Form 10-Q
period 2012-03-31
Carlyle Group L.P.
filed 2012-05-22
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-35538

The Carlyle Group L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2832612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Pennsylvania Avenue, NW Washington, D.C.	20004-2505
(Address of principal executive offices)	(Zip Code)

(202) 729-5626

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common units representing limited partner interests outstanding as of May 21, 2012 was 43,221,452.

i

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in our prospectus dated May 2, 2012, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on May 4, 2012, which is accessible on the SEC’s website at sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Prior to the reorganization on May 2, 2012 in connection with our initial public offering, our business was owned by four holding entities: TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. We refer to these four holding entities collectively as the “Parent Entities.” The Parent Entities were under the common ownership and control of our senior Carlyle professionals and two strategic investors that owned minority interests in our business — entities affiliated with Mubadala Development Company, an Abu-Dhabi based strategic development and investment company (“Mubadala”), and California Public Employees’ Retirement System (“CalPERS”). Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure to Carlyle Group, which is comprised of the Parent Entities and their consolidated subsidiaries and (2) after our reorganization into a holding partnership structure, to The Carlyle Group L.P. and its consolidated subsidiaries. In addition, certain individuals engaged in our businesses own interests in the general partners of our existing carry funds. Certain of these individuals have contributed a portion of these interests to us as part of the reorganization. We refer to these individuals, together with the owners of the Parent Entities prior to the reorganization and our initial public offering, collectively as our “pre-IPO owners.”

When we refer to the “partners of The Carlyle Group L.P.,” we are referring specifically to the common unitholders and our general partner and any others who may from time to time be partners of that specific Delaware limited partnership. When we refer to our “senior Carlyle professionals,” we are referring to the partners of our firm who are, together with CalPERS and Mubadala, the owners of our Parent Entities prior to the reorganization. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals.

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refers to those investment funds that we advise, including the buyout funds, growth capital funds, real asset funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds and fund of funds vehicles), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Our “fund of funds vehicles” refer to those funds, accounts and vehicles advised by AlpInvest Partners B.V., formerly known as AlpInvest Partners N.V. (“AlpInvest”).

“Fee-earning assets under management” or “Fee-earning AUM” refers to the assets we manage from which we derive recurring fund management fees. Our fee-earning AUM generally equals the sum of:

(a) for carry funds and certain co-investment vehicles where the investment period has not expired, the amount of limited partner capital commitments and for fund of funds vehicles, the amount of external investor capital commitments during the commitment period;

(b) for substantially all carry funds and certain co-investment vehicles where the investment period has expired, the remaining amount of limited partner invested capital;

(c) the gross amount of aggregate collateral balance at par, adjusted for defaulted or discounted collateral, of our collateralized loan obligations (“CLOs”) and the reference portfolio notional amount of our synthetic collateralized loan obligations (“synthetic CLOs”);

(d) the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds; and

(e) for fund of funds vehicles and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital.

“Assets under management” or “AUM” refers to the assets we manage. Our AUM equals the sum of the following:

(a) the fair value of the capital invested in our carry funds, co-investment vehicles and fund of funds vehicles plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b) the amount of aggregate collateral balance at par of our CLOs and the reference portfolio notional amount of our synthetic CLOs; and

(c) the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds.

We include in our calculation of AUM and fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Investment Group L.L.C. (“Riverstone”).

Our calculations of AUM and fee-earning AUM may differ from the calculations of other alternative asset managers. As a result, these measures may not be comparable to similar measures presented by other alternative asset managers. In addition, our calculation of AUM (but not fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of AUM or fee-earning AUM are not based on any definition of AUM or fee-earning AUM that is set forth in the agreements governing the investment funds that we advise.

For our carry funds, co-investment vehicles and fund of funds vehicles, total AUM includes the fair value of the capital invested, whereas fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital at cost, depending on whether the investment period for the fund has expired. As such, fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Condensed Combined and Consolidated Balance Sheets

(Dollars in millions)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$523.2	$509.6
Cash and cash equivalents held at Consolidated Funds	1,435.8	566.6
Restricted cash	24.9	24.6
Restricted cash and securities of Consolidated Funds	95.3	89.2
Accrued performance fees	2,489.6	2,189.1
Investments	411.5	454.9
Investments of Consolidated Funds	22,929.9	19,507.3
Due from affiliates and other receivables, net	220.5	287.0
Due from affiliates and other receivables of Consolidated Funds, net	288.5	287.6
Fixed assets, net	52.4	52.7
Deposits and other	75.4	70.2
Intangible assets, net	619.0	594.9
Deferred tax assets	17.0	18.0

Total assets	$29,183.0	$24,651.7

Liabilities and equity
Loans payable	$1,108.1	$860.9
Subordinated loan payable to affiliate	—	262.5
Loans payable of Consolidated Funds	12,454.6	9,689.9
Accounts payable, accrued expenses and other liabilities	180.6	203.4
Accrued compensation and benefits	480.1	577.9
Due to Carlyle partners	1,169.0	1,015.9
Due to affiliates	84.6	108.5
Deferred revenue	202.2	89.2
Deferred tax liabilities	54.9	48.3
Other liabilities of Consolidated Funds	1,279.9	568.1
Accrued giveback obligations	89.2	136.5

Total liabilities	17,103.2	13,561.1

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,231.5	1,923.4

Members’ equity	1,007.7	873.1
Accumulated other comprehensive loss	(69.1)	(55.8)

Total members’ equity	938.6	817.3
Equity appropriated for Consolidated Funds	1,339.0	853.7
Non-controlling interests in consolidated entities	7,570.7	7,496.2

Total equity	9,848.3	9,167.2

Total liabilities and equity	$29,183.0	$24,651.7

See accompanying notes.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Condensed Combined and Consolidated Statements of Operations

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Revenues
Fund management fees	$234.4	$228.0
Performance fees
Realized	280.6	402.4
Unrealized	360.2	472.3

Total performance fees	640.8	874.7
Investment income (loss)
Realized	(0.8)	33.1
Unrealized	22.3	8.3

Total investment income (loss)	21.5	41.4
Interest and other income	2.7	5.9
Interest and other income of Consolidated Funds	211.5	167.3

Total revenues	1,110.9	1,317.3

Expenses
Compensation and benefits
Base compensation	106.1	86.7
Performance fee related
Realized	34.3	53.0
Unrealized	54.8	35.5

Total compensation and benefits	195.2	175.2
General, administrative and other expenses	91.2	66.5
Interest	10.4	17.0
Interest and other expenses of Consolidated Funds	184.5	86.6
Other non-operating (income) expenses	(4.1)	15.4

Total expenses	477.2	360.7

Other income (loss)
Net investment gains (losses) of Consolidated Funds	872.1	(184.3)

Income before provision for income taxes	1,505.8	772.3
Provision for income taxes	11.7	6.1

Net income	1,494.1	766.2

Net income (loss) attributable to non-controlling interests in consolidated entities	864.9	(130.0)

Net income attributable to Carlyle Group	$629.2	$896.2

Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Condensed Combined and Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$1,494.1	$766.2
Other comprehensive income (loss)
Foreign currency translation adjustments	(258.6)	31.5
Cash flow hedges
Unrealized losses for the period	(1.6)	—
Less: reclassification adjustment for losses included in net income	1.9	1.5

Total cash flow hedges	0.3	1.5

Other comprehensive income (loss)	(258.3)	33.0

Comprehensive income	1,235.8	799.2
Less: Comprehensive (income) loss attributable to equity appropriated for Consolidated Funds	(115.6)	162.4
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(525.1)	(17.9)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	20.8	(35.7)

Comprehensive income attributable to Carlyle Group	$615.9	$908.0

See accompanying notes.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Condensed Combined and Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$1,494.1	$766.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24.2	18.2
Amortization of deferred financing fees	0.4	0.1
Non-cash performance fees	(478.1)	(517.8)
Other non-cash amounts	(4.1)	15.4
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(1,019.4)	(339.8)
Realized/unrealized loss from loans payable of Consolidated Funds	158.6	522.2
Purchases of investments by Consolidated Funds	(1,586.4)	(1,703.3)
Proceeds from sale and settlements of investments by Consolidated Funds	2,000.5	1,976.7
Non-cash interest income, net	(16.5)	(31.2)
Change in cash and cash equivalents held at Consolidated Funds	(226.1)	(193.0)
Change in other receivables held at Consolidated Funds	25.6	68.7
Change in other liabilities held at Consolidated Funds	43.1	86.0
Investment income	(19.6)	(37.5)
Purchases of investments	(15.0)	(1.7)
Proceeds from the sale of investments	145.7	241.6
Change in deferred taxes	7.6	4.3
Change in due from affiliates and other receivables	(11.9)	(3.2)
Change in deposits and other	(8.7)	(8.3)
Change in accounts payable, accrued expenses and other liabilities	(22.4)	(49.1)
Change in accrued compensation and benefits	(95.8)	(108.3)
Change in due to affiliates	(27.5)	3.8
Change in deferred revenue	111.6	62.7

Net cash provided by operating activities	479.9	772.7

Cash flows from investing activities
Change in restricted cash	—	(7.5)
Purchases of fixed assets, net	(5.1)	(7.1)
Purchases of intangible assets	(43.1)	—

Net cash used in investing activities	(48.2)	(14.6)

Cash flows from financing activities
Borrowings under credit facility	313.1	—
Repayments under credit facility	(55.9)	—
Payments on loans payable	(270.0)	—
Net payments on loans payable of Consolidated Funds	(182.9)	(417.8)
Contributions from members	1.1	4.5
Distributions to members	(199.1)	(540.2)
Contributions from non-controlling interest holders	631.4	205.0
Distributions to non-controlling interest holders	(800.8)	(80.9)
Change in due to/from affiliates financing activities	31.2	30.8
Change in due to/from affiliates and other receivables of Consolidated Funds	107.1	—

Net cash used in financing activities	(424.8)	(798.6)

Effect of foreign exchange rate changes	6.7	20.4
Increase (decrease) in cash and cash equivalents	13.6	(20.1)
Cash and cash equivalents, beginning of period	509.6	616.9

Cash and cash equivalents, end of period	$523.2	$596.8

Supplemental non-cash disclosures
Net assets related to consolidation of the CLOs	$357.3	$—

Non-cash distributions to members	$296.6	$206.1

Non-cash contributions from non-controlling interest holders	$73.0	$68.2

Non-cash distributions to non-controlling interest holders	$12.9	$28.3

See accompanying notes.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

The Carlyle Group (“Carlyle”) is one of the world’s largest global alternative asset management firms that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt and other investment opportunities.

Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Company for the investment of client assets in the normal course of business. Carlyle serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets, and Fund of Funds Solutions (see Note 13).

Basis of Presentation

The accompanying financial statements combine the accounts of TC Group, L.L.C., TC Group Cayman L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively “the Company” or “Carlyle Group”), which are under common ownership and control by Carlyle’s individual partners, the California Employees Public Retirement System (“CalPERS”), and Mubadala Development Company (“Mubadala”). In addition, certain Carlyle-affiliated funds, related co-investment entities, and certain CLOs managed by the Company (collectively the “Consolidated Funds”) have been consolidated in the accompanying financial statements for certain of the periods presented pursuant to U.S. GAAP as described in Note 2. This consolidation generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to Carlyle Group or members’ equity. The majority economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, equity appropriated for consolidated entities, and redeemable non-controlling interests in consolidated entities in the accompanying condensed combined and consolidated financial statements.

Net income is determined in accordance with U.S. GAAP for partnerships and is not comparable to net income of a corporation. All distributions and compensation for services rendered by Carlyle’s individual partners have been reflected as distributions from equity rather than compensation expense in the accompanying condensed combined and consolidated financial statements. Subsequent to its reorganization and initial public offering in May 2012, all compensation attributable to Carlyle’s partners will be recognized as an expense rather than as distributions from equity.

The accompanying condensed combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited combined and consolidated financial statements and notes for the year ended December 31, 2011, included in the Company’s final prospectus dated May 2, 2012 as part of its Registration Statement on Form S-1, as amended (SEC File No. 333-176685). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed combined and consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Reorganization

Pursuant to a reorganization agreement effective on May 2, 2012, Carlyle’s individual partners, CalPERS, and Mubadala contributed all of their interests in Carlyle Group to Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) in exchange for an aggregate of 274,000,000 Carlyle Holdings partnership units. Carlyle Holdings did not conduct any activity prior to the contribution of Carlyle Group on May 2, 2012.

The Carlyle Group L.P. (the “Partnership”) is a Delaware limited partnership formed on July 18, 2011. Pursuant to a reorganization into a holding partnership structure, the Partnership became a holding partnership and its sole assets are equity interests through wholly-owned subsidiary entities representing 30,500,000 Carlyle Holdings partnership units that the Partnership acquired using proceeds from the Partnership’s initial public offering on May 8, 2012. Beginning on May 8, 2012, through wholly-owned subsidiary entities, the Partnership is the sole general partner of Carlyle Holdings and operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its subsidiaries, continues to conduct the business now conducted by these subsidiaries. Carlyle Group Management L.L.C. is the general partner of the Partnership.

The accompanying condensed combined and consolidated financial statements of Carlyle Group reflect the predecessor financial statements of the Partnership, and do not reflect the effect of the reorganization, the initial public offering and the related transactions occurring in May 2012.

Initial Public Offering

On May 8, 2012, the Partnership completed an initial public offering of 30,500,000 common units priced at $22.00 per unit (the “Offering”). The common units are listed on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the Offering were approximately $619.9 million, after deducting underwriting discounts and offering expenses. As a result of this transaction, the Partnership owned approximately 10% of Carlyle Holdings, including the general partner interest in Carlyle Holdings. Carlyle’s individual partners, other individuals engaged in Carlyle’s business, Mubadala, and CalPERS collectively owned approximately 90% of Carlyle Holdings after the completion of the transactions described above. The underwriters’ option to purchase up to an additional 4,575,000 common units will expire on June 1, 2012.

After completion of the Offering, Carlyle Holdings repaid all outstanding indebtedness under Carlyle Group’s revolving credit facility of its senior secured credit facility, and approximately $40.0 million of outstanding indebtedness under a loan agreement Carlyle Group entered into in connection with the acquisition of Claren Road Asset Management, LLC, its subsidiaries, and Claren Road Capital, LLC (collectively, “Claren Road”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

In addition to the four affiliated entities described in Note 1, the accompanying condensed combined and consolidated financial statements consolidate: 1) Carlyle-affiliated funds and co-investment entities, for which the Company is the sole general partner and the presumption of control by the general partner has not been overcome and 2) variable interest entities (VIEs), including certain CLOs, for which the Company is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.

For entities that are determined to be VIEs, the Company consolidates those entities where it is deemed to be the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation rules require an

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.

In February 2010, Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds,” was issued. This ASU defers the application of the revised consolidation rules for a reporting enterprise’s interest in an entity if certain conditions are met, including the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance.

As of March 31, 2012, assets and liabilities of consolidated VIEs reflected in the condensed combined and consolidated balance sheets were $22.3 billion and $13.6 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Company. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of March 31, 2012, the Company held $34.7 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.

For all Carlyle-affiliated funds and co-investment entities (collectively “the Funds”) that are not determined to be VIEs, the Company consolidates those funds where, as the sole general partner, it has not overcome the presumption of control pursuant to U.S. GAAP. Most Carlyle funds provide a dissolution right upon a simple majority vote of the non-Carlyle affiliated limited partners such that the presumption of control by Carlyle is overcome. Accordingly, these funds are not consolidated in the Company’s condensed combined and consolidated financial statements.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Variable Interest Entities

The Company holds variable interests in certain VIEs which are not consolidated because the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to these unconsolidated entities. The assets recognized in the Company’s condensed combined and consolidated balance sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Investments	$2.1	$2.3
Receivables	14.6	100.0

Maximum Exposure to Loss	$16.7	$102.3

Basis of Accounting

The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Company’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the Portfolio Companies). In the preparation of these condensed combined and consolidated financial statements, the Company has retained the specialized accounting for the Funds, pursuant to U.S. GAAP.

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s condensed combined and consolidated balance sheets. Interest income and other income of the Consolidated Funds is included in interest and other income of Consolidated Funds and interest expense and other expenses of the Consolidated Funds is included in interest and other expenses of Consolidated Funds in the Company’s condensed combined and consolidated statements of operations. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Company’s condensed combined and consolidated balance sheets as equity appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in consolidated entities in the condensed combined and consolidated statements of operations and equity appropriated for Consolidated Funds in the condensed combined and consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed combined and consolidated financial statements and the resulting impact on performance fees. Actual results could differ from these estimates and such differences could be material.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed.

Revenue Recognition

Fund Management Fees

The Company provides management services to funds in which it holds a general partner interest or has a management agreement. For corporate private equity, certain global market strategies funds and real assets funds, management fees are calculated based on (a) limited partners’ capital commitments to the funds, (b) limited partners’ remaining capital invested in the funds at cost or (c) the net asset value (“NAV”) of certain of the funds, less offsets for the non-affiliated limited partners’ share of transaction advisory and portfolio fees earned, as defined in the respective partnership agreements.

Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. The Company will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semi-annually in advance and are recognized as earned over the subsequent six month period.

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for the CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

Management fees from fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the first two to five years of the investment period and 0.3% to 1.0% on the lower of cost of capital invested or fair value of the capital invested thereafter.

The Company also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $10.7 million and $31.1 million for the three months ended March 31, 2012 and 2011, respectively, net of any offsets as defined in the respective partnership agreements.

Performance Fees

Performance fees consist principally of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest). The Company is generally entitled to a 20% allocation

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

(or approximately 2% to 10% in the case of most of the Company’s fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (subject to catch-up provisions) from its corporate private equity and real assets funds. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as unrealized performance fees reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values.

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) the fund’s cumulative returns are in excess of the preferred return and (iii) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interests may be required to be returned by the Company in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2012 and December 31, 2011, the Company has recognized $89.2 million and $136.5 million, respectively, for giveback obligations.

In addition to its performance fees from its corporate private equity and real assets funds, the Company is also entitled to receive performance fees from certain of its global market strategies funds and fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying condensed combined and consolidated statements of operations.

Investment Income (Loss)

Investment income (loss) represents the unrealized and realized gains and losses resulting from the Company’s equity method investments and other principal investments. Investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income

Interest income is recognized when earned. Interest income earned by the Company was $1.4 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively, and is included in interest and other income in the accompanying condensed combined and consolidated statements of operations. Interest income of the Consolidated Funds was $184.0 million and $137.8 million for the three months ended March 31, 2012 and 2011, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed combined and consolidated statements of operations.

Compensation and Benefits — Base Compensation

Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts) and performance payment arrangements. Bonuses are accrued over the service period to which they relate. All payments made to Carlyle partners are accounted for as distributions from equity rather than as employee compensation.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Compensation and Benefits — Performance Fee Related

A portion of the performance fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. The Company recorded $89.1 million and $88.5 million of expense related to these arrangements for the three months ended March 31, 2012 and 2011, respectively. The Company had a liability of $369.4 million and $293.2 million in accrued compensation related to the portion of accrued performance fees due to employees and advisors as of March 31, 2012 and December 31, 2011, respectively.

Income Taxes

No provision has been made for U.S. federal income taxes in the accompanying condensed combined and consolidated financial statements since the Company is a group of pass-through entities for U.S. income tax purposes and its profits and losses are allocated to the partners who are individually responsible for reporting such amounts. Based on applicable foreign, state and local tax laws, the Company records a provision for income taxes for certain entities. The Company’s AlpInvest subsidiary is subject to entity level income taxes in the Netherlands. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

The Company uses the liability method of accounting for deferred income taxes pursuant to U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on the Company’s net deferred tax assets when it is more likely than not that such assets will not be realized.

The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to uncertain tax positions in the provision for income taxes within the condensed combined and consolidated statements of operations.

Non-controlling Interests in Consolidated Entities

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third-party investors. These interests are adjusted for general partner allocations and by subscriptions and redemptions in hedge funds which occur during the reporting period. Non-controlling interests related to hedge funds are subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time (typically one year), or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds are presented as redeemable non-controlling interests in consolidated entities within the condensed combined and consolidated balance sheets. When redeemable amounts become contractually payable to investors, they are classified as a liability and included in other liabilities of Consolidated Funds in the condensed combined and consolidated balance sheets.

Investments

Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) the investments held by the Consolidated Funds (all of which are presented at fair value in the Company’s condensed combined and consolidated financial statements) and (iii) certain credit-oriented investments. The valuation procedures utilized for investments of the Funds vary depending on the nature of the investment. The

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

fair value of investments in publicly-traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.

The fair value of non-equity securities, which may include instruments that are not listed on an exchange, considers, among other factors, external pricing sources, such as dealer quotes or independent pricing services, recent trading activity or other information that, in the opinion of the Company, may not have been reflected in pricing obtained from external sources.

When valuing private securities or assets without readily determinable market prices, the Company gives consideration to operating results, financial condition, economic and/or market events, recent sales prices and other pertinent information. These valuation procedures may vary by investment but include such techniques as comparable public market valuation, comparable acquisition valuation and discounted cash flow analysis. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, there is no assurance that, upon liquidation, the Company will realize the values presented herein.

Equity-Method Investments

The Company accounts for all investments in the unconsolidated Funds in which it has significant influence using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the Funds allocated based on the respective Fund partnership agreement, less distributions received. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $68.9 million and $76.6 million at March 31, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Company.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Company is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.6 million is included in restricted cash at March 31, 2012 and December 31, 2011. The remaining balance in restricted cash at March 31, 2012 and December 31, 2011 primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $40.2 million and $31.7 million is included in restricted cash and securities of Consolidated Funds at March 31, 2012 and December 31, 2011, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips, French government securities, guaranteed investment contracts and other highly liquid asset-backed securities as collateral for specific classes of loans payable in the CLOs. As of March 31, 2012 and December 31, 2011, securities of $55.1 million and $57.5 million, respectively, are included in restricted cash and securities of Consolidated Funds.

Derivative Instruments

Derivative instruments are recognized at fair value in the condensed combined and consolidated balance sheets with changes in fair value recognized in the condensed combined and consolidated statements of operations for all derivatives not designated as hedging instruments. For all derivatives where hedge accounting is applied, effectiveness testing and other procedures to assess the ongoing validity of the hedges are performed at least quarterly. For instruments designated as cash flow hedges, the Company records changes in the estimated fair value of the derivative, to the extent that the hedging relationship is effective, in other comprehensive income (loss). If the hedging relationship for a derivative is determined to be ineffective, due to changes in the hedging instrument or the hedged items, the fair value of the portion of the hedging relationship determined to be ineffective will be recognized as a gain or loss in the condensed combined and consolidated statements of operations.

Fixed Assets

Fixed assets consist of furniture, fixtures and equipment, leasehold improvements, and computer hardware and software and are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible Assets and Goodwill

The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.

Due to Carlyle Partners

The Company recognizes a distribution from capital and distribution payable to the individual Carlyle partners when services are rendered and carried interest allocations are earned. Also included are certain amounts due to partners related to business acquisitions in 2011 and 2010. Any unpaid distributions, which reflect the Company’s obligation to those partners, are presented as due to Carlyle partners in the accompanying condensed combined and consolidated balance sheets.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Deferred Revenue

Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges and foreign currency translation adjustments.

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed combined and consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $3.7 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively, are included in general, administrative and other expenses in the condensed combined and consolidated statements of operations.

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance for fair value measurements and disclosures to converge U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amended guidance, included in ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP,” is generally clarifying in nature, but does change certain existing measurement principles in ASC 820 and requires additional disclosure about fair value measurements and unobservable inputs. The Company adopted this guidance as of January 1, 2012, and the adoption did not have a material impact on the Company’s financial statements. The Company has included the additional disclosures required by this guidance in Note 4.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of changes in equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. In December 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this guidance as of January 1, 2012, and has included a separate statement of comprehensive income for the periods ended March 31, 2012 and 2011 in the accompanying condensed combined and consolidated financial statements.

In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amended guidance, included in ASU 2011-08, “Testing Goodwill for Impairment” is effective for the Company for its annual reporting period beginning after December 15, 2011. The amended guidance is intended to reduce complexity by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In December 2011, the FASB amended its guidance for offsetting financial instruments. The amended guidance, included in ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” is effective for the Company for its annual reporting period beginning on or after January 1, 2013. The amended guidance requires additional disclosure about netting arrangements to enable financial statement users to evaluate the effect or potential effect of such arrangements on an entity’s financial position. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

3. Acquisitions and Acquired Intangible Assets

Acquisition of CLO Management Contracts

On February 28, 2012, the Company purchased four European CLO management contracts from Highland Capital Management L.P. for approximately €32.4 million in cash. In August 2011, the Company purchased a management contract relating to a CLO managed by The Foothill Group, Inc (“Foothill”) for approximately $8.6 million in cash. The acquired contractual rights are finite-lived intangible assets. Pursuant to the accounting guidance for consolidation, these CLOs are required to be consolidated and the results of the acquired CLOs have been included in the condensed combined and consolidated statements of operations since their acquisition. These transactions were accounted for as asset acquisitions.

Acquisition of AlpInvest

On July 1, 2011, the Company completed the acquisition of a 60% equity interest in AlpInvest Partners N.V. (“AlpInvest”). The Company consolidated the financial position and results of operations of AlpInvest effective July 1, 2011 and accounted for this transaction as a business combination. The Company also consolidated certain AlpInvest-managed funds effective July 1, 2011. For a complete description of these acquisitions, please refer to Note 3 of the Company’s combined and consolidated financial statements for the year ended December 31, 2011.

As of March 31, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle partners was $7.0 million and $7.1 million, respectively, and has been included in accounts payable, accrued expenses and other liabilities in the accompanying condensed combined and consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle partners of $0.6 million for the three months ended March 31, 2012 are recorded in other non-operating expenses in the condensed combined and consolidated statements of operations. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of March 31, 2012 and December 31, 2011.

Acquisition of ESG

On July 1, 2011, the Company acquired 55% of Emerging Sovereign Group LLC, its subsidiaries, and Emerging Sovereign Partners LLC (collectively, “ESG”). The Company consolidated the financial position and results of operations of ESG effective July 1, 2011 and accounted for this transaction as a business combination. The Company also consolidated four ESG-managed funds effective July 1, 2011 and one additional ESG-managed fund for which it obtained control during the third quarter of 2011. For a complete description of these acquisitions, please refer to Note 3 of the Company’s combined and consolidated financial statements for the year ended December 31, 2011.

The fair value of the contingent consideration included in this acquisition was based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of March 31, 2012 and December 31, 2011, the fair value of the contingent and other consideration payable to the ESG sellers who are now partners of the Company was $69.5 million and $69.7 million, respectively, and has been included in due to Carlyle partners in the accompanying condensed combined and consolidated balance sheets. Changes in the fair value of these amounts of $(0.2) million for the three months ended March 31, 2012 are recorded in members’ equity in the condensed combined and consolidated balance sheets. As of March 31, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle partners was $5.0 million and has been included in accounts payable, accrued expenses and other liabilities in the accompanying condensed combined and consolidated balance sheets. Changes in the fair value of the contingent

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

consideration payable to non-Carlyle partners are recorded in other non-operating expenses in the condensed combined and consolidated statements of operations. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of March 31, 2012 and December 31, 2011.

Acquisition of Claren Road

On December 31, 2010, the Company acquired 55% of Claren Road, a credit hedge fund manager. The Company consolidates the financial position and results of operations of Claren Road effective December 31, 2010, and has accounted for this transaction as a business combination in the accompanying condensed combined and consolidated financial statements. The Company also consolidated two Claren Road-managed hedge funds effective December 31, 2010. For a complete description of this acquisition, please refer to Note 3 of the Company’s combined and consolidated financial statements for the year ended December 31, 2011.

The fair value of the contingent consideration included in this acquisition was based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. At March 31, 2012 and December 31, 2011, the fair value of the contingently issuable equity interests of $36.1 million and $36.9 million, respectively, and the fair value of the contingent and other consideration payable to the Claren Road sellers who are now partners of the Company of $96.3 million and $91.5 million, respectively, have been recorded as due to Carlyle partners in the accompanying condensed combined and consolidated financial statements. Changes in the fair value of these amounts of $4.0 million for the three months ended March 31, 2012 are recorded in members’ equity in the condensed combined and consolidated balance sheets. At March 31, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle partners of $20.1 million and $21.5 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed combined and consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle partners of $(1.4) million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, are recorded in other non-operating expenses in the condensed combined and consolidated statements of operations. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of March 31, 2012 and December 31, 2011.

Intangible Assets

The following table summarizes the carrying amount of intangible assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Acquired contractual rights	$658.4	$615.8
Acquired trademarks	6.8	6.8
Accumulated amortization	(83.3)	(64.5)

Finite-lived intangible assets, net	581.9	558.1
Goodwill	37.1	36.8

Intangible assets, net	$619.0	$594.9

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill, by segment as of March 31, 2012. There was no goodwill associated with the Company’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Fund of Funds Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2011	$28.0	$8.8	$36.8
Foreign currency translation	—	0.3	0.3

Balance as of March 31, 2012	$28.0	$9.1	$37.1

Intangible asset amortization expense was $18.7 million and $12.3 million for the three months ended March 31, 2012 and 2011, respectively, and is included in general, administrative, and other expenses in the condensed combined and consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2012 through 2016 and thereafter (Dollars in millions):

2012	$77.9
2013	79.0
2014	78.6
2015	76.2
2016	69.9
Thereafter	216.9

$598.5

4. Fair Value Measurement

The fair value measurement accounting guidance establishes a hierarchal disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Investments in hedge funds are classified in this category when their net asset value is redeemable without significant restriction.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Level III – inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. Investments in fund of funds are generally included in this category.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2012:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$363.5	$689.2	$1,861.6	$2,914.3
Bonds	—	—	876.7	876.7
Loans	—	—	12,750.3	12,750.3
Partnership and LLC interests(1)	—	—	4,149.1	4,149.1
Hedge funds	—	2,227.9	—	2,227.9
Other	—	—	11.6	11.6

	$363.5	$2,917.1	$19,649.3	$22,929.9
Trading securities and other	—	—	32.4	32.4
Restricted securities of Consolidated Funds	55.1	—	—	55.1

Total	$418.6	$2,917.1	$19,681.7	$23,017.4

Liabilities
Loans payable of Consolidated Funds	$—	$—	$12,454.6	$12,454.6
Interest rate swaps	—	7.0	—	7.0
Derivative instruments of the CLOs	—	—	4.8	4.8
Contingent consideration(2)	—	—	170.5	170.5

Total	$—	$7.0	$12,629.9	$12,636.9

(1)	Balance represents Fund Investments that the Company consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2011:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$61.9	$718.4	$1,868.9	$2,649.2
Bonds	—	—	557.0	557.0
Loans	—	—	10,152.6	10,152.6
Partnership and LLC interests (1)	—	—	4,198.6	4,198.6
Hedge funds	—	1,929.1	—	1,929.1
Other	—	—	20.8	20.8

	$61.9	$2,647.5	$16,797.9	$19,507.3
Trading securities and other	—	—	30.6	30.6
Restricted securities of Consolidated Funds	57.5	—	—	57.5

Total	$119.4	$2,647.5	$16,828.5	$19,595.4

Liabilities
Loans payable of Consolidated Funds	$—	$—	$9,689.9	$9,689.9
Interest rate swaps	—	7.3	—	7.3
Subordinated loan payable to affiliate	—	—	262.5	262.5
Contingent consideration(2)	—	—	169.2	169.2

Total	$—	$7.3	$10,121.6	$10,128.9

(1)	Balance represents Fund Investments that the Company consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments.

In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:

Corporate Private Equity Investments – The fair values of corporate private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Certain fund investments in the Company’s global market strategies, real assets and fund of funds solutions segments are comparable to corporate private equity and are valued in accordance with these policies.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Real Estate Investments – The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable assets (e.g., multiplying a key performance metric of the investee asset, such as net operating income, by a relevant cap rate observed in the range of comparable transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Credit-Oriented Investments – The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. In some instances, the Company may utilize other valuation techniques, including the discounted cash flow method.

CLO Investments and CLO Loans Payable – The Company has elected the fair value option to measure the loans payable of the CLOs at fair value, as the Company has determined that measurement of the loans payable and preferred shares issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The investments of the CLOs are also carried at fair value.

The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Company corroborates quotations from pricing services either with other available pricing data or with its own models. Generally, the bonds and loans in the CLOs are not actively traded and are classified as Level III.

The fair values of the CLO loans payable and the CLO structured asset positions are determined based on both discounted cash flow analyses and third-party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third-party financing environment, reinvestment rates, recovery lags, discount rates, and default forecasts and are compared to broker quotations from market makers and third party dealers.

Fund Investments – The Company’s investments in funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which is typically a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2012
	Investments of Consolidated Funds
				Partnership		Trading
	Equity			and LLC		securities and
	securities	Bonds	Loans	interests	Other	other	Total
Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of the CLOs	25.2	274.7	2,641.5	—	—	—	2,941.4
Transfers out (1)	(125.4)	—	—	—	—	—	(125.4)
Purchases	21.9	60.4	964.0	161.0	—	—	1,207.3
Sales	(94.3)	(60.4)	(595.3)	(89.6)	(1.7)	—	(841.3)
Settlements	—	—	(711.0)	—	—	—	(711.0)
Realized and unrealized gains (losses), net	165.3	45.0	298.5	(120.9)	(7.5)	1.8	382.2

Balance, end of period	$1,861.6	$876.7	$12,750.3	$4,149.1	$11.6	$32.4	$19,681.7

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$381.1	$32.9	$198.3	$174.6	$(4.1)	$1.8	$784.6

	Financial Assets
	Three Months Ended March 31, 2011
	Investments of Consolidated Funds
				Partnership		Trading
	Equity			and LLC		securities and
	securities	Bonds	Loans	interests	Other	other	Total
Balance, beginning of period	$36.8	$460.3	$10,433.5	$14.8	$33.9	$21.8	$11,001.1
Transfers out (1)	(4.4)	—	—	—	—	—	(4.4)
Purchases	4.8	84.6	1,416.8	—	—	2.5	1,508.7
Sales	(10.3)	(122.2)	(550.7)	(0.2)	(3.0)	(0.2)	(686.6)
Settlements	—	—	(1,256.3)	—	—	—	(1,256.3)
Realized and unrealized gains (losses), net	19.6	44.2	474.4	(1.4)	1.8	3.0	541.6

Balance, end of period	$46.5	$466.9	$10,517.7	$13.2	$32.7	$27.1	$11,104.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$15.8	$25.4	$218.4	$(1.4)	$(0.3)	$3.0	$260.9

(1)	Transfers out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

	Financial Liabilities
	Three Months Ended March 31, 2012
		Derivative
	Loans Payable	Instruments of	Subordinated
	of Consolidated	Consolidated	Loan Payable	Contingent
	Funds	Funds	to Affiliate	Consideration	Total
Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of the CLOs	2,705.9	4.6	—	—	2,710.5
Paydowns	(182.9)	—	(260.0)	(0.7)	(443.6)
Realized and unrealized (gains) losses, net	241.7	0.2	(2.5)	2.0	241.4

Balance, end of period	$12,454.6	$4.8	$—	$170.5	$12,629.9

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$153.2	$3.9	$—	$(0.8)	$156.3

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	Financial Liabilities
	Three Months Ended March 31, 2011
		Derivative
	Loans Payable	Instruments of	Subordinated
	of Consolidated	Consolidated	Loan Payable	Contingent
	Funds	Funds	to Affiliate	Consideration	Total
Balance, beginning of period	$10,418.5	$1.9	$494.0	$95.0	$11,009.4
Borrowings	0.7	—	—	—	0.7
Paydowns	(417.4)	(0.1)	—	—	(417.5)
Realized and unrealized losses, net	732.8	1.1	14.7	1.7	750.3

Balance, end of period	$10,734.6	$2.9	$508.7	$96.7	$11,342.9

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$521.5	$0.9	$14.7	$0.7	$537.8

Total realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the condensed combined and consolidated statements of operations.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2012:

	Fair Value
	at
	March 31,			Range
(Dollars in millions)	2012	Valuation Technique(s)	Unobservable Input(s)	(Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$1,757.8	Comparable Multiple	LTM EBITDA Multiple	4.8x -13.2x (8.8x)
	29.5	Comparable Multiple	Price Earnings Multiple	(10.1x)
	14.7	Comparable Multiple	Book Value Multiple	(1.0x)
	59.6	Consensus Pricing	Indicative Quotes ($ per Share)	($15)
Bonds	876.7	Consensus Pricing	Indicative Quotes (% of Par)	(88)
Loans	12,386.9	Consensus Pricing	Indicative Quotes (% of Par)	(92)
	363.4	Discounted Cash Flow	Discount Rate	9% - 25% (13%)
Partnership and LLC interests	4,149.1	NAV of Underlying Fund(1)	N/A	N/A
Other	11.6	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)

	$19,649.3
Trading securities and other	32.4	Dealer Pricing	Indicative Quotes (% of Par)	75 - 86 (81)

Total	$19,681.7

Liabilities
Loans payable of Consolidated Funds
Senior secured notes	11,605.7	Discounted Cash Flow with Consensus Pricing	Discount Rates	(6%)
			Default Rates	(3%)
			Recovery Rates	(67%)
			Indicative Quotes (% of Par)	(86)
Subordinated notes and preferred shares	843.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	(27%)
			Default Rates	(2%)
			Recovery Rates	(67%)
			Indicative Quotes (% of Par)	(48)
Combination notes	5.3	Consensus Pricing	Indicative Quotes (% of Par)	(89)
Derivative instruments of Consolidated Funds	4.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)
Contingent consideration(2)	170.5	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	37% -100% (84%)
			Discount Rate	6% -25% (21%)

Total	$12,629.9

(1)	Represents the Company’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

The significant unobservable inputs used in the fair value measurement of the Company’s investments in equity securities include EBITDA, price-earnings and book value multiples, as well as indicative quotes. Significant decreases in any of those inputs in isolation would result in a lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s investments in bonds and loans are discount rates and indicative quotes. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s other investments of Consolidated Funds, trading securities and other investments, and derivative instruments of Consolidated Funds are primarily indicative quotes. A significant decrease in this input in isolation would result in a significantly lower fair value measurement.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Company’s loans payable of Consolidated Funds are discount rates, default rates and recovery rates. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates in isolation would result in a significantly higher fair value.

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are assumed percentage of total potential contingent payments and discount rates. A significant decrease in the assumed percentage of total potential contingent payments or increase in discount rates in isolation would result in a significantly lower fair value measurement.

5. Investments and Accrued Performance Fees

Investments

Investments consist of the following:

	As of
	March 31,	December 31,
	2012	2011
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$374.4	$419.9
Trading securities and other investments	37.1	35.0

Total	$411.5	$454.9

Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	March 31,	December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$1,881.9	$1,599.2
Global Market Strategies	63.0	170.0
Real Assets	368.2	270.9
Fund of Funds Solutions	176.5	149.0

Total	$2,489.6	$2,189.1

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Accrued performance fees are shown gross of the Company’s accrued giveback obligations, which are separately presented in the condensed combined and consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31,	December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$(23.9)	$(77.8)
Global Market Strategies	(1.2)	(1.2)
Real Assets	(64.1)	(57.5)

Total	$(89.2)	$(136.5)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	$XXX,X	$XXX,X
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$464.5	$693.7
Global Market Strategies	45.5	80.0
Real Assets	105.5	101.0
Fund of Funds Solutions	25.3	—

Total	$640.8	$874.7

Approximately 56% and 55% of accrued performance fees at March 31, 2012 and December 31, 2011, respectively, are related to Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., three of the Company’s corporate private equity funds. Performance fees from these funds were $397.5 million and $572.6 million, respectively, of total performance fees for the three months ended March 31, 2012 and 2011. Total revenues recognized from Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $81.5 million, $287.1 million and $93.2 million, respectively, for the three months ended March 31, 2012.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Equity-Method Investments

The Company holds investments in its unconsolidated funds, typically as general partner interests, which are accounted for under the equity method. Investments are related to the following segments:

	As of
	March 31,	December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$183.6	$238.5
Global Market Strategies	11.6	11.9
Real Assets	179.2	169.5

Total	$374.4	$419.9

The Company’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, which are not consolidated but in which Carlyle exerts significant influence. The summarized financial information of the Company’s equity method investees is as follows (Dollars in millions):

	Corporate		Global
	Private Equity		Market Strategies		Real Assets		Aggregate Totals
	For the Three Months Ended		For the Three Months		For the Three Months		For the Three Months Ended
	March 31,		Ended March 31,		Ended March 31,		March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Statement of income information
Investment income	$60.5	$50.0	$35.0	$30.7	$116.2	$108.1	$211.7	$188.8
Expenses	130.5	126.5	10.2	10.7	101.4	93.3	242.1	230.5

Net investment income (loss)	(70.0)	(76.5)	24.8	20.0	14.8	14.8	(30.4)	(41.7)
Net realized and unrealized gain	2,932.7	3,186.0	201.2	253.9	2,125.4	1,383.8	5,259.3	4,823.7

Net income	$2,862.7	$3,109.5	$226.0	$273.9	$2,140.2	$1,398.6	$5,228.9	$4,782.0

	Corporate		Global
	Private Equity		Market Strategies		Real Assets		Aggregate Totals
	As of		As of		As of		As of
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Balance sheet information
Investments	$38,201.9	$36,517.6	$1,800.6	$1,936.2	$24,524.7	$20,952.4	$64,527.2	$59,406.2
Total assets	$40,066.9	$37,729.7	$1,994.1	$2,224.3	$25,909.3	$21,860.3	$67,970.3	$61,814.3
Debt	$239.4	$79.9	$—	$64.0	$1,747.3	$1,978.1	$1,986.7	$2,122.0
Other liabilities	$270.0	$278.7	$18.8	$116.0	$390.8	$260.9	$679.6	$655.6
Total liabilities	$509.4	$358.6	$18.8	$180.0	$2,138.1	$2,239.0	$2,666.3	$2,777.6
Partners’ capital	$39,557.5	$37,371.1	$1,975.3	$2,044.3	$23,771.2	$19,621.3	$65,304.0	$59,036.7

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Investment Income

The components of investment income are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Income from equity investments	$21.5	$39.6
Income from trading securities	2.1	1.3
Other investment income (loss)	(2.1)	0.5

Total	$21.5	$41.4

Carlyle’s income from its equity-method investments is included in investment income in the condensed combined and consolidated statements of operations and consists of:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$19.9	$32.8
Global Market Strategies	0.8	0.6
Real Assets	0.8	6.2

Total	$21.5	$39.6

Trading Securities and Other Investments

Trading securities as of March 31, 2012 and December 31, 2011 primarily consisted of $37.1 million and $35.0 million, respectively, of investments in corporate mezzanine securities, bonds and warrants.

Investments of Consolidated Funds

On March 30, 2012, the Company formed a new CLO. The Company has concluded that the CLO is a VIE and the Company is the primary beneficiary. As a result, the Company consolidates the financial position and results of operations of the CLO into its condensed combined and consolidated financial statements beginning on March 30, 2012. As of March 31, 2012, the total assets of this CLO were $892.4 million.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds (Dollars in millions):

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	March 31,	December 31,	March 31,	December 31,
Description or Investment Strategy	2012	2011	2012	2011
	(Dollars in millions)
United States
Equity securities:
Accommodation and Food Services	$84.8	$106.1	0.37%	0.54%
Administrative Support, Waste Management, Remediation Services	157.6	—	0.69%	—
Aerospace and defense	57.0	53.2	0.25%	0.27%
Education Services	52.5	—	0.23%	—
Finance and Insurance	83.0	—	0.36%	—
Manufacturing	338.0	412.7	1.47%	2.12%
Professional, Scientific, Technical Services	584.8	500.0	2.55%	2.56%
Retail trade	132.2	147.1	0.58%	0.75%
Wholesale Trade	74.3	—	0.32%	—
Other	145.3	263.2	0.63%	1.35%

Total equity securities (cost of $2,024.4 and $2,160.6 at March 31, 2012 and December 31, 2011, respectively)	1,709.5	1,482.3	7.45%	7.59%
Partnership and LLC interests:
Fund investments	2,671.5	2,701.0	11.65%	13.85%

Total Partnership and LLC interests (cost of $2,513.8 and $2,593.5 at March 31, 2012 and December 31, 2011, respectively)	2,671.5	2,701.0	11.65%	13.85%
Loans:
Administrative Support, Waste Management, Remediation Services	—	60.6	—	0.31%
Manufacturing	86.2	65.0	0.38%	0.33%
Professional, Scientific, Technical Services	99.3	81.1	0.43%	0.42%
Wholesale Trade	67.1	—	0.29%	—
Other	100.0	129.9	0.44%	0.67%

Total loans (cost of $422.6 and $361.4 at March 31, 2012 and December 31, 2011, respectively)	352.6	336.6	1.54%	1.73%
Total investment in hedge funds	2,227.9	1,929.1	9.72%	9.89%
Assets of the CLOs
Bonds	265.5	247.7	1.16%	1.27%
Equity	51.7	25.3	0.23%	0.13%
Loans	7,605.0	6,911.6	33.16%	35.43%
Other	—	0.1	—	—

Total assets of the CLOs (cost of $8,036.8 and $7,446.8 at March 31, 2012 and December 31, 2011, respectively)	7,922.2	7,184.7	34.55%	36.83%

Total United States	$14,883.7	$13,633.7	64.91%	69.89%

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(Dollars in millions)
Canada
Equity securities:
Other	$2.0	$5.8	0.01%	0.03%

Total equity securities (cost of $0 and $6.1 at March 31, 2012 and December 31, 2011,respectively)	2.0	5.8	0.01%	0.03%
Partnership and LLC interests:
Fund investments	44.0	45.0	0.19%	0.23%

Total Partnership and LLC interests (cost of $106.6 and $112.0 at March 31, 2012 and December 31, 2011, respectively)	44.0	45.0	0.19%	0.23%
Loans:
Transportation and Warehousing	9.0	8.0	0.04%	0.04%

Total loans (cost of $15.3 and $9.5 at March 31, 2012 and December 31, 2011, respectively)	9.0	8.0	0.04%	0.04%
Assets of the CLOs
Bonds	10.0	15.8	0.04%	0.08%
Loans	261.7	228.5	1.14%	1.17%

Total assets of the CLOs (cost of $269.6 and $247.2 at March 31, 2012 and December 31, 2011, respectively)	271.7	244.3	1.18%	1.25%

Total Canada	$326.7	$303.1	1.42%	1.55%

Europe
Equity securities:
Administrative Support, Waste Management, Remediation Services	$105.9	$104.4	0.46%	0.54%
Health Care and Social Assistance	51.8	—	0.23%	—
Information	88.4	88.1	0.39%	0.45%
Manufacturing	425.6	389.2	1.86%	1.99%
Mining	84.5	—	0.37%	—
Retail Trade	122.8	95.4	0.54%	0.49%
Wholesale Trade	76.3	62.8	0.33%	0.32%
Other	75.6	106.9	0.33%	0.55%

Total equity securities (cost of $1,556.5 and $1,249.3 at March 31, 2012 and December 31, 2011,respectively)	1,030.9	846.8	4.51%	4.34%
Partnership and LLC interests:
Fund investments	967.9	976.9	4.22%	5.01%

Total Partnership and LLC interests (cost of $1,025.0 and $1,052.6 at March 31, 2012 and December 31, 2011, respectively)	$967.9	$976.9	4.22%	5.01%

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(Dollars in millions)
Europe
Loans:
Manufacturing	$1.8	$158.2	0.01%	0.81%
Other	—	135.1	—	0.69%

Total loans (cost of $0 and $413.3 at March 31, 2012 and December 31, 2011, respectively)	1.8	293.3	0.01%	1.50%
Assets of the CLOs
Bonds	594.2	288.6	2.59%	1.48%
Equity	11.4	12.5	0.05%	0.06%
Loans	4,520.2	2,577.2	19.71%	13.21%
Other	11.6	20.7	0.05%	0.11%

Total assets of the CLOs (cost of $5,747.9 and $3,345.2 at March 31, 2012 and December 31, 2011, respectively)	5,137.4	2,899.0	22.40%	14.86%

Total Europe	$7,138.0	$5,016.0	31.14%	25.71%

Australia
Assets of the CLOs
Bonds	$7.0	$4.9	0.03%	0.03%

Total assets of the CLOs (cost of $6.5 and $5.0 at March 31, 2012 and December 31, 2011,respectively)	7.0	4.9	0.03%	0.03%

Total Australia	$7.0	$4.9	0.03%	0.03%

Global
Equity securities:
Manufacturing	$108.8	$73.9	0.47%	0.38%

Total equity securities (cost of $89.8 and $85.3 at March 31, 2012 and December 31, 2011, respectively)	108.8	73.9	0.47%	0.38%

Partnership and LLC interests:
Fund investments	465.7	475.7	2.03%	2.44%

Total Partnership and LLC interests (cost of $408.5 and $427.2 at March 31, 2012 and December 31, 2011, respectively)	465.7	475.7	2.03%	2.44%

Total Global	$574.5	$549.6	2.50%	2.82%

Total investments of Consolidated Funds (cost of $22,223.3 and $19,514.9 at March 31, 2012 and December 31, 2011, respectively)	$22,929.9	$19,507.3	100.00%	100.00%

There were no individual investments with a fair value greater than five percent of total assets for any period presented.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Interest income from investments	$184.0	$137.8
Other income	27.5	29.5

Total	$211.5	$167.3

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Gains from investments of Consolidated Funds	$1,031.1	$343.1
Losses from liabilities of CLOs	(159.2)	(527.0)
Gains (losses) on other assets of CLOs	0.2	(0.4)

Total	$872.1	$(184.3)

The following table presents realized and unrealized gains earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Realized gains	$215.1	$46.1
Net change in unrealized gains	816.0	297.0

Total	$1,031.1	$343.1

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

6. Non-controlling Interests in Consolidated Entities

The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,351.3	$7,290.6
Non-Carlyle interests in majority-owned subsidiaries	166.2	159.4
Non-controlling interest in AlpInvest	46.3	40.2
Non-controlling interest in carried interest and cash held for carried interest distributions	6.9	6.0

Non-controlling interests in consolidated entities	$7,570.7	$7,496.2

The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$772.2	$9.6
Non-Carlyle interests in majority-owned subsidiaries	7.4	7.3
Non-controlling interest in carried interest and cash held for carried interest distributions	1.0	0.1

Net income (loss) attributable to other non-controlling interests in consolidated entities	780.6	17.0
Net income (loss) attributable to equity appropriated for CLOs	105.1	(182.7)
Net (loss) income attributable to redeemable non-controlling interests in consolidated entities	(20.8)	35.7

Non-controlling interests in income (loss) of consolidated entities	$864.9	$(130.0)

There have been no significant changes in the Company’s ownership interests in its consolidated entities for the periods presented.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

7. Fixed Assets, Net

The components of the Company’s fixed assets are as follows:

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Furniture, fixtures and equipment	$37.7	$37.4
Computer hardware and software	95.0	94.8
Leasehold improvements	48.7	49.1

Total fixed assets	181.4	181.3
Less: accumulated depreciation	(129.0)	(128.6)

Net fixed assets	$52.4	$52.7

Depreciation and amortization expense of $5.5 million and $5.9 million for the three months ended March 31, 2012 and 2011, respectively, is included in general, administrative and other expenses in the condensed combined and consolidated statements of operations.

8. Loans Payable

Senior Secured Credit Facility

At March 31, 2012, the Company had in place a senior secured credit facility with certain financial institutions under which it may borrow up to $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility will accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (2.00% at March 31, 2012). As of March 31, 2012 and December 31, 2011, $500.0 million was outstanding under the term loan. Outstanding principal amounts under the term loan are payable quarterly beginning in September 2014 as follows (Dollars in millions):

$000,000
2014	$75.0
2015	175.0
2016	250.0

$500.0

The senior secured credit facility is secured by management fees and carried interest allocable to the partners of the Company from certain funds and requires the Company to comply with certain financial and other covenants, which include maintaining management fee earning assets of at least $53.0 billion, a senior debt leverage ratio of less than or equal to 2.5 to 1.0, a total debt leverage ratio of less than 5.5 to 1.0, and a minimum interest coverage ratio of not less than 4.0 to 1.0, in each case, tested on a quarterly basis. The senior secured credit facility also contains non-financial covenants that restrict some of the Company’s corporate activities, including its ability to incur additional debt, pay certain dividends, create liens, make certain acquisitions or investments and engage in specified transactions with affiliates. Non-compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the senior secured credit facility. An event of default resulting from a breach of a financial or non-financial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior secured credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

As of March 31, 2012 and December 31, 2011, $568.1 million and $310.9 million, respectively, was outstanding under the revolving credit facility.

Total interest expense under the senior secured credit facility was $6.7 million and $5.4 million for the three months ended March 31, 2012 and 2011, respectively. The fair value of the outstanding term loan and revolving credit facility in the senior secured credit facility approximates par value at March 31, 2012 and December 31, 2011, respectively.

The Company is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Company entered into an interest rate swap in March 2008 to fix the base LIBOR interest rate on approximately 33% of the $725.0 million in term loan borrowings at 3.319%. The interest rate swap had an initial notional balance of $239.2 million and amortizes through August 20, 2013 (the swap’s maturity date) as the related term loan borrowings are repaid. This instrument was designated as a cash flow hedge and remains in place after the amendment of the senior secured credit facility.

In December 2011, the Company entered into a second interest rate swap to fix the base LIBOR interest rate at 1.082% on the remaining term loan borrowings not hedged by the March 2008 interest rate swap. This interest rate swap matures on September 30, 2016, which coincides with the maturity of the term loan. This instrument has been designated as a cash flow hedge.

The effective portion of losses related to change in the fair value of the swaps were not significant for the three months ended March 31, 2012 and 2011. The ineffective portion of losses recognized in earnings were not significant for any period presented. The balance in accumulated other comprehensive loss related to these cash flow hedges will be reclassified into earnings as interest expense is recognized. As of March 31, 2012, approximately $5.9 million of the accumulated other comprehensive loss related to these cash flow hedges is expected to be recognized as a decrease to income from continuing operations over the next twelve months.

On December 13, 2011, the Company entered into a new senior credit facility. The new senior credit facility, while currently effective, became operative on May 9, 2012. The new senior credit facility replaces the existing senior secured credit facility, amounts borrowed under the existing senior secured credit facility were deemed to have been repaid by borrowings in like amount under the new senior credit facility, and the Company is no longer subject to the financial and other covenants of the existing senior secured credit facility.

The new senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. As of May 21, 2012, no borrowings are outstanding on the new revolving credit facility. The new term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the new term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75%. Outstanding principal amounts due under the term loan are payable quarterly beginning in September 2014 as follows: $75.0 million in 2014, $175.0 million in 2015 and $250.0 million in 2016. The new senior credit facility is unsecured and is not guaranteed by any subsidiaries of the Company. The Company is required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $53.0 billion and a total debt leverage ratio of less than 3.0 to 1.0. The Company is not subject to a senior debt leverage ratio or a minimum interest coverage ratio.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Other Loans

At March 31, 2012, the Company had an outstanding loan of $40.0 million related to the Claren Road acquisition. The loan was scheduled to mature on December 31, 2015 and interest is payable semi-annually at an adjustable annual rate, currently 6.0%. Total interest expense was $0.6 million and $0.7 million for the three months ended March 31, 2012 and 2011. On May 9, 2012, the outstanding balance of $40.0 million was repaid (see Note 1).

As part of the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. The loan was scheduled to mature on January 3, 2017 and interest is payable quarterly, commencing March 31, 2011 at an annual rate of 8.0%. Total interest expense was $0.1 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. The remaining principal balance outstanding was repaid in 2012 and no principal amounts remain outstanding at March 31, 2012.

Debt Covenants

The Company is subject to various financial covenants under its loan agreements including among other items, maintenance of a minimum amount of management fee earning assets. The Company is also subject to various non-financial covenants under its loan agreements. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2012.

Subordinated Loan Payable to Affiliate

In December 2010, the Company received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes and a 2% equity interest in the Company. Interest on the notes is payable semi-annually, commencing June 30, 2011 at a rate of 7.25% per annum to the extent paid in cash or 7.5% per annum to the extent paid by issuing payment-in-kind notes (“PIK Notes”). Total interest expense was $3.1 million and $10.0 million for the three months ended March 31, 2012 and 2011, respectively.

On October 20, 2011, the Company borrowed $265.5 million under its revolving credit facility to redeem $250.0 million aggregate principal amount of the subordinated notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $5.5 million.

On March 1, 2012, the Company borrowed $263.1 million under its revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of the subordinated notes held by Mubadala for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million.

Loans Payable of Consolidated Funds

Loans payable of Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities, and are included in loans payable of Consolidated Funds in the condensed combined and consolidated balance sheets.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

As of March 31, 2012 and December 31, 2011, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate			Weighted Average Remaining Maturity in Years
Senior secured notes	$13,302.8	$11,605.7	1.67%			8.98
Subordinated notes, Income notes and Preferred shares	674.7	843.6	N/A	(a	)	8.49
Combination notes	6.0	5.3	N/A	(b	)	9.68

Total	$13,983.5	$12,454.6

	As of December 31, 2011
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate			Weighted Average Remaining Maturity in Years
Senior secured notes	$10,291.2	$9,010.7	1.44%			8.85
Subordinated notes, Income notes and Preferred shares	417.3	670.7	N/A	(a	)	8.54
Combination notes	9.9	8.5	N/A	(b	)	9.92

Total	$10,718.4	$9,689.9

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2012 and December 31, 2011, the fair value of the CLO assets was $14.9 billion and $11.0 billion, respectively. Included in loans payable of the CLOs are loan revolvers (the APEX Revolvers), which the CLOs entered into with financial institutions on their respective closing dates. The APEX Revolvers provide credit enhancement to the securities issued by the CLOs by allowing the CLOs to draw down on the revolvers in order to offset a certain level of principal losses upon any default of the investment assets held by that CLO. The APEX Revolvers allow for a maximum borrowing of $38.3 million as of March 31, 2012 and December 31, 2011, and bear weighted average interest at LIBOR plus 0.37% per annum. Amounts borrowed under the APEX Revolvers are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. Due to their short-term nature, the Company has elected not to apply the fair value option to the APEX revolvers; rather, they are carried at amortized cost at each reporting date which the Company believes approximates fair value. There were no outstanding principal amounts borrowed under the APEX Revolvers as of March 31, 2012 and December 31, 2011.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest where there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. The liquidity facilities in aggregate allow for a maximum borrowing of $40.0 million and bear weighted average interest at EURIBOR plus 0.39% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There was $22.0 million outstanding under the liquidity facility as of March 31, 2012. There were no borrowings outstanding under the liquidity facility as of December 31, 2011.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

9. Commitments and Contingencies

Capital Commitments

The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2012 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$961.3
Global Market Strategies	129.2
Real Assets	238.5

$1,329.0

In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Company entered into an agreement with a financial institution pursuant to which the Company is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2% (3.45% at March 31, 2012), reset quarterly. As of March 31, 2012 and December 31, 2011, approximately $14.0 million and $14.3 million, respectively, was outstanding under the credit facility and payable by the employees. The amount funded by the Company under this guarantee as of March 31, 2012 was not material. The Company believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the condensed combined and consolidated financial statements.

Other Guarantees

The Company has guaranteed payment of giveback obligations, if any, related to one of its corporate private equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At March 31, 2012 and December 31, 2011, $13.6 million was held in an escrow account and the Company believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $89.2 million at March 31, 2012, is shown as accrued giveback obligations in the condensed combined and consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2012. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Company has recorded $29.5 million and $56.5 million, of unbilled receivables from former and current employees and Carlyle’s individual partners as of March 31, 2012 and December 31, 2011, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed combined and consolidated balance sheets. Current and former partners and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual partners and employees in Carlyle-sponsored funds. In addition, $275.4 million and $250.8 million has been withheld from distributions of carried interest to partners and employees for potential giveback obligations as of March 31, 2012 and December 31, 2011, respectively. Such amounts are held by an entity not included in the accompanying condensed combined and consolidated balance sheets.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

If, at March 31, 2012, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $961.4 million, on an after-tax basis where applicable.

Leases

The Company leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2012 through 2020. These leases are accounted for as operating leases. Rent expense was approximately $12.2 million and $10.2 million for the three months ended March 31, 2012 and 2011, respectively, and is included in general, administrative and other expenses in the condensed combined and consolidated statements of operations. Included in rent expense are lease termination costs of $0.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.

The future minimum commitments for the leases are as follows (Dollars in millions):

$xxxxxx
2012	$35.2
2013	43.1
2014	40.1
2015	36.1
2016	23.5
Thereafter	133.9

$311.9

Total minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2012 were $7.0 million.

The Company records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $14.2 million and $12.9 million as of March 31, 2012 and December 31, 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed combined and consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Company is a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate for any such matters the reasonably possible amount of loss or range of loss. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements.

Along with many other companies and individuals in the financial sector, the Company and Carlyle Mezzanine Partners are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Company and Carlyle Mezzanine Partners on the ground that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. The Company is currently unable to anticipate when the litigation will conclude or what impact the litigation may have on the Company and its interest holders.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

In July 2009, a former shareholder of Carlyle Capital Corporation Limited (CCC), claiming to have lost $20.0 million, filed a claim against CCC, the Company and certain affiliates and one officer of the Company (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff seeks treble damages, interest, expenses and attorney’s fees and to have the subscription agreement deemed null and void and a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts, and the plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and has filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion for summary judgment. The defendants are vigorously contesting all claims asserted by the plaintiff.

In November 2009, another CCC investor instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining the plaintiff from proceeding in Kuwait against either Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in the plaintiff’s subscription agreement, which provided for exclusive jurisdiction in Delaware courts. In September 2011, the plaintiff reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. The Company believes these claims are without merit and intends to vigorously contest all such allegations and is currently unable to anticipate what impact they may have on the Company.

The Guernsey liquidators who took control of CCC in March 2008 filed four suits in July 2010 against the Company, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that the Company and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The Liquidators further allege (among other things) that the directors and the Company put the interests of the Company ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Company’s reputation and its “brand” over the best interests of CCC. The defendants filed a comprehensive motion to dismiss in Delaware in October 2010. In December 2010, the Liquidators dismissed the complaint in Delaware voluntarily and without prejudice and expressed an intent to proceed against the defendants in Guernsey. The Company filed an action in Delaware seeking an injunction against the Liquidators to preclude them from proceeding in Guernsey in violation of a Delaware exclusive jurisdiction clause contained in the investment management agreement. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause. That ruling was appealed by the Liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. The Company has sought a review of that ruling pursuant to an application for special leave to the Privy Council. The Company has also requested a stay of further proceedings from the Privy Council. Also, in October 2011, the plaintiffs obtained an ex parte anti-anti-suit injunction in Guernsey against the Company’s anti-suit claim in Delaware. That ruling has been affirmed by the Guernsey Court of Appeal. The Company has sought an appeal before the Privy Council on the anti-anti-suit injunction order. The Liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice. The Company believes that regardless of where the claims are litigated, they are without merit and it will vigorously contest all allegations. The Company recognized a loss of $152.3 million in 2008 in connection with the winding up of CCC.

In June 2011, August 2011, and September 2011, three putative shareholder class actions were filed against the Company, certain of its affiliates and former directors of CCC alleging that the fund offering materials and

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions, (Phelps v. Stomber, et al.) and (Glaubach v. Carlyle Capital Corporation Limited, et al.), were filed in the United States District Court for the District of Columbia. The most recent shareholder class action (Phelps v. Stomber, et al.) was filed in the Supreme Court of New York, New York County was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case, under the caption of Phelps v. Stomber, and the Phelps named plaintiffs have been designated “lead plaintiffs” by the court. The New York case has been transferred to the D.C. federal court and the plaintiffs have requested that it be consolidated with the other two D.C. actions. The defendants have opposed and have moved to dismiss the case as duplicative. The plaintiffs seek all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney fees. The defendants have filed a comprehensive motion to dismiss. We believe the claims are without merit and will vigorously contest all claims.

In September 2006 and March 2009, the Company received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. The Company is fully cooperating with the DOJ’s investigation and is currently unable to anticipate what impact it may have on the Company.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Company, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout actions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and injunction against such conduct in restraint of trade in the future. The Company believes the claims are without merit and will vigorously contest all claims and is currently unable to anticipate what impact it may have on the Company.

Other Contingencies

From 2007 to 2009, a Luxembourg portfolio company owned by Carlyle Europe Real Estate Partners, L.P. (CEREP I) received proceeds from the sale of real estate located in Paris, France. CEREP I is a real estate fund not consolidated by the Company. The relevant French tax authorities have asserted that such portfolio company had a permanent establishment in France, and have issued a tax assessment seeking to collect €97.0 million, consisting of taxes, interest and penalties.

During 2006, CEREP I completed a reorganization of several Italian portfolio companies. Such Italian portfolio companies subsequently completed the sale of various properties located in Italy. The Italian tax authorities have issued revised income tax audit reports to various subsidiaries of CEREP I. The tax audit reports proposed to disallow deductions of certain capital losses claimed with respect to the reorganization of the Italian portfolio companies. As a result of the disallowance of such deductions, the audit reports proposed to increase the aggregate amount of Italian income tax and penalties owed by subsidiaries of CEREP I by approximately €50.0 million. It is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries and portfolio companies are contesting the French tax assessment and also intend to contest the proposed Italian income tax adjustments. Settlement opportunities are also being explored. Although neither CEREP I nor the relevant portfolio companies are consolidated by the Company, the Company expects to advance amounts to such nonconsolidated entities, provide credit support or payment guarantees on their behalf, or otherwise incur costs to resolve such matters, in which case the Company would seek to recover such advance from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Company is not estimable at this time.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Indemnifications

In the normal course of business, the Company and its subsidiaries enter into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of material loss to be remote.

Risks and Uncertainties

The funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic conditions, may have a significant negative impact on the Company’s investments and profitability. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.

Furthermore, most of the funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The funds’ ability to liquidate their publicly-traded investments are often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. The funds’ ability to liquidate their investments and realize value are subject to significant limitations and uncertainties, including among others currency fluctuations and natural disasters.

The funds make investments outside of the United States. Non-U.S. investments are subject to the same risks associated with the Company’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

Furthermore, Carlyle is exposed to economic risk concentrations related to certain large investments as well as concentrations of investments in certain industries and geographies.

Additionally, the Company encounters credit risk. Credit risk is the risk of default by a counterparty in the Company’s investments in debt securities, loans, leases and derivatives that result from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make required or expected payments.

The Company considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. The carrying amounts reported in the condensed combined and consolidated balance sheets for these financial instruments, equal or closely approximate their fair values.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accrued expenses in the condensed combined and consolidated balance sheets as well as general, administrative and other expenses in the condensed combined and consolidated statements of operations. As of March 31, 2012 and December 31, 2011, the accrual for termination costs primarily represents lease obligations associated with closed offices, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Balance, beginning of period	$15.2	$23.1
Compensation expense	2.2	0.2
Contract termination costs	0.2	1.8
Costs paid or settled	(1.3)	(1.7)

Balance, end of period	$16.3	$23.4

10. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Company had the following due from affiliates and other receivables at March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$9.1	$14.9
Unbilled receivable for giveback obligations from Carlyle’s individual partners	20.4	41.6
Notes receivable and accrued interest from affiliates	36.8	56.8
Other receivables from unconsolidated funds and affiliates, net	154.2	173.7

Total	$220.5	$287.0

Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging from 0% to 8%. The accrued and charged interest to the affiliates was not significant during the three months ended March 31, 2012 and 2011.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The Company has provided loans to certain unconsolidated funds to meet short-term obligations to purchase investments. These notes accrue interest at rates specified in each agreement, ranging from one-month LIBOR plus 2.15% (2.39% at March 31, 2012) to 18%.

These receivables are assessed regularly for collectibility and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed combined and consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates

The Company had the following due to affiliates balances at March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$37.0	$37.3
Due to non-consolidated affiliates	16.9	44.4
Other	30.7	26.8

Total	$84.6	$108.5

The Company has recorded obligations for amounts due to certain of its affiliates. These outstanding obligations are payable on demand. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. Based on management’s determination, the Company accrues and pays interest on the amounts due to affiliates at interest rates ranging from 0% to the prime rate, as defined, plus 2% (5.25% at March 31, 2012). The interest incurred to the affiliates was not significant during the three months ended March 31, 2012 and 2011.

Distribution of Investments

In conjunction with the reorganization that occurred on May 2, 2012 (see Note 1), on March 31, 2012, the Company distributed certain investments in or alongside Carlyle funds that were funded by certain existing and former owners of the Company indirectly through the Company. These investments, totaling $127.7 million, were distributed by the Company so that they are now held directly by such persons and are no longer consolidated in the accompanying condensed combined and consolidated financial statements.

Other Related Party Transactions

In May 2011, the Company and its affiliates invested €41.0 million ($54.7 million as of March 31, 2012) and €52.2 million ($69.6 million as of March 31, 2012), respectively, into one of its European real estate funds. The proceeds were used to refinance the fund’s existing loans. The Company’s investment is recorded as an equity-method investment.

In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior managing directors. The senior managing directors paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior managing directors and other employees is made at market rates, which totaled $1.8 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. These fees are included in general, administrative, and other expenses in the condensed combined and consolidated statements of operations.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Carlyle partners and employees are permitted to participate in co-investment entities that invest in Carlyle funds or alongside Carlyle funds. In many cases, participation is limited by law to individuals who qualify under applicable legal requirements. These co-investment entities generally do not require Carlyle partners and employees to pay management or performance fees.

Carried interest income from the funds can be distributed to Carlyle partners and employees on a current basis, but is subject to repayment by the subsidiary of Carlyle Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Carlyle partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular individual’s distributions received.

Substantially all revenue is earned from affiliates of Carlyle.

11. Derivative Instruments in the CLOs

In the ordinary course of business, the CLOs enter into various types of derivative instruments. Derivative instruments serve as components of the CLOs’ investment strategies and are utilized primarily to structure and manage the risks related to currency, credit and interest exposure. The derivative instruments that the CLOs hold or issue do not qualify for hedge accounting under the accounting standards for derivatives and hedging. The CLOs’ derivative instruments include currency swap contracts, currency options, credit risk swap contracts, and interest rate cap contracts, and are carried at fair value in the Company’s condensed combined and consolidated balance sheets.

Certain CLOs purchase put and call options to manage risk from changes in the value of foreign currencies. Certain CLOs entered into currency swap transactions, which represent agreements that obligate two parties to exchange a series of cash flows in different currencies at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount. The currency swap transactions are stated at fair value and the difference between cash to be paid and received on swaps is recognized as net investment gains (losses) of Consolidated Funds in the condensed combined and consolidated statements of operations. The fair value of derivative instruments held by the CLOs are recorded in investments of Consolidated Funds in the condensed combined and consolidated balance sheets.

The following table identifies the gross fair value amounts of derivative instruments, which may be offset and presented net in the condensed combined and consolidated balance sheets to the extent that there is a legal right of offset, categorized by the volume of the total notional amounts or number of contracts and by primary underlying risk as of March 31, 2012 and December 31, 2011 (Dollars in millions):

	March 31, 2012
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$322.7	$13.6	$(15.9)
Currency option(s)	186.7	9.0	—
Interest-related
Interest rate cap contract(s)	32.0	—	—

		$22.6	$(15.9)

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	December 31, 2011
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$272.7	$16.6	$(5.9)
Currency option(s)	181.3	10.0	—
Interest-related
Interest rate cap contract(s)	32.0	0.1	—

		$26.7	$(5.9)

The following tables present a summary of net realized and unrealized appreciation (depreciation) on derivative instruments which is included in net investment gains (losses) of Consolidated Funds in the condensed combined and consolidated statements of operations (Dollars in millions):

	Three Months Ended March 31, 2012
	Realized Appreciation	Change in Unrealized Depreciation	Total
Currency-related
Cross-currency swap contract(s)	$1.7	$(8.5)	$(6.8)
Currency option(s)	—	(1.4)	(1.4)

	$1.7	$(9.9)	$(8.2)

	Three Months Ended March 31, 2011
	Realized Appreciation	Change in Unrealized Appreciation (Depreciation)	Total
Currency-related
Cross-currency swap contract(s)	$2.9	$0.6	$3.5
Currency option(s)	—	(4.7)	(4.7)
Credit-related
Credit risk swap contract(s)	—	(0.1)	(0.1)

	$2.9	$(4.2)	$(1.3)

Certain derivative instruments contain provisions which require the CLOs or the counterparty to post collateral if certain conditions are met. Cash received to satisfy these collateral requirements is included in restricted cash and securities of Consolidated Funds (see Note 2) and in other liabilities of Consolidated Funds in the condensed combined and consolidated balance sheets. The Company has elected not to offset derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

12. Income Taxes

The Company had $17.0 million and $18.0 million in deferred tax assets as of March 31, 2012 and December 31, 2011, respectively. These deferred tax assets resulted primarily from net operating losses in certain jurisdictions and the temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued bonuses. The Company had deferred tax liabilities of $54.9 million and $48.3 million at March 31, 2012 and December 31, 2011, respectively, which primarily related to the acquisitions of ESG and AlpInvest in 2011.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded a liability for uncertain tax positions of $16.4 million and $17.5 million as of March 31, 2012 and December 31, 2011, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying condensed combined and consolidated balance sheets. These balances include $3.9 million as of March 31, 2012 and December 31, 2011, related to interest and penalties associated with uncertain tax positions. If recognized, the entire amount of uncertain tax positions would be recorded as a reduction in the provision for income taxes. The total expense for interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2012 and 2011 amounted to $0.3 million.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2012, the Company’s U.S. federal income tax returns for the years 2008 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2007 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of the Company’s foreign subsidiaries are currently under audit by foreign tax authorities.

The Company does not believe that the outcome of these audits will require it to record reserves for uncertain tax positions or that the outcome will have a material impact on the condensed combined and consolidated financial statements. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

13. Segment Reporting

Carlyle conducts its operations through four reportable segments:

Corporate Private Equity – The Corporate Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout and growth capital transactions that focus on either a particular geography or a particular industry.

Global Market Strategies – The Global Market Strategies segment advises a group of funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (as regards certain macroeconomic strategies) currencies, commodities, sovereign debt, and interest rate products and their derivatives.

Real Assets – The Real Assets segment is comprised of the Company’s operations that advises U.S. and international funds focused on real estate, infrastructure, energy and renewable energy transactions.

Fund of Funds Solutions – The Fund of Funds Solutions segment was launched upon the Company’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities.

The Company’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. With the acquisitions of Claren Road, AlpInvest and ESG, the Company revised how it evaluates certain financial information to include adjustments to reflect the Company’s economic interests in those entities. The Company’s segment presentation for the three months ended March 31, 2011 has been updated to reflect this change.

Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Company’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it reflects a charge

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

for compensation, bonuses and performance fees attributable to Carlyle partners but does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include amortization associated with acquired intangible assets, transaction costs associated with acquisitions, gains and losses associated with the mark to market on contingent consideration issued in conjunction with acquisitions, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance and settlements of legal claims.

Fee related earnings (“FRE”) is a component of ENI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI to exclude performance fees, investment income from investments in Carlyle funds, and performance fee related compensation.

Distributable earnings is a component of ENI and is used to assess performance and amounts potentially available for distribution. Distributable earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI for unrealized performance fees, unrealized investment income and the corresponding unrealized performance fee compensation expense.

ENI and its components are used by management primarily in making resource deployment and compensation decisions across the Company’s four reportable segments. Management makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Consolidated Funds. Consequently, ENI and all segment data exclude the assets, liabilities and operating results related to the Consolidated Funds.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table presents the financial data for the Company’s four reportable segments as of and for the three months ended March 31, 2012:

	March 31, 2012 and the Three Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$123.9	$48.6	$36.6	$16.3	$225.4
Portfolio advisory fees, net	7.0	0.7	0.3	—	8.0
Transaction fees, net	1.6	—	1.1	—	2.7

Total fee revenues	132.5	49.3	38.0	16.3	236.1
Performance fees
Realized	223.0	32.4	23.2	3.2	281.8
Unrealized	241.3	12.7	82.4	13.3	349.7

Total performance fees	464.3	45.1	105.6	16.5	631.5
Investment income
Realized	0.8	1.3	—	—	2.1
Unrealized	14.5	3.7	3.0	—	21.2

Total investment income	15.3	5.0	3.0	—	23.3
Interest and other income	1.4	0.6	0.4	0.2	2.6

Total revenues	613.5	100.0	147.0	33.0	893.5

Segment Expenses
Direct compensation and benefits
Direct base compensation	55.3	19.7	18.2	8.0	101.2
Performance fee related
Realized	117.6	17.8	0.9	2.8	139.1
Unrealized	132.0	9.7	5.9	10.0	157.6

Direct compensation and benefits	304.9	47.2	25.0	20.8	397.9
General, administrative, and other indirect compensation	58.8	13.0	19.1	2.8	93.7
Interest expense	5.9	1.7	1.9	0.3	9.8

Total expenses	369.6	61.9	46.0	23.9	501.4

Economic Net Income	$243.9	$38.1	$101.0	$9.1	$392.1

Fee Related Earnings	$13.9	$15.5	$(0.8)	$5.4	$34.0

Net Performance Fees	$214.7	$17.6	$98.8	$3.7	$334.8

Investment Income	$15.3	$5.0	$3.0	$—	$23.3

Distributable Earnings	$120.1	$31.4	$21.5	$5.8	$178.8

Segment assets as of March 31, 2012	$2,607.8	$871.1	$659.6	$355.9	$4,494.4

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table presents the financial data for the Company’s three reportable segments for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Corporate Private Equity	Global Market Strategies	Real Assets	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$129.4	$33.8	$37.4	$200.6
Portfolio advisory fees, net	11.8	0.5	—	12.3
Transaction fees, net	18.5	—	0.3	18.8

Total fee revenues	159.7	34.3	37.7	231.7
Performance fees
Realized	326.9	34.8	40.0	401.7
Unrealized	367.4	31.0	60.8	459.2

Total performance fees	694.3	65.8	100.8	860.9
Investment income (loss)
Realized	27.1	2.9	(0.2)	29.8
Unrealized	2.0	16.8	4.4	23.2

Total investment income	29.1	19.7	4.2	53.0
Interest and other income	3.6	1.7	0.6	5.9

Total revenues	886.7	121.5	143.3	1,151.5

Segment Expenses
Direct compensation and benefits
Direct base compensation	64.1	15.6	19.1	98.8
Performance fee related
Realized	167.3	19.4	1.1	187.8
Unrealized	214.9	13.5	4.5	232.9

Direct compensation and benefits	446.3	48.5	24.7	519.5
General, administrative, and other indirect compensation	55.1	8.4	18.6	82.1
Interest expense	10.5	2.9	3.1	16.5

Total expenses	511.9	59.8	46.4	618.1

Economic Net Income	$374.8	$61.7	$96.9	$533.4

Fee Related Earnings	$33.6	$9.1	$(2.5)	$40.2

Net Performance Fees	$312.1	$32.9	$95.2	$440.2

Investment Income	$29.1	$19.7	$4.2	$53.0

Distributable Earnings	$220.3	$27.4	$36.2	$283.9

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Company’s Income Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$893.5	$211.5	$5.9	(a)	$1,110.9
Expenses	$501.4	$220.2	$(244.4	)(b)	$477.2
Other income	$—	$870.5	$1.6	(c)	$872.1
Economic net income	$392.1	$861.8	$251.9	(d)	$1,505.8
Total assets	$4,494.4	$24,755.4	$(66.8	)(e)	$29,183.0

The following table reconciles the Total Segments to the Company’s Income Before Provision for Taxes for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$1,151.5	$167.3	$(1.5	)(a)	$1,317.3
Expenses	$618.1	$101.8	$(359.2	)(b)	$360.7
Other loss	$—	$(197.0)	$12.7	(c)	$(184.3)
Economic net income (loss)	$533.4	$(131.5)	$370.4	(d)	$772.3

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities and adjustments to reflect the Company’s ownership interests in Claren Road, ESG and AlpInvest which were included in Revenues in the Company’s segment reporting.
(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Company, adjustments for partner compensation, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Company’s economic interests in Claren Road, ESG and AlpInvest as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2012	2011
Partner compensation	$(271.0)	$(400.6)
Acquisition related charges and amortization of intangibles	24.1	14.6
Other non-operating (income) expenses	(4.1)	15.4
Severance and lease terminations	2.4	2.0
Non-Carlyle economic interests in acquired businesses	38.0	25.3
Other adjustments	(0.2)	(0.3)
Elimination of expenses of Consolidated Funds	(33.6)	(15.6)

	$(244.4)	$(359.2)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Income before provision for income taxes	$1,505.8	$772.3
Adjustments:
Partner compensation(1)	(271.0)	(400.6)
Acquisition related charges and amortization of intangibles	24.1	14.6
Other non-operating (income) expenses	(4.1)	15.4
Non-controlling interests in consolidated entities	(864.9)	130.0
Severance and lease terminations	2.4	2.0
Other adjustments	(0.2)	(0.3)

Economic Net Income	$392.1	$533.4

Net performance fees (2)	334.8	440.2
Investment income(2)	23.3	53.0

Fee Related Earnings	$34.0	$40.2

Realized performance fees, net of related compensation(2)	142.7	213.9
Investment income—realized(2)	2.1	29.8

Distributable Earnings	$178.8	$283.9

(1)	Adjustments for partner compensation reflect amounts due to Carlyle partners for compensation and carried interest allocated to them, which amounts were classified as partnership distributions in the condensed combined and consolidated financial statements.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
		(Dollars in millions)
Performance fees
Realized	$280.6	$1.2	$281.8
Unrealized	360.2	(10.5)	349.7

Total performance fees	640.8	(9.3)	631.5
Performance fee related compensation expense
Realized	34.3	104.8	139.1
Unrealized	54.8	102.8	157.6

Total performance fee related compensation expense	89.1	207.6	296.7
Net performance fees
Realized	246.3	(103.6)	142.7
Unrealized	305.4	(113.3)	192.1

Total net performance fees	$551.7	$(216.9)	$334.8

Investment income (loss)
Realized	$(0.8)	$2.9	$2.1
Unrealized	22.3	(1.1)	21.2

Total investment income (loss)	$21.5	$1.8	$23.3

	Three Months Ended March 31, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
		(Dollars in millions)
Performance fees
Realized	$402.4	$(0.7)	$401.7
Unrealized	472.3	(13.1)	459.2

Total performance fees	874.7	(13.8)	860.9
Performance fee related compensation expense
Realized	53.0	134.8	187.8
Unrealized	35.5	197.4	232.9

Total performance fee related compensation expense	88.5	332.2	420.7
Net performance fees
Realized	349.4	(135.5)	213.9
Unrealized	436.8	(210.5)	226.3

Total net performance fees	$786.2	$(346.0)	$440.2

Investment income
Realized	$33.1	$(3.3)	$29.8
Unrealized	8.3	14.9	23.2

Total investment income (loss)	$41.4	$11.6	$53.0

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the segment results. Adjustments are also included in these financial statement captions to reflect the Company’s 55% economic interest in Claren Road and ESG and the Company’s 60% interest in AlpInvest in the segment results.
(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total assets.

14. Subsequent Events

On May 2, 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of new equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which are initially available for future grant under the Equity Incentive Plan is 30,450,000. On May 2, 2012, the general partner of the Partnership granted 17,113,755 deferred restricted common units and 362,875 phantom deferred restricted common units under the Equity Incentive Plan to Carlyle employees, directors of the Partnership’s general partner and consultants. The grant-date fair value of the deferred restricted common units and phantom deferred restricted common units was $22.00 per unit. The awards were unvested upon grant and will vest over a period up to six years for the deferred restricted common units and up to three years for the phantom deferred restricted common units. Refer to the Company’s prospectus dated May 2, 2012, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of May 4, 2012 for additional information on the Equity Incentive Plan.

On May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units in The Carlyle Group L.P. pursuant to the exchange agreement entered into with CalPERS and the other limited partners of the Carlyle Holdings Partnerships at the time of the initial public offering. The exchange was consummated on May 21, 2012. As a result of the exchange, wholly-owned subsidiaries of The Carlyle Group L.P. acquired all 12,721,452 of the Carlyle Holdings partnership units formerly owned by CalPERS, and CalPERS received an equivalent number of common units in The Carlyle Group L.P. The common units were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the common units issued to CalPERS are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act. In addition, CalPERS remains subject to the lock-up agreement entered into by it and the underwriters of the initial public offering which lasts until October 30, 2012. Following the exchange, the total number of common units outstanding (assuming all outstanding Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings Partnerships were exchanged for newly-issued common units on a one-for-one basis) remains unchanged at 304,500,000 common units, while the number of common units presently outstanding at The Carlyle Group L.P. has increased from 30,500,000 to 43,221,452, and the number of outstanding Carlyle Holdings partnership units has decreased from 274,000,000 to 261,278,548.

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

15. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of March 31, 2012 and December 31, 2011 and results of operations for the three months ended March 31, 2012 and 2011. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Assets
Cash and cash equivalents	$523.2	$—	$—	$523.2
Cash and cash equivalents held at Consolidated Funds	—	1,435.8	—	1,435.8
Restricted cash	24.9	—	—	24.9
Restricted cash and securities of Consolidated Funds	—	95.3	—	95.3
Accrued performance fees	2,506.4	—	(16.8)	2,489.6
Investments	450.7	—	(39.2)	411.5
Investments of Consolidated Funds	—	22,929.9	—	22,929.9
Due from affiliates and other receivables, net	231.3	—	(10.8)	220.5
Due from affiliates and other receivables of Consolidated Funds, net	—	288.5	—	288.5
Fixed assets, net	52.4	—	—	52.4
Deposits and other	69.5	5.9	—	75.4
Intangible assets, net	619.0	—	—	619.0
Deferred tax assets	17.0	—	—	17.0

Total assets	$4,494.4	$24,755.4	$(66.8)	$29,183.0

Liabilities and equity
Loans payable	$1,108.1	$—	$—	$1,108.1
Loans payable of Consolidated Funds	—	12,489.3	(34.7)	12,454.6
Accounts payable, accrued expenses and other liabilities	180.6	—	—	180.6
Accrued compensation and benefits	480.1	—	—	480.1
Due to Carlyle partners	1,169.0	—	—	1,169.0
Due to affiliates	47.6	37.0	—	84.6
Deferred revenue	202.2	—	—	202.2
Deferred tax liabilities	54.9	—	—	54.9
Other liabilities of Consolidated Funds	—	1,287.6	(7.7)	1,279.9
Accrued giveback obligations	89.2	—	—	89.2

Total liabilities	3,331.7	13,813.9	(42.4)	17,103.2

Redeemable non-controlling interests in consolidated entities	4.7	2,226.8	—	2,231.5

Members’ equity	1,007.7	21.2	(21.2)	1,007.7
Accumulated other comprehensive income	(69.1)	0.1	(0.1)	(69.1)

Total members’ equity	938.6	21.3	(21.3)	938.6
Equity appropriated for Consolidated Funds	—	1,342.1	(3.1)	1,339.0
Non-controlling interests in consolidated entities	219.4	7,351.3	—	7,570.7

Total equity	1,158.0	8,714.7	(24.4)	9,848.3

Total liabilities and equity	$4,494.4	$24,755.4	$(66.8)	$29,183.0

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	As of December 31, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Assets
Cash and cash equivalents	$509.6	$—	$—	$509.6
Cash and cash equivalents held at Consolidated Funds	—	566.6	—	566.6
Restricted cash	24.6	—	—	24.6
Restricted cash and securities of Consolidated Funds	—	89.2	—	89.2
Accrued performance fees	2,219.9	—	(30.8)	2,189.1
Investments	517.3	—	(62.4)	454.9
Investments of Consolidated Funds	—	19,507.3	—	19,507.3
Due from affiliates and other receivables, net	297.2	—	(10.2)	287.0
Due from affiliates and other receivables of Consolidated Funds, net	—	287.7	(0.1)	287.6
Fixed assets, net	52.7	—	—	52.7
Deposits and other	60.7	9.5	—	70.2
Intangible assets, net	594.9	—	—	594.9
Deferred tax assets	18.0	—	—	18.0

Total assets	$4,294.9	$20,460.3	$(103.5)	$24,651.7

Liabilities and equity
Loans payable	$860.9	$—	$—	$860.9
Subordinated loan payable to affiliate	262.5	—	—	262.5
Loans payable of Consolidated Funds	—	9,738.9	(49.0)	9,689.9
Accounts payable, accrued expenses and other liabilities	203.4	—	—	203.4
Accrued compensation and benefits	577.9	—	—	577.9
Due to Carlyle partners	1,015.9	—	—	1,015.9
Due to affiliates	71.3	37.3	(0.1)	108.5
Deferred revenue	87.3	1.9	—	89.2
Deferred tax liabilities	48.3	—	—	48.3
Other liabilities of Consolidated Funds	—	589.7	(21.6)	568.1
Accrued giveback obligations	136.5	—	—	136.5

Total liabilities	3,264.0	10,367.8	(70.7)	13,561.1

Redeemable non-controlling interests in consolidated entities	8.0	1,915.4	—	1,923.4

Members’ equity	879.1	22.9	(28.9)	873.1
Accumulated other comprehensive loss	(61.8)	—	6.0	(55.8)

Total members’ equity	817.3	22.9	(22.9)	817.3
Equity appropriated for Consolidated Funds	—	863.6	(9.9)	853.7
Non-controlling interests in consolidated entities	205.6	7,290.6	—	7,496.2

Total equity	1,022.9	8,177.1	(32.8)	9,167.2

Total liabilities and equity	$4,294.9	$20,460.3	$(103.5)	$24,651.7

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Revenues
Fund management fees	$264.2	$—	$(29.8)	$234.4
Performance fees
Realized	284.2	—	(3.6)	280.6
Unrealized	362.8	—	(2.6)	360.2

Total performance fees	647.0	—	(6.2)	640.8
Investment income (loss)
Realized	2.4	—	(3.2)	(0.8)
Unrealized	23.9	—	(1.6)	22.3

Total investment income (loss)	26.3	—	(4.8)	21.5
Interest and other income	2.8	—	(0.1)	2.7
Interest and other income of Consolidated Funds	—	211.5	—	211.5

Total revenues	940.3	211.5	(40.9)	1,110.9

Expenses
Compensation and benefits
Base compensation	106.1	—	—	106.1
Performance fee related
Realized	34.3	—	—	34.3
Unrealized	54.8	—	—	54.8

Total compensation and benefits	195.2	—	—	195.2
General, administrative and other expenses	89.1	—	2.1	91.2
Interest	10.4	—	—	10.4
Interest and other expenses of Consolidated Funds	—	220.2	(35.7)	184.5
Other non-operating (income) expenses	(4.1)	—	—	(4.1)

Total expenses	290.6	220.2	(33.6)	477.2

Other income
Net investment gains of Consolidated Funds	—	870.5	1.6	872.1

Income before provision for income taxes	649.7	861.8	(5.7)	1,505.8
Provision for income taxes	11.7	—	—	11.7

Net income	638.0	861.8	(5.7)	1,494.1

Net income attributable to non-controlling interests in consolidated entities	8.8	—	856.1	864.9

Net income attributable to Carlyle Group	$629.2	$861.8	$(861.8)	$629.2

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Revenues
Fund management fees	$242.1	$—	$(14.1)	$228.0
Performance fees
Realized	403.2	—	(0.8)	402.4
Unrealized	472.7	—	(0.4)	472.3

Total performance fees	875.9	—	(1.2)	874.7
Investment income
Realized	35.7	—	(2.6)	33.1
Unrealized	24.6	—	(16.3)	8.3

Total investment income	60.3	—	(18.9)	41.4
Interest and other income	5.9	—	—	5.9
Interest and other income of Consolidated Funds	—	167.3	—	167.3

Total revenues	1,184.2	167.3	(34.2)	1,317.3

Expenses
Compensation and benefits
Base compensation	86.7	—	—	86.7
Performance fee related
Realized	53.0	—	—	53.0
Unrealized	35.5	—	—	35.5

Total compensation and benefits	175.2	—	—	175.2
General, administrative and other expenses	66.9	—	(0.4)	66.5
Interest	17.0	—	—	17.0
Interest and other expenses of Consolidated Funds	—	101.8	(15.2)	86.6
Other non-operating expenses	15.4	—	—	15.4

Total expenses	274.5	101.8	(15.6)	360.7

Other loss
Net investment losses of Consolidated Funds	—	(197.0)	12.7	(184.3)

Income (loss) before provision for income taxes	909.7	(131.5)	(5.9)	772.3
Provision for income taxes	6.1	—	—	6.1

Net income (loss)	903.6	(131.5)	(5.9)	766.2

Net income (loss) attributable to non-controlling interests in consolidated entities	7.4	—	(137.4)	(130.0)

Net income (loss) attributable to Carlyle Group	$896.2	$(131.5)	$131.5	$896.2

Carlyle Group

(Predecessor of The Carlyle Group L.P.)

Notes to the Condensed Combined and Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Cash flows from operating activities
Net income	$638.0	$903.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24.2	18.2
Amortization of deferred financing fees	0.4	0.1
Non-cash performance fees	(476.4)	(518.2)
Other non-cash amounts	(4.1)	15.4
Investment income	(25.1)	(58.2)
Purchases of investments	(15.0)	(1.7)
Proceeds from the sale of investments	145.7	241.9
Change in deferred taxes	7.6	4.3
Change in due from affiliates and other receivables	(11.9)	(4.5)
Change in deposits and other	(8.7)	(7.0)
Change in accounts payable, accrued expenses and other liabilities	(22.4)	(49.1)
Change in accrued compensation and benefits	(95.8)	(108.3)
Change in due to affiliates	(27.5)	4.9
Change in deferred revenue	113.4	62.7

Net cash provided by operating activities	242.4	504.1

Cash flows from investing activities
Change in restricted cash and securities	—	(7.5)
Purchases of fixed assets, net	(5.1)	(7.1)
Purchases of intangible assets	(43.1)	—

Net cash used in investing activities	(48.2)	(14.6)

Cash flows from financing activities
Borrowings under credit facility	313.1	—
Repayments under credit facility	(55.9)	—
Payments on loans payable	(270.0)	—
Contributions from members	1.1	4.5
Distributions to members	(199.1)	(540.2)
Contributions from non-controlling interest holders	3.8	3.3
Distributions to non-controlling interest holders	(7.3)	(12.4)
Change in due to/from affiliates financing activities	32.1	28.9

Net cash used in financing activities	(182.2)	(515.9)

Effect of foreign exchange rate changes	1.6	6.3

Increase (decrease) in cash and cash equivalents	13.6	(20.1)
Cash and cash equivalents, beginning of period	509.6	616.9

Cash and cash equivalents, end of period	$523.2	$596.8

Item 1A.	Unaudited Pro Forma Financial Information

The following unaudited condensed combined and consolidated pro forma statement of operations for the three months ended March 31, 2012 and the unaudited condensed combined and consolidated pro forma balance sheet as of March 31, 2012 are based upon the historical financial statements included in this Quarterly Report on Form 10-Q. These pro forma financial statements present our consolidated results of operations and financial position giving pro forma effect to the reorganization and offering transactions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions” and the other transactions described below as if such transactions had been completed as of January 1, 2012 with respect to the unaudited condensed combined and consolidated pro forma statement of operations for the three months ended March 31, 2012 and as of March 31, 2012 with respect to the unaudited condensed combined and consolidated pro forma balance sheet. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical combined and consolidated financial information of Carlyle Group. The adjustments are described in the notes to the unaudited condensed combined and consolidated pro forma statement of operations and the unaudited condensed combined and consolidated pro forma balance sheet.

Carlyle Group is considered our predecessor for accounting purposes, and its combined and consolidated financial statements will be our historical financial statements subsequent to the reorganization and the initial public offering which were completed in May 2012. Because the pre-IPO owners of the Parent Entities control the entities that comprise Carlyle Group before and after the reorganization, we have accounted for the transaction among these owners’ interests in our business, as part of the reorganization, as a transfer of interests under common control. Accordingly, we have carried forward unchanged the value of these owners’ interests in the assets and liabilities recognized in Carlyle Group’s combined and consolidated financial statements into our consolidated financial statements.

The pro forma adjustments in the Reorganization and Other Adjustments column principally give effect to certain of the reorganization and offering transactions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions,” including:

•

the restructuring of certain beneficial interests in investments in or alongside our funds that were funded by certain existing and former owners of the Parent Entities indirectly through the Parent Entities, such that the Parent Entities have (i) distributed a portion of these interests so that they are held directly by such persons and are no longer consolidated in our financial statements, and (ii) restructured the remainder of these interests so that they are reflected as non-controlling interests in our financial statements;

•

the redemption in March 2012 using borrowings on the revolving credit facility of our old senior secured credit facility of the remaining $250 million aggregate principal amount of the subordinated notes. As a result of this redemption and the preceding redemption in October 2011 of $250 million aggregate principal amount of the subordinated notes, all of the subordinated notes have been fully redeemed;

•

the restructuring of certain carried interest rights allocated to retired senior Carlyle professionals so that such carried interest rights is reflected as non-controlling interests in our financial statements. Our retired senior Carlyle professionals who have existing carried interests rights through their ownership in the Parent Entities did not participate in the reorganization transactions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions.” The carried interest rights held by these individuals were restructured such that they have exchanged their existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights in the general partners of our funds. The individuals maintain the same carried interest rights before and after this restructuring, and no consideration in any form was provided to them;

•

the reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis, with the exception of the Riverstone funds, where Carlyle retains essentially all of the carry to which we are entitled under our arrangements for those funds;

•

an adjustment to reflect compensation attributable to our senior Carlyle professionals as compensation expense rather than as distributions from equity, as well as an adjustment to reclassify the liability for amounts owed to our senior Carlyle professionals from due to Carlyle partners to accrued compensation and benefits; and

•	a provision for corporate income taxes on the income of The Carlyle Group L.P.’s wholly-owned subsidiaries that is taxable for U.S. income tax purposes, which we refer to as the “corporate taxpayers.”

The pro forma adjustments in the Offering Adjustments column principally give effect to certain of the reorganization and offering transactions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions,” including:

•	a distribution that our Parent Entities have made to their owners of previously undistributed earnings totaling $28.0 million;

•	an adjustment to reflect compensation expense related to the issuance and vesting of Carlyle Holdings partnership units as part of the Carlyle Holdings formation;

•

an adjustment to reflect compensation expense related to the grant and vesting of the deferred restricted common units of The Carlyle Group L.P. and the phantom deferred restricted common units, which were granted to our employees at the time of the initial public offering;

•

the issuance of 30,500,000 common units in the initial public at an initial public offering price of $22.00 per common unit, less estimated underwriting discounts and the payment of offering expenses by Carlyle Holdings;

•	the purchase by The Carlyle Group L.P.’s wholly-owned subsidiaries of newly-issued Carlyle Holdings partnership units for cash with the proceeds from the initial public offering; and

•	the application by Carlyle Holdings of a portion of the proceeds from the initial public offering to repay outstanding indebtedness.

The pro forma adjustments in the Adjustments for Non-Controlling Interests column relate to an adjustment to non-controlling interests in consolidated entities representing the Carlyle Holdings partnership units held by the pre-IPO owners after the initial public offering. As part of the reorganization, the pre-IPO owners contributed all of their interests in the Parent Entities to Carlyle Holdings in exchange for an equivalent fair value of Carlyle Holdings partnership units. The Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings partnerships are reflected as non-controlling interests in Carlyle Holdings in the combined and consolidated financial statements of The Carlyle Group L.P.

We have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that provides for the payment by the corporate taxpayers to these parties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers realize as a result of the exchange by the limited partners of the Carlyle Holdings partnerships for The Carlyle Group, L.P. common units and the resulting increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. No such exchanges or other tax benefits have been assumed in the unaudited pro forma financial information and therefore no pro forma adjustment related to the tax receivable agreement is necessary.

As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have not included any pro forma adjustments relating to these costs.

The unaudited condensed pro forma financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes of Carlyle Group included in this Quarterly Report on Form 10-Q.

The unaudited condensed combined and consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Carlyle Group that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public entity during the periods presented or for any future period or date. The unaudited condensed combined and consolidated pro forma financial information should not be relied upon as being indicative of our future or actual results of operations or financial condition had the reorganization and offering transactions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions” and the other transactions described above occurred on the dates assumed. The unaudited condensed combined and consolidated pro forma financial information also does not project our results of operations or financial position for any future period or date.

Unaudited Condensed Combined and Consolidated Pro Forma Balance Sheet as of March 31, 2012

	Carlyle Group Combined Historical	Reorganization and Other Adjustments(1)		Carlyle Holdings Pro Forma	Offering Adjustments (2)		Carlyle Holdings Pro Forma As Adjusted for the Offering	Adjustments for Non- Controlling Interests(3)		The Carlyle Group L.P . Consolidated Pro Forma
	(Dollars in millions )
Assets
Cash and cash equivalents	$523.2			$523.2	$619.9	(a)	$507.0			$507.0
					(28.0	)(c)
					(608.1	)(d)
Cash and cash equivalents held at Consolidated Funds	1,435.8			1,435.8			1,435.8			1,435.8
Restricted cash	24.9			24.9			24.9			24.9
Restricted cash and securities of Consolidated Funds	95.3			95.3			95.3			95.3
Accrued performance fees	2,489.6			2,489.6			2,489.6			2,489.6
Investments	411.5			411.5			411.5			411.5
Investments of Consolidated Funds	22,929.9			22,929.9			22,929.9			22,929.9
Due from affiliates and other receivables, net	220.5			220.5			220.5			220.5
Due from affiliates and other receivables of Consolidated Funds, net	288.5			288.5			288.5			288.5
Fixed assets, net	52.4			52.4			52.4			52.4
Deposits and other	75.4			75.4			75.4			75.4
Intangible assets, net	619.0			619.0			619.0			619.0
Deferred tax assets	17.0			17.0			17.0			17.0

Total assets	$29,183.0	$—		$29,183.0	$(16.2)		$29,166.8	$—		$29,166.8

Liabilities and equity
Loans payable	$1,108.1			$1,108.1	$(608.1	)(d)	$500.0			$500.0
Loans payable of Consolidated Funds	12,454.6			12,454.6			12,454.6			12,454.6
Accounts payable, accrued expenses and other liabilities	180.6			180.6			180.6			180.6
Accrued compensation and benefits	480.1	$1,169.0	(b)	1,445.1			1,445.1			1,445.1
		(204.0	)(c)
Due to Carlyle partners	1,169.0	(1,169.0	)(b)	—			—			—
Due to affiliates	84.6			84.6			84.6			84.6
Deferred revenue	202.2			202.2			202.2			202.2
Deferred tax liabilities	54.9			54.9	9.9	(b )	64.8			64.8
Other liabilities of Consolidated Funds	1,279.9			1,279.9			1,279.9			1,279.9
Accrued giveback obligations	89.2			89.2			89.2			89.2

Total liabilities	17,103.2	(204.0)		16,899.2	(598.2)		16,301.0			16,301.0
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,231.5			2,231.5			2,231.5			2,231.5
Members’ equity	1,007.7	(86.5	)(a)	1,026.1	619.9	(a)	1,608.1	(1,392.0	)(a)	216.1
		262.4	(c)		(9.9	)(b)
		(58.4	)(c)
		(99.1	)(d)		(28.0	)(c)
Accumulated other comprehensive loss	(69.1)			(69.1)			(69.1)			(69.1)

Total members’ equity	938.6	18.4		957.0	582.0		1,539.0	(1,392.0)		147.0
Equity appropriated for Consolidated Funds	1,339.0			1,339.0			1,339.0			1,339.0
Non-controlling interests in consolidated entities	7,570.7	86.5	(a)	7,756.3			7,756.3			7,756.3
		99.1	(d)
Non-controlling interests in Carlyle Holdings	—			—			—	1,392.0	(a)	1,392.0

Total equity	9,848.3	204.0		10,052.3	582.0		10,634.3	—		10,634.3

Total liabilities and equity	$29,183.0	$—		$29,183.0	$(16.2)		$29,166.8	$—		$29,166.8

Notes to Unaudited Condensed Combined and Consolidated Pro Forma Balance Sheet

as of March 31, 2012

1. Reorganization and Other Adjustments

(a)	Reflects the restructuring of certain beneficial interests in investments in or alongside our funds that were funded by certain existing and former owners of the Parent Entities indirectly through the Parent Entities. As part of the reorganization in May 2012, approximately $86.5 million of these interests (as of March 31, 2012) have been restructured so that they are reported as non-controlling interests in our financial statements.

Historically, these beneficial interests were funded through capital contributions to the Parent Entities, which were then invested into the respective fund. Accordingly, in the historical financial statements of Carlyle Group, these beneficial interests were included in the captions “investments and accrued performance fees” and “members’ equity” on the Carlyle Group balance sheet, and investment income/losses on such interests were included in “investment income (loss)” and “net income attributable to Carlyle Group” on the Carlyle Group statement of operations.

For the restructured beneficial interests that are reflected as non-controlling interests subsequent to the reorganization in May 2012, a pro forma adjustment has been recorded to decrease members’ equity and increase non-controlling interests in consolidated entities, as such interests have been distributed from the Parent Entities to a legal entity that is not consolidated by Carlyle Holdings. The underlying investment (asset) related to those interests continues to be held by a consolidated subsidiary of Carlyle Holdings and the beneficial interests held by the non-consolidated legal entity are interests directly in the consolidated subsidiary.

Subsequent to the completion of the reorganization, we account for the restructured beneficial interests as “investments and accrued performance fees” and “non-controlling interests in consolidated entities”.

(b)	Reflects the reclassification of amounts owed to senior Carlyle professionals to accrued compensation and benefits. Prior to the reorganization and the initial public offering, the entities that comprise Carlyle Group have been partnerships or limited liability companies, and our senior Carlyle professionals were part of the ownership group of those entities. In the historical financial statements, the liability to senior Carlyle professionals for amounts owed to them (primarily compensation and performance fee related compensation) was reported separately from compensation amounts owed to other Carlyle employees. Subsequent to the reorganization and the initial public offering, the liability for compensation amounts owed to senior Carlyle professionals and other Carlyle employees has been aggregated on our balance sheet.

(c)	Reflects the reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis, with the exception of the Riverstone funds, where Carlyle retains essentially all of the carry to which we are entitled under our arrangements for those funds. As part of the reorganization, our senior Carlyle professionals and other individuals who manage our carry funds contributed to Carlyle Holdings a portion of the equity interests they own in the general partners of our existing carry funds in exchange for an equivalent fair value of Carlyle Holdings partnership units.

Historically, these allocations of carried interest were accounted for as compensatory profit sharing arrangements. This adjustment reduces accrued compensation as of March 31, 2012 and increases members’ equity, to reflect the elimination of the compensation liability through the issuance of Carlyle Holdings partnership units in the exchange. As of March 31, 2012, the compensation liability related to this exchange was $204.0 million. The fair value of the Carlyle Holdings partnership units issued in this transaction exceeds the carrying value of the liability, resulting in a loss on the exchange of $58.4 million. This loss will be recorded in our financial statements in the second quarter of 2012. As the loss on the exchange represents a material non-recurring charge, it has been excluded from the unaudited condensed combined and consolidated pro forma statement of operations for the year ended March 31, 2012. The pro forma increase to members’ equity related to the issuance of the Carlyle Holdings partnership units less the decrease to members’ equity for the loss on the exchange results in a net pro forma increase to members’ equity of $204.0 million. The amounts for this adjustment have been derived from our historical results.

Subsequent to the completion of the reorganization and the initial public offering, we continue to account for the remaining equity interests that our senior Carlyle professionals and other individuals who manage our carry funds own in the general partners of our existing carry funds as compensatory profit sharing arrangements.

(d)	Reflects the restructuring of ownership of certain carried interest rights allocated to retired senior Carlyle professionals so that such carried interest rights are reflected as non-controlling interests. Our retired senior Carlyle professionals who have existing carried interests rights through their ownership in the Parent Entities did not participate in the reorganization transactions. The carried interest rights held by these individuals were restructured such that they exchanged their existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights directly in the consolidated general partners of our funds. The individuals maintain the same carried interest rights before and after this restructuring, and no consideration in any form was provided to them. Historically, these interests were reflected within “members’ equity” on the Carlyle Group balance sheet, as these interests existed through the individuals’ ownership interests in the Parent Entities, and the income attributable to these carried interest rights was included in “net income attributable to Carlyle Group” on the Carlyle Group statement of operations because their interests were part of the controlling interest in Carlyle Group. The amounts for this adjustment have been derived from our historical results. At March 31, 2012, the carrying value of these restructured carried interest rights was approximately $99.1 million. This adjustment has been recorded to reclassify this balance from members’ equity to non-controlling interests in consolidated entities.

Subsequent to the completion of the Reorganization, we account for the carried interest rights allocated to retired senior Carlyle professionals as non-controlling interests in consolidated entities.

2. Offering Adjustments

(a)	Reflects net proceeds of $619.9 million from the initial public offering through the issuance of 30,500,000 common units at an initial public offering price of $22.00 per common unit, less underwriting discounts of $31.9 million, with a corresponding increase to members’ equity. The net cash proceeds reflect a reduction of $19.2 million for expenses of the offering that Carlyle Holdings reimbursed to The Carlyle Group L.P. See note 3(a).

(b)	Reflects an adjustment to record deferred tax assets (liabilities) for outside tax basis differences created as a result of Carlyle Holdings I GP Inc.’s investment in Carlyle Holdings I L.P. In connection with the initial public offering, Carlyle Holdings I GP Inc. used offering proceeds to purchase its interest in Carlyle Holdings I L.P. As a result of the dilution that occurred from the purchase of interests in Carlyle Holdings I L.P. at a valuation in excess of the proportion of the book value of net assets acquired, there was a tax basis difference associated with this investment. This adjustment is recorded to recognize the deferred tax assets (liabilities) for the difference between Carlyle Holdings I GP Inc.’s tax basis and its GAAP basis related to its investment to the extent such differences are expected to reverse in the foreseeable future. The following table summarizes the pro forma adjustment as of March 31, 2012 (Dollars in millions):

Tax-basis of Carlyle Holdings I GP Inc.’s investment in Carlyle Holdings I L.P.	(1)	$228.4
GAAP-basis of Carlyle Holdings I GP Inc.’s investment in Carlyle Holdings I L.P.	(2)	33.3

Differences		195.1
Differences not expected to reverse in the foreseeable future		(221.2)

Differences expected to reverse in the foreseeable future	(3)	(26.1)
Assumed tax rate		37.8%

Deferred tax asset/(liability)		$(9.9)

(1)	– Tax-basis of investment is assumed to equal the offering proceeds used by Carlyle Holdings I GP Inc. to purchase its interests in Carlyle Holdings I L.P.

(2)	– The GAAP-basis of Carlyle Holdings I GP Inc.’s investment in Carlyle Holdings I L.P. has been adjusted for the immediate dilution that occurred as a result of Carlyle Holdings I GP Inc.’s purchase of interests in Carlyle Holdings I L.P. at a valuation in excess of the proportion of the book value of net assets acquired.

(3)	– A deferred tax asset (liability) will only be provided for those differences that are expected to reverse in the foreseeable future.

(c)	Reflects the effect of a distribution to the pre-IPO owners of cash representing undistributed earnings generated by the Parent Entities prior to the date of the initial public offering in an aggregate amount of $28.0 million.

(d)	Reflects the use of the proceeds from the initial public offering and existing cash to: (i) repay the outstanding principal amount of the loan associated with the Claren Road acquisition of $40.0 million as of March 31, 2012, which matures on December 31, 2015 and bears interest at 6.0% , and (ii) repay $568.1 million of the outstanding indebtedness under the revolving credit facility of Carlyle Group’s old senior secured credit facility (representing the pro forma outstanding balance as of March 31, 2012), which matures on September 30, 2016 and currently bears interest at a rate equal to, at our option, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (2.00% at March 31, 2012).

3. Adjustments for Non-Controlling Interests

(a)	The pre-IPO owners contributed to Carlyle Holdings their interests in the Parent Entities and a portion of the equity interests they own in the general partners of our existing investment funds and other entities that have invested in or alongside our funds in exchange for partnership units in Carlyle Holdings. The exchange was structured as a fair value exchange where the pre-IPO owners exchanged their interests in the Parent Entities and general partners for an equivalent fair value of Carlyle Holdings partnership units. Each pre-IPO owner received a number of Carlyle Holdings partnership units that was based on his/her individual interest in the Parent Entities and general partners, but in each case the individual received an equal number of partnership units in each of the three Carlyle Holdings partnerships.

We operate and control all of the business and affairs of Carlyle Holdings and consolidate the financial results of Carlyle Holdings and its subsidiaries. The ownership interests of the pre-IPO owners in Carlyle Holdings is reflected as a non-controlling interest in our financial statements. The following table summarizes the pro forma adjustment for non-controlling interests in Carlyle Holdings as of March 31, 2012 (Dollars in millions):

Carlyle Holdings pro forma members’ equity	(1)	$957.0
Distribution of undistributed earnings	(2)	(28.0)
Cost of Carlyle Holdings partnership units acquired by The Carlyle Group L.P.	(3)	(156.9)
Proceeds from the sale of Carlyle Holdings partnership units to The Carlyle Group L.P.	(4)	639.1
Reimbursement of offering expenses to The Carlyle Group L.P.	(5)	(19.2)

		$1,392.0

(1)	– Represents the pro forma total members’ equity for Carlyle Holdings prior to the impact of the Offering Adjustments. Prior to the offering transactions, all of the members’ equity of Carlyle Holdings is owned by the pre-IPO owners and would be classified as non-controlling interests in The Carlyle Group L.P. consolidated financial statements.

(2)	– See note 2(c).

(3)	– Reflects our use of the net proceeds from the issuance of the common units in the initial public offering to purchase newly issued Carlyle Holdings partnership units. Assuming the underwriters do not exercise their option to purchase additional common units from us, we directly and indirectly own approximately 10.0% of the outstanding Carlyle Holdings partnership units subsequent to the completion of the initial public offering and the balance of the outstanding Carlyle Holdings partnership units are owned by the pre-IPO owners.

We account for this portion of the reorganization as a change in a parent’s ownership interest while retaining control; accordingly, we account for the cost of the Carlyle Holdings interests purchased as a reduction of non-controlling interests in Carlyle Holdings. The cost of interests purchased is $156.9 million, which is calculated as our share of the Carlyle Holdings pro forma members’ equity as adjusted for the initial public offering of $1,539.0 million.

(4)	– Reflects the proceeds from the issuance of the common units in this offering of $671.0 million, less underwriting discounts of $31.9 million, which was used to purchase the newly issued Carlyle Holdings partnership units. Because we purchased the interests in Carlyle Holdings at a valuation in excess of the proportion of the book value of net assets acquired, we incurred an immediate dilution of approximately $482.2 million, which is calculated as the net proceeds used by us to purchase the newly issued Carlyle Holdings partnership units of $639.1 million less the book value of such interests of $156.9 million. This dilution (the net impact of (3) and (4) herein) is reflected within members’ equity as a reallocation from members’ equity to non-controlling interests in Carlyle Holdings.

In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may (subject to the terms of the exchange agreement) exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. No such exchanges have been assumed in the calculation of the pro forma adjustment for non-controlling interests.

(5)	– See note 2(a).

Unaudited Condensed Combined and Consolidated Pro Forma Statement of Operations

For the Three Months Ended March 31, 2012

	Carlyle Group Combined Historical	Reorganization and Other Adjustments (1)		Carlyle Holdings Pro Forma	Offering Adjustments (2)		Carlyle Holdings Pro Forma As Adjusted for the Offering	Adjustments for Non- Controlling interests (3)		The Carlyle Group L.P. Consolidated Pro Forma
	(Dollars in millions )
Revenues
Fund management fees	$234.4			$234.4			$234.4			$234.4
Performance fees				—
Realized	280.6			280.6			280.6			280.6
Unrealized	360.2			360.2			360.2			360.2

Total performance fees	640.8			640.8			640.8			640.8
Investment income
Realized	(0.8)	$(0.7	)(a)	(1.5)			(1.5)			(1.5)
Unrealized	22.3	(11.2	)(a)	11.1			11.1			11.1

Total investment income	21.5	(11.9)		9.6			9.6			9.6
Interest and other income	2.7	(0.1	)(a)	2.6			2.6			2.6
Interest and other income of Consolidated Funds	211.5			211.5			211.5			211.5

Total revenues	1,110.9	(12.0)		1,098.9			1,098.9			1,098.9

Expenses
Compensation and benefits
Base compensation	106.1	52.4	(b)	158.5	$63.9	(a)	222.4			222.4
Performance fee related
Realized	34.3	87.1	(b)	121.4			121.4			121.4
Unrealized	54.8	77.5	(b)	132.3			132.3			132.3

Total compensation and benefits	195.2	217.0		412.2	63 .9		476.1			476.1
General, administrative and other expenses	91.2			91.2			91.2			91.2
Interest	10.4	(2.2	)(c)	8.2	(3.4	)(b)	4.8			4.8
Interest and other expenses of Consolidated Funds	184.5			184.5			184.5			184.5
Other non-operating income	(4.1)	1.1	(b)	(0.5)			(0.5)			(0.5)
		2.5	(c)

Total expenses	477.2	218.4		695.6	60.5		756.1			756.1

Other income
Net investment gains of Consolidated Funds	872.1	(0.5	)(a)	871.6			871.6			871.6

Income before provision for income taxes	1,505.8	(230.9)		1,274.9	(60.5)		1,214.4			1,214.4
Provision for income taxes	11.7	2.1	(d)	13.8			13.8			13.8

Income from continuing operations before nonrecurring charges directly attributable to the transaction	1,494.1	(233.0)		1,261.1	(60.5)		1,200.6			1,200.6
Net income attributable to non-controlling interests in consolidated entities	864.9	36.8	(f)	901.7			901.7			901.7

Net income attributable to Carlyle Holdings	—	—		359.4	(60.5)		298.9			298.9
Net income attributable to non-controlling interests in Carlyle Holdings	—	—		—	—		—	$269.0	(a)	269.0

Net income attributable to Carlyle Group	$629.2	$(269.8	)(f)

Net income attributable to Carlyle Holdings				$359.4	$(60.5)		$298.9

Net income attributable to The Carlyle Group L.P.								$(269.0	)(a)	$29.9

Net income per common unit
Basic										$0.98	(4a)

Diluted										$0.93	(4a)

Weighted average common units outstanding
Basic										30,500,000	(4a)

Diluted										32,281,019	(4a)

Notes to Unaudited Condensed Combined and Consolidated Pro Forma Statement of Operations

For the Three Months Ended March 31, 2012

1. Reorganization and Other Adjustments

(a)	This adjustment reflects the restructuring of certain beneficial interests in investments in or alongside our funds (including a note receivable) that were funded by certain existing and formers owners of the Parent Entities indirectly through the Parent Entities. On March 31, 2012, certain interests were distributed so that they are held directly by such persons and are no longer consolidated in our financial statements. Also, in conjunction with the reorganization in May 2012, certain other interests were restructured so that they are reported as non-controlling interests. Historically, these beneficial interests were funded through capital contributions to the Parent Entities, which were then invested into the respective fund. Accordingly, in the historical financial statements of Carlyle Group, these beneficial interests were included in the captions “investments and accrued performance fees”, “due from affiliates and other receivables, net” and “members’ equity” on the Carlyle Group balance sheet, and investment income/losses on such interests were included in “investment income (loss)”, “interest and other income” and “net income attributable to Carlyle Group” on the Carlyle Group statement of operations.

For the beneficial interests that were distributed on March 31, 2012 (totaling $127.7 million) such that they are now held directly by such persons, a pro forma adjustment has been recorded to eliminate the historical investment income associated with the investments with a corresponding decrease to net income attributable to Carlyle Group as they are no longer investments of Carlyle Holdings. Included in the distributed beneficial interests were certain interests in our CLOs that are included in our Consolidated Funds; in the Carlyle Group historical combined and consolidated financial statements, the investment income/loss on those interests had been eliminated against the related gain/loss recorded by the Consolidated Fund. For these interests in consolidated CLOs, the pro forma adjustment results in an adjustment to net investment gains (losses) of Consolidated Funds (as the aforementioned elimination is no longer applicable after the interest is held directly by the beneficial owner).

For the beneficial interests that are reflected as non-controlling interests after the reorganization, a pro forma adjustment has been recorded to reclassify the income attributable to the restructured interests to income attributable to non-controlling interests in consolidated entities from income attributable to Carlyle Group. The underlying investment related to those interests continues to be held by a consolidated subsidiary of Carlyle Holdings and the beneficial interests are interests directly in the consolidated subsidiary.

The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the restructured beneficial interests:

	Investment Income	Interest and other income	Net investment gains of Consolidated Funds	Net income attributable to non-controlling interests in consolidated entities	Net income attributable to Carlyle Group
			(Dollars in millions)

Distributed beneficial interests in Consolidated Funds	$—	$—	$(0.5)	$—	$(0.5)

Other distributed beneficial interests	(11.9)	(0.1)	—	—	(12.0)

Restructured beneficial interests	—	—	—	3.8	(3.8)

Total	$(11.9)	$(0.1)	$(0.5)	$3.8	$(16.3)

Subsequent to the completion of the reorganization, we account for the restructured beneficial interests as non-controlling interests in consolidated entities and the distributed beneficial interests associated with consolidated CLOs as “net investment gains (losses) of Consolidated Funds”. There is no ongoing accounting for the other distributed beneficial interests after March 31, 2012.

(b)	This adjustment reflects changes to compensation and benefits expenses associated with historical payments to our senior Carlyle professionals attributable to compensation and benefits and the reallocation of carried interest in our carry funds that are currently held by our senior Carlyle professionals and other Carlyle employees. Also included in this adjustment is the change in the fair value of the liability associated with acquisition-related contingent consideration that is payable to senior Carlyle professionals based on the fulfillment of performance conditions. The effects of these items on our unaudited condensed combined and consolidated pro forma statement of operations is as follows (Dollars in millions):

Compensation and benefits attributable to senior Carlyle professionals(1)	$52.4
Performance fee related compensation attributable to senior Carlyle professionals(1)	217.5
Fair value adjustment to contingent consideration liability(2)	1.1
Performance fee related compensation expense adjustment due to carried interest reallocation(3)	(52.9)

Total	$218.1

(1)	– Reflects an adjustment to record base salary, annual bonus, and benefit expenses attributable to our senior Carlyle professionals as compensation expense. Additionally, performance fee related compensation attributable to our senior Carlyle professionals is included in this pro forma adjustment. Prior to the reorganization and the initial public offering, the entities that comprise Carlyle Group were partnerships or limited liability companies. Accordingly, all payments to our senior Carlyle professionals generally were accounted for as distributions from members’ equity rather than as compensation expenses. Subsequent to the initial public offering, we account for compensation payments to our senior Carlyle professionals as compensation expenses. Amounts have been derived based upon our historical results and do not reflect the acquisition by Carlyle Holdings of the additional allocations of carried interest in our carry funds that were held by our senior Carlyle professionals (see (3) below).

(2)	– Reflects an adjustment to record the change in the fair value of the liability associated with contingent consideration related to the ESG and Claren Road acquisitions that is payable to senior Carlyle professionals based on the fulfillment of performance conditions. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Historically, the change in the fair value of this liability was recorded within members’ equity, as the amounts are obligations payable to senior Carlyle professionals. Subsequent to the initial public offering, we account for this liability in a manner similar to all other acquisition-related contingent consideration; the change in fair value of this liability is recorded within other non-operating expenses. The fair value of the contingent consideration was based on probability-weighted discounted cash flow models.

(3)	– In order to better align the interests of our senior Carlyle professionals and the other individuals who manage our carry funds with our own interests and with those of the investors in these funds, such individuals are allocated directly a portion of the carried interest in our carry funds. Prior to the reorganization, the level of such allocations vary by fund, but generally were at least 50% of the carried interests in the fund. As part of the reorganization, there was a reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis, with the exception of the Riverstone funds, where Carlyle retains essentially all of the carry to which we are entitled under our arrangements for those funds. Our senior Carlyle professionals and other individuals who manage our carry funds contributed to Carlyle Holdings a portion of the equity interests they own in the general partners of our existing carry funds in exchange for an equivalent fair value of Carlyle Holdings partnership units. No compensation was associated with this exchange as the individuals received an equivalent fair value of Carlyle Holdings partnership units for the fair value of the carried interest rights that they contributed.

Historically, these allocations of carried interest were accounted for as performance fee compensation expense for our Carlyle employees and as distributions from members’ equity for our senior Carlyle professionals. This adjustment reduces the performance fee related compensation expense associated with the reallocation of carried interest. The amounts have been derived from our historical results.

Excluded from this pro forma adjustment is a nonrecurring charge of approximately $58.4 million. The fair value of the Carlyle Holdings interests issued in this transaction exceeds the carrying value of the compensation liability, resulting in a nonrecurring charge of $58.4 million associated with this transaction.

Subsequent to the completion of the reorganization and the initial public offering, we account for the remaining equity interests that our senior Carlyle professionals and other individuals who manage our carry funds own in the general partners of our existing carry funds as performance fee compensation expense.

(c)	Reflects the elimination of all interest expense and fair value adjustments associated with the subordinated loan payable to affiliate. In March 2012, the Parent Entities redeemed the remaining $250 million aggregate principal amount of the subordinated loan payable to affiliate for $260 million. As a result of the redemptions in March 2012, all of the subordinated notes have been fully redeemed. Accordingly, interest expense of $2.2 million and a fair value gain of $2.5 million for the three months ended March 31, 2012 have been eliminated from the condensed combined and consolidated pro forma statement of operations.

This adjustment also reflects pro forma interest expense of $0.9 million for the three months ended March 31, 2012 related to the borrowings on the revolving credit facility of Carlyle Group’s old senior secured credit facility totaling $260 million related to the March 2012 redemption, at an average interest rate of 2.00%.

(d)	We have historically operated as a group of partnerships for U.S. federal income tax purposes and, for certain entities located outside the United States, corporate entities for foreign income tax purposes. Because most of the entities in our consolidated group are pass-through entities for U.S. federal income tax purposes, our profits and losses are generally allocated to the partners who are individually responsible for reporting such amounts and we are not taxed at the entity level. Based on applicable foreign, state, and local tax laws, we record a provision for income taxes for certain entities. Accordingly, the income tax provisions shown on Carlyle Group’s historical combined and consolidated statement of operations of $11.7 million for the year ended March 31, 2012 primarily consisted of the District of Columbia and foreign corporate income taxes.

Following the reorganization and offering transactions, the Carlyle Holdings partnerships and their subsidiaries continue to operate as partnerships for U.S. federal income tax purposes and, for certain entities located outside the United States, corporate entities for foreign income tax purposes. Accordingly, several entities continue to be subject to the District of Columbia franchise tax and the New York City unincorporated business income tax (UBT) and non-U.S. entities continue to be subject to corporate income taxes in jurisdictions in which they operate in. In addition, certain newly formed wholly-owned subsidiaries of The Carlyle Group L.P. are subject to entity-level corporate income taxes. As a result of our new corporate structure, we record an additional provision for corporate income taxes that reflects our current and deferred income tax liability relating to the taxable earnings allocated to such entities. The table below reflects our calculation of the pro forma income tax provision and the corresponding assumptions (Dollars in millions):

Income before provision for income taxes — Carlyle Holdings pro forma	$1,274.9
Less: income before provision for income taxes — attributable to non-taxable subsidiaries(1)	1,187.9

Income before provision for income taxes — attributable to Carlyle Holdings I L.P.	87.0
Less: income allocable to existing owners and not allocable to Carlyle Holdings I GP Inc. (2)	78.3

Carlyle Holdings I L.P. income attributable to Carlyle Holdings I GP Inc.	8.7
Expenses of of Carlyle Holdings I GP Inc.(3)	(2.9)

Income before provision for income taxes — attributable to Carlyle Holdings I GP Inc.	$5.8

Federal tax expense at statutory rate, net of foreign tax credits	$1.9
State and local tax expense and foreign tax expense(4)	0.2

Total adjustment — provision for income taxes	$2.1

(1) –	Income was attributed to these entities based on income or losses of the subsidiaries of the entities.
(2) –	Pre-IPO owners own approximately 90% of Carlyle Holdings I L.P.
(3) –	Includes interest expense and accrued state taxes on income allocated from Carlyle Holdings I L.P.
(4) –	State and local tax expense was determined at a blended rate of 4.3%.

The amount of the adjustment reflects the difference between the actual tax provision for the historical organizational structure and the estimated tax provision that would have resulted had the reorganization and offering transactions been effected on January 1, 2012. This adjustment consisted of $2.1 million of state and federal income taxes for the three months ended March 31, 2012; no adjustment for foreign taxes was necessary.

(e)	Reflects the historical basis of partnership interests in subsidiaries of the Parent Entities that the pre-IPO owners are retaining. Certain retired senior Carlyle professionals retain their interests in our carried interest entities. For these individuals, their carried interests rights were restructured such that they exchanged their pre-existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights directly in the consolidated general partners of our funds. Historically, these interests were reflected within “members’ equity” on the Carlyle Group balance sheet, as these interests existed through the individuals’ ownership interests in the Parent Entities, and the income attributable to these carried interests rights were included in “net income attributable to Carlyle Group” on the Carlyle Group statement of operations because their interests were part of the controlling interest in Carlyle Group. As their carried interest rights are no longer held through a parent of Carlyle Group directly or indirectly after this exchange, this adjustment reclassifies the income attributable to those interests totaling $33.0 million as net income attributable to non-controlling interests in consolidated entities from net income attributable to Carlyle Group (see adjustment 1(f)). This amount was derived based on historical financial results as well as the ownership of the individuals.

Subsequent to the reorganization, we account for the carried interest rights allocated to retired senior Carlyle professionals as non-controlling interests in consolidated entities.

(f)	Reflects the allocation of the pro forma Reorganization and Other Adjustments to net income attributable to Carlyle Group or net income (loss) attributable to non-controlling interests in consolidated entities, as follows (Dollars in millions):

	Net income attributable to Carlyle Group	Net income attributable to non-controlling interests in consolidated entities
Restructuring of beneficial interests(1)	$(16.3)	$3.8
Compensation and benefits(2)	(218.1)	—
Interest expense(3)	(0.3)	—
Tax provision(4)	(2.1)	—
Restructuring of carried interest rights(5)	(33.0)	33.0

Total	$(269.8)	$36.8

(1) –	See adjustment 1(a).
(2) –	See adjustment 1(b).
(3) –	See adjustment 1(c).
(4) –	See adjustment 1(d).
(5) –	See adjustment 1(e).

2. Offering Adjustments

(a)	This adjustment reflects additional compensation and benefits expenses associated with (1) the issuance of unvested Carlyle Holdings partnership units as part of the Carlyle Holdings formation, (2) the grant of unvested deferred restricted common units of The Carlyle Group L.P., and (3) the grant of unvested phantom deferred restricted common units. The effects of these items on our unaudited condensed combined and consolidated pro forma statement of operations for the three months ended March 31, 2012 is as follows (Dollars in millions):

Issuance of unvested Carlyle Holdings partnership units to our senior Carlyle professionals(1)	$48.1
Grant of unvested deferred restricted common units of The Carlyle Group L.P.(2)	15.2
Grant of unvested phantom deffered restricted common units(3)	0.6

Total	$63.9

(1) –	As part of the reorganization, the pre-IPO owners received 274,000,000 Carlyle Holdings partnership units, of which 217,239,664 are vested and 56,760,336 are unvested.

We reflect the unvested Carlyle Holdings partnership units as compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“ASC 718”). The unvested Carlyle Holdings partnership units are charged to expense as the Carlyle Holdings partnership units vest over the service period on a straight-line basis. Amounts have been derived assuming a fair value of $22.00 per partnership unit (based on the initial public offering price), multiplied by the number of unvested units, expensed over the assumed service period of six years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. This expense is derived from awards with a total service period of greater than five years of $48.1 million. The total compensation expense expected to be recognized in all future periods associated with the Carlyle Holdings partnership units, considering estimated forfeitures, is $1,155.0 million.

(2) –	Upon the completion of the initial public offering, we granted deferred restricted common units of The Carlyle Group L.P. with an aggregate value based on the initial public offering price per common unit of approximately $376.5 million (17,113,755 deferred restricted common units) to our employees and directors who are not employees of or advisors to Carlyle. The deferred restricted common units are unvested when granted and vest over a service period. The grant-date fair value of the units is charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the offering price of $22.00 per unit, multiplied by the number of unvested units, expensed over the assumed service period, which ranges from one to six years. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. This expense is derived from awards with a total service period of five years or less of $1.3 million and a total service period of greater than five years of $13.9 million. The total compensation expense expected to be recognized in all future periods associated with the deferred restricted common units, considering estimated forfeitures, is $344.7 million.

(3)–	Upon the completion of the initial public offering, we granted phantom deferred restricted common units to our employees with an aggregate value based on the initial public offering price per common unit of approximately $8.0 million (362,875 phantom deferred restricted common units). The phantom deferred restricted common units are unvested when granted and vest over a service period. Upon vesting, the units will be settled in cash. Because the awards are subject to vesting, no liability was recorded upon grant and thus no pro forma adjustment is reflected in our unaudited condensed combined and consolidated pro forma balance sheet. The fair value of the units is re-measured each reporting period until settlement and charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the offering price of $22.00 per unit (the initial fair value of the phantom deferred restricted common units), multiplied by the number of unvested units, expensed over the assumed service period of three years. No change to the fair value of the liability is assumed over the period presented. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. The total compensation expense expected to be recognized in all future periods associated with the phantom deferred restricted common units, considering estimated forfeitures, is $6.9 million.

(b)	Reflects a reduction of pro forma interest expense of $3.4 million for the three months ended March 31, 2012 associated with the assumed repayment using the proceeds of the initial public offering of (i) the outstanding principal amount of the loan associated with the Claren Road acquisition of $40.0 million at a fixed annual interest rate of 6.0%, and (ii) $568.1 million of the outstanding indebtedness under the revolving credit facility of Carlyle Group’s old senior secured credit facility at an assumed interest rate of 2.00%, representing the variable interest rate in effect on the revolving credit facility as of March 31, 2012 (LIBOR plus an applicable margin not to exceed 1.75%).

3. Adjustments for Non-Controlling Interests

(a)	In order to reflect the reorganization and offering transactions as if they occurred on January 1, 2012, an adjustment has been made to reflect the inclusion of non-controlling interests in consolidated entities representing Carlyle Holdings partnership units that are held by the pre-IPO owners after the initial public offering. Such Carlyle Holdings partnership units represent approximately 90.0% of all Carlyle Holdings partnership units outstanding.

In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may up to four times a year, from and after the first anniversary of the date of the closing of this offering (subject to the terms of the exchange agreement), exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, subject to certain requirements, CalPERS will generally be permitted to exchange Carlyle Holdings partnership units for common units from and after the closing of this offering and Mubadala will generally be entitled to exchange Carlyle Holdings partnerships units for common units following the first anniversary of the closing of this offering. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. No such exchanges have been assumed for the periods presented in the calculation of the pro forma adjustment for non-controlling interests presented herein.

The following table reflects the calculation of the adjustment to net income attributable to non-controlling interests (Dollars in millions):

xxxxxxxxxx
Net income — Carlyle Holdings pro forma	$1,200.6
Less: net income attributable to non-controlling interests in consolidated entities	901.7

Net income attributable to Carlyle Holdings	298.9
Percentage allocable to existing owners	89.98%

Net income attributable to non-controlling interest held by the existing owners	$269.0

4. Calculation of Earnings per Common Unit

(a)	For purposes of calculating the pro forma net income per common unit, the number of common units of The Carlyle Group L.P. outstanding are calculated as follows:

Units from which proceeds will be used to repay outstanding loans payable	27,640,909
Units representing distributions(1)	2,859,091

Total pro forma common units of The Carlyle Group L.P. outstanding	30,500,000

(1)–	Represents additional common units related to the distribution to the pre-IPO owners of cash representing undistributed earnings (refer to note 2(c) to the unaudited condensed combined and consolidated pro forma balance sheet) and previous distributions which exceeded earnings for the previous twelve months. This amount is limited to the number of additional common units such that the total pro forma common units do not exceed the number of common units to be issued in the initial public offering.

The weighted-average common units outstanding are calculated as follows:

	Basic	Diluted
The Carlyle Group L.P. common units outstanding	30,500,000	30,500,000
Unvested deferred restricted common units	—	344,467
Contingently issuable Carlyle Holdings partnership units	—	1,436,552
Carlyle Holdings partnership units	—	—

Weighted-average common units outstanding	30,500,000	32,281,019

(1)–	We apply the treasury stock method to determine the dilutive weighted-average common units represented by our unvested deferred restricted common units.
(2)–	Included in dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road acquisition. For purposes of determining the dilutive weighted-average common units, it is assumed that March 31, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.
(3)–	In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may (subject to the terms of the exchange agreement) exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships.

We apply the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding. We apply the treasury stock method to our unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common units represented by our unvested Carlyle Holdings partnership units.

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact). Based on these calculations, the incremental 218,333,483 Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

The pro forma basic and diluted net income per common unit are calculated as follows (Dollars in millions, except per unit data):

	Basic	Diluted
Pro forma net income attributable to The Carlyle Group L.P.	$29.9	$29.9
Weighted average common units outstanding	30,500,000	32,281,019

Pro forma net income per common unit	$0.98	$0.93

(1)–	In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income attributable to The Carlyle Group L.P. would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact).

Economic Net Income, Fee Related Earnings and Distributable Earnings — Pro Forma

Economic net income (“ENI”) is a key performance benchmark used in our industry. ENI represents net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation that will be issued in conjunction with this offering or future acquisitions, corporate actions and infrequently occurring or unusual events. ENI is also presented on a basis that deconsolidates the Consolidated Funds. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of income before taxes in accordance with U.S. GAAP. For a further discussion about ENI, see Note 13 to the condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

Distributable Earnings is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its equity holders. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is total ENI less net performance fees and investment income plus realized net performance fees and realized investment income.

Fee related earnings is a component of ENI and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds and performance fee-related compensation. Accordingly, fee related earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. We use fee related earnings from operations to measure our profitability from fund management fees.

The following table is a reconciliation of The Carlyle Group L.P. consolidated pro forma income before provision for income taxes for the year ended March 31, 2012 to pro forma ENI, pro forma fee related earnings and pro forma distributable earnings for the comparable period (Dollars in millions):

Pro forma income before provision for income taxes	$1,214.4
Adjustments:
Equity-based compensation issued in conjunction with this offering	63.3
Acquisition related charges and amortization of intangibles	23.1
Other non-operating income	(0.5)
Non-controlling interests in consolidated entities	(901.7)
Severance and lease terminations	2.4
Other adjustments	(0.2)

Pro forma Economic Net Income	$400.8

Net performance fees(1)	354.8
Investment income(1)	7.1

Pro forma Fee Related Earnings	$38.9

Realized performance fees, net of related compensation(1)	149.4
Investment income (realized)(1)	0.8

Pro Forma Distributable Earnings	$189.1

(1)–	See reconciliation to most directly comparable pro forma U.S. GAAP measure below:

	Three Months Ended March 31, 2012
	Carlyle Pro
	Forma		Total Carlyle
	Consoldiated	Adjustments	Pro Forma
	U.S. GAAP	(2)	Non-GAAP
	(Dollars in millions)
Performance fees
Realized	$280.6	$(11.3)	$269.3
Unrealized	360.2	(31.0)	329.2

Total performance fees	640.8	(42.3)	598.5

Performance fee related compensation expense
Realized	121.4	(1.5)	119.9
Unrealized	132.3	(8.5)	123.8

Total performance fee related compensation expense	253.7	(10.0)	243.7

Net performance fees
Realized	159.2	(9.8)	149.4
Unrealized	227.9	(22.5)	205.4

Total net performance fees	$387.1	$(32.3)	$354.8

Investment income
Realized	(1.5)	2.3	$0.8
Unrealized	11.1	(4.8)	6.3

Total investment income	$9.6	$(2.5)	$7.1

(2)–	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q and discussed below are those of Carlyle Group, which comprises TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively “the Company” or “Carlyle Group”), which prior to the reorganization on May 2, 2012 in connection with our initial public offering, were under common ownership and control by our individual senior Carlyle professionals, the California Public Employees’ Retirement System (“CalPERS”), and entities affiliated with Mubadala Development Company, the Abu-Dhabi based strategic development and investment company (“Mubadala”).

On May 2, 2012, our senior Carlyle professionals, CalPERS, and Mubadala contributed all of their interests in the Parent Entities, and our senior Carlyle professionals and other individuals engaged in our business contributed a portion of the equity interests they owned in the general partners of our existing carry funds, to Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) in exchange for an aggregate of 274,000,000 Carlyle Holdings partnership units. Carlyle Holdings did not conduct any activity prior to the contribution of Carlyle Group on May 2, 2012.

The Carlyle Group L.P. (the “Partnership”) is a Delaware limited partnership formed on July 18, 2011. Pursuant to a reorganization into a holding partnership structure, the Partnership became a holding partnership and its sole assets are equity interests through wholly-owned subsidiary entities representing 30,500,000 Carlyle Holdings partnership units that the Partnership acquired using proceeds from the Partnership’s initial public offering on May 8, 2012. Beginning on May 8, 2012, through wholly-owned subsidiary entities, the Partnership is the sole general partner of Carlyle Holdings and operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its subsidiaries, continues to conduct the business now conducted by these subsidiaries. Carlyle Group Management L.L.C. is the general partner of the Partnership.

As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the ownership interests of the limited partners of the Carlyle Holdings partnerships will be reflected as a non-controlling interest in the Partnership’s financial statements. The historical condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q below reflect the predecessor financial statements of the Partnership, and are based on the historical ownership interests of the senior Carlyle professionals, CalPERS, and Mubadala in Carlyle Group.

The following discussion analyzes the financial condition and results of operations of Carlyle Group. Such analysis should be read in conjunction with the Carlyle Group unaudited condensed combined and consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, the Partnership’s final prospectus dated May 2, 2012, included in the Partnership’s Registration Statement on Form S-1, as amended (SEC File No. 333-176685), and the audited financial statements and footnotes as of December 31, 2011 of Carlyle Group included therein. For ease of reference, we refer to the historical financial results of Carlyle Group as being “our” historical financial results. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Partnership” are intended to mean the business and operations of The Carlyle Group L.P. and its consolidated subsidiaries since May 8, 2012. When used in the historical context (i.e., prior to May 8, 2012), these terms are intended to mean the business and operations of Carlyle Group.

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Fund of Funds Solutions. We launched operations in our Fund of Funds Solutions segment with the acquisition of a 60% equity interest in AlpInvest on July 1, 2011.

•	Corporate Private Equity — Our Corporate Private Equity segment advises our 17 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials.

As of March 31, 2012, our Corporate Private Equity segment had approximately $53 billion in AUM and approximately $38 billion in fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 51 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit and emerging markets hedge funds. As of March 31, 2012, our Global Market Strategies segment had approximately $28 billion in AUM and approximately $27 billion in fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our infrastructure fund, as well as our 6 energy and renewable resources funds that we jointly advise with Riverstone. As of March 31, 2012, our Real Assets segment had approximately $32 billion in AUM and approximately $23 billion in fee-earning AUM.

•

Fund of Funds Solutions — Our Fund of Funds Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 63 vehicles. As of March 31, 2012, AlpInvest had approximately $45 billion in AUM and approximately $30 billion in fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses and performance payment arrangements, and general and administrative expenses.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry and structured credit funds, and fund of funds vehicles), assets under management (in the case of our hedge funds) and vintage year of the active funds in each of our segments, as of March 31, 2012. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Trends Affecting our Business

Our results of operations are affected by a variety of factors including global economic and market conditions, particularly in the United States, Europe and Asia. We believe that our investment philosophy and broad diversity of investments across industries, asset classes and geographies enhances the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and performance fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. In general, a climate of low and stable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns. We also believe that periods of volatility and dislocation in the capital markets present us with opportunities to invest at reduced valuations that position us for future revenue growth and to utilize investment strategies, such as our distressed debt strategies, which tend to benefit from such market conditions. In addition to these global macro-economic and market factors, our future performance is also heavily dependent on our ability to attract new capital and investors, generate strong returns from our existing investments, deploy our funds’ capital in appropriate and successful investments and meet evolving investor needs.

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. While our recent fundraising has resulted in new capital commitments at levels that remain below the historically high volume achieved during 2007 and early 2008, we believe our fundraising efforts will benefit from certain fundamental trends that include: (i) institutional investors’ pursuit of higher relative investment returns which have historically been provided by top quartile alternative asset management funds; (ii) distributions to existing investors from historical commitments which could be used to fund new allocations; (iii) the entrance of new institutional investors from developing markets, including sovereign wealth funds and other entities; and (iv) increasing interest from high net worth individuals. During the three months ended March 31, 2012, we raised $2.0 billion of new capital commitments across our fund platform.

•

Our ability to generate strong returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract drives the growth of our AUM and the management fees we earn. During the three months ended March 31, 2012, we realized proceeds of $3.8 billion for our carry fund investors. The proceeds include $2.3 billion in distributions during the first quarter, net of $0.2 billion of prior period realized proceeds also distributed in the first quarter of 2012, as well as $1.5 billion of realized proceeds distributed to fund investors after period end. Although we have recently exited several investments at attractive returns and the fair value of our funds’ net assets has increased significantly with the economic recovery, there can be no assurance that these trends will continue. In addition, valuations in many of our funds experienced volatility during 2011, a trend which could occur again in the near- to medium-term.

During 2008 and 2009, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. Those events led to a significantly diminished availability of credit and an increase in the cost of financing. The lack of credit in 2008 and 2009 materially hindered the initiation of new, large-sized transactions for our Corporate Private Equity and Real Assets segments and adversely impacted our operating results in those periods. While we continued to experience some capital markets volatility in 2011, in contrast to 2008 and 2009 credit remains available selectively for high quality corporate transactions, though financing costs remain elevated from pre-recession levels. In addition, the recent speculation regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the Eurozone currency have created uncertainty in the credit markets. As a result, there has been a strain on banks and other financial services participants, which could have an adverse impact on our business. Finally, a significant portion of our revenues are derived from performance fees, the size of which is dependent on the success of our fund investments. A decrease in valuations of our fund investments will result in a reduction of accrued performance fees which we would expect to be most significant in Corporate Private Equity, our largest business segment. While access to capital markets and asset valuations have improved markedly since 2009, it is not known how extensive this recovery will be or whether it will continue.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. During the three months ended March 31, 2012, we invested $1.5 billion in new and existing investments in our carry funds. As of March 31, 2012, we had approximately $40 billion in capital available for investment. We believe that this puts us in a position to grow our revenues over time. Our ability to identify and execute investments which our investment professionals determine to be attractive continues to depend on a number of factors, including competition, valuation, credit availability and pricing and other general market conditions.

•

Our ability to meet evolving investor requirements. We believe that investors will seek to deploy their investment capital in a variety of different ways, including fund investments, separate accounts and direct co-investments. We anticipate that this trend will result in a bifurcation within the global alternative asset management industry, with a limited number of large global market participants joined by numerous smaller and more specialized funds, providing investors with greater flexibility when allocating their investment capital. In addition, we expect that certain larger investors will seek to allocate more resources to managed accounts through which they can directly hold title to assets and better control their investments.

We were able to make significant distributions to the investors in our carry funds in the first quarter of 2012 and 2011 as a result of successful realization activity in these funds. This successful realization activity favorably impacted our realized performance fees, but negatively impacted our fee-earning AUM to the extent such realizations occurred in funds whose management fees are calculated on the basis of invested capital. To the extent such successful realization activity continues in subsequent periods, we would expect a similar impact.

In addition, the investment periods for many of the large carry funds that we raised during the particularly productive period from 2007 to early 2008 are, unless extended, scheduled to expire beginning in 2012, which will result in step-downs in the applicable management fee rates for certain of these funds. Our management fee revenues will be reduced by these step-downs in management fee rates, as well as by any adverse impact on fee-earning AUM resulting from successful realization activity in our carry funds, offset by the favorable impact on fee-earning AUM and management fee revenues of our recent acquisitions and anticipated new fundraising initiatives. As we pursue new fundraising initiatives and continue to meet the demands of being a public company, we anticipate that compensation and benefits and general and administrative expenses will increase in 2012 as compared to 2011 as we continue to add staff across the firm and build out our back-office infrastructure and systems.

Recent Transactions

On February 28, 2012, we acquired four European CLO management contracts with approximately $2.9 billion in assets under management from Highland Capital Management L.P. for approximately €32.4 million in cash.

On May 2, 2012, Carlyle Group executed a series of reorganization transactions to facilitate the acquisition by the Partnership of an indirect equity interest in Carlyle Group. The primary impact of the reorganization transactions were as follows:

•

Our senior Carlyle professionals (excluding retired senior Carlyle professionals), CalPERS, and Mubadala contributed all of their interests in the Parent Entities, and our senior Carlyle professionals and other individuals engaged in our business contributed a portion of the equity interests they owned in the general partners of our existing carry funds, to Carlyle Holdings in exchange for an aggregate of 274,000,000 Carlyle Holdings partnership units. The equity interests in the consolidated general partners of the Carlyle funds were historically reflected as a compensation liability in Carlyle’s financial statements. In this exchange, the fair value of the Carlyle Holdings partnership units issued in this transaction exceeded the carrying value of the related compensation liability, which resulted in a nonrecurring equity compensation charge in connection with the exchange of approximately $58 million. Refer to “Unaudited Pro Forma Financial Information” in Part I, Item 1A of this Quarterly Report on Form 10-Q.

•

Certain beneficial interests in investments in or alongside Carlyle funds that were funded by certain existing and former owners of the Parent Entities indirectly through the Parent Entities were restructured so that they are interests directly in consolidated subsidiaries of the Parent Entities, and accordingly will be reflected as non-controlling interests in consolidated entities on the combined and consolidated balance sheet as of that date.

•

Certain carried interest rights allocated to retired senior Carlyle professionals which were held through their ownership in the Parent Entities were restructured such that they exchanged their existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights in the consolidated general partners of the Carlyle funds. Accordingly, these carried interest rights will be reflected as non-controlling interests in consolidated entities on the combined and consolidated balance sheet as of that date.

After the completion of the reorganization transactions, Carlyle Group is a consolidated subsidiary of Carlyle Holdings.

On May 8, 2012, the Partnership completed an initial public offering of 30,500,000 common units priced at $22.00 per unit (the “Offering”). The common units are listed on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the Offering were approximately $619.9 million, after deducting underwriting discounts and offering expenses. The Partnership used all of these proceeds to purchase an equivalent number of newly issued Carlyle Holdings partnership units from Carlyle Holdings. After completion of the Offering, Carlyle Holdings repaid all outstanding indebtedness under the revolving credit facility of our senior secured credit facility, and approximately $40.0 million of outstanding indebtedness under a loan agreement Carlyle Group entered into in connection with the acquisition of Claren Road Asset Management LLC, its subsidiaries, and Claren Road Capital, LLC (collectively, “Claren Road”). The underwriters’ option to purchase up to an additional 4,575,000 common units will expire on June 1, 2012. As the sole general partner of Carlyle Holdings, the Partnership will consolidate the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings will be reflected as a non-controlling interest in the Partnership’s financial statements.

Refer to the Partnership’s final prospectus dated May 2, 2012, included in the Partnership’s Registration Statement on Form S-1, as amended (SEC File No. 333-176685), for additional information on the reorganization transactions and the Offering.

On May 2, 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of new equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which are initially available for future grant under the Equity Incentive Plan is 30,450,000. On May 2, 2012, the general partner of the Partnership granted 17,113,755 deferred restricted common units and 362,875 phantom deferred restricted common units under the Equity Incentive Plan to Carlyle employees, directors of the Partnership’s general partner and consultants. The grant-date fair value of the deferred restricted common units and phantom deferred restricted common units was $22.00 per unit. The awards were unvested upon grant and will vest over a period up to six years for the deferred restricted common units and up to three years for the phantom deferred restricted common units. Refer to our prospectus dated May 2, 2012, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of May 4, 2012 for additional information on the Equity Incentive Plan.

On May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units in The Carlyle Group L.P. pursuant to the exchange agreement entered into with CalPERS and the other limited partners of the Carlyle Holdings Partnerships at the time of the initial public offering. The exchange was consummated on May 21, 2012. As a result of the exchange, wholly-owned subsidiaries of The Carlyle Group L.P. acquired all 12,721,452 of the Carlyle Holdings partnership units formerly owned by CalPERS, and CalPERS received an equivalent number of common units in The Carlyle Group L.P. The common units were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the common units issued to CalPERS are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act. In addition, CalPERS remains subject to the lock-up agreement entered into by it and the underwriters of the initial public offering which lasts until October 30, 2012. Following the exchange, the total number of common units outstanding (assuming all outstanding Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings Partnerships were exchanged for newly-issued common units on a one-for-one basis) remains unchanged at 304,500,000 common units, while the number of common units presently outstanding at The Carlyle Group L.P. has increased from 30,500,000 to 43,221,452, and the number of outstanding Carlyle Holdings partnership units has decreased from 274,000,000 to 261,278,548.

For additional information concerning our recent transactions, please see Notes 1 and 14 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

Consolidation of Certain Carlyle Funds

Pursuant to U.S. GAAP, we consolidate certain Carlyle funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our condensed combined and consolidated financial statements. These funds represent approximately 17% of our AUM as of March 31, 2012; 13% and 6% of our fund management fees during the three months ended March 31, 2012 and 2011, respectively; and less than 1% of our performance fees for the three months ended March 31, 2012 and 2011.

We are not required under U.S. GAAP to consolidate most of the investment funds we advise in our condensed combined and consolidated financial statements because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. Beginning in July 2011, we consolidate certain AlpInvest fund of funds vehicles. As of March 31, 2012, our consolidated CLOs held approximately $15 billion of total assets and comprised 60% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of March 31, 2012, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 30% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of March 31, 2012 relates to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to Carlyle Group and members’ equity. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities, redeemable non-controlling interests in consolidated entities, and equity appropriated for Consolidated Funds in the combined and consolidated financial statements. For further information, see Note 2 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.

Key Financial Measures

Our key financial measures are discussed in the following pages.

Revenues

Revenues primarily consist of fund management fees, performance fees, investment income, including realized and unrealized gains of our investments in our funds and other trading securities, as well as interest and other income. See “— Critical Accounting Policies — Performance Fees” and Note 2 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q for additional information regarding the manner in which management fees and performance fees are generated.

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds or (c) the net asset value (“NAV”) of certain of our investment funds, as described in our combined and consolidated financial statements. Fee-earning AUM based on NAV was approximately 7% of our total fee-earning AUM as of March 31, 2012 and approximately 6% of our total fee-earning AUM as of March 31, 2011.

Management fees for funds in our Corporate Private Equity and Real Assets segments generally range from 1.0% to 2.0% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January 1 and July 1, which are the semiannual due dates for management fees. Management fees from the fund of funds vehicles in our Fund of Funds Solutions segment generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the first two to five years of the investment period and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter. Management fees for our Fund of Fund Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road and ESG and 60% in the case of AlpInvest. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

For the three months ended March 31, 2012, management fees attributable to Carlyle Partners V, L.P., our latest U.S. buyout fund (CP V) with approximately $13 billion of fee-earning AUM as of such date was approximately 17% of total management fees recognized during the three months ended March 31, 2012. For the three months ended March 31, 2011, management fees attributable to our latest Europe buyout fund (CEP III), with approximately $7 billion of fee-earning AUM as of such date, and CP V were approximately 10% and 24%, respectively, of total management fees recognized during such period. No other fund generated over 10% of total management fees in the periods presented.

Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally range from 50% to 80% of the transaction and advisory fees earned. While the portfolio advisory fees are relatively consistent, transaction fees vary in accordance with our investment pace.

Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 1.8% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our combined and consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) the investment fund’s cumulative returns are in excess of the preferred return and (iii) we have decided to collect carry rather than return additional capital to limited partner investors. The portion of performance fees that are realized and unrealized in each period are separately reported in our statements of operations. As noted above, as a result of the reorganization on May 2, 2012, we restructured certain carried interest rights allocated to certain retired senior Carlyle professionals of Carlyle Group so that such carried interest rights are reflected as non-controlling interests in our financial statements. In addition, in connection with the reorganization, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations will decrease from historical levels to approximately 45%. Among other adjustments, the presentation of our pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to (i) income attributable to the carried interest rights which will be reflected as non-controlling interests, and (ii) the change in the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations. See “— Non-GAAP Financial Measures.”

Under our arrangements with the historical owners and management team of AlpInvest, such persons are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that existed as of March 31, 2011, 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, please see “— Our Family of Funds.”

Performance fees from Carlyle Partners IV, L.P. (CP IV) and Carlyle Asia Partners II, L.P. (CAP II), (with total AUM of approximately $10 billion and $2 billion, respectively, as of March 31, 2012) were $270.5 million and $75.4 million, respectively, for the three months ended March 31, 2012. Performance fees from CP V, with total AUM of approximately $16 billion as of March 31, 2011, and CP IV were $335.2 million and $265.4 million, respectively, for the three months ended March 31, 2011.

Realized carried interest may be clawed-back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. If the fair value of a fund’s investments falls below the applicable return hurdles previously recognized carried interest and performance fees are reduced. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period carried interest income could thus be negative; however, cumulative performance fees and allocations can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our Global Market Strategies funds when the return on AUM exceeds previous calendar-year ending or date-of-investment high-water marks. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year-end NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. We recognize the incentive fees from our hedge funds as they are earned. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved and are included in performance fees in our combined and consolidated statements of operations. These incentive fees are a component of performance fees in our combined and consolidated financial statements and are treated as accrued until paid to us.

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2012 and 2011, the reversals of performance fees were $(8.7) million and $(42.3) million, respectively.

As of March 31, 2012, accrued performance fees and accrued giveback obligations were approximately $2.5 billion and $89.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2012 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at March 31, 2012, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $961.4 million. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

As described above, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. As a result, performance fees within funds will continue to fluctuate primarily due to certain investments within each fund constituting a material portion of the carry in that fund. Additionally, the fair value of investments in our funds may have substantial fluctuations from period to period.

In addition, we use the term “net performance fees” to refer to the performance fees from our funds net of the portion allocated to our investment professionals which is reflected as performance fee related compensation expense. We use the term “realized net performance fees” to refer to realized performance fees from our funds, net of the portion allocated to our investment professionals which is reflected as realized performance fee related compensation expense. See “— Non-GAAP Financial Measures” for the amount of realized and unrealized performance fees recognized and or reversed each period. See “— Segment Analysis” for the realized and unrealized performance fees by segment and related discussion for each period.

Fair Value Measurement. U.S. GAAP establishes a hierarchal disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Investments in hedge funds are classified in this category when their net asset value is redeemable without significant restriction.

Level III – inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. Investments in fund of funds are generally included in this category.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2012:

	As of March 31, 2012
	Corporate Private Equity	Global Market Strategies (1)	Real Assets	Fund of Funds Solutions	Total
		(Dollars in millions)
Level I	$12,688	$1,784	$5,027	$368	$19,867
Level II	1,737	(1,176)	375	560	1,496
Level III	24,059	16,757	20,208	26,860	87,884

Total Fair Value	38,484	17,365	25,610	27,788	109,247

Other Net Asset Value	1,418	9,811	(1,138)	—	10,091

Total AUM, Excluding Available Capital Commitments	39,902	27,176	24,472	27,788	119,338

Available Capital Commitments	13,362	1,116	7,770	17,636	39,884

Total AUM	$53,264	$28,292	$32,242	$45,424	$159,222

(1)	Negative Fair Value amounts relate to shorts and derivative instruments in our hedge funds. Corresponding cash collateral amounts have been included in Other Net Asset Value

In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments.

In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 of our condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q.

Investment Income and Interest and Other Income. Investment income and interest and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of unrealized gains (losses) at the time an investment is realized. On March 31, 2012, we distributed to their beneficial owners certain investments in or alongside our funds beneficially owned by certain existing and former owners of the Parent Entities. In connection with our May 2012 initial public offering, the remainder of such beneficial interests were restructured such that they will be reflected as non-

controlling interests in our financial statements in reporting periods after the initial public offering. Among other adjustments, the presentation of pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to the investment income that is attributable to any such investments which either will no longer be consolidated or will be reflected as non-controlling interests, as the case may be. See “— Non-GAAP Financial Measures.”

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds principally represent presently the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented and may change in future periods due to changes in U.S. GAAP, changes in fund terms and terminations of funds.

Net Investment Gains (Losses) of Consolidated Funds. Net investment gains (losses) of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. Substantially all of the net investment gains (losses) of Consolidated Funds are attributable to the limited partner investors and allocated to non-controlling interests. Therefore a gain or loss is not expected to have an impact on the revenues or profitability of Carlyle. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are non-recourse to us. Therefore, a gain or loss from the Consolidated Funds does not impact the assets available to our equity holders.

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses and performance payment arrangements for non-partners. Bonuses are accrued over the service period to which they relate. Compensation attributable to our senior Carlyle professionals has historically been accounted for as distributions from equity rather than as employee compensation. Furthermore, any unpaid obligation to our senior Carlyle professionals has historically been presented as a separate liability to our senior Carlyle professionals. We recognize as compensation expense the portion of performance fees that are due to our employees and operating executives in a manner consistent with how we recognize the performance fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance fees is not paid until the related performance fees are realized, and not when such performance fees are accrued. The funds do not have a uniform allocation of performance fees to our employees, senior Carlyle professionals and operating executives. Therefore, for any given period, the ratio of performance fee compensation to performance fee revenue may vary based on the funds generating the performance fee revenue for that period and their particular allocation percentages.

Subsequent to the reorganization and offering transactions described above under “— Recent Transactions”, we will account for compensation to senior Carlyle professionals as an expense in our statement of operations. In our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings, which are used by management in assessing the performance of our segments, we have included an adjustment for partner compensation. See “— Combined and Consolidated Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Income Before Provision for Income Taxes to Total Segments Economic Net Income, of Total Segments Economic Net Income to Fee Related Earnings and of Fee Related Earnings to Distributable Earnings.

In addition, we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a future service period of up to six years, which under U.S. GAAP will result in compensation charges over future periods. Compensation charges associated with the equity-based compensation grants issued in May 2012 or grants to be issued in future acquisitions will not be reflected in our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings.

We expect that we will hire additional individuals and that overall compensation levels will correspondingly increase, which will result in an increase in compensation and benefits expense. As a result of recent acquisitions, we will have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which will be reflected as compensation expense in future periods. We also expect that our fundraising will increase in future periods and as a result we expect that our compensation expense will also increase in periods where we close on increased levels of new capital commitments. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.

General, Administrative and Other Expenses. Other operating expenses represent general and administrative expenses including occupancy and equipment expenses, interest and other expenses, which consist principally of professional fees, travel and related expenses, communications and information services, depreciation and amortization and foreign currency transactions.

We anticipate that general, administrative and other expenses will fluctuate significantly from period to period due to the impact of foreign exchange transactions. Additionally, we expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. We also expect to incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued.

Interest and Other Expenses of Consolidated Funds. The interest and other expenses of Consolidated Funds consist primarily of interest expense related primarily to our CLO loans, professional fees and other third-party expenses.

Income Taxes. Prior to the completion of the reorganization and offering transactions described above under “— Recent Transactions,” we operated as a group of pass-through entities for U.S. income tax purposes and our profits and losses were allocated to the individual senior Carlyle professionals, which were individually responsible for reporting such amounts. We recorded a provision for state and local income taxes for certain entities based on applicable laws. Based on applicable foreign tax laws, we recorded a provision for foreign income taxes for certain foreign entities.

Income taxes for foreign entities are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2012, our U.S. federal income tax returns for the years 2008 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2007 to 2011. Specifically, our Washington, D.C. franchise tax years are currently open, as are our New York City returns, for the tax years 2008 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities. Subsequent to the reorganization and offering transactions, the Carlyle Holdings partnerships and their subsidiaries will continue to operate as pass-through entities for U.S. income tax purposes and record a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. is subject to additional entity-level taxes that will be reflected in our consolidated financial statements.

Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations and by subscriptions and redemptions in hedge funds which occur during the reporting period. Non-controlling interests related to hedge funds are subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time (typically one year), or may be withdrawn subject to a redemption fee in the hedge funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds are presented as redeemable non-controlling interests in consolidated entities within the combined and consolidated balance sheets. When redeemable amounts become legally payable to investors, they are classified as a liability and included in other liabilities of Consolidated Funds in the combined and consolidated balance sheets.

In periods subsequent to the reorganization and offering transactions, we will record significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly-owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership will consolidate the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings will be reflected as a non-controlling interest in the Partnership’s financial statements.

Non-GAAP Financial Measures

Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants to be issued in future acquisitions, corporate actions and infrequently occurring or unusual events. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and accordingly segment net income, are presented on a basis that deconsolidates the Consolidated Funds. ENI also reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering, we accounted for as distributions from equity rather than as employee compensation. Total Segment ENI equals the aggregate of ENI for all segments. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Combined and Consolidated Results of Operations” prepared in accordance with U.S. GAAP.

Distributable Earnings. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its equity holders. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is total ENI less net performance fees and investment income plus realized net performance fees and realized investment income.

Fee Related Earnings. Fee related earnings is a component of ENI and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds and performance fee-related compensation. Accordingly, fee related earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee related earnings are reported as part of our segment results. We use fee related earnings from operations to measure our profitability from fund management fees. Fee related earnings reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering, we accounted for as distributions from equity rather than as employee compensation. See Note 13 to the March 31, 2012 unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage from which we derive recurring fund management fees. Our fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired, the amount of limited partner capital commitments and for fund of funds vehicles, the amount of external investor capital commitments during the commitment period (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired, the remaining amount of limited partner invested capital (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the gross amount of aggregate collateral balance at par, adjusted for defaulted or discounted collateral, of our CLOs and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period); and

(e)	for fund of funds vehicles and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details fee-earning AUM by its respective components at each period.

	As of March 31,
	2012	2011
	(Dollars in millions)
Consolidated Results
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$50,333	$46,052
Fee-earning AUM based on invested capital (2)	20,013	18,449
Fee-earning AUM based on collateral balances, at par (3)	15,629	11,304
Fee-earning AUM based on net asset value (4)	8,421	5,022
Fee-earning AUM based on lower of cost or fair value and other (5)	22,602	740

Total Fee-earning AUM	$116,998	$81,567

(1)	Reflects limited partner capital commitments where the investment period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Reflects the gross amount of aggregate collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Consolidated Results
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$111,025	$80,776
Acquisitions	2,866	—
Inflows, including Commitments(1)	3,686	1,104
Outflows, including Distributions(2)	(3,060)	(1,283)
Subscriptions, net of Redemptions (3)	717	126
Changes in CLO collateral balances	234	(317)
Market Appreciation/(Depreciation) (4)	277	153
Foreign exchange and other (5)	1,253	1,008

Balance, End of Period	$116,998	$81,567

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds and of our fund of funds vehicles based on the lower of cost or fair value.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting fee-earning AUM for each of the periods presented by segment.

Assets under Management

Assets under management or AUM refers to the assets we manage. Our AUM equals the sum of the following:

(a)	the fair value of the capital invested in our carry funds, co-investment vehicles and fund of funds vehicles plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance at par of our CLOs and the reference portfolio notional amount of our synthetic CLOs; and

(c)	the net asset value of our long/short credit (pre-redemptions and subscriptions), emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds.

Our carry funds are closed-ended funds and investors are not able to redeem their interests under the fund partnership agreements.

For our carry funds, co-investment vehicles and fund of funds vehicles, total AUM includes the fair value of the capital invested, whereas fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

Our calculations of fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculation of AUM includes uncalled commitments to, and the fair value of invested capital in, our funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management or performance fees. Our calculations of fee-earning AUM or AUM are not based on any definition of fee-earning AUM or AUM that is set forth in the agreements governing the investment funds that we manage.

We generally use fee-earning AUM as a metric to measure changes in the assets from which we earn management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital.

Available Capital

Available capital, commonly known as “dry powder,” for our carry funds refers to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, As of December 31, 2011	$37,525	$109,444	$146,969
Acquisitions	—	2,903	2,903
Commitments (1)	3,773	—	3,773
Capital Called, net (2)	(2,483)	2,640	157
Distributions (3)	672	(4,348)	(3,676)
Subscriptions, net of Redemptions (4)	—	710	710
Changes in CLO collateral balances	—	244	244
Market Appreciation/(Depreciation) (5)	—	6,570	6,570
Foreign exchange (6)	397	1,175	1,572

Balance, As of March 31, 2012	$39,884	$119,338	$159,222

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Combined and Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited combined and consolidated results of operations for the three months ended March 31, 2012 and March 31, 2011. The unaudited combined and consolidated financial statements of Carlyle Group have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. On July 1, 2011, we completed the acquisitions of ESG and AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. As further described below, the consolidation of these funds primarily had the impact of increasing net investment gains (losses) of Consolidated Funds for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The consolidation of these funds had no effect on net income attributable to Carlyle Group for the periods presented.

The following table also includes our unaudited combined and consolidated pro forma results of operations for the three months ended March 31, 2012 after giving pro forma effect to the reorganization and offering transactions described above under “— Recent Transactions” and certain other transactions as described below as if such transactions had been completed as of January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical combined and consolidated financial results. The unaudited combined and consolidated pro forma financial information is included for informational purposes only and does not purport to reflect our results of operations that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public company during the periods presented or for any future period or date. The unaudited combined and consolidated pro forma financial information should not be relied upon as being indicative of our results of operations had the transactions described above occurred on the dates assumed. The unaudited pro forma combined and consolidated financial information also does not project our results of operations for any future period or date.

	Pro Forma(1) for the Three Months Ended March 31,	Three Months Ended March 31,
	2012	2012	2011
	(Dollars in millions)
Statement of operations data

Revenues
Fund management fees	$234.4	$234.4	$228.0
Performance fees
Realized	280.6	280.6	402.4
Unrealized	360.2	360.2	472.3

Total performance fees	640.8	640.8	874.7
Investment income (loss)
Realized	(1.5)	(0.8)	33.1
Unrealized	11.1	22.3	8.3

Total investment income (loss)	9.6	21.5	41.4
Interest and other income	2.6	2.7	5.9
Interest and other income of Consolidated Funds	211.5	211.5	167.3

Total Revenues	1,098.9	1,110.9	1,317.3

Expenses
Compensation and benefits
Base compensation	222.4	106.1	86.7
Performance fee related
Realized	121.4	34.3	53.0
Unrealized	132.3	54.8	35.5

Total compensation and benefits	476.1	195.2	175.2
General, administrative and other expenses	91.2	91.2	66.5
Interest	4.8	10.4	17.0
Interest and other expenses of Consolidated Funds	184.5	184.5	86.6
Other non-operating expenses	(0.5)	(4.1)	15.4

Total Expenses	756.1	477.2	360.7

Other income (loss)
Net investment (losses) gains of Consolidated Funds	871.6	872.1	(184.3)

Income before provision for income taxes	1,214.4	1,505.8	772.3
Provision for income taxes	13.8	11.7	6.1

Net income	1,200.6	1,494.1	766.2

Net income (loss) attributable to non-controlling interests in consolidated entities	901.7	864.9	(130.0)
Net income attributable to non-controlling interests in Carlyle Holdings	269.0	—	—

Net income attributable to Carlyle Group (or The Carlyle Group L.P. for pro forma)	$29.9	$629.2	$896.2

(1) –	Refer to “Unaudited Pro Forma Financial Information.”

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Total revenues were $1,110.9 million for the three months ended March 31, 2012, a decrease of 16% over total revenues for the three months ended March 31, 2011 of $1,317.3 million. The decrease in revenues was primarily attributable to a decrease in performance fees, which decreased $233.9 million for the three months ended March 31, 2012 as compared to 2011.

Fund Management Fees. Fund management fees increased $6.4 million, or 3%, to $234.4 million for the three months ended March 31, 2012 as compared to 2011. In addition, fund management fees from consolidated funds increased $15.7 million for the three months ended March 31, 2012 as compared to 2011. The fees related to consolidated funds eliminate upon consolidation of these funds.

The increase was due to approximately $34.5 million of incremental management fees resulting from the acquisitions of ESG and AlpInvest in July 2011. In addition, during the three months ended March 31, 2012, management fees increased as a result of increased AUM in our Claren Road hedge funds. Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $10.7 million and $31.1 million for the three months ended March 31, 2012 and 2011, respectively. The $20.4 million decrease in transaction and portfolio advisory fees resulted primarily from several significant transaction fees that were generated by our buyout funds during the three months ended March 31, 2011.

Performance Fees. Performance fees for the three months ended March 31, 2012 were $640.8 million compared to $874.7 million for the three months ended March 31, 2011. In addition, performance fees from consolidated funds increased $5.0 million for the three months ended March 31, 2012 as compared to 2011. These fees eliminate upon consolidation. The performance fees recorded in the three months ended March 31, 2012 and 2011 were due principally to increases in the fair value of the underlying funds, which increased approximately 9% and 10% in total remaining value during the three months ended March 31, 2012 and 2011, respectively. The net appreciation in the fair value of the investments was driven by improved asset performance and operating projections as well as increases in market comparables. Approximately $464.5 million and $693.7 million of performance fees for the three months ended March 31, 2012 and 2011, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended March 31, 2012 and 2011 were $45.5 million and $80.0 million for the Global Market Strategies segment, and $105.5 million and $101.0 million for the Real Assets segment, respectively. Performance fees for the Fund of Funds Solutions segment, which was established upon the completion of the acquisition of AlpInvest, were $25.3 million for the three months ended March 31, 2012. Further, approximately $322.0 million and $600.6 million of our performance fees for the three months ended March 31, 2012 and 2011, respectively, were related to CP V and CP IV. During the three months ended March 31, 2011, CP V entered into a “carry position”, resulting in a cumulative catch-up of performance fees earned as of that date. For the three months ended March 31, 2012, CP V remains in a carry position but at a normalized rate.

Investment Income. Investment income of $21.5 million for the three months ended March 31, 2012 decreased 48% from the three months ended March 31, 2011. The $19.9 million decrease relates primarily to a lower level of appreciation for the three months ended March 31, 2012 as compared to 2011. In addition, investment income from Consolidated Funds decreased $14.1 million for the three months ended March 31, 2012 as compared to 2011, primarily from a lesser increase in fair value of our investments in the equity tranches of our CLOs in 2012 versus 2011. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $3.2 million to $2.7 million for the three months ended March 31, 2012, as compared to $5.9 million for 2011.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $211.5 million for the three months ended March 31, 2012, an increase of $44.2 million from $167.3 million for the three months ended March 31, 2011. This increase relates primarily to the consolidated funds associated with the acquisitions of AlpInvest and ESG in July 2011, and the acquired Foothill CLO in August 2011. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to Carlyle Group.

Expenses

Expenses were $477.2 million for the three months ended March 31, 2012, an increase of $116.5 million from $360.7 million for the three months ended March 31, 2011. The increase is due primarily to increases in interest and other expenses of Consolidated Funds and general, administrative and other expenses, which increased $97.9 million and $24.7 million, respectively.

Total compensation and benefits for the three months ended March 31, 2012 increased $20.0 million, or 11%, from $175.2 million for the three months ended March 31, 2011 to $195.2 million for the three months ended March 31, 2012. The increase was primarily driven by base compensation, which increased primarily from the increases in headcount from 2011 to 2012, including additional professionals from the acquisitions of ESG and AlpInvest. All compensation to senior Carlyle professionals is accounted for as equity distributions in our combined and consolidated financial statements. Had such amounts been accounted for as compensation expense, then total expenses would have been $748.2 million and $761.3 million in the three months ended March 31, 2012 and 2011, respectively, representing a decrease of $13.1 million due primarily to a decrease in partner compensation of $129.6 million, offset by increases in interest and other expenses of Consolidated Funds of $97.9 million and general, administrative and other expenses of $24.7 million. The decrease in partner compensation primarily reflects lower performance fee related compensation corresponding to the decrease in performance fees and lower base compensation from lower annual bonus targets.

Compensation and Benefits. Base compensation and benefits increased $19.4 million, or 22%, for the three months ended March 31, 2012 as compared to 2011, which primarily relates to the acquisitions of ESG and AlpInvest and the addition of their professionals. The balance of the increase primarily reflects the increase in other personnel and increases in base compensation reflecting promotions and merit pay adjustments. Performance fee related compensation expense increased $0.6 million for the three months ended March 31, 2012 as compared to 2011, comprised of an increase of $19.3 million in unrealized performance fee related compensation, offset by a $18.7 million decrease in realized performance fee related compensation. Prior to our initial public offering, compensation and benefits excludes amounts earned by senior Carlyle professionals for compensation and carried interest allocated to our investment professionals as such amounts are accounted for as distributions from equity. Base compensation and benefits attributable to senior Carlyle professionals was $52.4 million and $48.5 million and performance fee related compensation attributable to senior Carlyle professionals was $217.5 million and $351.1 million for the three months ended March 31, 2012 and 2011, respectively. Base compensation and benefits would have been $158.5 million and $135.2 million and performance fee related compensation would have been $306.6 million and $439.6 million for the three months ended March 31, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 48% and 50% for the three months ended March 31, 2012 and 2011, respectively. Total compensation and benefits would have been $465.1 million and $574.8 million for the three months ended March 31, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $24.7 million for the three months ended March 31, 2012 as compared to 2011. This increase was driven primarily by (i) approximately $6.4 million increase in amortization expense associated with intangible assets acquired in 2011 and 2012; (ii) an increase in professional fees of approximately $2.2 million; (iii) a negative variance of $4.4 million related to foreign currency remeasurements; and (iv) approximately $6.4 million of expenses related to the acquired operations of AlpInvest and ESG.

Interest. Our interest expense for the three months ended March 31, 2012 was $10.4 million, a decrease of $6.6 million from 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala with borrowings on the revolving credit facility of our old senior secured credit facility, which has a lower effective interest rate. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $97.9 million for the three months ended March 31, 2012 as compared to 2011 due primarily to the consolidated AlpInvest and ESG funds. Also contributing to the increase were higher expenses recorded by the consolidated Claren Road hedge funds and the CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to Carlyle Group.

Other Non-operating Expenses. Other non-operating expenses of $(4.1) million for the three months ended March 31, 2012 reflects a decrease of $19.5 million from the three months ended March 31, 2011. The decrease is due primarily to a $2.5 million fair value gain on our subordinated notes payable to Mubadala for the three months ended March 31, 2012, as compared to a $14.7 million fair value loss on the notes for the three months ended March 31, 2011. In March 2012, we used borrowings on the revolving credit facility of our old senior secured credit facility to redeem the remaining $250 million outstanding aggregate principal amount of the subordinated notes payable to Mubadala for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million. As of March 31, 2012, the subordinated notes payable to Mubadala have been fully redeemed.

Net Investment Gains (Losses) of Consolidated Funds

For the three months ended March 31, 2012, net investment gains of Consolidated Funds were $872.1 million, as compared to a loss of $184.3 million for the three months ended March 31, 2011. This balance is predominantly driven by our consolidated CLOs, hedge funds and AlpInvest fund of funds vehicles, and to a lesser extent by the other consolidated funds in our financial statements. The amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities of our consolidated CLOs. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	$XXX,X	$XXX,X
	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Realized gains	$215.1	$46.1
Net change in unrealized gains	816.0	297.0

Total gains	1,031.1	343.1
Losses on liabilities of CLOs	(159.2)	(527.0)
Gains (losses) on other assets of CLOs	0.2	(0.4)

Total	$872.1	$(184.3)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles and corporate private equity funds, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the three months ended March 31, 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles. Also contributing to the net investment gains for the three months ended March 31, 2012 were net investment gains of the CLOs. The losses on the liabilities of the CLOs reflects the fair value adjustment on the debt of the CLOs. The liabilities of the CLOs have a lower degree of market liquidity than the CLO investments in bonds and loans and accordingly, their fair value changes will not necessarily be correlated. During the three months ended March 31, 2012, the liabilities appreciated less than the investments, creating a net investment gain. The loss reported for the three months ended March 31, 2011 of $184.3 million was due primarily to the change in fair value of the assets and liabilities of the consolidated CLOs. For this period, the fair value of the consolidated CLOs’ liabilities appreciated more than the fair value of the consolidated CLOs’ assets.

Net Loss Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $864.9 million for the three months ended March 31, 2012 compared to a loss of $130.0 million for the three months ended March 31, 2011. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended March 31, 2012, the net income of our Consolidated Funds was approximately $861.8 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs. The net income from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $769.8 million and $109.3 million, respectively, for the three months ended March 31, 2012. The CLO investments in loans and bond appreciated in value greater than the CLO liabilities, thereby creating net income for this period. This compares to the net loss of our Consolidated Funds of $(131.5) million for the three months ended March 31, 2011. The first quarter 2011 loss was driven by the losses incurred on the CLO liabilities as the liabilities appreciated in value greater than the investments of the CLOs. The investment loss was reduced by interest income in excess of interest expense from the CLOs.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2012 and 2011. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, amortization of intangible assets and acquisition related expenses, treats compensation attributable to senior Carlyle professionals as compensation expense and adjusts for other nonrecurring or unusual items and corporate actions. See Note 13 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$225.4	$200.6
Portfolio advisory fees, net	8.0	12.3
Transaction fees, net	2.7	18.8

Total fund level fee revenues	236.1	231.7
Performance fees
Realized	281.8	401.7
Unrealized	349.7	459.2

Total performance fees	631.5	860.9
Investment income
Realized	2.1	29.8
Unrealized	21.2	23.2

Total investment income	23.3	53.0
Interest and other income	2.6	5.9

Total revenues	893.5	1,151.5

Segment Expenses
Direct compensation and benefits
Direct base compensation	101.2	98.8
Performance fee related
Realized	139.1	187.8
Unrealized	157.6	232.9

Total direct compensation and benefits	397.9	519.5
General, administrative, and other indirect compensation	93.7	82.1
Interest expense	9.8	16.5

Total expenses	501.4	618.1

Economic Net Income	$392.1	$533.4

Fee Related Earnings	$34.0	$40.2

Net Performance Fees	$334.8	$440.2

Investment Income	$23.3	$53.0

Distributable Earnings	$178.8	$283.9

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Income before provision for income taxes	$1,505.8	$772.3
Partner compensation(1)	(271.0)	(400.6)
Acquisition related charges and amortization of intangibles	24.1	14.6
Other non-operating (income) expenses	(4.1)	15.4
Non-controlling interests in consolidated entities	(864.9)	130.0
Severance and lease terminations	2.4	2.0
Other	(0.2)	(0.3)

Economic Net Income	$392.1	$533.4

Net performance fees (2)	334.8	440.2
Investment income(2)	23.3	53.0

Fee Related Earnings	$34.0	$40.2

Realized performance fees, net of related compensation(2)	142.7	213.9
Investment income — realized(2)	2.1	29.8

Distributable Earnings	$178.8	$283.9

(1)	– Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and carried interest allocated to them, which amounts were classified as distributions from equity in our financial statements.

(2)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments

	(Dollars in millions)
Performance fees
Realized	$280.6	$1.2	$281.8
Unrealized	360.2	(10.5)	349.7

Total performance fees	640.8	(9.3)	631.5
Performance fee related compensation expense
Realized	34.3	104.8	139.1
Unrealized	54.8	102.8	157.6

Total performance fee related compensation expense	89.1	207.6	296.7
Net performance fees
Realized	246.3	(103.6)	142.7
Unrealized	305.4	(113.3)	192.1

Total net performance fees	$551.7	$(216.9)	$334.8

Investment income (loss)
Realized	$(0.8)	$2.9	$2.1
Unrealized	22.3	(1.1)	21.2

Total investment income (loss)	$21.5	$1.8	$23.3

	Three Months Ended March 31, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments

	(Dollars in millions)
Performance fees
Realized	$402.4	$(0.7)	$401.7
Unrealized	472.3	(13.1)	459.2

Total performance fees	874.7	(13.8)	860.9
Performance fee related compensation expense
Realized	53.0	134.8	187.8
Unrealized	35.5	197.4	232.9

Total performance fee related compensation expense	88.5	332.2	420.7
Net performance fees
Realized	349.4	(135.5)	213.9
Unrealized	436.8	(210.5)	226.3

Total net performance fees	$786.2	$(346.0)	$440.2

Investment income (loss)
Realized	$33.1	$(3.3)	$29.8
Unrealized	8.3	14.9	23.2

Total investment income (loss)	$41.4	$11.6	$53.0

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$243.9	$374.8
Global Market Strategies	38.1	61.7
Real Assets	101.0	96.9
Fund of Funds Solutions	9.1	—

Economic Net Income	$392.1	$533.4

Distributable Earnings
Corporate Private Equity	$120.1	$220.3
Global Market Strategies	31.4	27.4
Real Assets	21.5	36.2
Fund of Funds Solutions	5.8	—

Distributable Earnings	$178.8	$283.9

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. We began reporting on our Fund of Funds Solutions segment in the quarter ending September 30, 2011. Our segment information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are greater than those presented on a consolidated GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated GAAP basis. Furthermore, expenses are lower than related amounts presented on a consolidated GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Finally, ENI includes a compensation charge for senior Carlyle professionals, which is reflected in both the base compensation expense and in performance fee related compensation. As such, compensation and benefits expense is greater in ENI than in our historical GAAP results where, prior to the initial public offering, all compensation earned by senior Carlyle professionals was accounted for as distributions from equity.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$123.9	$129.4
Portfolio advisory fees, net	7.0	11.8
Transaction fees, net	1.6	18.5

Total fund level fee revenues	132.5	159.7
Performance fees
Realized	223.0	326.9
Unrealized	241.3	367.4

Total performance fees	464.3	694.3
Investment income
Realized	0.8	27.1
Unrealized	14.5	2.0

Total investment income	15.3	29.1
Interest and other income	1.4	3.6

Total revenues	613.5	886.7

Segment Expenses
Direct compensation and benefits
Direct base compensation	55.3	64.1
Performance fee related
Realized	117.6	167.3
Unrealized	132.0	214.9

Total direct compensation and benefits	304.9	446.3
General, administrative, and other indirect compensation	58.8	55.1
Interest expense	5.9	10.5

Total expenses	369.6	511.9

Economic Net Income	$243.9	$374.8

Fee Related Earnings	$13.9	$33.6

Net Performance Fees	$214.7	$312.1

Investment Income	$15.3	$29.1

Distributable Earnings	$120.1	$220.3

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Total fee revenues were $132.5 million for the three months ended March 31, 2012, representing a decrease of $27.2 million, or 17%, from the three months ended March 31, 2011. This decrease reflects a $16.9 million decrease in net transaction fees, a decrease in net portfolio advisory fees of $4.8 million and a decrease in fund management fees of $5.5 million. The decrease in net transaction fees resulted from several significant transaction fees that were generated by our buyout funds in 2011, whereas no significant transaction fees have been generated in 2012. Despite an increase in our weighted-average management fee rate from 1.29% at March 31, 2011 to 1.31% at March 31, 2012, a decrease of approximately $1 billion of fee-earning AUM resulted in a decrease in fund management fees. This is due largely to distributions from several buyout funds outside of their investment period.

Interest and other income was $1.4 million for the three months ended March 31, 2012, a decrease from $3.6 million for the three months ended March 31, 2011.

Total compensation and benefits was $304.9 million and $446.3 million for the three months ended March 31, 2012 and 2011, respectively. Performance fee related compensation expense was $249.6 million and $382.2 million, or 54% and 55% of performance fees, for the three months ended March 31, 2012 and 2011, respectively.

Direct base compensation expense decreased $8.8 million for the three months ended March 31, 2012, or 14% less than the three months ended March 31, 2011, primarily reflecting adjustments to reflect lower expected annual bonuses.

General, administrative and other indirect compensation increased $3.7 million for the three months ended March 31, 2012 as compared to 2011. The expense increase primarily reflected allocated overhead costs related to our continued investment in infrastructure and back office support.

Interest expense decreased $4.6 million, or 44%, for the three months ended March 31, 2012 as compared to 2011. This decrease was primarily the result of us using borrowings on the revolving credit facility of our existing senior secured credit facility to redeem $250 million aggregate principal amount of the subordinated notes payable to Mubadala in October 2011 and the remaining $250 million aggregate principal amount in March 2012. As of March 31, 2012, the subordinated notes payable to Mubadala were fully redeemed.

Economic Net Income. ENI was $243.9 million for the three months ended March 31, 2012, reflecting a 35% decrease as compared to ENI of $374.8 million for the three months ended March 31, 2011. The decrease in ENI in the first quarter of 2012 was driven by a $97.4 million decrease in net performance fees as compared to 2011 and decreases in fee revenues which resulted in a $19.7 million decrease in fee related earnings.

Fee Related Earnings. Fee related earnings were $13.9 million for the three months ended March 31, 2012, as compared to $33.6 million for the three months ended March 31, 2011, representing a decrease of $19.7 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $27.2 million, offset by reductions in direct base compensation and interest expense.

Performance Fees. Performance fees decreased $230.0 million for the three months ended March 31, 2012 as compared to 2011. Performance fees of $464.3 million and $694.3 million are inclusive of performance fees reversed of approximately $1.8 million and $39.4 during the three months ended March 31, 2012 and 2011, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Buyout funds	$453.8	$686.9
Growth Capital funds	10.5	7.4

Performance fees	$464.3	$694.3

The $464.3 million in performance fees for the three months ended March 31, 2012 was primarily driven by performance fees for CP IV of $270.5 million, CAP II of $75.4 million and CP V of $51.6 million. The total 2012 and 2011 appreciation in the remaining value of assets for funds in this segment was approximately 8% and 10%, respectively. Approximately 83% and 24%, respectively, of the remaining fair value of the investment portfolios of CP IV and CP V is held in publicly traded companies. Accordingly, this portion of the portfolio will move in valuation in accordance with changes in public market prices for the equity of these companies. Comparatively, the $694.3 million of performance fees for the three months ended March 31, 2011 was primarily driven by increases in net asset values of CP V and CP IV, representing performance fees of $335.2 million and

$265.4 million, respectively. During the three months ended March 31, 2011, CP V entered into a “carry position,” resulting in a cumulative catch-up of performance fees earned as of that date. For the three months ended March 31, 2012, CP V remains in a carry position but at a normalized rate.

During the three months ended March 31, 2012, net performance fees were $214.7 million or 46% of performance fees and $97.4 million less than the net performance fees in the first quarter of 2011.

Investment Income. Investment income for the three months ended March 31, 2012 was $15.3 million compared to $29.1 million in the first quarter of 2011. During the three months ended March 31, 2012, realized investment income was $0.8 million as compared to $27.1 million for the first quarter in 2011. The decrease in investment income relates primarily to a lower level of appreciation of investments in the funds for the three months ended March 31, 2012 as compared to 2011.

Distributable Earnings. Distributable earnings decreased $100.2 million for the three months ended March 31, 2012 to $120.1 million from $220.3 million for the same period in 2011. This primarily reflects a reduction of realized net performance fees of $54.2 million for the three months ended March 31, 2012 as compared to 2011, as well as decreases in realized investment income of $26.3 million and fee related earnings of $19.7 million for the three months ended March 31, 2012 as compared to 2011.

Fee-earning AUM as of and for the Three Months Ended March 31, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out fee-earning AUM by its respective components at each period.

	As of March 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$28,633	$29,080
Fee-earning AUM based on invested capital	8,954	9,853
Fee-earning AUM based on lower of cost or fair value and other (2)	246	229

Total Fee-earning AUM	$37,833	$39,162

Weighted Average Management Fee Rates (3)
All Funds	1.31%	1.29%
Funds in Investment Period	1.37%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, please see “__ Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,996	$38,880
Inflows, including Commitments (1)	137	390
Outflows, including Distributions (2)	(454)	(655)
Foreign exchange (3)	154	547

Balance, End of Period	$37,833	$39,162

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $37.8 billion at March 31, 2012, a decrease of $0.2 billion, or less than 1%, compared to $38.0 billion at December 31, 2011. Inflows of $0.1 billion were primarily related to limited partner commitments raised by our equity opportunities fund (CEOF) and equity invested by various funds outside of their investment period. Outflows of $0.5 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earnings AUM was $39.2 billion at March 31, 2011, an increase of $0.3 billion, or less than 1%, compared to $38.9 billion at December 31, 2010. Inflows of $0.4 billion were primarily related to limited partner commitments raised by our South America buyout fund (CSABF I) and our first Renminbi denominated buyout fund (CBPF), as well as investments made by funds outside of their investment period. Outflows of $0.7 billion were principally a result of distributions from several of the funds outside of their investment period. Additionally, foreign exchange gains of $0.5 billion resulted from the increased strength of the U.S. Dollar against the Euro for the period.

Total AUM as of and for the Three Months Ended March 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
		(Dollars in millions)
Corporate Private Equity
Balance, As of December 31, 2011	$13,328	$37,737	$51,065
Commitments raised, net (1)	314	—	314
Capital Called, net (2)	(645)	519	(126)
Distributions, net (3)	315	(1,528)	(1,213)
Market Appreciation/(Depreciation) (4)	—	3,024	3,024
Foreign exchange (5)	50	150	200

Balance, As of March 31, 2012	$13,362	$39,902	$53,264

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses.
(3)	Represents distributions from our carry funds, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $53.3 billion at March 31, 2012, an increase of $2.2 billion, or approximately 4%, compared to $51.1 billion at December 31, 2011. This increase was primarily driven by $3.0 billion of market appreciation across our portfolio, which experienced an 8% increase in value over the period due to a 9% increase across our buyout funds and a 5% increase across our growth capital funds. The 9% increase in out buyout funds was primarily driven by appreciation in CP IV, CP V and CEP III. This increase was partially offset by distributions of $1.5 billion, of which approximately $0.3 billion was recycled back into available capital. Additionally, we raised new commitments of $0.3 billion for CEOF, CGFSP II and various U.S., Europe, and Asia buyout co-investment vehicles.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS			REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of March 31, 2012			as of March 31, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)
			(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,074.6	3.0x	$1,362.4	$4,074.6	3.0x
CP III	2/2000	$3,912.7	$4,031.7	$10,067.4	2.5x	$3,851.7	$9,923.0	2.6x
CP IV	12/2004	$7,850.0	$7,612.6	$15,449.0	2.0x	$3,569.1	$9,481.3	2.7x
CEP I	12/1997	€1,003.6	€972.0	€2,119.5	2.2x	€972.0	€2,119.5	2.2x
CEP II	9/2003	€1,805.4	€2,045.4	€3,692.8	1.8x	€1,016.5	€2,746.2	2.7x
CAP I	12/1998	$750.0	$627.7	$2,428.5	3.9x	$627.7	$2,428.5	3.9x
CAP II	2/2006	$1,810.0	$1,611.3	$2,608.0	1.6x	$390.1	$1,297.3	3.3x
CJP I	10/2001	¥50,000.0	¥47,291.4	¥120,785.1	2.6x	¥30,009.4	¥104,486.3	3.5x
All Other Funds (7)	Various		$2,869.4	$4,240.0	1.5x	$2,002.6	$3,337.0	1.7x
Coinvestments and Other (8)	Various		$6,724.8	$16,254.3	2.4x	$4,190.2	$13,015.4	3.1x

Total Fully Invested Funds			$29,435.7	$64,334.1	2.2x	$19,008.6	$51,309.9	2.7x

Funds in the Investment Period (6)
CP V	5/2007	$13,719.7	$9,219.6	$12,821.8	1.4x
CEP III	12/2006	€5,294.9	€4,042.5	€4,563.5	1.1x
CAP III	5/2008	$2,551.6	$1,534.2	$1,615.9	1.1x
CJP II	7/2006	¥165,600.0	¥119,539.7	¥123,662.7	1.0x
CGFSP I	9/2008	$1,100.2	$785.5	$1,053.5	1.3x
CAGP IV	6/2008	$1,041.4	$398.1	$477.6	1.2x
All Other Funds (9)	Various		$1,464.8	$1,910.7	1.3x
Total Funds in the Investment Period			$20,239.3	$25,461.3	1.3x
TOTAL CORPORATE PRIVATE EQUITY (10)			$49,675.0	$89,795.4	1.8x	$21,763.5	$55,880.8	2.6x

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC in instances when the MOIC in respect of such investments are less than the aggregate MOIC. Our measurements of Realized/Partially Realized MOIC may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CEVP, CETP I, CAVP I, CAVP II, CAGP III and Mexico.
(8)	Includes co-investments and certain other stand-alone investments arranged by us.
(9)	Aggregate includes the following funds: MENA I , CSABF I , CUSGF III, CETP II, CBPF, and CEOF
(10)	For purposes of aggregation, funds that report in foreign currency have been converted to USD at the spot rate as of the end of the reporting period.

	Inception to March 31, 2012
	Fund Inception Date (1)	Committed Capital As of March 31, 2012	Gross IRR(2)	Net IRR(3)	Realized/Partially Realized Gross IRR (4)
		(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds (5)
CP II	10/1994	$1,331.1	34%	25%	34%
CP III	2/2000	$3,912.7	27%	21%	27%
CP IV	12/2004	$7,850.0	16%	13%	25%
CEP I	12/1997	€1,003.6	18%	11%	18%
CEP II	9/2003	€1,805.4	39%	22%	72%
CAP I	12/1998	$750.0	25%	18%	25%
CAP II	2/2006	$1,810.0	12%	8%	33%
CJP I	10/2001	¥50,000.0	61%	37%	72%
All Other Funds (6)	Various		18%	7%	22%
Coinvestments and Other (7)	Various		36%	33%	36%

Total Fully Invested Funds			28%	21%	31%

Funds in the Investment Period(5)
CP V	5/2007	$13,719.7	15%	10%
CEP III	12/2006	€5,294.9	5%	2%
CAP III	5/2008	$2,551.6	3%	(4%)
CJP II	7/2006	¥165,600.0	1%	(4%)
CGFSP I	9/2008	$1,100.2	19%	10%
CAGP IV	6/2008	$1,041.4	13%	(1%)
All Other Funds (8)	Various		12%	4%

Total Funds in the Investment Period			11%	5%

TOTAL CORPORATE PRIVATE EQUITY (9)			27%	19%	31%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Gross Internal Rate of Return (“IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(3)	Net Internal Rate of Return (“IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(4)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized Gross IRR in instances when the Gross IRR in respect of such investments are less than the aggregate Gross IRR. Our measurements of Realized/Partially Realized Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(5)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(6)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CEVP, CETP I, CAVP I, CAVP II, CAGP III and Mexico.
(7)	Includes co-investments arranged by us that were made by limited partners in investments of our carry funds.
(8)	Aggregate includes the following funds: MENA I , CUSGF III, CETP II, CSABF I, CBPF, and CEOF.
(9)	For purposes of aggregation, funds that report in foreign currency have been converted to USD at the spot rate as of the end of the reporting period.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road and ESG, which we acquired on December 31, 2011 and July 1, 2011, respectively. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$48.6	$33.8
Portfolio advisory fees, net	0.7	0.5
Transaction fees, net	—	—

Total fund level fee revenues	49.3	34.3
Performance fees
Realized	32.4	34.8
Unrealized	12.7	31.0

Total performance fees	45.1	65.8
Investment income
Realized	1.3	2.9
Unrealized	3.7	16.8

Total investment income	5.0	19.7
Interest and other income	0.6	1.7

Total revenues	100.0	121.5
Segment Expenses
Direct compensation and benefits
Direct base compensation	19.7	15.6
Performance fee related
Realized	17.8	19.4
Unrealized	9.7	13.5

Total direct compensation and benefits	47.2	48.5
General, administrative, and other indirect compensation	13.0	8.4
Interest expense	1.7	2.9

Total expenses	61.9	59.8

Economic Net Income	$38.1	$61.7

Fee Related Earnings	$15.5	$9.1

Net Performance Fees	$17.6	$32.9

Investment Income	$5.0	$19.7

Distributable Earnings	$31.4	$27.4

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Total fee revenues were $49.3 million for the three months ended March 31, 2012, an increase of $15.0 million from 2011. The increase was due primarily to the acquisition of ESG on July 1, 2011, increases in management fees from the Claren Road hedge funds due to greater AUM in those funds, and management fees from the CLOs we acquired in 2011 and 2012. The weighted-average management fee rate on our hedge funds decreased from 1.89% to 1.88% during the quarter while our weighted-average fee rate on our carry funds increased from 1.40% to 1.43% during the quarter due to increased commitments in our distressed and corporate opportunities fund (CSP III) that is currently in the investment period and large distributions from our fully invested funds where the basis is dependent upon invested equity.

Interest and other income was $0.6 million for the three months ended March 31, 2012 as compared to $1.7 million for the same period in 2011.

Total compensation and benefits was $47.2 million and $48.5 million for the three months ended March 31, 2012 and 2011, respectively. Performance fee related compensation expense was $27.5 million and $32.9 million, or 61% and 50% of performance fees, for the three months ended March 31, 2012 and 2011, respectively. The increase in the percentage is due primarily to performance fees generated by the hedge funds for the three months ended March 31, 2011. Since we include only our 55% economic interest in Claren Road and ESG in our segment results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. The performance fees generated by the hedge funds for the three months ended March 31, 2012 were less than the performance fees generated by the hedge funds for the three months ended March 31, 2011, resulting in a larger percentage of performance fee compensation expense to performance fees for the three months ended March 31, 2012 as compared to 2011.

Direct base compensation increased $4.1 million for the three months ended March 31, 2012 as compared to 2011, which primarily relates to the acquisition of ESG and the hiring of other professionals in the Global Market Strategies business.

General, administrative and other indirect expenses increased $4.6 million to $13.0 million for the three months ended March 31, 2012 as compared to 2011, also reflecting the acquisition of ESG as well as increased allocated overhead costs related to our continued investment in infrastructure and back office support.

Interest expense decreased $1.2 million, or 41%, for the three months ended March 31, 2012 as compared to 2011. This decrease was primarily the result of us using borrowings on the revolving credit facility of our existing senior secured credit facility to redeem $250 million aggregate principal amount of the subordinated notes payable to Mubadala in October 2011 and the remaining $250 million aggregate principal amount in March 2012. As of March 31, 2012, the subordinated notes payable to Mubadala were fully redeemed. The decrease in interest expense was also due to decreases from 2011 to 2012 in the outstanding balance of loans incurred in connection with the acquisition of Claren Road.

Economic Net Income. ENI was $38.1 million for the three months ended March 31, 2012, a decrease of $23.6 million from $61.7 million for the three months ended March 31, 2011. The decrease in ENI for the three months ended March 31, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $15.3 million and a decrease in investment income of $14.7 million, offset by an increase in fee related earnings of $6.4 million.

Fee Related Earnings. Fee related earnings increased $6.4 million to $15.5 million for the three months ended March 31, 2012 as compared to 2011. The increase was primarily due to increases in fee revenues of $15.0 million, offset by increases in direct base compensation of $4.1 million and general, administrative and other indirect compensation of $4.6 million.

Performance Fees. Performance fees of $45.1 million and $65.8 million for the three months ended March 31, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $0.3 million and $0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Carry funds	$38.2	$41.4
Hedge funds	6.2	18.7
Structured credit funds	0.7	5.7

Performance fees	$45.1	$65.8

Performance fees for the three months ended March 31, 2012 and 2011 were generated primarily by the distressed debt funds, including $36.1 million and $37.2 million of performance fees, respectively, from CSP II.

Net performance fees decreased $15.3 million to $17.6 million for the three months ended March 31, 2012 as compared to $32.9 million for the same period in 2011.

Investment Income. Investment income was $5.0 million for the three months ended March 31, 2012 as compared to $19.7 million for the same period in 2011. The decrease in investment income reflects lesser appreciation in value of our investments in certain CLOs for the three months ended March 31, 2012 as compared to 2011.

Distributable Earnings. Distributable earnings increased $4.0 million to $31.4 million for the three months ended March 31, 2012 from $27.4 million for the three months ended March 31, 2011. The increase related primarily to increases in fee related earnings of $6.4 million for the three months ended March 31, 2012 as compared to 2011.

Fee-earning AUM as of and for the Three Months Ended March 31, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2012	2011
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,037	$1,974
Fee-earning AUM based on invested capital	1,205	306
Fee-earning AUM based on collateral balances, at par	15,629	11,304
Fee-earning AUM based on net asset value	8,421	5,022
Fee-earning AUM based on other (2)	511	511

Total Fee-earning AUM	$26,803	$19,117

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.79%	1.89%

(1)	For additional information concerning the components of Fee-earning AUM, please see “— Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below breaks out Fee-earning AUM by its respective components at each period.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$23,186	$18,959
Acquisitions	2,866	—
Inflows, including Commitments (1)	193	—
Outflows, including Distributions (2)	(331)	(48)
Subscriptions, net of Redemptions (3)	717	126
Changes in CLO collateral balances	234	(317)
Market Appreciation/(Depreciation) (4)	(154)	153
Foreign exchange and other (5)	92	244

Balance, End of Period	$26,803	$19,117

(1)	Inflows represent limited partner capital raised by our carry funds and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $26.8 billion at March 31, 2012, an increase of $3.6 billion, or over 15%, compared to $23.2 billion at December 31, 2011. This increase was primarily a result of the $2.9 billion acquisition of four CLO management contracts from Highland Capital Management, L.P. (for further discussion of this acquisition, please refer to “— Recent Transactions”). Outflows of $0.3 billion were primarily driven by distributions from our fully invested funds. Distributions from carry funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Additionally, we had subscriptions, net of redemptions, of $0.7 billion in our hedge funds. The aggregate par value of our CLO collateral balances increased $0.2 billion due to the launch of a $0.5 billion new-issue CLO. Market depreciation of $0.2 billion was primarily due to decreases in the value of our hedge funds, which charge fees based on net asset value.

Fee-earning AUM was $19.1 billion at March 31, 2011, an increase of $0.1 billion, or less than 1%, compared to $19.0 billion at December 31, 2010. The increase was driven by $0.1 billion of subscriptions, net of redemptions and $0.1 billion of market appreciation in our hedge funds, and $0.2 billion of foreign exchange gain on our European CLO funds. This was offset by decreased aggregate par value of the our CLO collateral balances of approximately $0.3 billion.

Total AUM as of and for the Three Months Ended March 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available	Fair Value of
	Capital	Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, As of December 31, 2011	$1,079	$23,434	$24,513

Acquisitions	—	2,903	2,903
Commitments (1)	112	—	112
Capital Called, net (2)	(76)	65	(11)
Distributions (3)	1	(367)	(366)
Subscriptions, net of Redemptions (4)	—	710	710
Changes in CLO collateral balances	—	244	244
Market Appreciation/(Depreciation) (5)	—	90	90
Foreign exchange (6)	—	97	97

Balance, As of March 31, 2012 (7)	$1,116	$27,176	$28,292

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses.
(3)	Represents distributions from our carry funds, net of amounts recycled.
(4)	Represents subscriptions, net of redemptions to our hedge funds and open-end structured credit funds.
(5)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-USD funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(7)	Ending balance is comprised of approximately $16.4 billion from our structured credit funds (including $0.1 billion of Available Capital), $8.8 billion in our hedge funds, and $3.0 billion (including $1.0 billion of Available Capital) in our carry funds.

Total AUM was $28.3 billion at March 31, 2012, an increase of $3.8 billion, or approximately 15%, compared to $24.5 billion at December 31, 2011. This increase was driven by (a) the $2.9 billion acquisition of four CLO management contracts from Highland Capital Management, L.P. (for further discussion of this acquisition, please refer to “— Recent Transactions”), (b) an increase of $0.2 billion in the par value of our CLO collateral balances due to the launch of a $0.5 billion new-issue CLO, and (c) subscriptions, net of redemptions, to our hedge funds of $0.7 billion. These increases were partially offset by distributions of $0.4 billion from our carry funds.

Fund Performance Metrics

Fund performance information for certain of our Global Market Strategies funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of certain funds in our Global Market Strategies business. These tables separately present funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

		as of March 31, 2012			Inception to March 31, 2012 (1)
	Fund Inception	Cumulative Invested
	Date	Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (5)	Net IRR (6)
Reported in Local Currency, in Millions
CSP II	6/2007	$1,352.3	$2,140.9	1.6x	18%	12%

(1)	The data presented herin that provides “Inception to March 31, 2012” performance results for CSP II related to the period following the formation of the fund in June 2007.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested.
(5)	Gross Internal Rate of Return (“IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.4 billion and $1.3 billion, respectively, as of March 31, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
Claren Road Master Fund	7%	12%	11%	10%
Claren Road Opportunities Fund	13%	19%	n/a	16%
Barclays Aggregate Bond Index	8%	7%	7%	6%
Volatility(4)
Claren Road Master Fund Standard Deviation (Annualized)	3%	5%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	8%	n/a	8%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	3%	4%	3%
Sharpe Ratio (1M LIBOR)(5)
Claren Road Master Fund	1.97	2.41	2.17	2.01
Claren Road Opportunities Fund	2.52	2.29	n/a	1.88
Barclays Aggregate Bond Index	3.23	2.30	1.33	1.09

(1)	Net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2011.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through March 31, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$36.6	$37.4
Portfolio advisory fees, net	0.3	—
Transaction fees, net	1.1	0.3

Total fund level fee revenues	38.0	37.7
Performance fees
Realized	23.2	40.0
Unrealized	82.4	60.8

Total performance fees	105.6	100.8
Investment income
Realized	—	(0.2)
Unrealized	3.0	4.4

Total investment income	3.0	4.2
Interest and other income	0.4	0.6

Total revenues	147.0	143.3

Segment Expenses
Direct compensation and benefits
Direct base compensation	18.2	19.1
Performance fee related
Realized	0.9	1.1
Unrealized	5.9	4.5

Total direct compensation and benefits	25.0	24.7
General, administrative, and other indirect compensation	19.1	18.6
Interest expense	1.9	3.1

Total expenses	46.0	46.4

Economic Net Income	$101.0	$96.9

Fee Related Earnings	$(0.8)	$(2.5)

Net Performance Fees	$98.8	$95.2

Investment Income	$3.0	$4.2

Distributable Earnings	$21.5	$36.2

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Total fee revenues were $38.0 million for the three months ended March 31, 2012, an increase of $0.3 million from March 31, 2011. The increase in total fee revenues reflects an increase in transaction fees and portfolio advisory fees of $1.1 million, offset by a decrease in fund management fees of $0.8 million. The decrease in management fees reflects decreases from management fees resulting from the change in basis of our latest Europe real estate fund (CEREP III) from commitments to invested capital during 2011, partially offset by increases in management fees from capital raised for our sixth U.S. real estate fund (CRP VI). However, the lower effective rate on this fund resulted in a decrease in our weighted-average management fee rate to 1.22% at March 31, 2012 from 1.26% at March 31, 2011.

Interest and other income was $0.4 million for the three months ended March 31, 2012, a decrease from $0.6 million for the same period in 2011.

Total compensation and benefits was $25.0 million and $24.7 million for the three months ended March 31, 2012 and 2011, respectively. Performance fee related compensation expense was $6.8 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively. Performance fees earned from the Riverstone funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct base compensation was $18.2 million for the three months ended March 31, 2012 as compared to $19.1 million for the same period in 2011, primarily reflecting adjustments to reflect lower expected annual bonuses.

General, administrative and other indirect compensation increased $0.5 million to $19.1 million for the three months ended March 31, 2012 as compared to 2011. The expense increase primarily reflects allocated overhead costs related to our continued investment in infrastructure and back office support.

Interest expense decreased $1.2 million, or 39%, for the three months ended March 31, 2012 as compared to 2011. This decrease was primarily the result of us using borrowings on the revolving credit facility of our existing senior secured credit facility to redeem $250 million aggregate principal amount of the subordinated notes payable to Mubadala in October 2011 and the remaining $250 million aggregate principal amount in March 2012. As of March 31, 2012, the subordinated notes payable to Mubadala were fully redeemed.

Economic Net Income. ENI was $101.0 million for the three months ended March 31, 2012, an increase of $4.1 million from $96.9 million for the same period in 2011. The improvement in ENI for the three months ended March 31, 2012 as compared to 2011 was primarily driven by an increase in net performance fees of $3.6 million and an increase in fee related earnings of $1.7 million.

Fee Related Earnings. Fee related earnings increased $1.7 million for the three months ended March 31, 2012 as compared to 2011 to $(0.8) million. The increase in fee related earnings is primarily attributable to a decrease in direct base compensation and interest expense, offset by an increase in general, administrative and other indirect compensation.

Performance Fees. Performance fees of $105.6 million and $100.8 million for the three months ended March 31, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $6.4 million and $3.1 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Energy funds	$96.5	$94.2
Real Estate funds	9.1	6.6

Performance fees	$105.6	$100.8

Performance fees for the three months ended March 31, 2012 and 2011 were primarily driven by performance fees related to one of our energy funds (Energy III) (including co-investments) of $51.5 million and $65.3 million, respectively, and our latest energy fund (Energy IV) of $13.3 million and $19.1 million, respectively. Investments in our Real Assets portfolio increased 11% during the three months ended March 31, 2012, with energy investments appreciating 14% and real estate investments appreciating 5%. This compares to a 10% increase during the three months ended March 31, 2011, with energy investments appreciating 13% and real estate investments appreciating 4%.

Net performance fees for the three months ended March 31, 2012 were $98.8 million, representing an improvement of $3.6 million over $95.2 million in net performance fees for the three months ended March 31, 2011.

Investment Income. Investment income was $3.0 million for the three months ended March 31, 2012 compared to $4.2 million for the same period in 2011.

Distributable Earnings. Distributable earnings decreased $14.7 million to $21.5 million for the three months ended March 31, 2012 from $36.2 million for the same period in 2011. The decrease was primarily due to a $16.6 million decrease in realized net performance fees offset by an increase in fee related earnings of $1.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Fee-earning AUM as of and for the Three Months Ended March 31, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out fee-earning AUM by its respective components at each period.

	As of March 31,
	2012	2011
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,994	$14,998
Fee-earning AUM based on invested capital (2)	9,854	8,290

Total Fee-earning AUM (3)	$22,848	$23,288

Weighted Average Management Fee Rates (4)
All Funds	1.22%	1.26%
Funds in Investment Period	1.26%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, please see “— Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Carlyle/Riverstone Global Energy and Power, L.P., Carlyle/Riverstone Global Energy and Power II, L.P. Carlyle/Riverstone Global Energy and Power III, L.P., Riverstone/Carlyle Global Energy and Power IV, L.P., Carlyle/Riverstone Renewable Energy Infrastructure, L.P. and Riverstone/Carlyle Renewable Energy Infrastructure II, L.P. (collectively, the “Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Energy Funds. With the exception of Riverstone/Carlyle Global Energy and Power IV, L.P. and Riverstone/Carlyle Renewable Energy Infrastructure II, L.P., where Carlyle has a minority representation on the funds’ management committees, management of each of the Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of March 31, 2012, the Energy Funds had, in the aggregate, approximately $18 billion in AUM and $12 billion in fee-earning AUM.
(4)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$22,172	$22,937
Inflows, including Commitments (1)	837	714
Outflows, including Distributions (2)	(265)	(580)
Foreign exchange (3)	104	217

Balance, End of Period	$22,848	$23,288

(1)	Inflows represent capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $22.8 billion at March 31, 2012, an increase of $0.6 billion, or nearly 3%, compared to $22.2 billion at December 31, 2011. Inflows of $0.8 billion were primarily related to investment activity in our latest Europe real estate fund (CEREP III) and related co-investments, one of our U.S. real estate funds (CRP V), and our realty credit fund (CRCP I). Outflows of $0.3 billion were principally a result of distributions from our fully invested energy funds and U.S. and Europe real estate funds and related co-investments. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $23.3 billion at March 31, 2011, a decrease of $0.4 billion, or approximately 2%, compared to $22.9 billion at December 31, 2010. Inflows of $0.7 billion were primarily related to limited partner commitments raised by our latest U.S. real estate fund (CRP VI) and investment activity in our fully invested U.S. real estate and energy funds. Outflows of $0.6 billion were a result of distributions primarily from our fully invested energy and U.S. real estate funds.

Total AUM as of and for the Three Months Ended March 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available	Fair Value of
	Capital	Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, As of December 31, 2011	$8,278	$22,394	$30,672
Commitments raised, net (1)	54	—	54
Capital Called, net (2)	(889)	988	99
Distributions, net (3)	292	(1,172)	(880)
Market Appreciation/(Depreciation) (4)	—	2,159	2,159
Foreign exchange (5)	35	103	138

Balance, As of March 31, 2012	$7,770	$24,472	$32,242

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses.
(3)	Represents distributions from our carry funds, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-USD funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $32.2 billion at March 31, 2012, an increase of $1.5 billion, or approximately 5%, compared to $30.7 billion at December 31, 2011. This increase was driven by $2.2 billion of market appreciation across our portfolio. This appreciation was the result of an 11% increase in values across the segment, comprised of a 5% increase in values in our real estate funds and a 14% increase in values in our energy funds, primarily driven by appreciation in the CRP V and Energy III portfolios. The increase was offset by distributions of $1.2 billion, of which approximately $0.3 billion was recycled back into available capital.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2012, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

						REALIZED/PARTIALLY REALIZED
			TOTAL INVESTMENTS			INVESTMENTS (5)
			as of March 31, 2012			as of March 31, 2012
	Fund Inception	Committed	Cumulative Invested	Total Fair Value		Cumulative Invested	Total Fair Value
	Date (1)	Capital	Capital (2)	(3)	MOIC (6)	Capital (2)	(3)	MOIC (4)
	Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,313.7	2.5x	$481.4	$1,275.3	2.6x
CRP IV	12/2004	$950.0	$1,186.1	$1,066.5	0.9x	$360.7	$506.3	1.4x
CRP V	11/2006	$3,000.0	$3,051.0	$3,737.9	1.2x	$1,374.0	$1,717.5	1.3x
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4x	€441.2	€693.6	1.6x
CEREP II	4/2005	€762.7	€826.9	€391.0	0.5x	€303.1	€150.5	0.5x
Energy II	7/2002	$1,100.0	$1,311.9	$3,785.9	2.9x	$827.4	$3,472.8	4.2x
Energy III	10/2005	$3,800.0	$3,462.6	$7,000.4	2.0x	$1,493.9	$4,533.7	3.0x
All Other Funds (7)	Various		$1,723.9	$1,762.0	1.0x	$995.1	$1,435.0	1.4x
Coinvestments and Other (8)	Various		$3,847.3	$6,695.7	1.7x	$1,428.7	$3,814.6	2.7x

Total Fully Invested Funds			$16,897.5	$26,872.3	1.6x	$7,953.7	$17,880.9	2.2x

Funds in the Investment Period (6)
CRP VI	9/2010	$2,340.0	$416.2	$425.4	1.0x
CIP	9/2006	$1,143.7	$722.5	$799.7	1.1x
CEREP III	5/2007	€2,229.5	€1,344.9	€1,551.0	1.2x
Energy IV	12/2007	$5,979.1	$4,631.1	$7,693.1	1.7x
Renew II	3/2008	$3,417.5	$2,261.4	$3,159.9	1.4x
All Other Funds (9)	Various		$2,261.4	$3,159.9	1.4x

Total Funds in the Investment Period			$10,267.4	$14,558.2	1.4x

TOTAL REAL ASSETS (10)			$27,164.9	$41,430.5	1.5x	$9,234.0	$19,992.7	2.2x

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC in instances when the MOIC in respect of such investments are less than the aggregate MOIC. Our measurements of Realized/Partially Realized MOIC may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, ENERGY I and RENEW I.
(8)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(9)	Aggregate includes the following funds: CAREP II and CRCP I.
(10)	For purposes of aggregation, funds that report in foreign currency have been converted to USD at the spot rate as of the end of the reporting period.

			Inception to March 31, 2012
	Fund Inception Date(1)	Committed Capital As of March 31, 2012	Gross IRR(2)	Net IRR(3)	Realized/Partially Realized Gross IRR (4)
		(Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds (5)
CRP III	11/2000	$564.1	44%	30%	48%
CRP IV	12/2004	$950.0	(4%)	(8%)	20%
CRP V	11/2006	$3,000.0	8%	4%	10%
CEREP I	3/2002	€426.6	14%	7%	19%
CEREP II	4/2005	€762.7	(19%)	(19%)	(17%)
Energy II	7/2002	$1,100.0	83%	56%	109%
Energy III	10/2005	$3,800.0	17%	14%	32%
All Other Funds (6)	Various		2%	(6%)	16%
Coinvestments and Other (7)	Various		22%	18%	32%

Total Fully Invested Funds			18%	12%	31%

Funds in the Investment Period(4)
CRP VI (8)	9/2010	$2,340.0	6%	(15%)
CIP	9/2006	$1,143.7	5%	(2%)
CEREP III	5/2007	€2,229.5	6%	0%
Energy IV	12/2007	$5,979.1	26%	20%
Renew II	3/2008	$3,417.5	18%	10%
All Other Funds (9)	Various		(4%)	(10%)

Total Funds in the Investment Period			17%	11%

TOTAL REAL ASSETS (10)			18%	12%	31%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment, or first fund was formed in 1997.
(2)	Gross Internal Rate of Return (“IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(3)	Net Internal Rate of Return (“IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(4)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized Gross IRR in instances when the Gross IRR in respect of such investments are less than the aggregate Gross IRR. Our measurements of Realized/Partially Realized Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(5)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(6)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, ENERGY I and RENEW I.
(7)	Includes co-investments, prefund investments, and certain other stand-alone investments arranged by us.
(8)	Gross IRR and Net IRR for CRP VI are not meaningful as the investment period commenced in September 2010.
(9)	Aggregate includes the following funds: CAREP II and CRCP I.
(10)	For purposes of aggregation, funds that report in foreign currency have been converted to USD at the spot rate as of the end of the reporting period.

Fund of Funds Solutions

We established our Fund of Funds Solutions segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in, and began to consolidate, AlpInvest. Our segment results reflect only our 60% interest in AlpInvest’s operations whereas our combined and consolidated financial statements reflect 100% of AlpInvest’s operations and a non-controlling interest of 40%. The following table presents our results of operations for our Fund of Funds Solutions segment:

Three Months Ended March 31, 2012
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$16.3
Portfolio advisory fees, net	—
Transaction fees, net	—

Total fund level fee revenues	16.3
Performance fees
Realized	3.2
Unrealized	13.3

Total performance fees	16.5
Investment income
Realized	—
Unrealized	—
Total investment income	—

Interest and other income	0.2

Total revenues	33.0

Segment Expenses
Direct compensation and benefits
Direct base compensation	8.0
Performance fee related
Realized	2.8
Unrealized	10.0

Total direct compensation and benefits	20.8
General, administrative, and other indirect compensation	2.8
Interest expense	0.3

Total expenses	23.9

Economic Net Income	$9.1

Fee Related Earnings	$5.4

Net Performance Fees	$3.7

Investment Income	$—

Distributable Earnings	$5.8

Three Months Ended March 31, 2012

Total fee revenues were $16.3 million for the three months ended March 31, 2012. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the first two to five three months of the investment period and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter.

Total compensation and benefits were $20.8 million for the three months ended March 31, 2012. Performance fee related compensation expense was $12.8 million, or 78% of performance fees, for the three months ended March 31, 2012. General, administrative and other indirect compensation was $2.8 million for the three months ended March 31, 2012. Such expenses are comprised primarily of professional fees and rent.

Economic Net Income. ENI was $9.1 million for the three months ended March 31, 2012. The ENI for the period was driven primarily by $3.7 million in net performance fees and $5.4 million in fee related earnings.

Fee Related Earnings. Fee related earnings were $5.4 million for the three months ended March 31, 2012. Fee related earnings were driven primarily by $16.3 million in fund management fees during the period, offset by $8.0 million in direct base compensation and $2.8 million in general, administrative and other indirect compensation.

Performance Fees. Performance fees were $16.5 million for the three months ended March 31, 2012. Under our arrangements with the historical owners and management team of AlpInvest, such persons are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that existed as of March 31, 2011, 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties). Net performance fees were $3.7 million for the three months ended March 31, 2012.

Distributable Earnings. Distributable earnings were $5.8 million for the three months ended March 31, 2012. This reflects fee related earnings of $5.4 million and realized net performance fees of $0.4 million during the period.

Fee-earning AUM as of and for the Three Months Ended March 31, 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

As of March 31,
2012
(Dollars in millions)
Fund of Funds Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,669
Fee-earning AUM based on lower of cost or fair value (2)	21,845

Total Fee-earning AUM	$29,5114

(1)	For additional information concerning the components of Fee-earning AUM, please see "— Fee-earning Assets under Management."
(2)	Includes funds with fees based on lower of cost or fair market value.

The table below breaks out fee-earning AUM by its respective components during the period.

Three Months Ended March 31,
2012
(Dollars in millions)
Fund of Funds Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,671
Acquisitions	—
Inflows, including Commitments (1)	2,519
Outflows, including Distributions (2)	(2,010)
Market Appreciation/(Depreciation) (3)	431
Foreign exchange and other (4)	903

Balance, End of Period	$29,514

(1)	Inflows represent capital raised and capital invested by fund of funds vehicles outside the commitment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the investment period and changes in basis for fund of funds vehicles where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $29.5 billion at March 31, 2012, an increase of $1.8 billion, or over 6%, compared to $27.7 billion at December 31, 2011. Inflows of $2.5 billion were primarily related to new fund investment mandates activated as well as capital called on the fully committed funds. Outflows of $2.0 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment period, as well as distributions from several funds outside of their commitment period. Distributions from funds still in the commitment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value of $0.4 billion have an impact on fee-earning AUM for Fund of Funds Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. However, all funds still in their commitment period charge management fees on commitments, which are not impacted by fair value movements. Additionally, increased strength of the U.S. dollar against the Euro resulted in a $0.9 billion increase in foreign exchange gain for the period.

Total AUM as of and for the Three Month Period Ended March 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
		(Dollars in millions)
Fund of Funds Solutions
Total AUM Rollforward
Balance, As of December 31, 2011	$14,840	$25,879	$40,719
Commitments raised, net (1)	3,293	—	3,293
Capital Called, net (2)	(873)	1,068	195
Distributions (3)	64	(1,281)	(1,217)
Market Appreciation/(Depreciation) (4)	—	1,297	1,297
Foreign exchange (5)	312	825	1,137

Balance, As of March 31, 2012	$17,636	$27,788	$45,424

(1)	Represents new mandates actived, net of expired commitments.
(2)	Represents capital called by our fund investments, secondary investments and coinvestments.
(3)	Represents distributions from our fund investments, secondary investments and coinvestments, net of amounts investments and coinvestments. Fair market values for AlpInvest primary fund investments and secondary investments are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2011), as provided by their general partners, plus the net cash flow since the latest valuation, up to and including March 31, 2012.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated fund investments, secondary investments and coinvestments at the spot rate as of the period end.

Total AUM was $45.4 billion at March 31, 2012, an increase of $4.7 billion, or over 11%, compared to $40.7 billion at December 31, 2011. This increase was primarily driven by $3 billion of existing commitments from long time investors that became active during the period, as well as $0.3 billion of new commitments raised from a new investor, $1.3 billion of market appreciation, and a $1.1 billion foreign exchange translation adjustment. This increase was offset by $1.2 billion of distributions, net of amounts recycled.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Fund of Funds business.

			TOTAL INVESTMENTS
			as of March 31, 2012
			Cumulative
	Vintage Year	Fund Size	Invested Capital(2)	Total Value(2),(3)	MOIC(2),(4)
Fund of Funds Solutions (1)			(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I—Fund Investments	2000	€5,174.6	€3,858.8	€6,127.9	1.6x
Main Fund II—Fund Investments	2003	€4,545.0	€4,299.8	€5,840.8	1.4x
Main Fund III—Fund Investments	2006	€11,500.0	€8,790.4	€9,533.5	1.1x
Main Fund I—Secondary Investments	2002	€519.4	€456.8	€854.4	1.9x
Main Fund II—Secondary Investments	2003	€998.4	€909.3	€1,597.4	1.8x
Main Fund III—Secondary Investments	2006	€2,250.0	€2,005.5	€2,495.3	1.2x
Main Fund IV—Secondary Investments	2010	€1,856.4	€1,442.9	€1,753.0	1.2x
Main Fund II—Co-Investments	2003	€1,090.0	€864.7	€2,286.9	2.6x
Main Fund III—Co-Investments	2006	€2,760.0	€2,418.3	€2,324.3	1.0x
Main Fund II—Mezzanine Investments	2005	€700.0	€686.9	€884.1	1.3x
Main Fund III—Mezzanine Investments	2007	€2,000.0	€1,288.0	€1,571.5	1.2x
All Other Funds (6)	Various		€1,205.3	€1,801.1	1.5x

Total Fully Committed Funds			€28,226.7	€37,070.2	1.3x

Funds in the Commitment Period
Main Fund IV—Fund Investments	2009	€4,880.0	€780.3	€742.6	1.0x
Main Fund V—Secondary Investments	2011	€2,377.3	€121.5	€122.2	1.0x
Main Fund IV—Co-Investments	2010	€1,575.0	€934.8	€938.7	1.0x
All Other Funds (6)	Various		€12.2	€12.1	1.0x

Total Funds in the Commitment Period			€1,848.8	€1,815.6	1.0x

TOTAL FUND OF FUNDS SOLUTIONS			€30,075.5	€38,885.8	1.3x

TOTAL FUND OF FUNDS SOLUTIONS (7)			$40,106.0	$51,854.6	1.3x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team.

(2)	To exclude the impact of FX, all foreign currency cash flows have been converted to EUR at the reporting period spot rate.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest. To exclude the impact of FX, all foreign currency cash flows have been converted to EUR at the reporting period spot rate.

(4)	Multiple of invested capital ("MOIC") represents total fair value, before AlpInvest management fees, fund expenses and AlpInvest carried interest, divided by cumulative invested capital.

(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.

(6)	Aggregate includes Main Fund I—Co-Investments, Main Fund I—Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

(7)	For purposes of aggregation with other segments, funds that report in foreign currency have been converted to USD at the spot rate as of the end of the

			Inception to March 31, 2012
Fund of Funds Solutions (1)	Vintage Year	Fund Size	Gross IRR (2)	Net IRR (3)
Fully Committed Funds (4)
Main Fund I—Fund Investments	2000	€5,174.6	13%	12%
Main Fund II—Fund Investments	2003	€4,545.0	9%	9%
Main Fund III—Fund Investments	2006	€11,500.0	3%	3%
Main Fund I—Secondary Investments	2002	€519.4	55%	51%
Main Fund II—Secondary Investments	2003	€998.4	28%	27%
Main Fund III—Secondary Investments	2006	€2,250.0	8%	8%
Main Fund IV—Secondary Investments	2010	€1,856.4	25%	24%
Main Fund II—Co-Investments	2003	€1,090.0	45%	43%
Main Fund III—Co-Investments	2006	€2,760.0	(1%)	(2%)
Main Fund II—Mezzanine Investments	2005	€700.0	8%	7%
Main Fund III—Mezzanine Investments	2007	€2,000.0	10%	8%
All Other Funds (5)	Various		19%	15%

Total Fully Committed Funds			11%	10%

Funds in the Commitment Period
Main Fund IV—Fund Investments	2009	€4,880.0	(6%)	(9%)
Main Fund V—Secondary Investments	2011	€2,377.3	15%	(11%)
Main Fund IV—Co-Investments	2010	€1,575.0	0%	(2%)
All Other Funds (5)	Various		(55%)	(91%)
Total Funds in the Commitment Period			(2%)	(5%)

TOTAL FUND OF FUNDS SOLUTIONS			10%	9%

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team.
(2)	Gross Internal Rate of Return ("IRR") represents the annualized IRR for the period indicated taking into account investments, divestments unrealized value before management fees, expenses and carried interest.

To exclude the impact of FX, all foreign currency cash flows have been converted to EUR at the reporting period spot rate.

(3)	Net Internal Rate of Return ("IRR") represents the annualized IRR for the period indicated taking into account investments, divestments and unrealized value after management fees, expenses and carried interest.

To exclude the impact of FX, all foreign currency cash flows have been converted to EUR at the reporting period spot rate.

(4)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(5)	Aggregate includes Main Fund I—Co-Investments, Main Fund I—Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and we have distributed all realized performance fees after related compensation to equityholders. Historically, approximately 95% of all capital commitments to our funds have been provided by our fund investors, with the remaining amount typically funded by our senior Carlyle professionals, operating executives and other professionals.

Our historical cash distributions include compensatory payments to our senior Carlyle professionals, which we have historically accounted for as distributions from equity rather than as employee compensation, and also include distributions in respect of co-investments made by the owners of the Parent Entities indirectly through the Parent Entities. Distributions related to co-investments are allocable solely to the individuals that funded those co-investments and would not be distributable to our common unitholders. Cash distributions, net of compensatory payments and distributions related to co-investments, represent distributions sourced from the income of the Parent Entities, such as the net income of management fee-earning subsidiaries and the Parent Entities’ share of the income of the fund general partners (which includes carried interest not allocated to investment professionals at the fund level). The following table presents our historical cash distributions, including and excluding compensatory payments, and distributions related to co-investments, and our historical Distributable Earnings:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Cash distributions to the owners of the Parent Entities	$199.1	$540.2
Compensatory payments	(105.6)	(224.8)
Distributions related to co-investments	(19.9)	(42.8)

Cash distributions, net of compensatory payments and distributions related to co-investments	$73.6	$272.6

Distributable Earnings	$178.8	$283.9

Performance fees are included in Distributable Earnings in the period in which the realization event occurs; any distribution from the Parent Entities sourced from the related cash proceeds may occur in a subsequent period.

At March 31, 2012, undistributed realized performance fees were approximately $113.6 million, of which approximately $62 million was allocable to the pre-IPO owners of the Parent Entities. The majority of these amounts were distributed in April 2012 prior to our initial public offering.

Cash Flows

The significant captions and amounts from our combined and consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$479.9	$772.7
Net cash used in investing activities	(48.2)	(14.6)
Net cash used in financing activities	(424.8)	(798.6)
Effect of foreign exchange rate change	6.7	20.4

Net change in cash and cash equivalents	$13.6	$(20.1)

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees and related non-cash compensation that are included in earnings. Cash flows from operating activities prior to our initial public offering do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts are included as a use of cash for distributions in financing activities. Upon completion of the initial public offering in May 2012, we will record cash compensation expense to senior Carlyle professionals, which will have the effect of reducing cash provided by operating activities and cash used in financing activities. Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the three months ended March 31, 2012, proceeds were $145.7 million while purchases were $15.0 million. However, in the three months ended March 31, 2011, investment proceeds were $241.6 million as compared to purchases of $1.7 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the three months ended March 31, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $2,000.5 million, while purchases of investments by the Consolidated Funds were $1,586.4 million. For the three months ended March 31, 2011, proceeds from the sales and settlements of investments by the Consolidated Funds were $1,976.7 million, while purchases of investments by the Consolidated Funds were $1,703.3 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use and investments in restricted cash and securities. Purchases of fixed assets were $5.1 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively. We acquired $43.1 million of intangible assets during the three months ended March 31, 2012, consisting of CLO management contracts.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $199.1 million and $540.2 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, our net borrowings under our revolving credit facility were $257.2 million and our payments on our loans payable were $270.0 million. There were no borrowings on the revolving credit facility or payments on our loans payable for the three months ended March 31, 2011. The net payments on loans payable by our Consolidated Funds during the three months ended March 31, 2012 and 2011, respectively were $182.9 million and $417.8 million, respectively.

Our Sources of Cash and Liquidity Needs

In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and other obligations as they arise;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay income taxes;

•	make distributions to our unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy; and

•	fund the capital investments of Carlyle in our funds.

Our general partner currently intends to cause The Carlyle Group L.P. to make quarterly distributions to our common unitholders of its share of distributions from Carlyle Holdings, net of taxes and amounts payable under the tax receivable agreement as described below. We currently anticipate that we will cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit, with the first such quarterly distribution being ratably reduced to reflect the portion of the quarter following the completion of our initial public offering in May 2012. In addition, we currently anticipate that we will cause Carlyle Holdings to make annual distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, in an amount that, taken together with the other above-described quarterly distributions, represents substantially all of our Distributable Earnings in excess of the amount determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds or to comply with applicable law or any of our financing agreements. We anticipate that the aggregate amount of our distributions for most years will be less than our Distributable Earnings for that year due to these funding requirements.

Notwithstanding the foregoing, the declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. Our general partner will take into account general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, other constraints on the payment of distributions by us to our common unitholders or by our subsidiaries to us, and such other factors as our general partner may deem relevant.

We have committed to fund approximately 2% of the capital commitments to our future carry funds. In addition, we may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles.

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our new senior credit facility, including a term loan facility and a revolving credit facility with $735.7 million available as of May 21, 2012 (inclusive of $14.3 million of availability set aside to cover our guarantee of our co-investment loan program), and we believe these sources will be sufficient to fund our capital needs for at least the next 12 months.

Since our inception through March 31, 2012, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in excess of $4 billion in or alongside our funds. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2012, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
		(Dollars in millions)
Corporate Private Equity	$1,346.3	$961.3	$2,307.6
Global Market Strategies	429.2	129.2	558.4
Real Assets	524.2	238.5	762.7
Fund of Funds Solutions	—	—	—

Total	$2,299.7	$1,329.0	$3,628.7

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program.

Another source of liquidity we may use to meet our capital needs is the realized carried interest and incentive fee revenue generated by our investment funds. Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Incentive fees earned on hedge fund structures are realized at the end of each fund’s measurement period. Incentive fees earned on our CLO vehicles are paid upon the dissolution of such vehicles.

Our accrued performance fees by segment as of March 31, 2012, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
		(Dollars in millions)
Corporate Private Equity	$1,881.9	$23.9	$1,858.0
Global Market Strategies	63.0	1.2	61.8
Real Assets	368.2	64.1	304.1
Fund of Funds Solutions	176.5	—	176.5

Total	$2,489.6	$89.2	$2,400.4

Our Balance Sheet and Indebtedness

Total assets were $29.2 billion at March 31, 2012, an increase of $4.5 billion from December 31, 2011. The increase in total assets was primarily attributable to increases in investments in Consolidated Funds. Assets of the Consolidated Funds were approximately $24.8 billion at March 31, 2012, representing an increase of $4.3 billion from December 31, 2011. Total liabilities were $17.1 billion at March 31, 2012, an increase of $3.5 billion from December 31, 2011. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $3.4 billion from December 31, 2011 to March 31, 2012. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 15 to our combined and consolidated financial statements included elsewhere in this filing. At March 31, 2012, our total assets were $4.5 billion, including cash and cash equivalents of $523.2 million and investments and accrued performance fees of approximately $3.0 billion.

Loans Payable. Loans payable on our balance sheet at March 31, 2012 reflects $1,068.1 million outstanding under our senior secured credit facility, comprised of $500.0 million of term loan balance outstanding and $568.1 million outstanding under the revolving credit facility, and $40.0 million of Claren Road acquisition-related indebtedness.

Senior Secured Credit Facility. On May 8, 2012, the Partnership completed an initial public offering of 30,500,000 common units priced at $22.00 per unit (the “Offering”). The common units are listed on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the Offering were approximately $619.9 million, after deducting underwriting discounts and offering expenses. After completion of the Offering, Carlyle Holdings repaid all outstanding indebtedness under Carlyle Group’s revolving credit facility of its senior secured credit facility, and approximately $40.0 million of outstanding indebtedness under a loan agreement Carlyle Group entered into in connection with the acquisition of Claren Road. Loans payable as of May 21, 2012 are $500.0 million, as compared to $1,108.1 million as of March 31, 2012.

On December 13, 2011, we entered into a new senior credit facility, which became operative on May 9, 2012 upon the satisfaction of certain conditions, including the consummation of the Offering, the redemption of the notes issued to Mubadala, and the repayment of borrowings under the revolving credit facility of the old senior secured credit facility. Upon the operation of the new senior credit facility, amounts borrowed under our old senior secured credit facility were deemed to have been repaid by borrowings in like amount under the new senior credit facility, and we are no longer subject to the financial and other covenants of the old senior secured credit facility.

The new senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. As of May 21, 2012, no borrowings are outstanding on the new revolving credit facility. The new term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the new term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75%. Outstanding principal amounts due under the term loan are payable quarterly beginning in September 2014 as follows: $75.0 million in 2014, $175.0 million in 2015 and $250.0 million in 2016. The new senior credit facility is unsecured and is not guaranteed by any of our subsidiaries. We are required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $53 billion and a total debt leverage ratio of less than 3.0 to 1.0. We are not subject to a senior debt leverage ratio or a minimum interest coverage ratio.

Claren Road Loans. As part of the Claren Road acquisition, we entered into a loan agreement for $47.5 million. The loan was scheduled to mature on March 31, 2015 and interest is payable semi-annually, commencing June 30, 2011 at an adjustable annual rate, currently 6.0%. At March 31, 2012, the outstanding principal amount of this loan was $40.0 million. In May 2012, we used the proceeds from our initial public offering to repay the outstanding principal amount of this loan. Also in connection with the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. At December 31, 2011, the outstanding balance of this loan was $10.0 million, which was repaid during the quarter ended March 31, 2012.

Subordinated Notes Payable to Mubadala. In December 2010, we received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes, equity interests in Carlyle and certain additional rights. As of December 31, 2011, the outstanding principal balance of the subordinated notes was $250.0 million. On March 1, 2012, we borrowed $263.1 million under the revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million. As of March 31, 2012, the subordinated notes payable to Mubadala have been fully redeemed.

Obligations of CLOs. Loans payable of the Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. We are not liable for any loans payable of the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities under U.S. GAAP, and are included in loans payable of Consolidated Funds in our combined and consolidated balance sheets.

As of March 31, 2012, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,302.8	1.67%		8.98
Subordinated notes, Income notes and Preferred shares	674.7	N/A	(1)	8.49
Combination notes	6.0	N/A	(2)	9.68

Total	$13,983.5

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of March 31, 2012 was $11.6 billion, $843.6 million, and $5.3 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities. Included in loans payable of the CLOs are loan revolvers (the “APEX

Revolvers”) which the CLOs entered into with financial institutions on their respective closing dates. The APEX Revolvers provide credit enhancement to the securities issued by the CLOs by allowing the CLOs to draw down on the revolvers in order to offset a certain level of principal losses upon any default of the investment assets held by that CLO. The APEX Revolvers allow for a maximum borrowing of $38.3 million as of March 31, 2012 and bear weighted interest at LIBOR plus 0.37% per annum. Amounts borrowed under the APEX Revolvers are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no outstanding principal amounts borrowed under the APEX Revolvers as of March 31, 2012.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $40.0 million and bear weighted average interest at EURIBOR plus 0.39% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There was $22.0 million outstanding under this liquidity facility as of March 31, 2012.

Unconsolidated Entities

Our Corporate Private Equity funds have not historically utilized substantial leverage at the fund level other than short-term borrowings under certain fund level lines of credit which are used to fund liquidity needs in the interim between the date of an investment and the receipt of capital from the investing fund’s investors. These funds do, however, make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

Certain of our real estate funds have entered into lines of credits secured by their investors’ unpaid capital commitments. Due to the relatively large number of investments made by these funds, the lines of credit are primarily employed to reduce the overall number of capital calls. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments.

Off-balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning limited or general partner interests in consolidated and non-consolidated funds, entering into derivative transactions, entering into operating leases and entering into guarantee arrangements. We also have ongoing capital commitment arrangements with certain of our consolidated and non-consolidated funds. We do not have any other off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in any of our other investment funds.

For further information regarding our off-balance sheet arrangements, see Note 2 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2012 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2012 to December 31, 2012	2013-2014	2015-2016	Thereafter	Total
	(Dollars in millions)
Loan payable (a)	$608.1	$75.0	$425.0	$—	$1,108.1
Interest payable(b)	14.4	29.1	14.3	—	57.8
Performance-based contingent consideration(c)	10.0	63.0	36.6	0.5	110.1
Operating lease obligations(d)	35.2	83.2	59.6	133.9	311.9
Capital commitments to Carlyle funds(e)	1,329.0	—	—	—	1,329.0
Loans payable of Consolidated Funds (f)	—	4.3	815.8	13,163.4	13,983.5
Interest on loans payable of Consolidated Funds(g)	166.9	443.0	431.7	970.7	2,012.3
Unfunded commitments of the CLOs and Consolidated Funds(h)	1,534.0	—	—	—	1,534.0
Redemptions payable of Consolidated Funds(i)	42.4	1.2	—	—	43.6

Consolidated contractual obligations	3,740.0	698.8	1,783.0	14,268.5	20,490.3
Loans payable of Consolidated Funds(f)	—	(4.3)	(815.8)	(13,163.4)	(13,983.5)
Interest on loans payable of Consolidated Funds(g)	(166.9)	(443.0)	(431.7)	(970.7)	(2,012.3)
Unfunded commitments of the CLOs and Consolidated Funds(h)	(1,534.0)	—	—	—	(1,534.0)
Redemptions payable of Consolidated Funds(i)	(42.4)	(1.2)	—	—	(43.6)

Carlyle Operating Entities contractual obligations	$1,996.7	$250.3	$535.5	$134.4	$2,916.9

(a) –	These obligations assume that no prepayments are made on outstanding loans, except for the $40 million outstanding Claren Road loan balance as of March 31, 2012 and the $568.1 million outstanding balance on our revolving credit facility as of March 31, 2012, both of which were prepaid in May 2012.
(b) –	Borrowings on our revolving credit facility accrue interest at LIBOR plus 1.75% per annum (2.00% as of March 31, 2012). The interest rate on the term loan, including the impact of the interest rate swaps, ranges from 2.83% to 3.42%. Interest payments assume that no prepayments are made and loans are held until maturity, except for the interest on the $40 million outstanding Claren Road loan balance as of March 31, 2012 and the $568.1 million outstanding balance on our revolving credit facility as of March 31, 2012, both of which were prepaid in May 2012.
(c) –	These obligations represent our probability-weighted estimate of probable amounts to be paid on the performance-based contingent consideration obligations associated with our business acquisitions. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. See Note 3 to the unaudited condensed combined and consolidated financial statements of Carlyle Group included in this Quarterly Report on Form 10-Q.
(d) –	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2012 through 2020. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e) –	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the remaining $1.33 billion of commitments, approximately $1.28 billion is expected to be funded individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the firm.
(f) –	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles.
(g) –	These obligations represent interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2012, at spreads to market rates pursuant to the debt agreements, and range from 0.52% to 12.65%.
(h) –	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i) –	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle-sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2% (3.45% at March 31, 2012), reset quarterly. At March 31, 2012, approximately $14.0 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed combined and consolidated financial statements as of March 31, 2012.

Tax Receivable Agreement

Holders of partnership units in Carlyle Holdings (other than The Carlyle Group L.P.’s wholly-owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to such holders as set forth in the partnership agreements of the Carlyle Holdings partnerships, may (subject to the terms of the exchange agreement) exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis. A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Carlyle Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Carlyle Holdings I GP Inc. and any other corporate taxpayers would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the reorganization and initial public offering, we have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that will provide for the payment by the corporate taxpayers to such parties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Carlyle Holdings. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Carlyle Holdings, the payments that we may make under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon these parties’ continued ownership of us. In the event that The Carlyle Group L.P. or any of its wholly-owned subsidiaries that are not treated as corporations for U.S. federal income tax purposes become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the counterparties would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. In addition, the counterparties will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments under the tax receivable agreement could be in excess of the corporate taxpayers’ actual cash tax savings.

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $89.2 million at March 31, 2012 is shown as accrued giveback obligations on the combined and consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2012. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $29.5 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of March 31, 2012 related to giveback obligations, which are included in due from affiliates and other receivables, net in our combined and consolidated balance sheet as of such date.

If, as of March 31, 2012, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $961.4 million, on an after-tax basis where applicable.

Our senior Carlyle professionals and employees who have received carried interest distributions are severally responsible for funding their proportionate share of any giveback obligations. However, the governing agreements of certain of our funds provide that to the extent a current or former employee from such funds does not fund his or her respective share, then we may have to fund additional amounts beyond what we received in carried interest, although we will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

Contingencies

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

In September 2006 and March 2009, we received requests for certain documents and other information from the Antitrust Division of the DOJ in connection with the DOJ’s investigation of alternative asset management firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. We have fully cooperated with the DOJ’s investigation. There can be no assurance as to the direction this inquiry may take in the future or whether it will have an adverse impact on the private equity industry in some unforeseen way.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts. (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain alternative asset management firms, including Carlyle, violated Section 1 of the Sherman Act by, among other things, forming multi-sponsor consortiums for the purpose of bidding collectively in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. While Carlyle believes the lawsuit is without merit and is contesting it vigorously, it is difficult to determine what impact, if any, this litigation (and any future related litigation), together with any increased governmental scrutiny or regulatory initiatives, will have on the private equity industry generally or on Carlyle.

Along with many other companies and individuals in the financial sector, Carlyle and one of our funds, CMP I, are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP I on the ground that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. We are currently unable to anticipate when the litigation will conclude, or what impact the litigation may have on us.

In July 2009, a former shareholder of Carlyle Capital Corporation Limited (“CCC”), claiming to have lost $20.0 million, filed a claim against CCC, Carlyle and certain of our affiliates and one of our officers (Huffington v. TC Group L.L.C. et al.) alleging violations of Massachusetts “blue sky” law provisions and related claims involving material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff seeks treble damages, interest, expenses and attorney’s fees and to have the subscription agreement deemed null and void and a full refund of the investment. In March 2011, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts, and the plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff has lost his appeal to the First Circuit and has filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendant’s motion for summary judgment. The defendants are vigorously contesting all claims asserted by the plaintiff.

In November 2009, another CCC investor instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining the plaintiff from proceeding in Kuwait against either Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in the plaintiff’s subscription agreement, which provided for exclusive jurisdiction in Delaware courts. In September 2011, the plaintiff reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management L.L.C. as a defendant. We believe these claims are without merit and intend to vigorously contest all such allegations.

The Guernsey liquidators who took control of CCC in March 2008 filed four suits in July 2011 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The Liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. The defendants filed a comprehensive motion to dismiss in Delaware in October 2011. In December 2011, the Liquidators dismissed the complaint in Delaware voluntarily and without prejudice and expressed an intent to proceed against the defendants in Guernsey. Carlyle filed an action in Delaware seeking an injunction against the Liquidators to preclude them from proceeding in Guernsey in violation of a Delaware exclusive jurisdiction clause contained in the investment management agreement. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause. That ruling was appealed by the Liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Carlyle has sought a review of that ruling pursuant to an application for special leave to the Privy Council. Carlyle has also requested a stay of further proceedings from the Privy Council. Also, in October 2011, the plaintiffs obtained an ex parte anti-anti-suit injunction in Guernsey against Carlyle’s anti-suit claim in Delaware. That ruling has been affirmed by the Guernsey Court of Appeal. Carlyle has sought an appeal before the Privy Council on the anti-anti-suit injunction order. The Liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice. We believe that regardless of where the claims are litigated they are without merit and we will vigorously contest all allegations. We recognized a loss of $152.3 million in 2008 in connection with the winding up of CCC.

In June 2011, August 2011, and September 2011, three putative shareholder class actions were filed against Carlyle, certain of our affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions, (Phelps v. Stomber, et al.) and (Glaubach v. Carlyle Capital Corporation Limited, et al.), were filed in the United States District Court for the District of Columbia. The most recent shareholder class action (Phelps v. Stomber, et al.) was filed in the Supreme Court of New York, New York County was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case, under the caption of Phelps v. Stomber, and the Phelps named plaintiffs have been designated “lead plaintiffs” by the Court. The New York case has been transferred to the D.C. federal court and the plaintiffs have requested that it be consolidated with the other two D.C. actions. The defendants have opposed and have moved to dismiss the case as duplicative. The plaintiffs in all three cases seek all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney fees. The defendants have filed a comprehensive motion to dismiss. We believe the claims are without merit and will vigorously contest all claims.

From 2007 to 2009, a Luxembourg portfolio company owned by Carlyle Europe Real Estate Partners, L.P. (CEREP I) received proceeds from the sale of real estate located in Paris, France. CEREP I is a real estate fund not consolidated by us. The relevant French tax authorities have asserted that such portfolio company had a permanent establishment in France, and have issued a tax assessment seeking to collect €97.0 million, consisting of taxes, interest and penalties. We understand that the matter has been referred to the French Ministry of Justice, which may appoint a prosecutor to conduct an investigation.

During 2006, CEREP I completed a reorganization of several Italian portfolio companies. Such Italian portfolio companies subsequently completed the sale of various properties located in Italy. The Italian tax authorities have issued revised income tax audit reports to various subsidiaries of CEREP I. The tax audit reports proposed to disallow deductions of certain capital losses claimed with respect to the reorganization of the Italian portfolio companies. As a result of the disallowance of such deductions, the audit reports proposed to increase the aggregate amount of Italian income tax and penalties owed by subsidiaries of CEREP I by approximately €50.0 million. It is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries and portfolio companies are contesting the French tax assessment and also intend to contest the proposed Italian income tax adjustments. Settlement opportunities are also being explored. Although neither CEREP I nor the relevant portfolio companies is consolidated by us, we expect to advance amounts to such nonconsolidated entities, provide credit support or payment guarantees on their behalf, or otherwise incur costs to resolve such matters, in which case we would seek to recover such advance from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance fees and investment income. Although our investment funds share many common themes, each of our alternative asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are subject to approval by both the fund-level managing directors, as well as the investment committee, which is generally comprised of one or more of the three founding partners, one “sector” head, one or more operating executives and senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.

There was no material change in our market risks during the three months ended March 31, 2012. For additional information, refer to our final prospectus dated May 2, 2012, included in our Registration Statement on Form S-1, as amended (SEC File No. 333-176685).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our co-principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation and subject to the foregoing, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated May 2, 2012, filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 4, 2012, which is accessible on the SEC’s website at sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2012, we completed our initial public offering of Common Units by issuing 30,500,000 Common Units for cash consideration of $20.955 per Common Unit (net of underwriting discounts) to a syndicate of underwriters led by J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as joint lead book-running managers for the offering for approximately $639.1 million in net proceeds before expenses. The other underwriters in the syndicate were Barclays Capital Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, UBS Securities LLC, ICBC International Securities Limited, Sandler O’Neill & Partners, L.P. Keefe, Bruyette & Woods Inc., CIBC World Markets Corp., Itau BBA USA Securities, Inc., Nomura Securities International, Inc., Samuel A. Ramirez & Company, Inc., Scotia Capital (USA) Inc., SG Americas Securities, LLC, The Williams Capital Group, L.P., Mizuho Securities USA Inc., and SMBC Nikko Capital Markets Limited.

As contemplated in our Prospectus, dated May 2, 2012, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 8, 2012 we caused the Carlyle Holdings Partnerships to use substantially all of these proceeds to repay the remaining outstanding indebtedness under the revolving credit facility of our old senior secured credit facility.

On May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units in The Carlyle Group L.P. pursuant to the exchange agreement entered into with CalPERS and the other limited partners of the Carlyle Holdings Partnerships at the time of the initial public offering. The exchange was consummated on May 21, 2012. As a result of the exchange, wholly-owned subsidiaries of The Carlyle Group L.P. acquired all 12,721,452 of the Carlyle Holdings partnership units formerly owned by CalPERS, and CalPERS received an equivalent number of common units in The Carlyle Group L.P. The common units were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the common units issued to CalPERS are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act. In addition, CalPERS remains subject to the lock-up agreement entered into by it and the underwriters of the initial public offering which lasts until October 30, 2012. Following the exchange, the total number of common units outstanding (assuming all outstanding Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings Partnerships were exchanged for newly-issued common units on a one-for-one basis) remains unchanged at 304,500,000 common units, while the number of common units presently outstanding at The Carlyle Group L.P. has increased from 30,500,000 to 43,221,452, and the number of outstanding Carlyle Holdings partnership units has decreased from 274,000,000 to 261,278,548.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 22, 2012		/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

31.1	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.