Form 10-Q
period 2012-06-30
Carlyle Group L.P.
filed 2012-08-14
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number: 001-35538

The Carlyle Group L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2832612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Pennsylvania Avenue, NW

Washington, D.C., 20004-2505

(Address of principal executive offices)(Zip Code)

(202) 729-5626

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common units representing limited partner interests outstanding as of August 13, 2012 was 43,221,452.

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

Prior to the reorganization on May 2, 2012 in connection with our initial public offering, our business was owned by four holding entities: TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. We refer to these four holding entities collectively as the “Parent Entities.” The Parent Entities were under the common ownership and control of our senior Carlyle professionals and two strategic investors that owned minority interests in our business — entities affiliated with Mubadala Development Company, an Abu-Dhabi based strategic development and investment company (“Mubadala”), and California Public Employees’ Retirement System (“CalPERS”). Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure to Carlyle Group, which was comprised of the Parent Entities and their consolidated subsidiaries and (2) after our reorganization into a holding partnership structure, to The Carlyle Group L.P. and its consolidated subsidiaries. In addition, certain individuals engaged in our businesses own interests in the general partners of our existing carry funds. Certain of these individuals contributed a portion of these interests to us as part of the reorganization. We refer to these individuals, together with the owners of the Parent Entities prior to the reorganization and our initial public offering, collectively as our “pre-IPO owners.”

When we refer to the “partners of The Carlyle Group L.P.,” we are referring specifically to the common unitholders and our general partner and any others who may from time to time be partners of that specific Delaware limited partnership. When we refer to our “senior Carlyle professionals,” we are referring to the partners of our firm who were, together with CalPERS and Mubadala, the owners of our Parent Entities prior to the reorganization. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals.

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

(c) the gross amount of aggregate collateral balance at par, adjusted for defaulted or discounted collateral, of our collateralized loan obligations (“CLOs“) and the reference portfolio notional amount of our synthetic collateralized loan obligations (“synthetic CLOs“);

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

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$449.5	$509.6
Cash and cash equivalents held at Consolidated Funds	1,553.7	566.6
Restricted cash	29.8	24.6
Restricted cash and securities of Consolidated Funds	80.7	89.2
Accrued performance fees	2,119.8	2,189.1
Investments	406.6	454.9
Investments of Consolidated Funds	23,585.3	19,507.3
Due from affiliates and other receivables, net	251.3	287.0
Due from affiliates and other receivables of Consolidated Funds, net	335.9	287.6
Fixed assets, net	61.1	52.7
Deposits and other	60.3	70.2
Intangible assets, net	594.9	594.9
Deferred tax assets	51.6	18.0

Total assets	$29,580.5	$24,651.7

Liabilities and partners’ capital
Loans payable	$500.0	$860.9
Subordinated loan payable to affiliate	—	262.5
Loans payable of Consolidated Funds	12,565.0	9,689.9
Accounts payable, accrued expenses and other liabilities	197.2	203.4
Accrued compensation and benefits	1,204.7	577.9
Due to Carlyle partners	—	1,015.9
Due to affiliates	265.9	108.5
Deferred revenue	59.3	89.2
Deferred tax liabilities	69.0	48.3
Other liabilities of Consolidated Funds	1,316.7	568.1
Accrued giveback obligations	133.4	136.5

Total liabilities	16,311.2	13,561.1

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,534.2	1,923.4

Partners’ capital (common units, 43,221,452 issued and outstanding as of June 30, 2012)	197.6	—
Members’ equity	—	873.1
Accumulated other comprehensive loss	(4.2)	(55.8)
Partners’ capital appropriated for Consolidated Funds	1,122.2	853.7
Non-controlling interests in consolidated entities	8,225.8	7,496.2
Non-controlling interests in Carlyle Holdings	1,193.7	—

Total partners’ capital	10,735.1	9,167.2

Total liabilities and partners’ capital	$29,580.5	$24,651.7

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Fund management fees	$239.9	$219.2	$474.3	$447.2
Performance fees
Realized	116.7	92.5	397.3	494.9
Unrealized	(337.1)	253.2	23.1	725.5

Total performance fees	(220.4)	345.7	420.4	1,220.4
Investment income (loss)
Realized	2.4	9.7	1.6	42.8
Unrealized	4.6	10.9	26.9	19.2

Total investment income (loss)	7.0	20.6	28.5	62.0
Interest and other income	2.7	7.2	5.4	13.1
Interest and other income of Consolidated Funds	219.2	163.1	430.7	330.4

Total revenues	248.4	755.8	1,359.3	2,073.1

Expenses
Compensation and benefits
Base compensation	149.9	88.6	256.0	175.3
Equity-based compensation	94.2	—	94.2	—
Performance fee related
Realized	32.1	31.8	66.4	84.8
Unrealized	(97.7)	22.3	(42.9)	57.8

Total compensation and benefits	178.5	142.7	373.7	317.9
General, administrative and other expenses	84.0	77.8	175.2	144.3
Interest	6.2	15.8	16.6	32.8
Interest and other expenses of Consolidated Funds	179.5	104.3	364.0	190.9
Other non-operating (income) expenses	0.7	5.2	(3.4)	20.6

Total expenses	448.9	345.8	926.1	706.5

Other income (loss)
Net investment gains (losses) of Consolidated Funds	386.6	(92.7)	1,258.7	(277.0)

Income before provision for income taxes	186.1	317.3	1,691.9	1,089.6
Provision for income taxes	10.6	6.7	22.3	12.8

Net income	175.5	310.6	1,669.6	1,076.8

Net income (loss) attributable to non-controlling interests in consolidated entities	357.9	(61.1)	1,222.8	(191.1)

Net income (loss) attributable to Carlyle Holdings	(182.4)	$371.7	446.8	$1,267.9

Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(172.1)		457.1

Net loss attributable to The Carlyle Group L.P.	$(10.3)		$(10.3)

Net loss attributable to The Carlyle Group L.P. per common unit
Basic	$(0.26)		$(0.26)

Diluted	$(0.26)		$(0.26)

Weighted-average common units
Basic	40,160,245		40,160,245

Diluted	40,160,245		40,160,245

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$175.5	$310.6	$1,669.6	$1,076.8
Other comprehensive income (loss)
Foreign currency translation adjustments	70.2	(4.4)	(188.4)	27.1
Cash flow hedges
Unrealized losses for the period	(5.3)	(1.1)	(6.9)	(1.1)
Less: reclassification adjustment for losses included in net income	1.8	1.4	3.7	2.9

Total cash flow hedges	(3.5)	0.3	(3.2)	1.8

Other comprehensive income (loss)	66.7	(4.1)	(191.6)	28.9

Comprehensive income	242.2	306.5	1,478.0	1,105.7
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	216.8	130.7	101.2	293.1
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(629.3)	(53.8)	(1,154.4)	(71.7)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	(11.6)	(29.9)	9.2	(65.6)

Comprehensive income (loss) attributable to Carlyle Holdings	(181.9)	$353.5	434.0	$1,261.5

Less: Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	169.7		(446.2)

Comprehensive income attributable to The Carlyle Group L.P.	$(12.2)		$(12.2)

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling Interests in Consolidated Entities

(Unaudited)

(Dollars and units in millions)

	Common Units	Members’ Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non-controlling Interests in Consolidated Entities	Non-controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2011	—	$873.1	$—	$(55.8)	$853.7	$7,496.2	$—	$9,167.2	$1,923.4
Acquisition of CLOs	—	—	—	—	357.3	—	—	357.3	—
Contributions	—	9.3	—	—	12.4	340.7	—	362.4	719.1
Distributions	—	(658.5)	—	—	—	(813.9)	—	(1,472.4)	(114.8)
Net income (loss)	—	532.7	—	—	47.5	955.5	—	1,535.7	(20.8)
Currency translation adjustments	—	—	—	2.3	(4.1)	(168.0)	—	(169.8)	—
Change in fair value of cash flow hedge instruments	—	—	—	(2.2)	—	—	—	(2.2)	—
Contribution of equity interests in general partners of carry funds (see Note 1)	—	261.1	—	—	—	—	—	261.1	—
Reorganization of beneficial interests in investments (see Note 1)	—	(64.1)	—	—	—	64.1	—	—	—
Reorganization of carried interest rights of retired senior Carlyle professionals (see Note 1)	—	(56.2)	—	—	—	56.2	—	—	—
Exchange of interests for Carlyle Holdings units (see Note 1)	—	(897.4)	—	55.7	—	—	841.7	—	—

Balance post-reorganization	—	—	—	—	1,266.8	7,930.8	841.7	10,039.3	2,506.9

Issuance of common units in initial public offering, net of issuance costs (see Note 1)	30.5	—	615.8	—	—	—	—	615.8	—
Deferred tax effects resulting from acquisition and exchange of interests in Carlyle Holdings (see Note 1)	—	—	(9.4)	—	—	—	—	(9.4)	—
Dilution assumed with IPO	—	—	(469.8)	—	—	—	469.8	—	—
CalPERS equity exchange	12.7	—	66.4	(2.3)	—	—	(60.9)	3.2
Contributions	—	—	—	—	—	120.5	—	120.5	105.0
Distributions	—	—	—	—	—	(192.4)	—	(192.4)	(89.3)
Net income (loss)	—	—	(10.3)	—	(115.3)	344.3	(75.6)	143.1	11.6
Equity-based compensation	—	—	4.9	—	—	—	29.7	34.6	—
Currency translation adjustments	—	—	—	(1.7)	(29.3)	22.6	(10.2)	(18.6)	—
Change in fair value of cash flow hedge instruments	—		—	(0.2)	—	—	(0.8)	(1.0)	—

Balance at June 30, 2012	43.2	$—	$197.6	$(4.2)	$1,122.2	$8,225.8	$1,193.7	$10,735.1	$2,534.2

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$1,669.6	$1,076.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48.2	37.2
Amortization of deferred financing fees	0.8	0.5
Equity-based compensation	94.2	—
Non-cash performance fees	(55.9)	(737.7)
Other non-cash amounts	(3.4)	(4.2)
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(1,553.5)	(417.5)
Realized/unrealized loss from loans payable of Consolidated Funds	351.9	696.1
Purchases of investments by Consolidated Funds	(3,821.1)	(3,761.6)
Proceeds from sale and settlements of investments by Consolidated Funds	4,309.5	4,246.5
Non-cash interest income, net	(31.3)	(54.0)
Change in cash and cash equivalents held at Consolidated Funds	153.6	64.6
Change in other receivables held at Consolidated Funds	28.7	12.5
Change in other liabilities held at Consolidated Funds	(211.2)	182.0
Investment income	(25.7)	(54.0)
Purchases of investments	(20.3)	(84.5)
Proceeds from the sale of investments	149.8	263.6
Purchases of trading securities	(10.1)	—
Change in deferred taxes	0.1	2.1
Change in due from affiliates and other receivables	(1.8)	(11.9)
Change in deposits and other	2.3	(3.3)
Change in accounts payable, accrued expenses and other liabilities	(7.2)	(45.7)
Change in accrued compensation and benefits	(127.0)	(41.2)
Change in due to affiliates	(3.8)	1.1
Change in deferred revenue	(28.4)	(56.9)

Net cash provided by operating activities	908.0	1,310.5

Cash flows from investing activities
Change in restricted cash	(5.1)	(15.4)
Purchases of fixed assets, net	(18.3)	(17.8)
Purchases of intangible assets	(41.0)	—

Net cash used in investing activities	(64.4)	(33.2)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities
Borrowings under credit facility	433.7	—
Repayments under credit facility	(744.6)	—
Payments on loans payable	(310.0)	(17.0)
Net payments on loans payable of Consolidated Funds	(507.0)	(983.4)
Net proceeds from issuance of Units in Initial Public Offering	615.8	—
Contributions from predecessor owners	9.3	6.0
Distributions to predecessor owners	(452.3)	(657.0)
Contributions from non-controlling interest holders	1,227.8	354.5
Distributions to non-controlling interest holders	(1,198.2)	(189.8)
Change in due to/from affiliates financing activities	14.6	48.7
Change in due to/from affiliates and other receivables of Consolidated Funds	18.9	—

Net cash used in financing activities	(892.0)	(1,438.0)

Effect of foreign exchange rate changes	(11.7)	29.1
Decrease in cash and cash equivalents	(60.1)	(131.6)
Cash and cash equivalents, beginning of period	509.6	616.9

Cash and cash equivalents, end of period	$449.5	$485.3

Supplemental non-cash disclosures
Net assets related to consolidation of the CLOs	$357.3	$—

Non-cash distributions to predecessor owners	$402.5	$304.7

Non-cash contributions from non-controlling interest holders	$69.9	$87.6

Non-cash distributions to non-controlling interest holders	$12.2	$73.3

Reorganization:
Transfer of Partners Capital to non-controlling interests in consolidated entities	$120.3	$—

Deferred taxes from transfer of ownership interests	$9.4	$—

Exchange of CalPERS equity interests:
Deferred tax asset	$21.5	$—

Tax receivable agreement liability	$18.3	$—

Partners’ capital	$3.2	$—

See accompanying notes.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

The Carlyle Group L.P., together with its consolidated subsidiaries, (the “Partnership” or “Carlyle”) is one of the world’s largest global alternative asset management firms that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt and other investment opportunities.

Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets, and Fund of Funds Solutions (see Note 17).

Basis of Presentation

The accompanying financial statements include (1) subsequent to the reorganization as described below, the accounts of the Partnership and (2) prior to the reorganization, the combined accounts of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. as well as their majority-owned subsidiaries (collectively, “Carlyle Group”), which were engaged in the above businesses under common ownership and control by Carlyle’s individual partners (“senior Carlyle professionals”), the California Employees Public Retirement System (“CalPERS”), and Mubadala Development Company (“Mubadala”). In addition, certain Carlyle-affiliated funds, related co-investment entities, and certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. This consolidation generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to the Partnership. The majority economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds, and redeemable non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements.

Prior to the reorganization and initial public offering in May 2012, all compensation for services rendered by senior Carlyle professionals were reflected as distributions from partners’ capital rather than compensation expense. Subsequent to the reorganization and initial public offering, all compensation attributable to senior Carlyle professionals is recognized as compensation expense, consistent with all other Carlyle employees.

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited combined and consolidated financial statements and notes of Carlyle Group for the year ended December 31, 2011, included in the Partnership’s final prospectus dated May 2, 2012 as part of its Registration Statement on Form S-1, as amended (SEC File No. 333-176685). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Reorganization

The Partnership is a Delaware limited partnership formed on July 18, 2011. The Partnership is managed and operated by its general partner, Carlyle Group Management L.L.C., which is in turn wholly-owned and controlled by Carlyle’s founders and other senior Carlyle professionals.

On May 2, 2012, a series of reorganization transactions were executed to facilitate the acquisition by the Partnership of an indirect equity interest in Carlyle Group. The primary impact of the reorganization transactions was as follows:

•

The senior Carlyle professionals (excluding retired senior Carlyle professionals), CalPERS, and Mubadala contributed all of their interests in TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. (the “Former Parent Entities”) and senior Carlyle professionals and other individuals engaged in Carlyle’s business contributed a portion of the equity interests they owned in the general partners of Carlyle’s existing carry funds, to Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) in exchange for an aggregate of 274,000,000 Carlyle Holdings partnership units. The exchange was structured as a fair value exchange where the contributors exchanged their interests in the Former Parent Entities and/or the general partners of Carlyle’s existing carry funds for an equivalent fair value of Carlyle Holdings partnership units. As the Partnership consolidates the financial position and results of operations of Carlyle Holdings, the ownership interests of these individuals in Carlyle Holdings are reflected as non-controlling interests in Carlyle Holdings in the accompanying condensed consolidated financial statements.

Because the historical owners of the Former Parent Entities control the entities that comprise Carlyle Group before and after the reorganization, the exchange transaction among these owners’ interests has been accounted for as a transfer of interests under common control. Accordingly, the accompanying condensed consolidated financial statements reflect a reclassification of members’ equity to non-controlling interests in Carlyle Holdings of $841.7 million. This amount represents the carrying value in Carlyle Group of the historical owners of Carlyle Group that has been exchanged in this transaction for Carlyle Holdings partnership units.

The equity interests held by Carlyle professionals other than partners in the consolidated general partners of the Carlyle funds were reflected as a compensation liability in the historical financial statements. These equity interests generally entitled the Carlyle professionals to participate in performance fees. In this exchange, the fair value of the Carlyle Holdings partnership units issued in this transaction of $261.1 million exceeded the carrying value of the related compensation liability of $202.1 million. The excess of the fair value over the carrying value of $59.0 million has been recorded as an equity compensation expense in the accompanying condensed consolidated financial statements.

•

Certain beneficial interests in investments in or alongside Carlyle funds that were funded by certain historical owners of Carlyle Group indirectly through Carlyle Group were restructured so that they are interests directly in consolidated subsidiaries of Carlyle Group. Accordingly, the carrying value of these beneficial interests as of the date of the reorganization of $64.1 million has been reclassified from members’ equity to non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements.

•

Certain carried interest rights allocated to retired senior Carlyle professionals which were held through their ownership in Carlyle Group were restructured such that they exchanged their existing carried interest rights (through their ownership interests in Carlyle Group) for an equivalent amount of carried interest rights in the consolidated general partners of the Carlyle funds. Accordingly, these carried interest rights are classified as non-controlling interests after the reorganization. The carrying value of these carried interest rights as of the date of the reorganization of $56.2 million has been reclassified from members’ equity to non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

After the completion of the reorganization transactions, Carlyle Group is a consolidated subsidiary of Carlyle Holdings. Carlyle Group is considered the predecessor of the Partnership for accounting purposes, and accordingly, Carlyle Group’s combined and consolidated financial statements are the Partnership’s historical financial statements. The historical condensed combined and consolidated financial statements of Carlyle Group are reflected herein based on the historical ownership interests of the senior Carlyle professionals, CalPERS, and Mubadala in Carlyle Group.

Initial Public Offering

On May 8, 2012, the Partnership completed an initial public offering of 30,500,000 common units priced at $22.00 per unit. The common units are listed on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the initial public offering were approximately $615.8 million, after deducting underwriting discounts and offering expenses. The offering expenses associated with the initial public offering were borne by Carlyle Holdings.

The Partnership used all of these proceeds to purchase an equivalent number of newly issued Carlyle Holdings partnership units from Carlyle Holdings. After completion of the initial public offering, Carlyle Holdings used the proceeds from the initial public offering and existing cash to repay all outstanding indebtedness under the revolving credit facility of its senior secured credit facility totaling $618.1 million and approximately $40.0 million of outstanding indebtedness under a loan agreement Carlyle Group entered into in connection with the acquisition of Claren Road Asset Management LLC, its subsidiaries, and Claren Road Capital, LLC (collectively, “Claren Road”).

As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s financial statements. Because the Partnership purchased the interests in Carlyle Holdings at a valuation in excess of the proportion of the book value of net assets acquired, the Partnership incurred an immediate dilution of approximately $469.8 million, which is calculated as the net proceeds used by the Partnership to purchase the newly issued Carlyle Holdings partnership units of $615.8 million less the book value of such interests of $146.0 million. This dilution is reflected within partners’ capital as a reallocation from partners’ capital to non-controlling interests in Carlyle Holdings.

In conjunction with the initial public offering, the Partnership recorded a deferred tax liability related to outside tax basis difference as a result of the Partnership’s investment in Carlyle Holdings (see Note 14). Accordingly, the Partnership recorded a deferred tax liability of $9.4 million with a corresponding decrease to partners’ capital.

CalPERS Exchange

On May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units in the Partnership pursuant to the exchange agreement entered into with CalPERS and the other limited partners of the Carlyle Holdings partnerships at the time of the initial public offering. The exchange was consummated on May 21, 2012. As a result of the exchange, wholly-owned subsidiaries of the Partnership acquired all 12,721,452 of the Carlyle Holdings partnership units formerly owned by CalPERS, and CalPERS received an equivalent number of common units in the Partnership. The common units were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the common units issued to CalPERS are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act. In addition, CalPERS remains subject to the lock-up agreement entered into by it and the underwriters of the initial public offering which lasts until October 30, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Following the exchange, the total number of common units outstanding (assuming all outstanding Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings partnerships were exchanged for newly-issued common units on a one-for-one basis) remains unchanged at 304,500,000 common units, while the number of common units presently outstanding of the Partnership has increased from 30,500,000 to 43,221,452, and the number of outstanding Carlyle Holdings partnership units has decreased from 274,000,000 to 261,278,548. Following the CalPERS exchange, the Partnership’s ownership interest in Carlyle Holdings has increased from approximately 10% to approximately 14%.

The exchange transaction has been accounted for as an increase in ownership of a subsidiary from a non-controlling interest without a loss in control. Accordingly, the Partnership has recorded a decrease to non-controlling interests in Carlyle Holdings of $60.9 million, representing the carrying value of CalPERS interest in Carlyle Holdings that was exchanged, and a corresponding increase to partners’ capital and accumulated other comprehensive income. The exchange is also subject to the terms of the tax receivable agreement. Accordingly, the Partnership has also recorded a deferred tax asset of $21.5 million, a liability to CalPERS of $18.3 million included in due to affiliates, and an increase in partners’ capital of $3.2 million. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable over approximately the next 15 years.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying condensed consolidated financial statements consolidate: 1) Carlyle-affiliated funds and co-investment entities, for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and 2) variable interest entities (VIEs), including certain CLOs, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.

For entities that are determined to be VIEs, the Partnership consolidates those entities where it is deemed to be the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. In evaluating whether the Partnership is the primary beneficiary, the Partnership evaluates its economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.

In February 2010, Accounting Standards Update (ASU) No. 2010-10, “Amendments for Certain Investment Funds,” was issued. This ASU defers the application of the revised consolidation rules for a reporting enterprise’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance.

As of June 30, 2012, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $22.9 billion and $13.8 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of June 30, 2012, the Partnership held $40.5 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

For all Carlyle-affiliated funds and co-investment entities (collectively “the Funds”) that are not determined to be VIEs, the Partnership consolidates those funds where, as the sole general partner, it has not overcome the presumption of control pursuant to U.S. GAAP. Most Carlyle funds provide a dissolution right upon a simple majority vote of the non-Carlyle affiliated limited partners such that the presumption of control by Carlyle is overcome. Accordingly, these funds are not consolidated in the Partnership’s condensed consolidated financial statements.

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs which are not consolidated because the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to these unconsolidated entities. The assets recognized in the Partnership’s condensed consolidated balance sheets related to the Partnership’s interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Investments	$2.8	$2.3
Receivables	14.1	100.0

Maximum Exposure to Loss	$16.9	$102.3

Basis of Accounting

The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Partnership’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the Portfolio Companies). In the preparation of these condensed consolidated financial statements, the Partnership has retained the specialized accounting for the Funds, pursuant to U.S. GAAP.

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s condensed consolidated balance sheets. Interest income and other income of the Consolidated Funds is included in interest and other income of Consolidated Funds and interest expense and other expenses of the Consolidated Funds is included in interest and other expenses of Consolidated Funds in the Partnership’s condensed consolidated statements of operations. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Partnership’s condensed consolidated balance sheets as partners’ capital appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in consolidated entities in the condensed consolidated statements of operations and partners’ capital appropriated for Consolidated Funds in the condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Partnership’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements and the resulting impact on performance fees. Actual results could differ from these estimates and such differences could be material.

Business Combinations

The Partnership accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed.

Revenue Recognition

Fund Management Fees

The Partnership provides management services to funds in which it holds a general partner interest or has a management agreement. For corporate private equity, certain global market strategies funds and real assets funds, management fees are calculated based on (a) limited partners’ capital commitments to the funds, (b) limited partners’ remaining capital invested in the funds at cost or (c) the net asset value (“NAV”) of certain of the funds, less offsets for the non-affiliated limited partners’ share of transaction advisory and portfolio fees earned, as defined in the respective partnership agreements.

Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semi-annually in advance and are recognized as earned over the subsequent six month period.

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for the CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Management fees from fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the first two to five years of the investment period and 0.3% to 1.0% on the lower of cost of capital invested or fair value of the capital invested thereafter.

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $10.7 million and $16.1 million for the three months ended June 30, 2012 and 2011, respectively, and $21.4 million and $47.2 million for the six months ended June 30, 2012 and 2011, respectively, net of any offsets as defined in the respective partnership agreements.

Performance Fees

Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (or approximately 2% to 10% in the case of most of the Partnership’s fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (subject to catch-up provisions) from its corporate private equity and real assets funds. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as unrealized performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) the fund’s cumulative returns are in excess of the preferred return and (iii) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interests may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2012 and December 31, 2011, the Partnership has recognized $133.4 million and $136.5 million, respectively, for giveback obligations.

In addition to its performance fees from its corporate private equity and real assets funds, the Partnership is also entitled to receive performance fees from certain of its global market strategies funds and fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying condensed consolidated statements of operations.

Investment Income (Loss)

Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership’s equity method investments and other principal investments. Investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $1.3 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $7.0 million for the six months ended June 30, 2012 and 2011, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $185.9 million and $134.9 million for the three months ended June 30, 2012 and 2011, respectively, and $369.9 million and $272.7 million for the six months ended June 30, 2012 and 2011, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

Compensation and Benefits

Base Compensation – Base compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.

Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of June 30, 2012, the Partnership had recorded a liability of $844.2 million in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements. As of December 31, 2011, the Partnership had recorded a liability of $1.1 billion in accrued compensation related to the portion of accrued performance fees due to employees and advisors, of which $314.1 million was included in accrued compensation and benefits and $760.8 million was included in due to Carlyle partners in the accompanying condensed consolidated financial statements.

Income Taxes

For periods prior to the reorganization and initial public offering in May 2012, no provision was made for U.S. federal income taxes in the condensed consolidated financial statements since the profits and losses were allocated to the senior Carlyle professionals who were individually responsible for reporting such amounts. During those periods, based on applicable foreign, state and local tax laws, a provision for income taxes was recorded for certain entities.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

For periods subsequent to the reorganization and initial public offering in May 2012, certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the condensed consolidated financial statements. Based on applicable foreign, state and local tax laws, the Partnership records a provision for income taxes for certain entities. The Partnership’s AlpInvest subsidiary is subject to entity level income taxes in the Netherlands. Tax positions taken by the Partnership are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

The Partnership uses the liability method of accounting for deferred income taxes pursuant to U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on the Partnership’s net deferred tax assets when it is more likely than not that such assets will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. The Partnership recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.

Tax Receivable Agreement

Exchanges of Carlyle Holdings partnership units for the Partnership’s common units that are executed by the limited partners of the Carlyle Holdings partnerships result in transfers of and increases in the tax basis of the tangible and intangible assets of Carlyle Holdings, primarily attributable to a portion of the goodwill inherent in the business. These transfers and increases in tax basis will increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of the Partnership’s subsidiaries, including Carlyle Holdings I GP Inc., which are referred to as the “corporate taxpayers,” would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The Partnership has entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby the corporate taxpayers have agreed to pay to the limited partners of the Carlyle Holdings partnerships involved in any exchange transaction 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that the corporate taxpayers realize as a result of these increases in tax basis and, in limited cases, transfers or prior increases in tax basis. The corporate taxpayers expect to benefit from the remaining 15% of cash tax savings, if any, in income tax they realize. Payments under the tax receivable agreement will be based on the tax reporting positions that the Partnership will determine. The corporate taxpayers will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the Internal Revenue Service.

The Partnership records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that the Partnership estimates that the corporate taxpayers will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Partnership will reduce the deferred tax asset with a valuation allowance. The Partnership records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement, which is included in due to affiliates in the accompanying

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

condensed consolidated financial statements. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Partnership’s partners’ capital. All of the effects of changes in any of the Partnership’s estimates after the date of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

Non-controlling Interests in Consolidated Entities

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third party investors. These interests are adjusted for general partner allocations and by subscriptions and redemptions in hedge funds which occur during the reporting period. Non-controlling interests related to hedge funds are subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time (typically one year), or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds are presented as redeemable non-controlling interests in consolidated entities within the condensed consolidated balance sheets. When redeemable amounts become contractually payable to investors, they are classified as a liability and included in other liabilities of Consolidated Funds in the condensed consolidated balance sheets.

Earnings Per Common Unit

The Partnership computes earnings per common unit in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” Basic earnings per common unit is calculated by dividing net income (loss) attributable to the Partnership by the weighted-average number of common units outstanding for the period. Diluted earnings per common unit reflects the assumed conversion of all dilutive securities.

Prior to the reorganization and the initial public offering in May 2012, Carlyle’s business was conducted through a large number of entities as to which there was no single holding entity, but which were separately owned by senior Carlyle professionals, CalPERS, and Mubadala. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the reorganization and initial public offering.

Investments

Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) the investments held by the Consolidated Funds (all of which are presented at fair value in the Partnership’s condensed consolidated financial statements) and (iii) certain credit-oriented investments. The valuation procedures utilized for investments of the Funds vary depending on the nature of the investment. The fair value of investments in publicly-traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.

The fair value of non-equity securities, which may include instruments that are not listed on an exchange, considers, among other factors, external pricing sources, such as dealer quotes or independent pricing services, recent trading activity or other information that, in the opinion of the Partnership, may not have been reflected in pricing obtained from external sources.

When valuing private securities or assets without readily determinable market prices, the Partnership gives consideration to operating results, financial condition, economic and/or market events, recent sales prices and other pertinent information. These valuation procedures may vary by investment but include such techniques as comparable public market valuation, comparable acquisition valuation and discounted cash flow analysis. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, there is no assurance that, upon liquidation, the Partnership will realize the values presented herein.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Equity-Method Investments

The Partnership accounts for all investments in the unconsolidated Funds in which it has significant influence using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by the Partnership, adjusted for the equity in earnings or losses of the Funds allocated based on the respective Fund partnership agreement, less distributions received. The Partnership evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $56.4 million and $76.6 million at June 30, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $14.2 million and $13.6 million is included in restricted cash at June 30, 2012 and December 31, 2011, respectively. The remaining balance in restricted cash at June 30, 2012 and December 31, 2011 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $37.2 million and $31.7 million is included in restricted cash and securities of Consolidated Funds at June 30, 2012 and December 31, 2011, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips, French government securities, guaranteed investment contracts and other highly liquid asset-backed securities as collateral for specific classes of loans payable in the CLOs. As of June 30, 2012 and December 31, 2011, securities of $43.5 million and $57.5 million, respectively, are included in restricted cash and securities of Consolidated Funds.

Derivative Instruments

Derivative instruments are recognized at fair value in the condensed consolidated balance sheets with changes in fair value recognized in the condensed consolidated statements of operations for all derivatives not designated as hedging instruments. For all derivatives where hedge accounting is applied, effectiveness testing and other procedures to assess the ongoing validity of the hedges are performed at least quarterly. For instruments designated as cash flow hedges, the Partnership records changes in the estimated fair value of the derivative, to the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

extent that the hedging relationship is effective, in other comprehensive income (loss). If the hedging relationship for a derivative is determined to be ineffective, due to changes in the hedging instrument or the hedged items, the fair value of the portion of the hedging relationship determined to be ineffective will be recognized as a gain or loss in the condensed consolidated statements of operations.

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

Intangible Assets and Goodwill

The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.

Due to Carlyle Partners

For periods prior to the reorganization and initial public offering in May 2012, the Partnership recognized a distribution from members’ equity and distribution payable to the senior Carlyle professionals when services were rendered and performance fee allocations were earned. Also included were certain amounts due to senior Carlyle professionals related to business acquisitions in 2011 and 2010. Any unpaid distributions, which reflected the Partnership’s obligation to those partners, was presented as due to Carlyle partners in the accompanying condensed consolidated balance sheets.

Subsequent to the reorganization and initial public offering, the liability for all compensatory amounts owed to these Carlyle individuals has been reclassified to accrued compensation and benefits in the accompanying condensed consolidated financial statements. The liability for non-compensatory amounts owed to these Carlyle individuals related to business acquisitions in 2011 and 2010 has been reclassified to due to affiliates in the accompanying condensed consolidated financial statements.

Deferred Revenue

Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges and foreign currency translation adjustments.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $0.2 million for the three months ended June 30, 2012 and 2011, and $(3.5) million and $(0.9) million for the six months ended June 30, 2012 and 2011, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance for fair value measurements and disclosures to converge U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amended guidance, included in ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP,” is generally clarifying in nature, but does change certain existing measurement principles in ASC 820 and requires additional disclosure about fair value measurements and unobservable inputs. The Partnership adopted this guidance as of January 1, 2012, and the adoption did not have a material impact on the Partnership’s financial statements. The Partnership has included the additional disclosures required by this guidance in Note 4.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of changes in equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. In December 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Partnership adopted this guidance as of January 1, 2012, and has included a separate statement of comprehensive income for the periods ended June 30, 2012 and 2011 in the accompanying condensed consolidated financial statements.

In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amended guidance, included in ASU 2011-08, “Testing Goodwill for Impairment” is effective for the Partnership for its annual reporting period beginning after December 15, 2011. The amended guidance is intended to reduce complexity by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Partnership does not expect the adoption to have a material impact on the Partnership’s financial statements.

In December 2011, the FASB amended its guidance for offsetting financial instruments. The amended guidance, included in ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” is effective for the Partnership for its annual reporting period beginning on or after January 1, 2013. The amended guidance requires additional disclosure about netting arrangements to enable financial statement users to evaluate the effect or potential effect of such arrangements on an entity’s financial position. The Partnership does not expect the adoption to have a material impact on the Partnership’s financial statements.

3. Acquisitions and Acquired Intangible Assets

Acquisition of CLO Management Contracts

On February 28, 2012, the Partnership purchased four European CLO management contracts from Highland Capital Management L.P. for approximately €32.4 million in cash. In August 2011, the Partnership purchased a management contract relating to a CLO managed by The Foothill Group, Inc. for approximately $8.6 million in cash. The acquired contractual rights are finite-lived intangible assets. Pursuant to the accounting guidance for consolidation, these CLOs are required to be consolidated and the results of the acquired CLOs have been included in the condensed consolidated statements of operations since their acquisition. These transactions were accounted for as asset acquisitions.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Acquisition of AlpInvest

On July 1, 2011, the Partnership completed the acquisition of a 60% equity interest in AlpInvest Partners N.V. (“AlpInvest”). The Partnership consolidated the financial position and results of operations of AlpInvest effective July 1, 2011 and accounted for this transaction as a business combination. The Partnership also consolidated certain AlpInvest-managed funds effective July 1, 2011. For a complete description of this acquisition, please refer to Note 3 of the Partnership’s combined and consolidated financial statements for the year ended December 31, 2011.

As of June 30, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle personnel was $6.4 million and $7.1 million, respectively, and has been included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel of $(0.1) million and $0.5 million for the three and six months ended June 30, 2012, respectively, are recorded in other non-operating expenses in the condensed consolidated statements of operations. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of June 30, 2012 and December 31, 2011.

Acquisition of ESG

On July 1, 2011, the Partnership acquired 55% of Emerging Sovereign Group LLC, its subsidiaries, and Emerging Sovereign Partners LLC (collectively, “ESG”), an emerging markets equities and macroeconomic strategies investment manager. The Partnership consolidated the financial position and results of operations of ESG effective July 1, 2011 and accounted for this transaction as a business combination. The Partnership also consolidated four ESG-managed funds effective July 1, 2011 and one additional ESG-managed fund for which it obtained control during the third quarter of 2011. For a complete description of this acquisition, please refer to Note 3 of the Partnership’s combined and consolidated financial statements for the year ended December 31, 2011.

The fair value of the contingent consideration included in this acquisition was based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement.

As of June 30, 2012 and December 31, 2011, the fair value of the performance-based contingent cash and equity consideration payable to the ESG sellers who are senior Carlyle professionals was $68.4 million and $67.4 million and has been included in due to affiliates and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts were $2.3 million and $1.0 million for the three and six months ended June 30, 2012, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating expenses in the condensed consolidated statements of operations.

As of June 30, 2012 and December 31, 2011, the amount of employment-based contingent cash consideration payable to the ESG sellers who are senior Carlyle professionals was $4.7 million and $2.3 million and has been included in accrued compensation and benefits and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. Changes in the value of these amounts were $1.2 million and $2.4 million for the three and six months ended June 30, 2012, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the value of this contingent consideration was recorded in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the value of these amounts are recorded as compensation expense in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle personnel was $5.1 million and $5.0 million, respectively, and has been included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel are recorded in other non-operating expenses in the condensed consolidated statements of operations.

Refer to Note 4 for additional disclosures related to the fair value of these instruments as of June 30, 2012 and December 31, 2011.

Acquisition of Claren Road

On December 31, 2010, the Partnership acquired 55% of Claren Road, a credit hedge fund manager. The Partnership consolidated the financial position and results of operations of Claren Road effective December 31, 2010, and has accounted for this transaction as a business combination in the accompanying condensed consolidated financial statements. The Partnership also consolidated two Claren Road-managed hedge funds effective December 31, 2010. For a complete description of this acquisition, please refer to Note 3 of the Partnership’s combined and consolidated financial statements for the year ended December 31, 2011.

The fair value of the contingent consideration included in this acquisition was based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement.

At June 30, 2012 and December 31, 2011, the fair value of the performance-based contingent cash and equity consideration payable to the Claren Road sellers who are senior Carlyle professionals of $69.9 million and $68.4 million, respectively, has been recorded in due to affiliates and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts were ($2.5) million and $4.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $5.4 million for the six months ended June 30, 2012 and 2011, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating expenses in the condensed consolidated statements of operations.

At June 30, 2012 and December 31, 2011, the amount of employment-based contingent cash consideration payable to the Claren Road sellers who are senior Carlyle professionals of $60.0 million has been recorded as accrued compensation and benefits and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets.

At June 30, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle personnel of $20.8 million and $21.5 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel of $0.7 million and $2.2 million for the three months ended June 30, 2012 and 2011, respectively, and ($0.7) million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively, are recorded in other non-operating expenses in the condensed consolidated statements of operations.

Refer to Note 4 for additional disclosures related to the fair value of these instruments as of June 30, 2012 and December 31, 2011.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

The following table summarizes the carrying amount of intangible assets as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Acquired contractual rights	$654.2	$615.8
Acquired trademarks	6.8	6.8
Accumulated amortization	(102.7)	(64.5)

Finite-lived intangible assets, net	558.3	558.1
Goodwill	36.6	36.8

Intangible assets, net	$594.9	$594.9

The following table summarizes the changes in the carrying amount of goodwill, by segment as of June 30, 2012. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Fund of Funds Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2011	$28.0	$8.8	$36.8
Foreign currency translation	—	(0.2)	(0.2)

Balance as of June 30, 2012	$28.0	$8.6	$36.6

Intangible asset amortization expense was $19.7 million and $12.9 million for the three months ended June 30, 2012 and 2011, respectively, and $38.4 million and $25.2 million for the six months ended June 30, 2012 and 2011, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2012 through 2016 and thereafter (Dollars in millions):

2012	$77.9
2013	79.0
2014	78.6
2015	76.2
2016	69.9
Thereafter	216.9

$598.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Partnership does not adjust the quoted price for these instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2012:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$344.4	$556.6	$2,140.0	$3,041.0
Bonds	—	—	891.0	891.0
Loans	—	—	12,643.1	12,643.1
Partnership and LLC interests(1)	—	—	4,467.1	4,467.1
Hedge funds	—	2,531.7	—	2,531.7
Other	—	—	11.4	11.4

	$344.4	$3,088.3	$20,152.6	$23,585.3
Trading securities and other	—	—	35.5	35.5
Restricted securities of Consolidated Funds	43.5	—	—	43.5

Total	$387.9	$3,088.3	$20,188.1	$23,664.3

Liabilities
Loans payable of Consolidated Funds	$—	$—	$12,565.0	$12,565.0
Interest rate swaps	—	10.5	—	10.5
Derivative instruments of the CLOs	—	—	16.7	16.7
Contingent consideration(2)	—	—	170.6	170.6

Total	$—	$10.5	$12,752.3	$12,762.8

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2011:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$61.9	$718.4	$1,868.9	$2,649.2
Bonds	—	—	557.0	557.0
Loans	—	—	10,152.6	10,152.6
Partnership and LLC interests(1)	—	—	4,198.6	4,198.6
Hedge funds	—	1,929.1	—	1,929.1
Other	—	—	20.8	20.8

	$61.9	$2,647.5	$16,797.9	$19,507.3
Trading securities and other	—	—	30.6	30.6
Restricted securities of Consolidated Funds	57.5	—	—	57.5

Total	$119.4	$2,647.5	$16,828.5	$19,595.4

Liabilities
Loans payable of Consolidated Funds	$—	$—	$9,689.9	$9,689.9
Interest rate swaps	—	7.3	—	7.3
Subordinated loan payable to affiliate	—	—	262.5	262.5
Contingent consideration(2)	—	—	169.2	169.2

Total	$—	$7.3	$10,121.6	$10,128.9

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

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

In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:

Corporate Private Equity Investments – The fair values of corporate private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Certain fund investments in the Partnership’s Global Market Strategies, Real Assets and Fund of Funds solutions segments are comparable to corporate private equity investments and are valued in accordance with these policies.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

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

Credit-Oriented Investments – The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. In some instances, the Partnership may utilize other valuation techniques, including the discounted cash flow method.

CLO Investments and CLO Loans Payable – The Partnership has elected the fair value option to measure the loans payable of the CLOs at fair value, as the Partnership has determined that measurement of the loans payable and preferred shares issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The investments of the CLOs are also carried at fair value.

The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Partnership corroborates quotations from pricing services either with other available pricing data or with its own models. Generally, the bonds and loans in the CLOs are not actively traded and are classified as Level III.

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

Fund Investments – The Partnership’s investments in funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which is typically a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Three Months Ended June 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$1,861.6	$876.7	$12,750.3	$4,149.1	$11.6	$32.4	19,681.7
Initial consolidation of the CLOs	—	13.0	382.7	—	—	—	395.7
Transfers out (1)	(20.2)	—	—	—	—	—	(20.2)
Purchases	19.1	114.0	1,579.0	148.8	—	—	1,860.9
Sales	(16.2)	(80.3)	(655.8)	(77.8)	(0.3)	—	(830.4)
Settlements	—	—	(1,151.8)	—	—	—	(1,151.8)
Realized and unrealized gains (losses), net	295.7	(32.4)	(261.3)	247.0	0.1	3.1	252.2

Balance, end of period	$2,140.0	$891.0	$12,643.1	$4,467.1	$11.4	$35.5	$20,188.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$306.8	$(1.8)	$(9.6)	$283.4	$2.8	$3.1	$584.7

	Financial Assets
	Six Months Ended June 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	16,828.5
Initial consolidation of the CLOs	25.2	287.7	3,024.2	—	—	—	3,337.1
Transfers out (1)	(145.6)	—	—	—	—	—	(145.6)
Purchases	41.0	174.4	2,543.0	309.8	—	—	3,068.2
Sales	(110.5)	(140.7)	(1,251.1)	(167.4)	(2.0)	—	(1,671.7)
Settlements	—	—	(1,862.8)	—	—	—	(1,862.8)
Realized and unrealized gains (losses), net	461.0	12.6	37.2	126.1	(7.4)	4.9	634.4

Balance, end of period	$2,140.0	$891.0	$12,643.1	$4,467.1	$11.4	$35.5	$20,188.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$687.9	$25.2	$150.6	$458.0	$1.5	$4.9	$1,328.1

	Financial Assets
	Three Months Ended June 30, 2011
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$46.5	$466.9	$10,517.7	$13.2	$32.7	$27.1	$11,104.1
Purchases	—	193.5	1,732.2	—	—	—	1,925.7
Sales	(10.9)	(99.5)	(466.0)	—	(9.9)	—	(586.3)
Settlements	—	(2.8)	(1,505.3)	—	—	—	(1,508.1)

Realized and unrealized gains (losses), net	(0.9)	10.0	79.2	(0.1)	12.3	(2.2)	98.3

Balance, end of period	$34.7	$568.1	$10,357.8	$13.1	$35.1	$24.9	$11,033.7

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(0.4)	$4.1	$(14.9)	$—	$11.6	$(2.2)	$(1.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Assets
	Six Months Ended June 30, 2011
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$36.8	$460.3	$10,433.5	$14.8	$33.9	$21.8	$11,001.1
Transfers out (1)	(4.4)	—	—	—	—	—	(4.4)
Purchases	4.8	278.1	3,149.0	—	—	2.5	3,434.4
Sales	(21.2)	(221.7)	(1,016.7)	(0.2)	(12.9)	(0.2)	(1,272.9)
Settlements	—	(2.8)	(2,761.6)	—	—	—	(2,764.4)
Realized and unrealized gains (losses), net	18.7	54.2	553.6	(1.5)	14.1	0.8	639.9

Balance, end of period	$34.7	$568.1	$10,357.8	$13.1	$35.1	$24.9	$11,033.7

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$15.4	$29.5	$203.5	$(1.4)	$11.3	$0.8	$259.1

(1)	Transfers out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

	Financial Liabilities
	Three Months Ended June 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$12,454.6	$4.8	$—	$170.5	$12,629.9
Initial consolidation of the CLOs	497.4	—	—	—	497.4
Borrowings	1.5	—	—	—	1.5
Paydowns	(324.4)	—	—	(0.5)	(324.9)
Sales	—	(0.3)	—	—	(0.3)
Realized and unrealized (gains) losses, net	(64.1)	12.2	—	0.6	(51.3)

Balance, end of period	$12,565.0	$16.7	$—	$170.6	$12,752.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$179.4	$(8.5)	$—	$0.6	$171.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Liabilities
	Six Months Ended June 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of the CLOs	3,203.3	4.6	—	—	3,207.9
Borrowings	1.5	—	—	—	1.5
Paydowns	(507.3)	—	(260.0)	(1.2)	(768.5)
Sales	—	(0.3)	—	—	(0.3)
Realized and unrealized (gains) losses, net	177.6	12.4	(2.5)	2.6	190.1

Balance, end of period	$12,565.0	$16.7	$—	$170.6	$12,752.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$329.2	$(19.2)	$—	$(0.2)	$309.8

	Financial Liabilities
	Three Months Ended June 30, 2011
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$10,734.6	$2.9	$508.7	$96.7	11,342.9
Borrowings	8.5	—	—	—	8.5
Paydowns	(561.0)	—	—	—	(561.0)
Realized and unrealized losses, net	243.2	0.3	3.0	6.6	253.1

Balance, end of period	$10,425.3	$3.2	$511.7	$103.3	$11,043.5

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$100.0	$0.3	$3.0	$2.2	$105.5

	Financial Liabilities
	Six Months Ended June 30, 2011
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$10,418.5	$1.9	$494.0	$95.0	$11,009.4
Borrowings	9.2	—	—	—	9.2
Paydowns	(978.4)	(0.1)	—	—	(978.5)
Realized and unrealized losses, net	976.0	1.4	17.7	8.3	1,003.4

Balance, end of period	$10,425.3	$3.2	$511.7	$103.3	$11,043.5

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$621.5	$1.2	$17.7	$2.9	$643.3

Total realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2012:

(Dollars in millions)	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,018.0	Comparable Multiple	LTM EBITDA Multiple	5.3x - 13.8x (9.0x)
	46.2	Comparable Multiple	Price Earnings Multiple	(10.6x)
	16.0	Comparable Multiple	Book Value Multiple	(1.0x)
	59.8	Consensus Pricing	Indicative Quotes ($ per Share)	($15)
Bonds	891.0	Consensus Pricing	Indicative Quotes (% of Par)	(89)
Loans	12,286.4	Consensus Pricing	Indicative Quotes (% of Par)	(93)
	356.7	Discounted Cash Flow	Discount Rate	8% - 24% (11%)
Partnership and LLC interests	4,467.1	NAV of Underlying Fund(1)	N/A	N/A
Other	11.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(5)

	$20,152.6
Trading securities and other	35.5	Dealer Pricing	Indicative Quotes (% of Par)	80 - 98 (90)

Total	$20,188.1

Liabilities
Loans payable of Consolidated Funds
Senior secured notes	$11,746.7	Discounted Cash Flow with Consensus Pricing	Discount Rates	(5%)
			Default Rates	(3%)
			Recovery Rates	(66%)
			Indicative Quotes (% of Par)	(88)
Subordinated notes and preferred shares	812.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	(27%)
			Default Rates	(3%)
			Recovery Rates	(67%)
			Indicative Quotes (% of Par)	(42)
Combination notes	5.5	Consensus Pricing	Indicative Quotes (% of Par)	(92)
Derivative instruments of Consolidated Funds	16.7	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(6)
Contingent consideration(2)	170.6	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	37% - 100% (84%)
			Discount Rate	5% - 25% (21%)

Total	$12,752.3

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include EBITDA, price-earnings and book value multiples, as well as indicative quotes. Significant decreases in any of those inputs in isolation would result in a lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are discount rates and indicative quotes. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s other investments of Consolidated Funds, trading securities and other investments, and derivative instruments of Consolidated Funds are primarily indicative quotes. A significant decrease in this input in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of Consolidated Funds are discount rates, default rates and recovery rates. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates in isolation would result in a significantly higher fair value.

The significant unobservable inputs used in the fair value measurement of the Partnership’s contingent consideration are assumed percentage of total potential contingent payments and discount rates. A significant decrease in the assumed percentage of total potential contingent payments or increase in discount rates in isolation would result in a significantly lower fair value measurement.

5. Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$1,574.5	$1,599.2
Global Market Strategies	65.3	170.0
Real Assets	294.1	270.9
Fund of Funds Solutions	185.9	149.0

Total	$2,119.8	$2,189.1

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$(74.9)	$(77.8)
Global Market Strategies	(1.2)	(1.2)
Real Assets	(57.3)	(57.5)

Total	$(133.4)	$(136.5)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Corporate Private Equity	$(217.6)	$270.1	$246.9	$963.8
Global Market Strategies	6.9	44.5	52.4	124.5
Real Assets	(30.4)	31.1	75.1	132.1
Fund of Funds Solutions	20.7	—	46.0	—

Total	$(220.4)	$345.7	$420.4	$1,220.4

Approximately 56% and 55% of accrued performance fees at June 30, 2012 and December 31, 2011, respectively, are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds. Performance fees from these funds were losses of $133.0 million and gains of $265.0 million of total performance fees for the three months ended June 30, 2012 and 2011, respectively, and gains of $189.0 million and $864.1 million of total performance fees for the six months ended June 30, 2012 and 2011, respectively. Total revenues recognized from Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were ($149.5) million and $66.2 million, respectively, for the three months ended June 30, 2012, and $137.6 million and $159.4 million, respectively, for the six months ended June 30, 2012.

6. Investments

Investments consist of the following:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$366.3	$419.9
Trading securities and other investments	40.3	35.0

Total investments	$406.6	$454.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Equity-Method Investments

The Partnership holds investments in its unconsolidated funds, typically as general partner interests, which are accounted for under the equity method. Investments are related to the following segments:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$175.5	$238.5
Global Market Strategies	14.6	11.9
Real Assets	176.2	169.5

Total	$366.3	$419.9

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, which are not consolidated but in which Carlyle exerts significant influence. The summarized financial information of the Partnership’s equity method investees is as follows (Dollars in millions):

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Statement of income information
Investment income	$255.4	$148.1	$38.1	$33.7	$126.9	$203.3	$420.4	$385.1
Expenses	119.9	140.7	17.1	10.7	110.2	99.3	247.2	250.7

Net investment income	135.5	7.4	21.0	23.0	16.7	104.0	173.2	134.4
Net realized and unrealized gain (loss)	(738.2)	1,909.5	23.7	58.7	(984.2)	155.0	(1,698.7)	2,123.2

Net income	$(602.7)	$1,916.9	$44.7	$81.7	$(967.5)	$259.0	$(1,525.5)	$2,257.6

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Statement of income information
Investment income	$315.9	$198.1	$73.1	$64.4	$243.1	$311.4	$632.1	$573.9
Expenses	250.4	267.2	27.3	21.4	211.6	192.6	489.3	481.2

Net investment income (loss)	65.5	(69.1)	45.8	43.0	31.5	118.8	142.8	92.7
Net realized and unrealized gain	2,194.5	5,095.5	224.9	312.6	1,141.2	1,538.8	3,560.6	6,946.9

Net income	$2,260.0	$5,026.4	$270.7	$355.6	$1,172.7	$1,657.6	$3,703.4	$7,039.6

	Corporate		Global
	Private Equity		Market Strategies		Real Assets		Aggregate Totals
	As of		As of		As of		As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Balance sheet information
Investments	$36,349.9	$36,517.6	$1,932.9	$1,936.2	$22,796.6	$20,952.4	$61,079.4	$59,406.2
Total assets	$37,511.5	$37,729.7	$2,088.0	$2,224.3	$23,557.1	$21,860.3	$63,156.6	$61,814.3
Debt	$149.8	$79.9	$32.0	$64.0	$1,394.2	$1,978.1	$1,576.0	$2,122.0
Other liabilities	$352.2	$278.7	$13.7	$116.0	$301.5	$260.9	$667.4	$655.6
Total liabilities	$502.0	$358.6	$45.7	$180.0	$1,695.7	$2,239.0	$2,243.4	$2,777.6
Partners' capital	$37,009.5	$37,371.1	$2,042.3	$2,044.3	$21,861.4	$19,621.3	$60,913.2	$59,036.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Investment Income

The components of investment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Income from equity investments	$4.5	$21.0	$26.0	$60.6
Income (loss) from trading securities	2.5	(0.4)	4.6	0.9
Other investment income (loss)	—	—	(2.1)	0.5

Total	$7.0	$20.6	$28.5	$62.0

Carlyle’s income from its equity-method investments is included in investment income in the condensed consolidated statements of operations and consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Corporate Private Equity	$2.2	$19.6	$22.1	$52.4
Global Market Strategies	0.2	0.3	1.0	0.9
Real Assets	2.1	1.1	2.9	7.3

Total	$4.5	$21.0	$26.0	$60.6

Trading Securities and Other Investments

Trading securities as of June 30, 2012 and December 31, 2011 primarily consisted of $40.3 million and $35.0 million, respectively, of investments in corporate mezzanine securities, bonds and warrants.

Investments of Consolidated Funds

On March 30, 2012 and June 28, 2012, the Partnership formed two new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its condensed consolidated financial statements beginning on their respective formation dates. As of June 30, 2012, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $1.5 billion.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Dollars in millions)
United States
Equity securities:
Accommodation and Food Services	$43.7	$106.1	0.19%	0.54%
Administrative Support, Waste Management, Remediation Services	294.1	3.7	1.25%	0.02%
Aerospace and defense	—	53.2	—	0.27%
Finance and Insurance	45.7	44.3	0.19%	0.23%
Health Care and Social Assistance	57.1	31.8	0.24%	0.16%
Information	91.3	48.0	0.39%	0.25%
Manufacturing	348.5	412.7	1.48%	2.12%
Professional, Scientific, Technical Services	547.9	500.0	2.32%	2.56%
Retail trade	145.8	147.1	0.62%	0.75%
Wholesale Trade	116.1	17.9	0.49%	0.09%
Other	80.4	117.5	0.34%	0.60%

Total equity securities (cost of $1,932.2 and $2,160.6 at June 30, 2012 and December 31, 2011, respectively)	1,770.6	1,482.3	7.51%	7.59%

Partnership and LLC interests:
Fund investments	2,933.5	2,701.0	12.44%	13.85%

Total Partnership and LLC interests (cost of $2,650.2 and $2,593.5 at June 30, 2012 and December 31, 2011, respectively)	2,933.5	2,701.0	12.44%	13.85%

Loans:
Administrative Support, Waste Management, Remediation Services	29.1	60.6	0.12%	0.31%
Finance and Insurance	43.3	—	0.18%	—
Manufacturing	64.6	65.0	0.27%	0.33%
Professional, Scientific, Technical Services	107.2	81.1	0.45%	0.42%
Wholesale Trade	77.5	48.2	0.33%	0.25%
Other	26.3	81.7	0.11%	0.42%

Total loans (cost of $419.1 and $361.4 at June 30, 2012 and December 31, 2011, respectively)	348.0	336.6	1.46%	1.73%

Total investment in hedge funds	2,531.7	1,929.1	10.73%	9.89%

Assets of the CLOs
Bonds	289.0	247.7	1.23%	1.27%
Equity	56.6	25.3	0.24%	0.13%
Loans	7,763.5	6,911.6	32.93%	35.43%
Other	—	0.1	—	0.00%

Total assets of the CLOs (cost of $8,235.1 and $7,446.8 at June 30, 2012 and December 31, 2011, respectively)	8,109.1	7,184.7	34.40%	36.83%

Total United States	$15,692.9	$13,633.7	66.54%	69.89%

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Dollars in millions)
Canada
Equity securities:
Manufacturing	$2.1	$2.9	0.01%	0.01%
Other	—	2.9	—	0.02%

Total equity securities (cost of $0 and $6.1 at June 30, 2012 and December 31, 2011, respectively)	2.1	5.8	0.01%	0.03%

Partnership and LLC interests:
Fund investments	42.4	45.0	0.18%	0.23%

Total Partnership and LLC interests (cost of $109.8 and $112.0 at June 30, 2012 and December 31, 2011, respectively)	42.4	45.0	0.18%	0.23%

Loans:
Transportation and Warehousing	6.9	8.0	0.03%	0.04%

Total loans (cost of $15.2 and $9.5 at June 30, 2012 and December 31, 2011, respectively)	6.9	8.0	0.03%	0.04%

Assets of the CLOs
Bonds	8.5	15.8	0.04%	0.08%
Loans	180.7	228.5	0.77%	1.17%

Total assets of the CLOs (cost of $190.3 and $247.1 at June 30, 2012 and December 31, 2011, respectively)	189.2	244.3	0.81%	1.25%

Total Canada	$240.6	$303.1	1.03%	1.55%

Europe
Equity securities:
Administrative Support, Waste Management, Remediation Services	$130.1	$104.4	0.55%	0.53%
Health Care and Social Assistance	77.7	13.2	0.33%	0.07%
Information	94.3	88.1	0.40%	0.45%
Manufacturing	382.2	389.2	1.62%	2.00%
Retail Trade	216.2	95.4	0.92%	0.49%
Wholesale Trade	97.5	62.8	0.41%	0.32%
Other	73.6	93.7	0.31%	0.48%

Total equity securities (cost of $1,512.3 and $1,249.3 at June 30, 2012 and December 31, 2011, respectively)	1,071.6	846.8	4.54%	4.34%

Partnership and LLC interests:
Fund investments	983.1	976.9	4.17%	5.01%

Total Partnership and LLC interests (cost of $1,054.6 and $1,052.6 at June 30, 2012 and December 31, 2011, respectively)	$983.1	$976.9	4.17%	5.01%

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Dollars in millions)
Europe
Loans:
Manufacturing	$1.9	$158.2	0.01%	0.81%
Other	—	135.1	—	0.69%

Total loans (cost of $0 and $413.3 at June 30, 2012 and December 31, 2011, respectively)	1.9	293.3	0.01%	1.50%

Assets of the CLOs
Bonds	583.0	288.6	2.47%	1.48%
Equity	5.4	12.5	0.02%	0.06%
Loans	4,342.2	2,577.2	18.41%	13.21%
Other	11.4	20.7	0.05%	0.11%

Total assets of the CLOs (cost of $5,482.7 and $3,345.2 at June 30, 2012 and December 31, 2011, respectively)	4,942.0	2,899.0	20.95%	14.86%

Total Europe	$6,998.6	$5,016.0	29.67%	25.71%

Australia
Assets of the CLOs
Bonds	$10.5	$4.9	0.04%	0.03%

Total assets of the CLOs (cost of $10.5 and $5.0 at June 30, 2012 and December 31, 2011, respectively)	10.5	4.9	0.04%	0.03%

Total Australia	$10.5	$4.9	0.04%	0.03%

Global
Equity securities:
Manufacturing	$134.6	$73.9	0.57%	0.38%

Total equity securities (cost of $86.6 and $85.3 at June 30, 2012 and December 31, 2011, respectively)	134.6	73.9	0.57%	0.38%

Partnership and LLC interests:
Fund investments	508.1	475.7	2.15%	2.44%

Total Partnership and LLC interests (cost of $429.0 and $427.2 at June 30, 2012 and December 31, 2011, respectively)	508.1	475.7	2.15%	2.44%

Total Global	$642.7	$549.6	2.72%	2.82%

Total investments of Consolidated Funds (cost of $22,127.6 and $19,514.9 at June 30, 2012 and December 31, 2011, respectively)	$23,585.3	$19,507.3	100.00%	100.00%

There were no individual investments with a fair value greater than five percent of total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Interest income from investments	$185.9	$134.9	$369.9	$272.7
Other income	33.3	28.2	60.8	57.7

Total	$219.2	$163.1	$430.7	$330.4

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Gains from investments of Consolidated Funds	$577.6	$74.4	$1,608.7	$417.5
Losses from liabilities of CLOs	(193.3)	(169.1)	(352.5)	(696.1)
Gains on other assets of CLOs	2.3	2.0	2.5	1.6

Total	$386.6	$(92.7)	$1,258.7	$(277.0)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Realized gains	$246.2	$97.0	$461.3	$143.1
Net change in unrealized gains (losses)	331.4	(22.6)	1,147.4	274.4

Total	$577.6	$74.4	$1,608.7	$417.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,920.2	$7,290.6
Non-Carlyle interests in majority-owned subsidiaries	232.5	159.4
Non-controlling interest in AlpInvest	33.7	40.2
Non-controlling interest in carried interest and cash held for carried interest distributions	39.4	6.0

Non-controlling interests in consolidated entities	$8,225.8	$7,496.2

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$551.8	$38.0	$1,324.0	$47.6
Non-Carlyle interests in majority-owned subsidiaries	3.0	12.6	10.4	19.9
Non-controlling interest in carried interest and cash held for carried interest distributions	(35.6)	2.2	(34.6)	2.3

Net income (loss) attributable to other non-controlling interests in consolidated entities	519.2	52.8	1,299.8	69.8
Net income (loss) attributable to equity appropriated for CLOs	(172.9)	(143.8)	(67.8)	(326.5)
Net (loss) income attributable to redeemable non-controlling interests in consolidated entities	11.6	29.9	(9.2)	65.6

Non-controlling interests in income (loss) of consolidated entities	$357.9	$(61.1)	$1,222.8	$(191.1)

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Fixed Assets, Net

The components of the Partnership’s fixed assets are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Furniture, fixtures and equipment	$38.0	$37.4
Computer hardware and software	100.1	94.8
Leasehold improvements	56.1	49.1

Total fixed assets	194.2	181.3
Less: accumulated depreciation	(133.1)	(128.6)

Net fixed assets	$61.1	$52.7

Depreciation and amortization expense of $4.3 million and $6.1 million for the three months ended June 30, 2012 and 2011, respectively, and $9.8 million and $12.0 million for the six months ended June 30, 2012 and 2011, respectively, is included in general, administrative and other expenses in the condensed consolidated statements of operations.

9. Loans Payable

Senior Secured Credit Facility

At December 31, 2011, the Partnership had in place a senior secured credit facility with certain financial institutions under which it could borrow up to $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility was scheduled to mature on September 30, 2016. As of December 31, 2011, $500.0 million was outstanding under the term loan and $310.9 million was outstanding under the revolving credit facility. On May 9, 2012, the senior secured credit facility was replaced by the new senior credit facility (discussed below).

Senior Credit Facility

On December 13, 2011, the Partnership entered into a new senior credit facility which became operative on May 9, 2012. The new senior credit facility replaces the pre-existing senior secured credit facility, amounts borrowed under the pre-existing senior secured credit facility were deemed to have been repaid by borrowings in like amounts under the new senior credit facility, and the Partnership is no longer subject to the financial and other covenants of the pre-existing senior secured credit facility.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The new senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility will accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at June 30, 2012). As of June 30, 2012, $500.0 million was outstanding under the term loan. Outstanding principal amounts under the term loan are payable quarterly beginning in September 2014 as follows (Dollars in millions):

2014	$75.0
2015	175.0
2016	250.0

$500.0

As of June 30, 2012, no amounts were outstanding under the revolving credit facility. The outstanding balance on the revolving credit facility of the pre-existing senior secured credit facility of $618.1 million as of May 8, 2012 was repaid with proceeds from the Partnership’s initial public offering.

The new senior credit facility is unsecured. The Partnership is required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $53.0 billion plus 70% of any future acquired assets under management and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. The Partnership is no longer subject to a senior debt leverage ratio or a minimum interest coverage ratio. Non-compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

Total interest expense under the new senior credit facility and the pre-existing senior secured credit facility was $5.7 million and $4.9 million for the three months ended June 30, 2012 and 2011, respectively, and $12.4 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2012 and December 31, 2011 approximated par value.

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership entered into an interest rate swap in March 2008 to fix the base LIBOR interest rate on approximately 33% of the $725.0 million in term loan borrowings at 3.319%. The interest rate swap had an initial notional amount of $239.2 million and amortizes through August 20, 2013 (the swap’s maturity date) as the related term loan borrowings are repaid. This instrument was designated as a cash flow hedge and remains in place after the new senior credit facility became operative on May 9, 2012.

In December 2011, the Partnership entered into a second interest rate swap to fix the base LIBOR interest rate at 1.082% on the remaining term loan borrowings not hedged by the March 2008 interest rate swap. This interest rate swap matures on September 30, 2016, which coincides with the maturity of the term loan. This instrument has been designated as a cash flow hedge and remains in place after the new senior credit facility became operative on May 9, 2012.

The effective portion of losses related to change in the fair value of the swaps were $5.3 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $6.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. The ineffective portion of losses recognized in earnings were not significant for any period presented. The balance in accumulated other comprehensive loss related to these cash flow hedges will be reclassified into earnings as interest expense is recognized. As of June 30, 2012, approximately $5.4 million of the accumulated other comprehensive loss related to these cash flow hedges is expected to be recognized as a decrease to income from continuing operations over the next twelve months.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Loans

As part of the Claren Road acquisition, the Partnership entered into a loan agreement for $47.5 million. The loan was scheduled to mature on December 31, 2015 and interest was payable semi-annually at an adjustable annual rate, currently 6.0%. The outstanding balance on the Claren Road loan of $40.0 million was repaid with proceeds from the Partnership’s initial public offering on May 8, 2012. Total interest expense was not significant for the three months and six months ended June 30, 2012 and 2011.

Also in connection with the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. The loan was scheduled to mature on January 3, 2017 and interest was payable quarterly, commencing March 31, 2011 at an annual rate of 8.0%. The remaining principal balance outstanding of $10.0 million was repaid in the first quarter of 2012. Total interest expense was not significant for the three months ended June 30, 2011 and the six months ended June 30, 2012 and 2011.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including among other items, maintenance of a minimum amount of management fee earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2012.

Subordinated Loan Payable to Affiliate

In December 2010, the Partnership received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes and a 2% equity interest in the Former Parent Entities. Interest on the notes was payable semi-annually, commencing June 30, 2011 at a rate of 7.25% per annum to the extent paid in cash or 7.5% per annum to the extent paid by issuing payment-in-kind notes (“PIK Notes”). In October 2011, the Partnership borrowed $265.5 million under its revolving credit facility to redeem $250.0 million aggregate principal amount of the subordinated notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $5.5 million. In March 2012, the Partnership borrowed $263.1 million under its revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of the subordinated notes held by Mubadala for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million.

Total interest expense on the subordinated notes was $9.0 million and $19.0 million for the three months and six months ended June 30, 2011, respectively. Total interest expense was $3.1 million for the six months ended June 30, 2012.

Loans Payable of Consolidated Funds

Loans payable of Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities, and are included in loans payable of Consolidated Funds in the condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2012 and December 31, 2011, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,192.6	$11,746.7	1.53%		8.85
Subordinated notes, Income notes and Preferred shares	656.8	812.8	N/A	(a)	8.42
Combination notes	5.7	5.5	N/A	(b)	9.43

Total	$13,855.1	$12,565.0

	As of December 31, 2011
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$10,291.2	$9,010.7	1.44%		8.85
Subordinated notes, Income notes and Preferred shares	417.3	670.7	N/A	(a)	8.54
Combination notes	9.9	8.5	N/A	(b)	9.92

Total	$10,718.4	$9,689.9

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to OATS specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2012 and December 31, 2011, the fair value of the CLO assets was $14.9 billion and $11.0 billion, respectively. Included in loans payable of the CLOs are loan revolvers (the APEX Revolvers), which the CLOs entered into with financial institutions on their respective closing dates. The APEX Revolvers provide credit enhancement to the securities issued by the CLOs by allowing the CLOs to draw down on the revolvers in order to offset a certain level of principal losses upon any default of the investment assets held by that CLO. The APEX Revolvers allow for a maximum borrowing of $38.3 million as of June 30, 2012 and December 31, 2011, and bear weighted average interest at LIBOR plus 0.37% per annum (0.84% at June 30, 2012). Amounts borrowed under the APEX Revolvers are repaid based on cash flows available subject to priority of payments under each CLO's governing documents. Due to their short-term nature, the Partnership has elected not to apply the fair value option to the APEX revolvers; rather, they are carried at amortized cost at each reporting date which the Partnership believes approximates fair value. There were no outstanding principal amounts borrowed under the APEX Revolvers as of June 30, 2012 and December 31, 2011.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. The liquidity facilities in aggregate allow for a maximum borrowing of $27.8 million and bear weighted average interest at EURIBOR plus 0.39% per annum (1.34% at June 30, 2012). Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO's governing documents. There was $11.1 million outstanding under the liquidity facility as of June 30, 2012. There were no borrowings outstanding under the liquidity facility as of December 31, 2011.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Accrued performance fee-related compensation	$844.2	$314.1
Accrued bonuses	193.7	222.4
Other	166.8	41.4

Total	$1,204.7	$577.9

11. Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2012 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$1,796.4
Global Market Strategies	132.5
Real Assets	220.4

$2,149.3

Of the $2.15 billion of unfunded commitments, approximately $2.05 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.0 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.34% weighted-average rate at June 30, 2012). As of June 30, 2012 and December 31, 2011, approximately $12.6 million and $14.3 million, respectively, was outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2012 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the condensed consolidated financial statements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its corporate private equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At June 30, 2012 and December 31, 2011, $14.2 million and $13.6 million, respectively, was held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $133.4 million at June 30, 2012, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2012. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $62.1 million and $56.5 million, of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2012 and December 31, 2011, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $289.6 million and $250.8 million has been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2012 and December 31, 2011, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

If, at June 30, 2012, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2012 through 2020. These leases are accounted for as operating leases. Rent expense was approximately $11.8 million and $10.8 million for the three months ended June 30, 2012 and 2011, respectively, and $24.0 million and $21.0 million for the six months ended June 30, 2012 and 2011, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations. Included in rent expense are lease termination costs of $0.5 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $2.4 million for the six months ended June 30, 2012 and 2011.

The future minimum commitments for the leases are as follows (Dollars in millions):

2012	$21.8
2013	42.2
2014	38.9
2015	34.5
2016	25.3
Thereafter	143.3

$306.0

Total minimum rentals to be received in the future under non-cancelable subleases as of June 30, 2012 were $6.2 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $22.4 million and $12.9 million as of June 30, 2012 and December 31, 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Partnership is a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate for any such matters the reasonably possible amount of loss or range of loss. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements.

Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and Carlyle Mezzanine Partners on the ground that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. The Partnership is currently unable to anticipate when the litigation will conclude or what impact the litigation may have on the Partnership.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, in July 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, the Partnership and certain affiliates and one officer of the Partnership (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff seeks treble damages, interest, expenses and attorney’s fees and to have the subscription agreement deemed null and void and a full refund of the investment. In March 2011, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The defendants are vigorously contesting the one remaining claim asserted by the plaintiff. The Partnership is currently unable to anticipate what impact it may have on the Partnership.

Second, in November 2009, another CCC investor instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining the plaintiff from proceeding in Kuwait against either Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in the plaintiff’s subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, the plaintiff reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. The Partnership believes these claims are without merit and intends to vigorously contest all such allegations and is currently unable to anticipate what impact they may have on the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits in July 2011 against the Partnership, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The Liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC.

In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the Liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. In addition, the Liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice. The Partnership believes that regardless of where the claims are litigated, they are without merit and it will vigorously contest all allegations. The Partnership recognized a loss of $152.3 million in 2008 in connection with the winding up of CCC. The Partnership is currently unable to anticipate what impact the claims may have on it.

Fourth, in June 2011, August 2011, and September 2011, three putative shareholder class actions were filed against the Partnership, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions, (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.), were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case, under the caption of Phelps v. Stomber, and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia granted defendants’ motion and dismissed both the D.C. and New York class actions. It is possible that the plaintiffs will appeal the Court’s decision, in which case the defendants will vigorously contest all claims. In addition, the Partnership also has received letters from a law firm in Holland, seeking to toll the statute of limitations with respect to potential actions on behalf of a CCC shareholder and a purported collective action vehicle that such law firm may initiate in The Netherlands. However, the Partnership is not aware that any such claims have actually been filed to date.

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. The Partnership fully cooperated with the DOJ’s investigation and is currently unable to anticipate what impact it may have on the Partnership.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and injunction against such conduct in restraint of trade in the future. The Partnership believes the claims are without merit and will vigorously contest all claims. The Partnership is currently unable to anticipate what impact the claims may have on it.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Contingencies

From 2007 to 2009, a Luxembourg subsidiary of Carlyle Europe Real Estate Partners, L.P. (CEREP I), a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97.0 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued revised income tax audit reports to certain of those subsidiaries. The tax audit reports proposed to disallow deductions of certain capital losses claimed with respect to the reorganization of the Italian companies. As a result of the disallowance of such deductions, the audit reports proposed to increase the aggregate amount of Italian income tax owed by such subsidiaries by approximately €24.0 million. It is possible that additional penalties also may be proposed and it is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the proposed Italian income tax adjustments. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment related to CEREP I. The Partnership may be required to provide further credit support related to these matters and expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership will begin to consolidate the fund into its consolidated financial statements. The fund had total assets of approximately €47.0 million at June 30, 2012.

Indemnifications

In the normal course of business, the Partnership and its subsidiaries enter into contracts that contain a variety of representations and warranties and provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on experience, the Partnership believes the risk of material loss to be remote.

Risks and Uncertainties

Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic conditions, may have a significant negative impact on the Partnership’s investments and profitability. Such events are beyond the Partnership’s control, and the likelihood that they may occur and the effect on the Partnership cannot be predicted.

Furthermore, certain of the funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The funds’ ability to liquidate their publicly-traded investments are often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. The funds’ ability to liquidate their investments and realize value are subject to significant limitations and uncertainties, including among others currency fluctuations and natural disasters.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The funds make investments outside of the United States. Non-U.S. investments are subject to the same risks associated with the Partnership’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

Furthermore, Carlyle is exposed to economic risk concentrations related to certain large investments as well as concentrations of investments in certain industries and geographies.

Additionally, the Partnership encounters credit risk. Credit risk is the risk of default by a counterparty in the Partnership’s investments in debt securities, loans, leases and derivatives that result from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make required or expected payments.

The Partnership considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values.

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of June 30, 2012 and December 31, 2011, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Balance, beginning of period	$16.3	$23.4	$15.2	$23.1
Compensation expense	1.2	1.7	3.4	1.9
Contract termination costs	0.5	0.6	0.7	2.4
Costs paid or settled	(1.7)	(2.2)	(3.0)	(3.9)

Balance, end of period	$16.3	$23.5	$16.3	$23.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

12. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at June 30, 2012 and December 31, 2011:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$62.1	$56.5
Note receivable and accrued interest from affiliates	31.4	56.8
Other receivables from unconsolidated funds and affiliates, net	157.8	173.7

Total	$251.3	$287.0

Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 8%. The accrued and charged interest to the affiliates was not significant during the three months and six months ended June 30, 2012 and 2011.

The Partnership has provided loans to certain unconsolidated funds to meet short-term obligations to purchase investments. These notes accrue interest at rates specified in each agreement, ranging from one-month LIBOR plus 2.15% (2.40% at June 30, 2012) to 18%.

These receivables are assessed regularly for collectibility and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates

The Partnership had the following due to affiliates balances at June 30, 2012 and December 31, 2011:

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$40.0	$37.3
Due to non-consolidated affiliates	40.6	44.4
Contingent consideration related to acquisitions	138.3	—
Amounts owed under the tax receivable agreement	18.3	—
Other	28.7	26.8

Total	$265.9	$108.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership has recorded obligations for amounts due to certain of its affiliates. The amount owed under the tax receivable agreement is related to the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units (see Note 1). The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. Based on management’s determination, the Partnership accrues and pays interest on the amounts due to affiliates at interest rates up to the prime rate, as defined, plus 2% (5.25% at June 30, 2012). The interest incurred to the affiliates was not significant during the three months and six months ended June 30, 2012 and 2011.

In July 2012, the Partnership paid $10.0 million in acquisition-related performance-based contingent cash consideration where the criteria for payment had been met.

Distribution of Investments

In conjunction with the reorganization that occurred on May 2, 2012 (see Note 1), on March 31, 2012, the Partnership distributed certain investments in or alongside Carlyle funds that were funded by certain existing and former owners of the Partnership indirectly through the Partnership. These investments, totaling $127.7 million, were distributed by the Partnership so that they are now held directly by such persons and are no longer consolidated in the accompanying condensed consolidated financial statements.

Other Related Party Transactions

In May 2011, the Partnership and its affiliates invested €41.0 million ($51.9 million as of June 30, 2012) and €52.2 million ($66.0 million as of June 30, 2012), respectively, into one of its European real estate funds. The proceeds were used to refinance the fund’s existing loans. The Partnership’s investment is recorded as an equity-method investment.

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.9 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

Senior Carlyle professionals and employees are permitted to participate in co-investment entities that invest in Carlyle funds or alongside Carlyle funds. In many cases, participation is limited by law to individuals who qualify under applicable legal requirements. These co-investment entities generally do not require senior Carlyle professionals and employees to pay management or performance fees.

Carried interest income from the funds can be distributed to senior Carlyle professionals and employees on a current basis, but is subject to repayment by the subsidiary of the Partnership that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The senior Carlyle professionals and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular individual’s distributions received.

Substantially all revenue is earned from affiliates of Carlyle.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

13. Derivative Instruments in the CLOs

In the ordinary course of business, the CLOs enter into various types of derivative instruments. Derivative instruments serve as components of the CLOs’ investment strategies and are utilized primarily to structure and manage the risks related to currency, credit and interest exposure. The derivative instruments that the CLOs hold or issue do not qualify for hedge accounting under the accounting standards for derivatives and hedging. The CLOs’ derivative instruments include currency swap contracts, currency options, credit risk swap contracts, and interest rate cap contracts, and are carried at fair value in the Partnership’s condensed consolidated balance sheets.

Certain CLOs purchase put and call options to manage risk from changes in the value of foreign currencies. Certain CLOs entered into currency swap transactions, which represent agreements that obligate two parties to exchange a series of cash flows in different currencies at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount. The currency swap transactions are stated at fair value and the difference between cash to be paid and received on swaps is recognized as net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations. The fair value of derivative instruments held by the CLOs are recorded in investments of Consolidated Funds in the condensed consolidated balance sheets.

The following table identifies the gross fair value amounts of derivative instruments, which may be offset and presented net in the condensed consolidated balance sheets to the extent that there is a legal right of offset, categorized by the volume of the total notional amounts or number of contracts and by primary underlying risk as of June 30, 2012 and December 31, 2011 (Dollars in millions):

	June 30, 2012
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$283.6	$7.3	$(24.0)
Currency option(s)	177.1	11.4	—
Interest-related
Interest rate cap contract(s)	36.0	—	—

		$18.7	$(24.0)

	December 31, 2011
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$272.7	$16.6	$(5.9)
Currency option(s)	181.3	10.0	—
Interest-related
Interest rate cap contract(s)	32.0	0.1	—

		$26.7	$(5.9)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of net realized and unrealized appreciation (depreciation) on derivative instruments which is included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations (Dollars in millions):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Realized Appreciation (Depreciation)	Change in Unrealized Appreciation (Depreciation)	Total	Realized Appreciation (Depreciation)	Change in Unrealized Appreciation (Depreciation)	Total
Currency-related
Cross-currency swap contract(s)	$0.1	$(14.4)	$(14.3)	$1.8	$(22.9)	$(21.1)
Currency option(s)	(0.1)	2.9	2.8	(0.1)	1.5	1.4

	$—	$(11.5)	$(11.5)	$1.7	$(21.4)	$(19.7)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Realized Appreciation	Change in Unrealized Appreciation (Depreciation)	Total	Realized Appreciation	Change in Unrealized Appreciation (Depreciation)	Total
Currency-related
Cross-currency swap contract(s)	$9.9	$1.8	$11.7	$12.8	$2.4	$15.2
Currency option(s)	—	(0.2)	(0.2)	—	(4.9)	(4.9)
Credit-related
Credit risk swap contract(s)	—	—	—	—	(0.1)	(0.1)
Interest-related
Interest rate cap contract(s)	—	(0.1)	(0.1)	—	(0.1)	(0.1)

	$9.9	$1.5	$11.4	$12.8	$(2.7)	$10.1

Certain derivative instruments contain provisions which require the CLOs or the counterparty to post collateral if certain conditions are met. Cash received to satisfy these collateral requirements is included in restricted cash and securities of Consolidated Funds (see Note 2) and in other liabilities of Consolidated Funds in the condensed consolidated balance sheets. The Partnership has elected not to offset derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

14. Income Taxes

The Partnership had $51.6 million and $18.0 million in deferred tax assets as of June 30, 2012 and December 31, 2011, respectively. These deferred tax assets resulted primarily from the CalPERS exchange (see Note 1) and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued bonuses on lower-tier partnerships. The Partnership had deferred tax liabilities of $69.0 million and $48.3 million at June 30, 2012 and December 31, 2011, respectively, which primarily related to the acquisitions of ESG and AlpInvest in 2011 and a deferred tax liability related to outside tax basis difference as a result of the Partnership’s investment in Carlyle Holdings (see Note 1).

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $16.9 million and $17.5 million as of June 30, 2012 and December 31, 2011, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. These balances include $4.3 million and $3.9 million as of June 30, 2012 and December 31, 2011, related to interest and penalties associated with uncertain tax positions. If recognized, the entire

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

amount of uncertain tax positions would be recorded as a reduction in the provision for income taxes. The total expense for interest and penalties related to unrecognized tax benefits amounted to $0.1 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2012, the Partnership’s U.S. federal income tax returns for the years 2008 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2007 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

The Partnership does not believe that the outcome of these audits will require it to record reserves for uncertain tax positions or that the outcome will have a material impact on the condensed consolidated financial statements. The Partnership does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

15. Earnings Per Common Unit

Prior to the reorganization and the initial public offering in May 2012, Carlyle’s business was conducted through a large number of entities as to which there was no single holding entity, but which were separately owned by the senior Carlyle professionals, CalPERS, and Mubadala. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the reorganization and initial public offering.

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	May 8, 2012 through
	June 30, 2012
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	40,160,245	40,160,245

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. The incremental 19,644 unvested deferred restricted common units were anti-dilutive, and therefore have been excluded.

Included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road acquisition. For purposes of determining the dilutive weighted-average common units, it is assumed that June 30, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom. The incremental 1,436,552 Carlyle Holdings partnership units were anti-dilutive, and therefore have been excluded.

The Partnership applies the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding. The Partnership applies the treasury stock method to the unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common units represented by the unvested Carlyle Holdings partnership units.

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact). Based on these calculations, the incremental 204,518,212 Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

16. Equity-Based Compensation

On May 2, 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of new equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000.

Unvested Carlyle Holdings Partnership Units

As part of the reorganization on May 2, 2012, the senior Carlyle professionals (excluding retired senior Carlyle professionals), CalPERS, and Mubadala contributed all of their interests in Carlyle Group, and the senior Carlyle professionals and other individuals engaged in Carlyle’s business contributed a portion of the equity interests they owned in the general partners of Carlyle’s existing carry funds, to Carlyle Holdings in exchange for an aggregate of 274,000,000 Carlyle Holdings partnership units, of which 217,239,664 were vested and 56,760,336 were unvested. The unvested Carlyle Holdings partnership units vest ratably over a six-year period.

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The grant-date fair value of these units is $22.00. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. For the period May 2, 2012 through June 30, 2012, the Partnership recorded $26.2 million in equity-based compensation expense associated with these awards. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers. The total unrecognized compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $950.4 million, which is expected to be recognized over a weighted-average term of 5.8 years.

Deferred Restricted Common Units

On May 2, 2012, the general partner of the Partnership granted 17,113,755 deferred restricted common units under the Equity Incentive Plan to Carlyle employees, directors of the Partnership’s general partner and consultants. The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. The grant-date fair value of these units is $22.00. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. For the period May 2, 2012 through June 30, 2012, the Partnership recorded $8.7 million in equity-based compensation expense associated with these awards, with $0.4 million of corresponding deferred tax benefits. The total unrecognized compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $277.5 million, which is expected to be recognized over a weighted-average term of 5.7 years.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the period from May 2, 2012 through June 30, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Phantom Deferred Restricted Common Units

On May 2, 2012, the general partner of the Partnership granted 361,238 phantom deferred restricted common units under the Equity Incentive Plan to Carlyle employees. The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the period May 2, 2012 through June 30, 2012, the Partnership recorded $0.3 million in compensation expense associated with these awards, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The tax benefits recognized from these awards was not material during the period. The total unrecognized compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $5.6 million, which is expected to be recognized over a weighted-average term of 2.8 years.

A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2012 and a summary of changes during the period May 2, 2012 through June 30, 2012, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, May 2, 2012	—	$—	—	$—	—	$—
Granted	56,760,336	$22.00	17,113,755	$22.00	361,238	$22.00
Vested	—	$—	3,411	$22.00	—	$—
Forfeited	—	$—	148,515	$22.00	6,798	$22.00

Balance, June 30, 2012	56,760,336	$22.00	16,961,829	$22.00	354,440	$22.00

17. Segment Reporting

Carlyle conducts its operations through four reportable segments:

Corporate Private Equity – The Corporate Private Equity segment is comprised of the Partnership’s operations that advise a diverse group of funds that invest in buyout and growth capital transactions that focus on either a particular geography or a particular industry.

Global Market Strategies – The Global Market Strategies segment advises a group of funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (as regards certain macroeconomic strategies) currencies, commodities, sovereign debt, and interest rate products and their derivatives.

Real Assets – The Real Assets segment is comprised of the Partnership’s operations that advises U.S. and international funds focused on real estate, infrastructure, energy and renewable energy transactions.

Fund of Funds Solutions – The Fund of Funds Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. With the acquisitions of Claren Road, AlpInvest and ESG, the Partnership revised how it evaluates certain financial information to include adjustments to reflect the Partnership's economic interests in those entities. The Partnership’s segment presentation for the three months and six months ended June 30, 2011 has been updated to reflect this change.

Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or will be issued in future acquisitions, amortization associated with acquired intangible assets, transaction costs associated with acquisitions, gains and losses associated with the mark to market on contingent consideration issued in conjunction with acquisitions, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance, and settlements of legal claims.

Also, for periods prior to the reorganization and initial public offering in May 2012, ENI also differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that ENI reflects a charge for compensation, bonuses and performance fee compensation attributable to Carlyle partners. Subsequent to the reorganization and initial public offering, these compensation charges are included in both ENI and income (loss) before provision for income taxes computed in accordance with U.S. GAAP.

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

ENI and its components are used by management primarily in making resource deployment and compensation decisions across the Partnership’s four reportable segments. Management makes operating decisions and assesses the performance of each of the Partnership’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Consolidated Funds. Consequently, ENI and all segment data exclude the assets, liabilities and operating results related to the Consolidated Funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended June 30, 2012 and three reportable segments for the three months ended June 30, 2011:

	Three Months Ended June 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$124.0	$59.5	$34.1	$17.4	$235.0
Portfolio advisory fees, net	4.9	0.5	1.6	—	7.0
Transaction fees, net	1.6	—	2.1	—	3.7

Total fee revenues	130.5	60.0	37.8	17.4	245.7
Performance fees
Realized	80.6	1.3	27.0	1.4	110.3
Unrealized	(269.7)	4.0	(56.0)	10.6	(311.1)

Total performance fees	(189.1)	5.3	(29.0)	12.0	(200.8)
Investment income (loss)
Realized	1.5	2.8	(0.3)	—	4.0
Unrealized	3.7	4.8	1.5	—	10.0

Total investment income (loss)	5.2	7.6	1.2	—	14.0
Interest and other income	1.6	0.4	0.4	0.1	2.5

Total revenues	(51.8)	73.3	10.4	29.5	61.4

Segment Expenses
Compensation and benefits
Direct base compensation	54.8	25.2	16.9	8.9	105.8
Indirect base compensation	24.1	4.5	5.6	2.0	36.2
Equity-based compensation	0.4	0.1	0.1	—	0.6
Performance fee related
Realized	31.0	0.7	1.5	1.3	34.5
Unrealized	(140.3)	0.2	2.1	9.4	(128.6)

Total compensation and benefits	(30.0)	30.7	26.2	21.6	48.5
General, administrative, and other indirect expenses	39.2	9.7	11.8	3.3	64.0
Interest expense	3.5	0.9	1.1	0.6	6.1

Total expenses	12.7	41.3	39.1	25.5	118.6

Economic Net Income (Loss)	$(64.5)	$32.0	$(28.7)	$4.0	$(57.2)

Fee Related Earnings	$10.1	$20.0	$2.7	$2.7	$35.5

Net Realized Performance Fees	$49.6	$0.6	$25.5	$0.1	$75.8

Net Performance Fees	$(79.8)	$4.4	$(32.6)	$1.3	$(106.7)

Investment Income	$5.2	$7.6	$1.2	$—	$14.0

Distributable Earnings	$61.2	$23.4	$27.9	$2.8	$115.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2011
	Corporate Private Equity	Global Market Strategies	Real Assets	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$130.2	$44.4	$40.3	$214.9
Portfolio advisory fees, net	10.4	0.9	0.7	12.0
Transaction fees, net	4.1	—	—	4.1

Total fee revenues	144.7	45.3	41.0	231.0
Performance fees
Realized	30.8	54.8	12.0	97.6
Unrealized	240.8	(16.1)	19.1	243.8

Total performance fees	271.6	38.7	31.1	341.4
Investment income (loss)
Realized	(0.1)	5.0	0.7	5.6
Unrealized	7.2	2.8	(0.2)	9.8

Total investment income (loss)	7.1	7.8	0.5	15.4
Interest and other income	4.2	1.3	2.1	7.6

Total revenues	427.6	93.1	74.7	595.4

Segment Expenses
Compensation and benefits
Direct base compensation	62.3	15.3	19.8	97.4
Indirect base compensation	22.7	4.3	8.7	35.7
Performance fee related
Realized	12.1	27.9	4.6	44.6
Unrealized	124.2	(13.5)	(4.6)	106.1

Total compensation and benefits	221.3	34.0	28.5	283.8
General, administrative, and other indirect expenses	34.0	13.5	12.5	60.0
Interest expense	9.7	2.2	2.9	14.8

Total expenses	265.0	49.7	43.9	358.6

Economic Net Income	$162.6	$43.4	$30.8	$236.8

Fee Related Earnings	$20.2	$11.3	$(0.8)	$30.7

Net Realized Performance Fees	$18.7	$26.9	$7.4	$53.0

Net Performance Fees	$135.3	$24.3	$31.1	$190.7

Investment Income	$7.1	$7.8	$0.5	$15.4

Distributable Earnings	$38.8	$43.2	$7.3	$89.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments as of and for the six months ended June 30, 2012 and three reportable segments for the six months ended June 30, 2011:

	June 30, 2012 and the Six Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$247.9	$108.1	$70.7	$33.7	$460.4
Portfolio advisory fees, net	11.9	1.2	1.9	—	15.0
Transaction fees, net	3.2	—	3.2	—	6.4

Total fee revenues	263.0	109.3	75.8	33.7	481.8
Performance fees
Realized	303.6	33.7	50.2	4.6	392.1
Unrealized	(28.4)	16.7	26.4	23.9	38.6

Total performance fees	275.2	50.4	76.6	28.5	430.7
Investment income (loss)
Realized	2.3	4.1	(0.3)	—	6.1
Unrealized	18.2	8.5	4.5	—	31.2

Total investment income (loss)	20.5	12.6	4.2	—	37.3
Interest and other income	3.0	1.0	0.8	0.3	5.1

Total revenues	561.7	173.3	157.4	62.5	954.9

Segment Expenses
Compensation and benefits
Direct base compensation	110.1	44.9	35.1	16.9	207.0
Indirect base compensation	44.9	9.4	12.0	3.0	69.3
Equity-based compensation	0.4	0.1	0.1	—	0.6
Performance fee related
Realized	148.6	18.5	2.4	4.1	173.6
Unrealized	(8.3)	9.9	8.0	19.4	29.0

Total compensation and benefits	295.7	82.8	57.6	43.4	479.5
General, administrative, and other indirect expenses	77.2	17.8	24.5	5.1	124.6
Interest expense	9.4	2.6	3.0	0.9	15.9

Total expenses	382.3	103.2	85.1	49.4	620.0
Economic Net Income	$179.4	$70.1	$72.3	$13.1	$334.9

Fee Related Earnings	$24.0	$35.5	$1.9	$8.1	$69.5

Net Realized Performance Fees	$155.0	$15.2	$47.8	$0.5	$218.5

Net Performance Fees	$134.9	$22.0	$66.2	$5.0	$228.1

Investment Income	$20.5	$12.6	$4.2	$—	$37.3

Distributable Earnings	$181.3	$54.8	$49.4	$8.6	$294.1

Segment assets as of June 30, 2012	$2,279.6	$930.5	$568.1	$306.5	$4,084.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2011
	Corporate Private Equity	Global Market Strategies	Real Assets	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$259.6	$78.2	$77.7	$415.5
Portfolio advisory fees, net	22.2	1.4	0.7	24.3
Transaction fees, net	22.6	—	0.3	22.9

Total fee revenues	304.4	79.6	78.7	462.7
Performance fees
Realized	357.7	89.6	52.0	499.3
Unrealized	608.2	14.9	79.9	703.0

Total performance fees	965.9	104.5	131.9	1,202.3
Investment income
Realized	27.0	7.9	0.5	35.4
Unrealized	9.2	19.6	4.2	33.0

Total investment income	36.2	27.5	4.7	68.4
Interest and other income	7.8	3.0	2.7	13.5

Total revenues	1,314.3	214.6	218.0	1,746.9

Segment Expenses
Compensation and benefits
Direct base compensation	126.4	30.9	38.9	196.2
Indirect base compensation	42.6	7.2	16.0	65.8
Performance fee related
Realized	179.4	47.3	5.7	232.4
Unrealized	339.1	—	(0.1)	339.0

Total compensation and benefits	687.5	85.4	60.5	833.4
General, administrative, and other indirect expenses	69.2	19.0	23.8	112.0
Interest expense	20.2	5.1	6.0	31.3

Total expenses	776.9	109.5	90.3	976.7

Economic Net Income	$537.4	$105.1	$127.7	$770.2

Fee Related Earnings	$53.8	$20.4	$(3.3)	$70.9

Net Realized Performance Fees	$178.3	$42.3	$46.3	$266.9

Net Performance Fees	$447.4	$57.2	$126.3	$630.9

Investment Income	$36.2	$27.5	$4.7	$68.4

Distributable Earnings	$259.1	$70.6	$43.5	$373.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$61.4	$219.2	$(32.2	)(a)	$248.4
Expenses	$118.6	$217.0	$113.3	(b)	$448.9
Other income	$—	$385.9	$0.7	(c)	$386.6
Economic net income (loss)	$(57.2)	$388.1	$(144.8	)(d)	$186.1

	Three Months Ended June 30, 2011
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$595.4	$163.1	$(2.7	)(a)	$755.8
Expenses	$358.6	$131.8	$(144.6	)(b)	$345.8
Other loss	$—	$(95.1)	$2.4	(c)	$(92.7)
Economic net income (loss)	$236.8	$(63.8)	$144.3	(d)	$317.3

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2012 and 2011, and Total Assets as of June 30, 2012:

	Six Months Ended June 30, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$954.9	$430.7	$(26.3	)(a)	$1,359.3
Expenses	$620.0	$437.2	$(131.1	)(b)	$926.1
Other income	$—	$1,256.4	$2.3	(c)	$1,258.7
Economic net income (loss)	$334.9	$1,249.9	$107.1	(d)	$1,691.9
Total Assets	$4,084.7	$25,559.2	$(63.4	)(d)	$29,580.5

	Six Months Ended June 30, 2011
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$1,746.9	$330.4	$(4.2	)(a)	$2,073.1
Expenses	$976.7	$233.6	$(503.8	)(b)	$706.5
Other income	$—	$(292.1)	$15.1	(c)	$(277.0)
Economic net income	$770.2	$(195.3)	$514.7	(d)	$1,089.6

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG and AlpInvest which were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and AlpInvest as detailed below (Dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Partner compensation	$5.6	$(168.8)	$(265.4)	$(569.4)
Equity-based compensation issued in conjunction with the initial public offering	93.6	—	93.6	—

Acquisition related charges and amortization of intangibles	21.5	19.9	45.6	34.5
Other non-operating (income) expenses	0.7	5.2	(3.4)	20.6
Severance and lease terminations	1.7	2.3	4.1	4.3
Non-Carlyle economic interests in acquired business	33.8	24.1	71.8	49.4
Other adjustments	(2.8)	(0.2)	(3.0)	(0.5)
Elimination of expenses of Consolidated Funds	(40.8)	(27.1)	(74.4)	(42.7)

	$113.3	$(144.6)	$(131.1)	$(503.8)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).
(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income before provision for income taxes	$186.1	$317.3	$1,691.9	$1,089.6
Adjustments:
Partner compensation(1)	5.6	(168.8)	(265.4)	(569.4)
Equity-based compensation issued in conjunction with the initial public offering	93.6	—	93.6	—
Acquisition related charges and amortization of intangibles	21.5	19.9	45.6	34.5
Other non-operating (income) expenses	0.7	5.2	(3.4)	20.6
Net income attributable to non-controlling interests in consolidated entities	(357.9)	61.1	(1,222.8)	191.1
Provision for income taxes attributable to non-controlling interests in Consolidated entities	(5.7)	—	(5.7)	—
Severance and lease terminations	1.7	2.3	4.1	4.3
Other adjustments	(2.8)	(0.2)	(3.0)	(0.5)

Economic Net Income (Loss)	$(57.2)	$236.8	$334.9	$770.2

Net performance fees(2)	(106.7)	190.7	228.1	630.9
Investment income(2)	14.0	15.4	37.3	68.4

Fee Related Earnings	$35.5	$30.7	$69.5	$70.9

Realized performance fees, net of related compensation(2)	75.8	53.0	218.5	266.9
Investment income - realized(2)	4.0	5.6	6.1	35.4

Distributable Earnings	$115.3	$89.3	$294.1	$373.2

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the condensed consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.
(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$116.7	$(6.4)	$110.3
Unrealized	(337.1)	26.0	(311.1)

Total performance fees	(220.4)	19.6	(200.8)
Performance fee related compensation expense
Realized	32.1	2.4	34.5
Unrealized	(97.7)	(30.9)	(128.6)

Total performance fee related compensation expense	(65.6)	(28.5)	(94.1)
Net performance fees
Realized	84.6	(8.8)	75.8
Unrealized	(239.4)	56.9	(182.5)

Total net performance fees	$(154.8)	$48.1	$(106.7)

Investment income
Realized	$2.4	$1.6	$4.0
Unrealized	4.6	5.4	10.0

Total investment income	$7.0	$7.0	$14.0

	Three Months Ended June 30, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$92.5	$5.1	$97.6
Unrealized	253.2	(9.4)	243.8

Total performance fees	345.7	(4.3)	341.4
Performance fee related compensation expense
Realized	31.8	12.8	44.6
Unrealized	22.3	83.8	106.1

Total performance fee related compensation expense	54.1	96.6	150.7
Net performance fees
Realized	60.7	(7.7)	53.0
Unrealized	230.9	(93.2)	137.7

Total net performance fees	$291.6	$(100.9)	$190.7

Investment income
Realized	$9.7	$(4.1)	$5.6
Unrealized	10.9	(1.1)	9.8

Total investment income (loss)	$20.6	$(5.2)	$15.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$397.3	$(5.2)	$392.1
Unrealized	23.1	15.5	38.6

Total performance fees	420.4	10.3	430.7
Performance fee related compensation expense
Realized	66.4	107.2	173.6
Unrealized	(42.9)	71.9	29.0

Total performance fee related compensation expense	23.5	179.1	202.6
Net performance fees
Realized	330.9	(112.4)	218.5
Unrealized	66.0	(56.4)	9.6

Total net performance fees	$396.9	$(168.8)	$228.1

Investment income (loss)
Realized	$1.6	$4.5	$6.1
Unrealized	26.9	4.3	31.2

Total investment income (loss)	$28.5	$8.8	$37.3

	Six Months Ended June 30, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$494.9	$4.4	$499.3
Unrealized	725.5	(22.5)	703.0

Total performance fees	1,220.4	(18.1)	1,202.3
Performance fee related compensation expense
Realized	84.8	147.6	232.4
Unrealized	57.8	281.2	339.0

Total performance fee related compensation expense	142.6	428.8	571.4
Net performance fees
Realized	410.1	(143.2)	266.9
Unrealized	667.7	(303.7)	364.0

Total net performance fees	$1,077.8	$(446.9)	$630.9

Investment income (loss)
Realized	$42.8	$(7.4)	$35.4
Unrealized	19.2	13.8	33.0

Total investment income (loss)	$62.0	$6.4	$68.4

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the segment results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in Claren Road and ESG and the Partnership’s 60% interest in AlpInvest in the segment results.
(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total assets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events

In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for a tax assessment related to CEREP I (see Note 11).

In August 2012, the Board of Directors of the Partnership declared a quarterly distribution of $0.11 to common unit holders of record at the close of business on August 20, 2012, payable on August 31, 2012. The $0.11 per common unit distribution is a prorated amount based on the pricing of the Partnership’s initial public offering, which occurred on May 2, 2012.

19. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2012 and December 31, 2011 and results of operations for the three months and six months ended June 30, 2012 and 2011. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	As of June 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$449.5	$—	$—	$449.5
Cash and cash equivalents held at Consolidated Funds	—	1,553.7	—	1,553.7
Restricted cash	29.8	—	—	29.8
Restricted cash and securities of Consolidated Funds	—	80.7	—	80.7
Accrued performance fees	2,130.9	—	(11.1)	2,119.8
Investments	449.0	—	(42.4)	406.6
Investments of Consolidated Funds	—	23,585.3	—	23,585.3
Due from affiliates and other receivables, net	261.2	—	(9.9)	251.3
Due from affiliates and other receivables of Consolidated Funds, net	—	335.9	—	335.9
Fixed assets, net	61.1	—	—	61.1
Deposits and other	56.7	3.6	—	60.3
Intangible assets, net	594.9	—	—	594.9
Deferred tax assets	51.6	—	—	51.6

Total assets	$4,084.7	$25,559.2	$(63.4)	$29,580.5

Liabilities and partners’ capital
Loans payable	$500.0	$—	$—	$500.0
Loans payable of Consolidated Funds	—	12,605.5	(40.5)	12,565.0
Accounts payable, accrued expenses and other liabilities	197.2	—	—	197.2
Accrued compensation and benefits	1,204.7	—	—	1,204.7
Due to affiliates	225.8	40.1	—	265.9
Deferred revenue	57.5	1.8	—	59.3
Deferred tax liabilities	69.0	—	—	69.0
Other liabilities of Consolidated Funds	—	1,327.9	(11.2)	1,316.7
Accrued giveback obligations	133.4	—	—	133.4

Total liabilities	2,387.6	13,975.3	(51.7)	16,311.2

Redeemable non-controlling interests in consolidated entities	4.6	2,529.6	—	2,534.2

Partners’ capital	197.6	12.1	(12.1)	197.6
Accumulated other comprehensive loss	(4.4)	—	0.2	(4.2)
Partners’ capital appropriated for Consolidated Funds	—	1,122.0	0.2	1,122.2
Non-controlling interests in consolidated entities	305.6	7,920.2	—	8,225.8
Non-controlling interests in Carlyle Holdings	1,193.7	—	—	1,193.7

Total partners’ capital	1,692.5	9,054.3	(11.7)	10,735.1

Total liabilities and partners’ capital	$4,084.7	$25,559.2	$(63.4)	$29,580.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$509.6	$—	$—	$509.6
Cash and cash equivalents held at Consolidated Funds	—	566.6	—	566.6
Restricted cash	24.6	—	—	24.6
Restricted cash and securities of Consolidated Funds	—	89.2	—	89.2
Accrued performance fees	2,219.9	—	(30.8)	2,189.1
Investments	517.3	—	(62.4)	454.9
Investments of Consolidated Funds	—	19,507.3	—	19,507.3
Due from affiliates and other receivables, net	297.2	—	(10.2)	287.0
Due from affiliates and other receivables of Consolidated Funds, net	—	287.7	(0.1)	287.6
Fixed assets, net	52.7	—	—	52.7
Deposits and other	60.7	9.5	—	70.2
Intangible assets, net	594.9	—	—	594.9
Deferred tax assets	18.0	—	—	18.0

Total assets	$4,294.9	$20,460.3	$(103.5)	$24,651.7

Liabilities and partners’ capital
Loans payable	$860.9	$—	$—	$860.9
Subordinated loan payable to affiliate	262.5	—	—	262.5
Loans payable of Consolidated Funds	—	9,738.9	(49.0)	9,689.9
Accounts payable, accrued expenses and other liabilities	203.4	—	—	203.4
Accrued compensation and benefits	577.9	—	—	577.9
Due to Carlyle partners	1,015.9	—	—	1,015.9
Due to affiliates	71.3	37.3	(0.1)	108.5
Deferred revenue	87.3	1.9	—	89.2
Deferred tax liabilities	48.3	—	—	48.3
Other liabilities of Consolidated Funds	—	589.7	(21.6)	568.1
Accrued giveback obligations	136.5	—	—	136.5

Total liabilities	3,264.0	10,367.8	(70.7)	13,561.1

Redeemable non-controlling interests in consolidated entities	8.0	1,915.4	—	1,923.4

Members’ equity	879.1	22.9	(28.9)	873.1
Accumulated other comprehensive loss	(61.8)	—	6.0	(55.8)
Partners’ capital appropriated for Consolidated Funds	—	863.6	(9.9)	853.7
Non-controlling interests in consolidated entities	205.6	7,290.6	—	7,496.2

Total partners’ capital	1,022.9	8,177.1	(32.8)	9,167.2

Total liabilities and partners’ capital	$4,294.9	$20,460.3	$(103.5)	$24,651.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$275.9	$—	$(36.0)	$239.9
Performance fees
Realized	124.6	—	(7.9)	116.7
Unrealized	(345.5)	—	8.4	(337.1)

Total performance fees	(220.9)	—	0.5	(220.4)
Investment income
Realized	6.3	—	(3.9)	2.4
Unrealized	4.4	—	0.2	4.6

Total investment income	10.7	—	(3.7)	7.0
Interest and other income	2.6	—	0.1	2.7
Interest and other income of Consolidated Funds	—	219.2	—	219.2

Total revenues	68.3	219.2	(39.1)	248.4

Expenses
Compensation and benefits
Base compensation	149.9	—	—	149.9
Equity-based compensation	94.2	—	—	94.2
Performance fee related
Realized	32.1	—	—	32.1
Unrealized	(97.7)	—	—	(97.7)

Total compensation and benefits	178.5	—	—	178.5
General, administrative and other expenses	87.3	—	(3.3)	84.0
Interest	6.2	—	—	6.2
Interest and other expenses of Consolidated Funds	—	217.0	(37.5)	179.5
Other non-operating (income) expenses	0.7	—	—	0.7

Total expenses	272.7	217.0	(40.8)	448.9

Other income
Net investment gains of Consolidated Funds	—	385.9	0.7	386.6

Income (loss) before provision for income taxes	(204.4)	388.1	2.4	186.1
Provision for income taxes	10.6	—	—	10.6

Net income (loss)	(215.0)	388.1	2.4	175.5

Net income (loss) attributable to non-controlling interests in consolidated entities	(32.6)	—	390.5	357.9

Net income (loss) attributable to Carlyle Holdings	(182.4)	388.1	(388.1)	(182.4)
Net loss attributable to non-controlling interests in Carlyle Holdings	(172.1)	—	—	(172.1)

Net income (loss) attributable to The Carlyle Group L.P.	$(10.3)	$388.1	$(388.1)	$(10.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$540.1	$—	$(65.8)	$474.3
Performance fees
Realized	408.8	—	(11.5)	397.3
Unrealized	17.3	—	5.8	23.1

Total performance fees	426.1	—	(5.7)	420.4
Investment income
Realized	8.7	—	(7.1)	1.6
Unrealized	28.3	—	(1.4)	26.9

Total investment income	37.0	—	(8.5)	28.5
Interest and other income	5.4	—	—	5.4
Interest and other income of Consolidated Funds	—	430.7	—	430.7

Total revenues	1,008.6	430.7	(80.0)	1,359.3

Expenses
Compensation and benefits
Base compensation	256.0	—	—	256.0
Equity-based compensation	94.2	—	—	94.2
Performance fee related
Realized	66.4	—	—	66.4
Unrealized	(42.9)	—	—	(42.9)

Total compensation and benefits	373.7	—	—	373.7
General, administrative and other expenses	176.4	—	(1.2)	175.2
Interest	16.6	—	—	16.6
Interest and other expenses of Consolidated Funds	—	437.2	(73.2)	364.0
Other non-operating (income) expenses	(3.4)	—	—	(3.4)

Total expenses	563.3	437.2	(74.4)	926.1

Other income
Net investment gains of Consolidated Funds	—	1,256.4	2.3	1,258.7

Income before provision for income taxes	445.3	1,249.9	(3.3)	1,691.9
Provision for income taxes	22.3	—	—	22.3

Net income	423.0	1,249.9	(3.3)	1,669.6

Net income attributable to non-controlling interests in consolidated entities	(23.8)	—	1,246.6	1,222.8

Net income attributable to Carlyle Holdings	446.8	1,249.9	(1,249.9)	446.8
Net income attributable to non-controlling interests in Carlyle Holdings	457.1	—	—	457.1

Net income (loss) attributable to The Carlyle Group L.P.	$(10.3)	$1,249.9	$(1,249.9)	$(10.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$241.6	$—	$(22.4)	$219.2
Performance fees
Realized	101.3	—	(8.8)	92.5
Unrealized	255.8	—	(2.6)	253.2

Total performance fees	357.1	—	(11.4)	345.7
Investment income
Realized	14.6	—	(4.9)	9.7
Unrealized	13.4	—	(2.5)	10.9

Total investment income	28.0	—	(7.4)	20.6
Interest and other income	7.6	—	(0.4)	7.2
Interest and other income of Consolidated Funds	—	163.1	—	163.1

Total revenues	634.3	163.1	(41.6)	755.8

Expenses
Compensation and benefits
Base compensation	88.6	—	—	88.6
Performance fee related
Realized	31.8	—	—	31.8
Unrealized	22.3	—	—	22.3

Total compensation and benefits	142.7	—	—	142.7
General, administrative and other expenses	77.4	—	0.4	77.8
Interest	15.8	—	—	15.8
Interest and other expenses of Consolidated Funds	—	131.8	(27.5)	104.3
Other non-operating expenses	5.2	—	—	5.2

Total expenses	241.1	131.8	(27.1)	345.8

Other losses
Net investment losses of Consolidated Funds	—	(95.1)	2.4	(92.7)

Income (loss) before provision for income taxes	393.2	(63.8)	(12.1)	317.3
Provision for income taxes	6.7	—	—	6.7

Net income (loss)	386.5	(63.8)	(12.1)	310.6

Net income (loss) attributable to non-controlling interests in consolidated entities	14.8	—	(75.9)	(61.1)

Net income (loss) attributable to The Carlyle Group L.P.	$371.7	$(63.8)	$63.8	$371.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$483.7	$—	$(36.5)	$447.2
Performance fees
Realized	504.5	—	(9.6)	494.9
Unrealized	728.5	—	(3.0)	725.5

Total performance fees	1,233.0	—	(12.6)	1,220.4
Investment income
Realized	50.3	—	(7.5)	42.8
Unrealized	38.0	—	(18.8)	19.2

Total investment income	88.3	—	(26.3)	62.0
Interest and other income	13.5	—	(0.4)	13.1
Interest and other income of Consolidated Funds	—	330.4	—	330.4

Total revenues	1,818.5	330.4	(75.8)	2,073.1

Expenses
Compensation and benefits
Base compensation	175.3	—	—	175.3
Performance fee related
Realized	84.8	—	—	84.8
Unrealized	57.8	—	—	57.8

Total compensation and benefits	317.9	—	—	317.9
General, administrative and other expenses	144.3	—	—	144.3
Interest	32.8	—	—	32.8
Interest and other expenses of Consolidated Funds	—	233.6	(42.7)	190.9
Other non-operating expenses	20.6	—	—	20.6

Total expenses	515.6	233.6	(42.7)	706.5

Other losses
Net investment losses of Consolidated Funds	—	(292.1)	15.1	(277.0)

Income (loss) before provision for income taxes	1,302.9	(195.3)	(18.0)	1,089.6
Provision for income taxes	12.8	—	—	12.8

Net income (loss)	1,290.1	(195.3)	(18.0)	1,076.8

Net income (loss) attributable to non-controlling interests in consolidated entities	22.2	—	(213.3)	(191.1)

Net income (loss) attributable to The Carlyle Group L.P.	$1,267.9	$(195.3)	$195.3	$1,267.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$423.0	$1,290.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48.2	37.2
Amortization of deferred financing fees	0.8	0.5
Equity-based compensation	94.2	—
Non-cash performance fees	(55.2)	(741.9)
Other non-cash amounts	(3.4)	(4.2)
Investment income	(31.5)	(80.3)
Purchases of investments	(30.4)	(84.5)
Proceeds from the sale of investments	159.2	264.2
Change in deferred taxes	0.1	2.1
Change in due from affiliates and other receivables	(1.8)	(15.5)
Change in deposits and other	2.3	(4.0)
Change in accounts payable, accrued expenses and other liabilities	(7.2)	(45.7)
Change in accrued compensation and benefits	(127.0)	(41.2)
Change in due to affiliates	(3.8)	1.8
Change in deferred revenue	(28.4)	(56.9)

Net cash provided by operating activities	439.1	521.7

Cash flows from investing activities
Change in restricted cash	(5.1)	(15.4)
Purchases of fixed assets, net	(18.3)	(17.8)
Purchases of intangible assets	(41.0)	—

Net cash used in investing activities	(64.4)	(33.2)

Cash flows from financing activities
Borrowing under credit facility	433.7	—
Repayments under credit facility	(744.6)	—
Payments on loans payable	(310.0)	(17.0)
Net proceeds from issuance of units in Initial Public Offering	615.8	—
Contributions from predecessor owners	9.3	6.0
Distributions to predecessor owners	(452.3)	(657.0)
Contributions from non-controlling interest holders	19.6	16.4
Distributions to non-controlling interest holders	(25.4)	(23.5)
Change in due to/from affiliates financing activity	17.3	48.7

Net cash used in financing activities	(436.6)	(626.4)

Effect of foreign exchange rate changes	1.8	6.3

Decrease in cash and cash equivalents	(60.1)	(131.6)
Cash and cash equivalents, beginning of period	509.6	616.9

Cash and cash equivalents, ending of period	$449.5	$485.3

Item 1A.	Unaudited Pro Forma Financial Information

The following unaudited condensed consolidated pro forma statement of operations for the three months and six months ended June 30, 2012 are based upon the historical financial statements included in this Quarterly Report on Form 10-Q. These pro forma financial statements present our consolidated results of operations giving pro forma effect to the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the other transactions described below as if such transactions had been completed as of January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical combined and consolidated financial information of Carlyle Group. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statement of operations.

Carlyle Group is considered our predecessor for accounting purposes, and its combined and consolidated financial statements are our historical financial statements subsequent to the reorganization and the initial public offering which were completed in May 2012. Because the pre-IPO owners of the Parent Entities control the entities that comprise Carlyle Group before and after the reorganization, we accounted for the transaction among these owners’ interests in our business as a transfer of interests under common control. Accordingly, we carried forward unchanged the value of these owners’ interests in the assets and liabilities recognized in Carlyle Group’s combined and consolidated financial statements into our consolidated financial statements.

The pro forma adjustments in the Reorganization and Other Adjustments column principally give effect to certain of the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including:

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

•

the redemption in March 2012 using borrowings on the revolving credit facility of our old senior secured credit facility of the remaining $250 million aggregate principal amount of the subordinated notes;

•

the restructuring of certain carried interest rights allocated to retired senior Carlyle professionals so that such carried interest rights are reflected as non-controlling interests in our financial statements. Our retired senior Carlyle professionals who have existing carried interests rights through their ownership in the Parent Entities did not participate in the reorganization transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The carried interest rights held by these individuals were restructured such that they have exchanged their existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights in the general partners of our funds. The individuals maintain the same carried interest rights before and after this restructuring, and no consideration in any form was provided to them;

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

•	an adjustment to reflect compensation attributable to our senior Carlyle professionals as compensation expense rather than as distributions from equity; and

•	a provision for corporate income taxes on the income of The Carlyle Group L.P.’s wholly-owned subsidiaries that is taxable for U.S. income tax purposes, which we refer to as the “corporate taxpayers.”

The pro forma adjustments in the Offering Adjustments column principally give effect to certain of the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including:

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

The pro forma adjustments in the Adjustments for Non-Controlling Interests column relate to an adjustment to net income attributable to non-controlling interests in consolidated entities representing the Carlyle Holdings partnership units held by the pre-IPO owners after the initial public offering. As part of the reorganization, the pre-IPO owners contributed all of their interests in the Parent Entities to Carlyle Holdings in exchange for an equivalent fair value of Carlyle Holdings partnership units. The net income attributable to the Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings partnerships are reflected as net income attributable to non-controlling interests in Carlyle Holdings in the consolidated financial statements of The Carlyle Group L.P.

We have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that provides for the payment by the corporate taxpayers to these parties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers realize as a result of the exchange by the limited partners of the Carlyle Holdings partnerships for The Carlyle Group L.P. common units and the resulting increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Other than the exchange by CalPERS in May 2012, no such exchanges or other tax benefits have been assumed in the unaudited condensed consolidated pro forma statements of operations and therefore no pro forma adjustment related to the tax receivable agreement is necessary. The exchange by CalPERS in May 2012 did not impact the unaudited condensed consolidated pro forma statements of operations.

As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the Securities and Exchange Commission, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have not included any pro forma adjustments relating to these costs.

The unaudited condensed consolidated pro forma statements of operations should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of The Carlyle Group L.P. included in this Quarterly Report on Form 10-Q.

The unaudited condensed consolidated pro forma statements of operations are included for informational purposes only and do not purport to reflect the results of operations of The Carlyle Group L.P. that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public entity during the periods presented or for any future period or date. The unaudited condensed consolidated pro forma statements of operations should not be relied upon as being indicative of our future or actual results of operations had the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the other transactions described above occurred on the dates assumed. The unaudited condensed consolidated pro forma statements of operations also do not project our results of operations for any future period or date.

Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Three Months Ended June 30, 2012

	Historical Consolidated Statement of Operations	Reorganization and Other Adjustments(1)		Pro Forma	Offering Adjustments (2)			Pro Forma As Adjusted for the Offering	Adjustments for Non- Controlling interests(3)			The Carlyle Group L.P. Consolidated Pro Forma
					(Dollars in millions)
Revenues
Fund management fees	$239.9			$239.9				$239.9				$239.9
Performance fees
Realized	116.7			116.7				116.7				116.7
Unrealized	(337.1)			(337.1)				(337.1)				(337.1)

Total performance fees	(220.4)			(220.4)				(220.4)				(220.4)
Investment income
Realized	2.4			2.4				2.4				2.4
Unrealized	4.6			4.6				4.6				4.6

Total investment income	7.0			7.0				7.0				7.0
Interest and other income	2.7			2.7				2.7				2.7
Interest and other income of Consolidated Funds	219.2			219.2				219.2				219.2

Total revenues	248.4			248.4				248.4				248.4

Expenses
Compensation and benefits
Base compensation	149.9	$14.6	(b)	164.5				164.5				164.5
Equity-based compensation	94.2			94.2	$(41.4)	(a	)	52.8				52.8
Performance fee related
Realized	32.1	2.1	(b)	34.2				34.2				34.2
Unrealized	(97.7)	(13.6)	(b)	(111.3)				(111.3)				(111.3)

Total compensation and benefits	178.5	3.1		181.6	(41.4)			140.2				140.2
General, administrative and other expenses	84.0			84.0				84.0				84.0
Interest	6.2			6.2	(1.6)	(b	)	4.6				4.6
Interest and other expenses of Consolidated Funds	179.5			179.5				179.5				179.5
Other non-operating income	0.7	(0.1)	(b)	0.6				0.6				0.6

Total expenses	448.9	3.0		451.9	(43.0)			408.9				408.9

Other income
Net investment gains of Consolidated Funds	386.6			386.6				386.6				386.6

Income before provision for income taxes	186.1	(3.0)		183.1	43.0			226.1				226.1
Provision for income taxes	10.6	(0.7)	(d)	9.9				9.9				9.9

Income from continuing operations before nonrecurring charges directly attributable to the transaction	175.5	(2.3)		173.2	43.0			216.2				216.2
Net income attributable to non-controlling interests in consolidated entities	357.9	(5.4)	(f)	352.5				352.5				352.5

Net income attributable to Carlyle Holdings	(182.4)	3.1		(179.3)	43.0			(136.3)				(136.3)
Net income attributable to non-controlling interests in Carlyle Holdings	—	—		—	—			—	$(122.0)	(a	)	(122.0)

Net income attributable to Carlyle Holdings	$(182.4)	$3.1	(f)	$(179.3)	$43.0			$(136.3)

Net income attributable to The Carlyle Group L.P.									$122.0	(a	)	$(14.3)

Net income per common unit
Basic												$(0.39)	(4a	)

Diluted												$(0.39)	(4a	)

Weighted average common units outstanding
Basic												36,232,453	(4a	)

Diluted												36,232,453	(4a	)

Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Six Months Ended June 30, 2012

	Historical Consolidated Statement of Operations	Reorganization and Other Adjustments(1)			Pro Forma	Offering Adjustments (2)			Pro Forma As Adjusted for the Offering	Adjustments for Non- Controlling interests(3)			The Carlyle Group L.P. Consolidated Pro Forma
						(Dollars in millions)
Revenues
Fund management fees	$474.3				$474.3				$474.3				$474.3
Performance fees					—
Realized	397.3				397.3				397.3				397.3
Unrealized	23.1				23.1				23.1				23.1

Total performance fees	420.4				420.4				420.4				420.4
Investment income
Realized	1.6	$(0.7)	(a	)	0.9				0.9				0.9
Unrealized	26.9	(11.2)	(a	)	15.7				15.7				15.7

Total investment income	28.5	(11.9)			16.6				16.6				16.6
Interest and other income	5.4	(0.1)	(a	)	5.3				5.3				5.3
Interest and other income of Consolidated Funds	430.7				430.7				430.7				430.7

Total revenues	1,359.3	(12.0)			1,347.3				1,347.3				1,347.3

Expenses
Compensation and benefits
Base compensation	256.0	67.0	(b	)	323.0				323.0				323.0
Equity-based compensation	94.2				94.2	$11.5	(a	)	105.7				105.7
Performance fee related
Realized	66.4	89.2	(b	)	155.6				155.6				155.6
Unrealized	(42.9)	63.9	(b	)	21.0				21.0				21.0

Total compensation and benefits	373.7	220.1			593.8	11.5			605.3				605.3
General, administrative and other expenses	175.2				175.2				175.2				175.2
Interest	16.6	(2.2)	(c	)	14.4	(5.0)	(b	)	9.4				9.4
Interest and other expenses of Consolidated Funds	364.0				364.0				364.0				364.0
Other non-operating income	(3.4)	1.0	(b	)	0.1				0.1				0.1
		2.5	(c	)

Total expenses	926.1	221.4			1,147.5	6.5			1,154.0				1,154.0

Other income
Net investment gains of Consolidated Funds	1,258.7	(0.5)	(a	)	1,258.2				1,258.2				1,258.2

Income before provision for income taxes	1,691.9	(233.9)			1,458.0	(6.5)			1,451.5				1,451.5
Provision for income taxes	22.3	1.4	(d	)	23.7				23.7				23.7

Income from continuing operations before nonrecurring charges directly attributable to the transaction	1,669.6	(235.3)			1,434.3	(6.5)			1,427.8				1,427.8
Net income attributable to non-controlling interests in consolidated entities	1,222.8	31.4	(f	)	1,254.2				1,254.2				1,254.2

Net income attributable to Carlyle Holdings	446.8	(266.7)			180.1	(6.5)			173.6				173.6
Net income attributable to non-controlling interests in Carlyle Holdings	—	—			—	—			—	$158.7	(a	)	158.7

Net income attributable to Carlyle Holdings	$446.8	$(266.7)	(f	)	$180.1	$(6.5)			$173.6

Net income attributable to The Carlyle Group L.P.										$(158.7)	(a	)	$14.9

Net income per common unit
Basic													$0.45	(4a	)

Diluted													$0.42	(4a	)

Weighted average common units outstanding
Basic													33,366,226	(4a	)

Diluted													35,489,903	(4a	)

Notes to Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Three Months and Six Months Ended June 30, 2012

1. Reorganization and Other Adjustments

(a)	This adjustment reflects the restructuring of certain beneficial interests in investments in or alongside our funds (including a note receivable) that were funded by certain existing and formers owners of the Parent Entities indirectly through the Parent Entities. On March 31, 2012, certain interests were distributed so that they are held directly by such persons and are no longer consolidated in our financial statements. Also, in conjunction with the reorganization in May 2012, certain other interests were restructured so that they are reported as non-controlling interests. Historically, these beneficial interests were funded through capital contributions to the Parent Entities, which were then invested into the respective fund. Accordingly, in the historical financial statements of Carlyle Group, these beneficial interests were included in the captions “investments and accrued performance fees”, “due from affiliates and other receivables, net” and “members’ equity” on the Carlyle Group balance sheet, and investment income/losses on such interests were included in “investment income (loss)”, “interest and other income” and “net income attributable to Carlyle Group” on the Carlyle Group statement of operations.

For the beneficial interests that were distributed on March 31, 2012 such that they are now held directly by such persons, a pro forma adjustment has been recorded to eliminate the historical investment income associated with the investments with a corresponding decrease to net income attributable to Carlyle Group as they are no longer investments of Carlyle Holdings. Included in the distributed beneficial interests were certain interests in our CLOs that are included in our Consolidated Funds; in the Carlyle Group historical combined and consolidated financial statements, the investment income/loss on those interests had been eliminated against the related gain/loss recorded by the Consolidated Fund. For these interests in consolidated CLOs, the pro forma adjustment results in an adjustment to net investment gains (losses) of Consolidated Funds (as the aforementioned elimination is no longer applicable after the interest is held directly by the beneficial owner). As the beneficial interests were distributed on March 31, 2012, there is no pro forma adjustment to the historical financial statements for the three months ended June 30, 2012.

For the beneficial interests that are reflected as non-controlling interests after the reorganization, a pro forma adjustment has been recorded to reclassify the income attributable to the restructured interests to income attributable to non-controlling interests in consolidated entities from income attributable to Carlyle Group. The underlying investment related to those interests continues to be held by a consolidated subsidiary of Carlyle Holdings and the beneficial interests are interests directly in the consolidated subsidiary. For the three months ended June 30, 2012, the income attributable to the restructured interests was not significant. Accordingly, no pro forma adjustment to the historical financial statements for the three months ended June 30, 2012 has been included.

The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the restructured beneficial interests:

	For the Six Months Ended June 30, 2012
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

(b)	This adjustment reflects changes to compensation and benefits expenses associated with historical payments to our senior Carlyle professionals attributable to compensation and benefits and the reallocation of carried interest in our carry funds that are currently held by our senior Carlyle professionals and other Carlyle employees. Also included in this adjustment is the change in the fair value of the liability associated with acquisition-related contingent consideration that is payable to senior Carlyle professionals based on the fulfillment of performance conditions. The effects of these items on our unaudited condensed consolidated pro forma statement of operations is as follows (Dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012
Compensation and benefits attributable to senior Carlyle professionals(1)	$14.6	$67.0
Performance fee related compensation attributable to senior Carlyle professionals(1)	(20.1)	197.4
Fair value adjustment to contingent consideration liability(2)	(0.1)	1.0
Performance fee related compensation expense adjustment due to carried interest reallocation(3)	8.6	(44.3)

Total	$3.0	$221.1

(1) –	Reflects an adjustment to record base salary, annual bonus, and benefit expenses attributable to our senior Carlyle professionals as compensation expense. Additionally, performance fee related compensation attributable to our senior Carlyle professionals is included in this pro forma adjustment. Prior to the reorganization and the initial public offering, the entities that comprise Carlyle Group were partnerships or limited liability companies. Accordingly, all payments to our senior Carlyle professionals generally were accounted for as distributions from members’ equity rather than as compensation expenses. Subsequent to the initial public offering, we account for compensation payments to our senior Carlyle professionals as compensation expenses. Amounts have been derived based upon our historical results and do not reflect the acquisition by Carlyle Holdings of the additional allocations of carried interest in our carry funds that were held by our senior Carlyle professionals (see (3) below).

(2) –	Reflects an adjustment to record the change in the fair value of the liability associated with contingent consideration related to the ESG and Claren Road acquisitions that is payable to senior Carlyle professionals based on the fulfillment of performance conditions. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Historically, the change in the fair value of this liability was recorded within members’ equity, as the amounts are obligations payable to senior Carlyle professionals. Subsequent to the initial public offering, we account for this liability in a manner similar to all other acquisition-related contingent consideration; the change in fair value of this liability is recorded within other non-operating expenses. The fair value of the contingent consideration was based on probability-weighted discounted cash flow models.
(3) –	In order to better align the interests of our senior Carlyle professionals and the other individuals who manage our carry funds with our own interests and with those of the investors in these funds, such individuals are allocated directly a portion of the carried interest in our carry funds. Prior to the reorganization, the level of such allocations vary by fund, but generally were at least 50% of the carried interests in the fund. As part of the reorganization, there was a reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis, with the exception of the Riverstone funds, where Carlyle retains essentially all of the carry to which we are entitled under our arrangements for those funds. Our senior Carlyle professionals and other individuals who manage our carry funds contributed to Carlyle Holdings a portion of the equity interests they own in the general partners of our existing carry funds in exchange for an equivalent fair value of Carlyle Holdings partnership units. No compensation was associated with this exchange as the individuals received an equivalent fair value of Carlyle Holdings partnership units for the fair value of the carried interest rights that they contributed.

Historically, these allocations of carried interest were accounted for as performance fee compensation expense for our Carlyle employees and as distributions from members’ equity for our senior Carlyle professionals. This adjustment adjusts the performance fee related compensation expense associated with the reallocation of carried interest. The amounts have been derived from our historical results.

Upon the completion of the reorganization and initial public offering in May 2012, we recorded a nonrecurring charge of approximately $59.0 million to the historical financial statements, representing the excess of the fair value of the Carlyle Holdings interests issued in this transaction over the carrying value of the compensation liability. This nonrecurring charge is included within equity-based compensation expense on the historical financial statements. We have recorded a pro forma adjustment to exclude this nonrecurring charge from the unaudited condensed consolidated pro forma statement of operations. Refer to pro forma adjustment 2(a) below.

Subsequent to the completion of the reorganization and the initial public offering, we account for the remaining equity interests that our senior Carlyle professionals and other individuals who manage our carry funds own in the general partners of our existing carry funds as performance fee compensation expense.

(c)	Reflects the elimination of all interest expense and fair value adjustments associated with the subordinated loan payable to affiliate. In March 2012, the Parent Entities redeemed the remaining $250 million aggregate principal amount of the subordinated loan payable to affiliate for $260 million. As a result of the redemptions in March 2012, all of the subordinated notes have been fully redeemed. Accordingly, interest expense of $2.2 million and a fair value gain of $2.5 million have been eliminated from the unaudited condensed consolidated pro forma statement of operations for the six months ended June 30, 2012.

This adjustment also reflects pro forma interest expense of $0.9 million for the six months ended June 30, 2012 related to the borrowings on the revolving credit facility of Carlyle Group’s old senior secured credit facility totaling $260 million related to the March 2012 redemption, at an average interest rate of 2.00%.

As the subordinated loan payable to affiliate was redeemed in March 2012, there is no pro forma adjustment to the historical financial statements for the three months ended June 30, 2012.

(d)	We have historically operated as a group of partnerships for U.S. federal income tax purposes and, for certain entities located outside the United States, corporate entities for foreign income tax purposes. Because most of the entities in our consolidated group are pass-through entities for U.S. federal income tax purposes, our profits and losses are generally allocated to the partners who are individually responsible for reporting such amounts and we are not taxed at the entity level. Based on applicable foreign, state, and local tax laws, we record a provision for income taxes for certain entities. Accordingly, the income tax provisions shown on Carlyle Group’s historical combined and consolidated statement of operations of $10.6 million and $22.3 million for the three months and six months ended June 30, 2012, respectively, primarily consisted of the District of Columbia and foreign corporate income taxes.

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

	Three Months Ended	Six Months Ended
	June 30, 2012
Income before provision for income taxes — Pro forma as adjusted for the offering	$226.1	$1,451.5
Less: income before provision for income taxes — attributable to non-taxable subsidiaries(1)	(264.6)	(1,403.0)

Income before provision for income taxes — attributable to Carlyle Holdings I L.P.	(38.5)	48.5
Less: income allocable to existing owners and not allocable to Carlyle Holdings I GP Inc. (2)	34.7	(43.6)

Carlyle Holdings I L.P. income attributable to Carlyle Holdings I GP Inc.	(3.8)	4.9
Less: taxable income of Carlyle Holdings I GP Inc. included in historical financial statements	3.4	3.4

Pro forma incremental taxable income attributable to Carlyle Holdings I GP Inc.	(0.4)	8.3
Expenses of of Carlyle Holdings I GP Inc.(3)	(0.8)	(3.7)

Income before provision for income taxes — attributable to Carlyle Holdings I GP Inc.	$(1.2)	$4.6

Federal tax expense at statutory rate, net of foreign tax credits	$(0.6)	$1.3
State and local tax expense and foreign tax expense(4)	(0.1)	0.1

Total adjustment — provision for income taxes	$(0.7)	$1.4

(1)	– Income was attributed to these entities based on income or losses of the subsidiaries of the entities.
(2)	– Pre-IPO owners own approximately 90% of Carlyle Holdings I L.P.
(3)	– Includes interest expense and accrued state taxes on income allocated from Carlyle Holdings I L.P.
(4)	– State and local tax expense was determined at a blended rate of 4.3%.

The amount of the adjustment reflects the difference between the actual tax provision for the historical organizational structure and the estimated tax provision that would have resulted had the reorganization and offering transactions been effected on January 1, 2012. This adjustment consisted of a tax provision (benefit) of $(0.7) million and $1.4 million of state and federal income taxes for the three months and six months ended June 30, 2012, respectively. No adjustment for foreign taxes was necessary.

(e)	Reflects the historical basis of partnership interests in subsidiaries of the Parent Entities that the pre-IPO owners are retaining. Certain retired senior Carlyle professionals retain their interests in our carried interest entities. For these individuals, their carried interests rights were restructured such that they exchanged their pre-existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights directly in the consolidated general partners of our funds. Historically, these interests were reflected within “members’ equity” on the Carlyle Group balance sheet, as these interests existed through the individuals’ ownership interests in the Parent Entities, and the income or losses attributable to these carried interests rights were included in “net income attributable to Carlyle Group” on the Carlyle Group statement of operations because their interests were part of the controlling interest in Carlyle Group. As their carried interest rights are no longer held through a parent of Carlyle Group directly or indirectly after this exchange, this adjustment reclassifies the income (losses) attributable to those interests totaling $(5.0) million and $28.0 million for the three months and six months ended June 30, 2012, respectively, as net income attributable to non-controlling interests in consolidated entities from net income attributable to Carlyle Group (see adjustment 1(f)). This amount was derived based on historical financial results as well as the ownership of the individuals.

Subsequent to the reorganization, we account for the carried interest rights allocated to retired senior Carlyle professionals as non-controlling interests in consolidated entities.

(f)	Reflects the allocation of the pro forma Reorganization and Other Adjustments to net income attributable to Carlyle Group or net income attributable to non-controlling interests in consolidated entities, as follows (Dollars in millions):

	Three Months Ended June 30, 2012
	Net income attributable to Carlyle Holdings	Net income attributable to non-controlling interests in consolidated entities
Compensation and benefits(2)	$(2.6)	$(0.4)
Tax provision(4)	0.7	—
Restructuring of carried interest rights(5)	5.0	(5.0)

Total	$3.1	$(5.4)

	Six Months Ended June 30, 2012
	Net income attributable to Carlyle Holdings	Net income attributable to non-controlling interests in consolidated entities
Restructuring of beneficial interests(1)	$(16.3)	$3.8
Compensation and benefits(2)	(220.7)	(0.4)
Interest expense(3)	(0.3)	—
Tax provision(4)	(1.4)	—
Restructuring of carried interest rights(5)	(28.0)	28.0

Total	$(266.7)	$31.4

(1) –	See adjustment 1(a).

(2) –	See adjustment 1(b).

(3) –	See adjustment 1(c).

(4) –	See adjustment 1(d).

(5) –	See adjustment 1(e).

2. Offering Adjustments

(a)	This adjustment reflects additional compensation and benefits expenses associated with (1) the issuance of unvested Carlyle Holdings partnership units as part of the Carlyle Holdings formation, (2) the grant of unvested deferred restricted common units of The Carlyle Group L.P., and (3) the grant of unvested phantom deferred restricted common units. Also included in this adjustment is the reversal of a nonrecurring equity-based compensation expense that was included in the historical financial statements. The effects of these items on our unaudited condensed consolidated pro forma statement of operations for the three and six months ended June 30, 2012 is as follows (Dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012
Issuance of unvested Carlyle Holdings partnership units to our senior Carlyle professionals(1)	$13.1	$52.5
Grant of unvested deferred restricted common units of The Carlyle Group L.P.(2)	4.4	17.4
Grant of unvested phantom deffered restricted common units(3)	0.1	0.6
Reversal of nonrecurring equity-based compensation expense(4)	(59.0)	(59.0)

Total	$(41.4)	$11.5

(1) –	As part of the reorganization, the pre-IPO owners received 274,000,000 Carlyle Holdings partnership units, of which 217,239,664 are vested and 56,760,336 are unvested.

We reflect the unvested Carlyle Holdings partnership units as compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“ASC 718”). The unvested Carlyle Holdings partnership units are charged to expense as the Carlyle Holdings partnership units vest over the service period on a straight-line basis. Amounts have been derived assuming a fair value of $22.00 per partnership unit (based on the initial public offering price), multiplied by the number of unvested units, expensed over the assumed service period of six years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. The pro forma expense for the three months and six months ended June 30, 2012 is entirely derived from awards with a total service period of greater than five years. The total compensation expense expected to be recognized in all future periods associated with the Carlyle Holdings partnership units, considering estimated forfeitures, is $950.4 million.

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

with a total service period of five years or less of $0.8 million and $3.0 million for the three months and six months ended June 30, 2012, respectively, and a total service period of greater than five years of $3.6 million and $14.4 million for the three months and six months ended June 30, 2012, respectively. The total compensation expense expected to be recognized in all future periods associated with the deferred restricted common units, considering estimated forfeitures, is $277.5 million.

(3) –	Upon the completion of the initial public offering, we granted phantom deferred restricted common units to our employees with an aggregate value based on the initial public offering price per common unit of approximately $7.9 million (361,238 phantom deferred restricted common units). The phantom deferred restricted common units are unvested when granted and vest over a service period. Upon vesting, the units will be settled in cash. The fair value of the units is re-measured each reporting period until settlement and charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the closing stock price on June 30, 2012, multiplied by the number of unvested units, expensed over the assumed service period of three years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. The total compensation expense expected to be recognized in all future periods associated with the phantom deferred restricted common units, considering estimated forfeitures, is $5.6 million.

(4) –	Upon the completion of the reorganization and initial public offering in May 2012, we recorded a nonrecurring charge of approximately $59.0 million to the historical financial statements related to the exchange by our senior Carlyle professionals and other individuals who manage our carry funds of a portion of the equity interests they own in the general partners of our existing carry funds for an equivalent fair value of Carlyle Holdings partnership units (see pro forma adjustment 1(b)). This nonrecurring equity-based compensation expense represents the excess of the fair value of the Carlyle Holdings interests issued in this transaction over the carrying value of the compensation liability. As this expense is a nonrecurring charge associated with the reorganization and initial public offering, we have reflected a reversal of this expense to exclude this nonrecurring charge from the unaudited condensed consolidated pro forma statement of operations.

(b)	Reflects a reduction of pro forma interest expense of $1.6 million and $5.0 million for the three months and six months ended June 30, 2012 associated with the assumed repayment using the proceeds of the initial public offering of (i) the outstanding principal amount of the loan associated with the Claren Road acquisition of $40.0 million at a fixed annual interest rate of 6.0%, and (ii) the outstanding indebtedness under the revolving credit facility of Carlyle Group’s senior secured credit facility.

3. Adjustments for Non-Controlling Interests

(a)	In order to reflect the reorganization and offering transactions as if they occurred on January 1, 2012, an adjustment has been made to reflect the inclusion of non-controlling interests in consolidated entities representing Carlyle Holdings partnership units that are held by the pre-IPO owners after the initial public offering. Such Carlyle Holdings partnership units represent approximately 90.0% of all Carlyle Holdings partnership units outstanding.

In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may up to four times a year, from and after the first anniversary of the date of the closing of this offering (subject to the terms of the exchange agreement), exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, on May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units of The Carlyle Group L.P. Following the exchange by CalPERS, The Carlyle Group L.P. has 43,221,452 Carlyle Holdings partnership units. In addition, subject to certain requirements, Mubadala will generally be entitled to exchange Carlyle Holdings partnerships units for common units following the first anniversary of the closing of this offering. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. No such exchanges have been assumed for the periods presented in the calculation of the pro forma adjustment for non-controlling interests presented herein, except for the exchange by CalPERS in May 2012, which has been included in this pro forma adjustment for the period subsequent to the exchange.

The following table reflects the calculation of the adjustment to net income attributable to non-controlling interests (Dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012
Net income — Carlyle Holdings pro forma	$216.2	$1,427.8
Less: net income attributable to non-controlling interests in consolidated entities	352.5	1,254.2

Net income (loss) attributable to Carlyle Holdings	(136.3)	173.6
Less: benefit for income tax allocable solely to The Carlyle Group L.P.	(3.6)	(1.5)

Allocable net income (loss) attributable to Carlyle Holdings	(139.9)	172.1

Allocable net income (loss) attributable to The Carlyle Group L.P. (1)	(17.9)	13.4

Net income attributable to non-controlling interest held by the existing owners	$(122.0)	$158.7

Allocable net income (loss) attributable to The Carlyle Group L.P. (1)	(17.9)	13.4
Add: benefit for income tax allocable solely to The Carlyle Group L.P.	3.6	1.5

Net income (loss) attributable to The Carlyle Group L.P.	$(14.3)	$14.9

(1) –	Allocable income to The Carlyle Group L.P. was approximately 10% for the period prior to the CalPERS exchange and approximately 14% for the period subsequent to the CalPERS exchange.

4. Calculation of Earnings per Common Unit

(a)	The weighted-average common units outstanding are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted-average The Carlyle Group L.P. common units outstanding(1)	36,232,453	36,232,453	33,366,226	33,366,226
Unvested deferred restricted common units(2)	—	—	—	687,125
Contingently issuable Carlyle Holdings partnership units(3)	—	—	—	1,436,552
Carlyle Holdings partnership units(4)	—	—	—	—

Weighted-average common units outstanding	36,232,453	36,232,453	33,366,226	35,489,903

(1) –	Weighted-average common units outstanding were calculated based on common units outstanding assuming the initial public offering occurred on January 1, 2012. This calculation also includes the issuance of additional common units in May 2012 associated with the CalPERS exchange.

(2) –	We apply the treasury stock method to determine the dilutive weighted-average common units represented by our unvested deferred restricted common units. For purposes of this calculation, the common unit price is assumed to be $22.00 per unit for the period from January 1, 2012 through May 1, 2012. For the period from May 2, 2012 through June 30, 2012, the common unit price used in this calculation is the actual unit price at the close of each trading day. For the three months ended June 30, 2012, the incremental common units associated with the unvested deferred restricted common units totaling 246,717 were antidilutive, and therefore have been excluded.

(3) –	Included in dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road acquisition. For purposes of determining the dilutive weighted-average common units, it is assumed that June 30, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom. For the three months ended June 30, 2012, the incremental common units associated with the contingently issuable Carlyle Holdings partnership units totaling 1,436,552 were antidilutive, and therefore have been excluded.

(4) –	In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may (subject to the terms of the exchange agreement) exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact). Based on these calculations, the incremental 204,975,993 and 206,542,555 Carlyle Holdings partnership units for the three months and six months ended June 30, 2012, respectively, were antidilutive, and therefore have been excluded.

The pro forma basic and diluted net income per common unit are calculated as follows (Dollars in millions, except per unit data):

	Three Months Ended		Six Months Ended
	June 30, 2012
	Basic	Diluted	Basic	Diluted
Pro forma net income attributable to The Carlyle Group L.P.(1)	$(14.3)	$(14.3)	$14.9	$14.9
Weighted average common units outstanding	36,232,453	36,232,453	33,366,226	35,489,903

Pro forma net income per common unit	$(0.39)	$(0.39)	$0.45	$0.42

(1) –	In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income attributable to The Carlyle Group L.P. would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact).

Economic Net Income, Fee Related Earnings and Distributable Earnings — Pro Forma

Economic net income (“ENI”) is a key performance benchmark used in our industry. ENI represents net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation that was issued in conjunction with the initial public offering or will be issued in future acquisitions, corporate actions and infrequently occurring or unusual events. ENI is also presented on a basis that deconsolidates the Consolidated Funds. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of income before taxes in accordance with U.S. GAAP. For a further discussion about ENI, see Note 17 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The following table is a reconciliation of the unaudited condensed consolidated pro forma income before provision for income taxes for the three months and six months ended June 30, 2012 to pro forma ENI, pro forma fee related earnings and pro forma distributable earnings for the comparable period (Dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012
Pro forma income before provision for income taxes	$226.1	$1,451.5
Adjustments:
Equity-based compensation issued in conjunction with this offering	52.1	104.4
Acquisition related charges and amortization of intangibles	21.6	44.7
Other non-operating income	0.6	0.1
Net income attributable to non-controlling interests in consolidated entities	(352.5)	(1,254.2)
Provision for income taxes attributable to non-controlling interests in consolidated entities	(5.7)	(5.7)
Severance and lease terminations	1.7	4.1
Other adjustments	(2.8)	(3.0)

Pro forma Economic Net Income	$(58.9)	$341.9

Net performance fees(1)	(109.9)	244.9
Investment income(1)	14.0	21.1

Pro forma Fee Related Earnings	$37.0	$75.9

Realized performance fees, net of related compensation(1)	75.7	225.1
Investment income (realized)(1)	4.0	4.8

Pro Forma Distributable Earnings	$116.7	$305.8

(1) – See reconciliation to most directly comparable pro forma U.S. GAAP measure below:

	Three Months Ended June 30, 2012
	Carlyle Pro Forma Consoldiated U.S. GAAP	Adjustments (2)	Total Carlyle Pro Forma Non-GAAP
	(Dollars in millions)
Performance fees
Realized	$116.7	$(7.2)	$109.5
Unrealized	(337.1)	31.8	(305.3)

Total performance fees	(220.4)	24.6	(195.8)

Performance fee related compensation expense
Realized	34.2	(0.4)	33.8
Unrealized	(111.3)	(8.4)	(119.7)

Total performance fee related compensation expense	(77.1)	(8.8)	(85.9)

Net performance fees
Realized	82.5	(6.8)	75.7
Unrealized	(225.8)	40.2	(185.6)

Total net performance fees	$(143.3)	$33.4	$(109.9)

Investment income
Realized	$2.4	$1.6	$4.0
Unrealized	4.6	5.4	10.0

Total investment income	$7.0	$7.0	$14.0

	Six Months Ended June 30, 2012
	Carlyle Pro Forma Consoldiated U.S. GAAP	Adjustments (2)	Total Carlyle Pro Forma Non-GAAP
	(Dollars in millions)
Performance fees
Realized	$397.3	$(18.5)	$378.8
Unrealized	23.1	0.8	23.9

Total performance fees	420.4	(17.7)	402.7

Performance fee related compensation expense
Realized	155.6	(1.9)	153.7
Unrealized	21.0	(16.9)	4.1

Total performance fee related compensation expense	176.6	(18.8)	157.8

Net performance fees
Realized	241.7	(16.6)	225.1
Unrealized	2.1	17.7	19.8

Total net performance fees	$243.8	$1.1	$244.9

Investment income
Realized	$0.9	$3.9	$4.8
Unrealized	15.7	0.6	16.3

Total investment income	$16.6	$4.5	$21.1

(2) –	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Carlyle Group L.P. (the “Partnership”) is a Delaware limited partnership formed on July 18, 2011. Pursuant to a reorganization into a holding partnership structure, the Partnership became a holding partnership and its sole material assets are equity interests through wholly-owned subsidiary entities representing partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively,” Carlyle Holdings”) that the Partnership acquired using proceeds from the Partnership’s initial public offering on May 8, 2012. Beginning on May 8, 2012, through wholly-owned subsidiary entities, the Partnership is the sole general partner of Carlyle Holdings and operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its subsidiaries, continues to conduct the business now conducted by these subsidiaries. Carlyle Group Management L.L.C. is the general partner of the Partnership.

On May 2, 2012, our senior Carlyle professionals, the California Public Employees’ Retirement System (“CalPERS”), and entities affiliated with Mubadala Development Company, the Abu-Dhabi based strategic development and investment company (“Mubadala”) contributed all of their interests in the Parent Entities, and our senior Carlyle professionals and other individuals engaged in our business contributed a portion of the equity interests they owned in the general partners of our existing carry funds, to Carlyle Holdings in exchange for an aggregate of 274,000,000 Carlyle Holdings partnership units. Carlyle Holdings did not conduct any activity prior to May 2, 2012.

As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the ownership interests of the limited partners of the Carlyle Holdings partnerships are reflected as a non-controlling interest in the Partnership’s financial statements. The historical combined and consolidated financial statements of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively “Carlyle Group”), reflect the predecessor financial statements of the Partnership, and are based on the historical ownership interests of the senior Carlyle professionals, CalPERS, and Mubadala in Carlyle Group.

The following discussion analyzes the financial condition and results of operations of the Partnership and, for periods prior to May 8, 2012, the financial condition and results of operations of Carlyle Group, the predecessor of the Partnership. Such analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, the Partnership’s final prospectus dated May 2, 2012, included in the Partnership’s Registration Statement on Form S-1, as amended (SEC File No. 333-176685), and the audited financial statements and footnotes as of December 31, 2011 of Carlyle Group included therein. For ease of reference, we refer to the historical financial results of Carlyle Group as being “our” historical financial results. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Partnership” are intended to mean the business and operations of the Partnership since May 8, 2012. When used in the historical context (i.e., prior to May 8, 2012), these terms are intended to mean the business and operations of Carlyle Group.

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Fund of Funds Solutions. We launched operations in our Fund of Funds Solutions segment with the acquisition of a 60% equity interest in AlpInvest on July 1, 2011.

•

Corporate Private Equity — Our Corporate Private Equity segment advises our 20 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2012, our Corporate Private Equity segment had approximately $53 billion in AUM and approximately $37 billion in fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 53 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit and emerging markets hedge funds. As of June 30, 2012, our Global Market Strategies segment had approximately $29 billion in AUM and approximately $28 billion in fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our infrastructure fund, as well as our 6 energy and renewable resources funds that we jointly advise with Riverstone. As of June 30, 2012, our Real Assets segment had approximately $30 billion in AUM and approximately $20 billion in fee-earning AUM.

•

Fund of Funds Solutions — Our Fund of Funds Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 63 vehicles. As of June 30, 2012, AlpInvest had approximately $45 billion in AUM and approximately $28 billion in fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation granted subsequent to our initial public offering, and general and administrative expenses.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry and structured credit funds, and fund of funds vehicles), assets under management (in the case of our hedge funds) and vintage year of the active funds in each of our segments as of June 30, 2012. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

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

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. While our recent fundraising has resulted in new capital commitments at levels that remain below the historically high volume achieved during 2007 and early 2008, we believe our fundraising efforts will benefit from certain fundamental and specific trends that include: (i) institutional investors’ pursuit of higher relative investment returns which have historically been provided by top quartile alternative asset management funds; (ii) distributions to existing investors from historical commitments which could be used to fund new allocations; (iii) the entrance of new institutional investors from developing markets, including sovereign wealth funds and other entities; (iv) increasing interest from high net worth individuals, and (v) the timing of capital raising activities for our large regional buyout funds. However, the average private equity fund now takes about 17 months to raise, as compared to 9 months in 2004. During the six months and twelve months ended June 30, 2012, we raised $6.0 billion and $10.3 billion, respectively, of new capital commitments across our fund platform.

•

Our ability to generate strong returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the six months and twelve months ended June 30, 2012, we realized proceeds of $6.8 billion and $13.2 billion, respectively, for our carry fund investors. Although we have been able to exit several investments at attractive returns during the first six months of 2012, and the fair value of our funds’ net assets has increased along with the economic recovery, there can be no assurance that these trends will continue. In addition, valuations in many of our funds have experienced some volatility during 2011 and 2012, a trend which could continue to occur due to overall volatility in the public markets and slowing global economic growth.

During 2008 and 2009, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. Those events led to a significantly diminished availability of credit and an increase in the cost of financing. The lack of credit in 2008 and 2009 hindered the initiation of new, large-sized transactions for our Corporate Private Equity and Real Assets segments and adversely impacted our operating results in those periods. While we continued to experience some capital markets volatility in 2011 and the first half of 2012, in contrast to 2008 and 2009 credit remains available selectively for high quality corporate transactions, though financing costs remain elevated from pre-recession levels. The concerns regarding the stability of the Eurozone currency have created uncertainty in the credit markets and, as a result, there has been a strain on banks and other financial services participants, which could have an adverse impact on our business, though a pullback in bank driven lending may also create opportunities for alternative pools of capital to participate in historically bank driven activities. Finally, a significant portion of our revenues are derived from performance fees, the size of which is dependent on the success of our fund investments. A decrease in valuations of our fund investments or valuation increases that are below the hurdle rate may result in a reduction of accrued performance fees which we would expect to be most significant in Corporate Private Equity, our largest business segment. While access to capital markets and asset valuations have improved markedly since 2009, it is not known how extensive this recovery will be or whether it will continue.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Because we pursue investment opportunities strategically as they arise and we have a long-term investment horizon, the capital deployed in any one quarter may vary significantly from the cumulative capital deployed in a given year. During the six months and twelve months ended June 30, 2012, we invested $2.9 billion and $7.9 billion, respectively, in new and existing investments in our carry funds. As of June 30, 2012, we had approximately $40.0 billion in capital available for investment, including $23.5 billion in our carry funds. We believe that our available capital and our general investment pace put us in a position to grow our revenues over time. Our ability to identify and execute investments which our investment professionals determine to be attractive continues to depend on a number of factors, including competition, valuation, credit availability and pricing and other general market conditions.

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

We were able to make significant distributions to the investors in our carry funds in the last twelve months, including the first six months of 2012, as a result of successful realization activity in our funds. Generally, successful realization activity has a positive impact on our realized performance fees, but a negative impact on our fee-earning AUM to the extent such realizations occurred in funds whose management fees are calculated on the basis of invested capital. To the extent such successful realization activity continues in subsequent periods, we would expect a similar impact.

In addition, the investment periods for many of the large carry funds that we raised during the particularly productive period from 2007 to early 2008 are scheduled to expire beginning in 2012. As a result, in limited cases, we are working with our limited partners to extend these investment periods where appropriate. In situations where we do not extend these investment periods or where we waive fees during the extension period, the end of the investment period will trigger a change in the capital base on which to calculate management fees from committed capital to invested capital at cost, or, in some cases, a step-down in the applicable management fee rates for certain of these funds. Our management fee revenues will be reduced by these reductions in the capital base on which we calculated management fees and step-downs in management fee rates, as well as by any adverse impact on fee-earning AUM resulting from successful realization activity in our carry funds. The favorable impact on fee-earning AUM and related management fee revenues of our new fundraising initiatives will, to the extent of the success of these initiatives, offset these reductions.

As we pursue new fundraising initiatives and continue to meet the demands of being a public company, we anticipate that compensation and benefits and general and administrative expenses will increase in 2012 as compared to 2011 as we continue to add staff across the firm and build out our back-office infrastructure and systems.

Recent Transactions

The Board of Directors has declared a quarterly distribution of $0.11 to common unit holders of record at the close of business on August 20, 2012, payable on August 31, 2012. The $0.11 per common unit distribution is a prorated amount based on the pricing of the Partnership’s initial public offering, which occurred on May 2, 2012.

Consolidation of Certain Carlyle Funds

Pursuant to U.S. GAAP, we consolidate certain Carlyle funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our condensed consolidated financial statements. These funds represent approximately 19% of our AUM as of June 30, 2012; approximately 15% and 14% of our fund management fees during the three months and six months ended June 30, 2012, respectively; approximately 10% and 8% of our fund management fees during the three months and six months ended June 30, 2011, respectively; less than 1% and approximately 1% of our performance fees during the three months and six months ended June 30, 2012, respectively; and approximately 3% and 1% of our performance fees during the three months and six months ended June 30, 2011.

We are not required under U.S. GAAP to consolidate most of the investment funds we advise in our condensed consolidated financial statements because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. Beginning in July 2011, we consolidate certain AlpInvest fund of funds vehicles. As of June 30, 2012, our consolidated CLOs held approximately $14.9 billion of total assets and comprised 58% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of June 30, 2012, our consolidated AlpInvest fund of funds vehicles had approximately $7.9 billion of total assets and comprised 31% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of June 30, 2012 relates to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Partnership and partners’ capital. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities, redeemable non-controlling interests in consolidated entities, and partners’ capital appropriated for Consolidated Funds in the consolidated financial statements. For further information, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q.

Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.

Key Financial Measures

Our key financial measures are discussed in the following pages.

Revenues

Revenues primarily consist of fund management fees, performance fees, investment income, including realized and unrealized gains of our investments in our funds and other trading securities, as well as interest and other income. See “— Critical Accounting Policies — Performance Fees” and Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the manner in which management fees and performance fees are generated.

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds or (c) the net asset value (“NAV”) of certain of our investment funds, as described in our consolidated financial statements. Fee-earning AUM based on NAV was approximately 8% of our total fee-earning AUM as of June 30, 2012 and approximately 6% of our total fee-earning AUM as of June 30, 2011.

Management fees for funds in our Corporate Private Equity and Real Assets segments generally range from 1.0% to 2.0% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January 1 and July 1, which are the semiannual due dates for management fees. Management fees from the fund of funds vehicles in our Fund of Funds Solutions segment generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the first two to five years of the investment period and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter. Management fees for our Fund of Fund Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road and ESG and 60% in the case of AlpInvest. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee”.

Management fees attributable to Carlyle Partners V, L.P., a U.S. buyout fund (CP V) with approximately $13.0 billion of fee-earning AUM as of June 30, 2012, was approximately 17% of total management fees recognized during the three months and six months ended June 30, 2012. For the three months and six months ended June 30, 2011, management fees attributable to our latest Europe buyout fund (CEP III), with approximately $7.3 billion of fee-earning AUM as of such date, and CP V were approximately 10% and 19%, respectively, of total management fees recognized during those periods. No other fund generated over 10% of total management fees in the periods presented.

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

Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 1.8% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) the investment fund’s cumulative returns are in excess of the preferred return and (iii) we have decided to collect carry rather than return additional capital to limited partner investors. The portion of performance fees that are realized and unrealized in each period are separately reported in our statements of operations. As a result of the reorganization in May 2012 as described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we restructured certain carried interest rights allocated to certain retired senior Carlyle professionals so that such carried interest rights are reflected as non-controlling interests in our financial statements. In addition, in connection with the reorganization, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations will decrease from historical levels to approximately 45%. Among other adjustments, the presentation of our pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to (i) income attributable to the carried interest rights which will be reflected as non-controlling interests, and (ii) the change in the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations. See “— Non-GAAP Financial Measures.”

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

Performance fees from CP V, Carlyle Partners IV, L.P. (CP IV), and Carlyle Asia Partners II, L.P. (CAP II), (with total AUM of approximately $14.9 billion, $8.1 billion, and $1.6 billion, respectively, as of June 30, 2012) were $24.6 million, $(157.6) million, and $(75.4) million, respectively, for the three months ended June 30, 2012. Performance fees from CP V and CP IV were $76.1 million and $112.9 million, respectively, for the six months ended June 30, 2012.

Performance fees from CP V, CP IV, CAP II, and Carlyle Asia Partners III, L.P. (CAP III) were $176.0 million, $89.0 million, $43.7 million, and $(44.9) million respectively, for the three months ended June 30, 2011. Performance fees from CP V and CP IV were $511.3 million and $352.8 million, respectively, for the six months ended June 30, 2011.

Realized carried interest may be clawed-back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. If the fair value of a fund’s investments falls below the applicable return hurdles previously recognized carried interest and performance fees are reduced. This will occur even if the fund’s investment values remain unchanged, because the fund’s return hurdle will claw-back previously recognized performance fees over time. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period carried interest income could thus be negative; however, cumulative performance fees and allocations can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our Global Market Strategies funds when the return on AUM exceeds previous calendar-year ending or date-of-investment high-water marks. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year-end NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. We recognize the incentive fees from our hedge funds as they are earned. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2012 and 2011, the reversals of performance fees were $(320.2) million and $(104.7) million, respectively. For the six months ended June 30, 2012 and 2011, the reversals of performance fees were $(5.1) million and $(85.4) million, respectively.

As of June 30, 2012, accrued performance fees and accrued giveback obligations were approximately $2.1 billion and $133.4 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2012 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at June 30, 2012, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.0 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Partnership does not adjust the quoted price for these instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2012:

	As of June 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
Consolidated Results

Level I	$11,858	$11,236	$4,459	$760	$28,313
Level II	146	1,231	333	113	1,823
Level III	24,476	17,056	18,252	27,343	87,127

Total Fair Value	36,480	29,523	23,044	28,216	117,263
Other Net Asset Value	752	(1,758)	(99)	—	(1,105)

Total AUM, Excluding Available Capital Commitments	37,232	27,765	22,945	28,216	116,158
Available Capital Commitments	15,292	1,281	7,059	16,368	40,000

Total AUM	$52,524	$29,046	$30,004	$44,584	$156,158

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

In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Investment Income and Interest and Other Income. Investment income and interest and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of unrealized gains (losses) at the time an investment is realized. On March 31, 2012, we distributed to their beneficial owners certain investments in or alongside our funds beneficially owned by certain existing and former owners of the Parent Entities. In connection with our May 2012 initial public offering, the remainder of such beneficial interests were restructured such that they will be reflected as non-controlling interests in our financial statements in reporting periods after the initial public offering. Among other adjustments, the presentation of pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to the investment income that is attributable to any such investments which either will no longer be consolidated or will be reflected as non-controlling interests, as the case may be. See “— Non-GAAP Financial Measures.”

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

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements for non-senior Carlyle professionals. Bonuses are accrued over the service period to which they relate. For periods prior to our initial public offering in May 2012, compensation attributable to our senior Carlyle professionals was accounted for as distributions from equity rather than as employee compensation. Furthermore, any unpaid obligation to our senior Carlyle professionals was presented as a separate liability to our senior Carlyle professionals. For periods subsequent to our initial public offering in May 2012, we account for compensation to senior Carlyle professionals as compensation expense in our statement of operations, and the liability for compensation payable to senior Carlyle professionals is included in the accrued compensation and benefits liability. For periods prior to our initial public offering in May 2012, in our calculations of Economic

Net Income, Fee Related Earnings and Distributable Earnings, which are used by management in assessing the performance of our segments, we have included an adjustment for partner compensation. See “— Consolidated Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Income Before Provision for Income Taxes to Total Segments Economic Net Income, of Total Segments Economic Net Income to Fee Related Earnings and of Fee Related Earnings to Distributable Earnings.

We recognize as compensation expense the portion of performance fees that are due to our employees, senior Carlyle professionals, and operating executives in a manner consistent with how we recognize the performance fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance fees is not paid until the related performance fees are realized, and not when such performance fees are accrued. The funds do not have a uniform allocation of performance fees to our employees, senior Carlyle professionals and operating executives. Therefore, for any given period, the ratio of performance fee compensation to performance fee revenue may vary based on the funds generating the performance fee revenue for that period and their particular allocation percentages.

In addition, we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a future service period of up to six years, which under U.S. GAAP will result in compensation charges over future periods. Compensation charges associated with the equity-based compensation grants issued in May 2012 or grants to be issued in future acquisitions are excluded from our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings.

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

We anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions. Additionally, we expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. We also expect to incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued.

Interest and Other Expenses of Consolidated Funds. The interest and other expenses of Consolidated Funds consist primarily of interest expense related primarily to our CLO loans, professional fees and other third-party expenses.

Income Taxes. Prior to the completion of the initial public offering in May 2012, we operated as a group of pass-through entities for U.S. income tax purposes and our profits and losses were allocated to the individual senior Carlyle professionals, who were individually responsible for reporting such amounts. We recorded a provision for state and local income taxes for certain entities based on applicable laws. Based on applicable foreign tax laws, we recorded a provision for foreign income taxes for certain foreign entities.

Subsequent to the initial public offering, the Carlyle Holdings partnerships and their subsidiaries continue to operate as pass-through entities for U.S. income tax purposes and record a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. is subject to additional entity-level taxes that are reflected in our consolidated financial statements.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2012, our U.S. federal income tax returns for the years 2008 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2007 to 2011. Specifically, our Washington, D.C. franchise tax years are currently open, as are our New York City returns, for the tax years 2008 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations and by subscriptions and redemptions in hedge funds which occur during the reporting period. Non-controlling interests related to hedge funds are subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time (typically one year), or may be withdrawn subject to a redemption fee in the hedge funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds are presented as redeemable non-controlling interests in consolidated entities within the consolidated balance sheets. When redeemable amounts become legally payable to investors, they are classified as a liability and included in other liabilities of Consolidated Funds in the consolidated balance sheets.

We record significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly-owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Partnership’s financial statements.

Non-GAAP Financial Measures

Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants to be issued in future acquisitions, corporate actions and infrequently occurring or unusual events. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and accordingly segment net income, are presented on a basis that deconsolidates the Consolidated Funds. ENI also reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering, was accounted for as distributions from equity rather than as employee compensation. Total Segment ENI equals the aggregate of ENI for all segments. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.

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

Fee Related Earnings. Fee related earnings is a component of ENI and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds and performance fee-related compensation. Accordingly, fee related earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee related earnings are reported as part of our segment results. We use fee related earnings from operations to measure our profitability from fund management fees. Fee related earnings reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering, was accounted for as distributions from equity rather than as employee compensation. See Note 17 to the June 30, 2012 unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

(e)	for fund of funds vehicles and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details fee-earning AUM by its respective components at each period.

	As of June 30,
	2012	2011
	(Dollars in millions)
Consolidated Results
Components of Fee-Earning AUM
Fee-earning AUM based on capital commitments (1)	$42,755	$42,494
Fee-earning AUM based on invested capital (2)	22,330	21,252
Fee-earning AUM based on collateral balances, at par (3)	15,569	10,902
Fee-earning AUM based on net asset value (4)	9,159	4,908
Fee-earning AUM based on lower of cost or fair value and other (5)	22,160	750

Balance, End of Period	$111,973	$80,306

(1)	Reflects limited partner capital commitments where the investment period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Represents the gross amount of aggregate collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Consolidated Results
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$116,998	$81,567	$111,025	$80,766
Acquisitions	—	—	2,866	—
Inflows, including Commitments (1)	1,604	875	5,290	1,979
Outflows, including Distributions (2)	(5,756)	(1,996)	(8,816)	(3,279)
Subscriptions, net of Redemptions (3)	654	(201)	1,371	(75)
Changes in CLO collateral balances	270	(487)	504	(804)
Market Appreciation/(Depreciation) (4)	333	122	610	275
Foreign Exchange and other (5)	(2,130)	426	(877)	1,434

Balance, End of Period	$111,973	$80,306	$111,973	$80,306

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$39,884	$119,338	$159,222	$37,525	$109,444	$146,969
Acquisitions	—	—	—	—	2,903	2,903
Commitments (1)	2,653	—	2,653	6,426	—	6,426
Capital Called, net(2)	(2,223)	1,986	(237)	(4,706)	4,626	(80)
Distributions(3)	366	(5,176)	(4,810)	1,038	(9,524)	(8,486)
Subscriptions, net of Redemptions (4)	—	659	659	—	1,369	1,369
Changes in CLO collateral balances	—	114	114	—	358	358
Market Appreciation/(Depreciation)(5)	—	557	557	—	7,127	7,127
Foreign exchange and other (6)	(680)	(1,320)	(2,000)	(283)	(145)	(428)

Balance, End of Period	$40,000	$116,158	$156,158	$40,000	$116,158	$156,158

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2012 and June 30, 2011. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. On July 1, 2011, we completed the acquisitions of ESG and AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. As further described below, the consolidation of these funds primarily had the impact of increasing net investment gains (losses) of Consolidated Funds for the three months and six months ended June 30, 2012 as compared to the three months and six months ended June 30, 2011. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

The following table also includes our unaudited consolidated pro forma results of operations for the three months and six months ended June 30, 2012 after giving pro forma effect to the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q as if such transactions had been completed as of January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical consolidated financial results. The unaudited consolidated pro forma financial information is included for informational purposes only and does not purport to reflect our results of operations that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public company during the periods presented or for any future period or date. The unaudited consolidated pro forma financial information should not be relied upon as being indicative of our results of operations had the transactions described above occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project our results of operations for any future period or date.

	Pro Forma (1)
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2012	2012	2011	2012	2011
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$239.9	$474.3	$239.9	$219.2	$474.3	$447.2
Performance fees
Realized	116.7	397.3	116.7	92.5	397.3	494.9
Unrealized	(337.1)	23.1	(337.1)	253.2	23.1	725.5

Total performance fees	(220.4)	420.4	(220.4)	345.7	420.4	1,220.4
Investment income
Realized	2.4	0.9	2.4	9.7	1.6	42.8
Unrealized	4.6	15.7	4.6	10.9	26.9	19.2

Total investment income	7.0	16.6	7.0	20.6	28.5	62.0
Interest and other income	2.7	5.3	2.7	7.2	5.4	13.1
Interest and other income of Consolidated Funds	219.2	430.7	219.2	163.1	430.7	330.4

Total revenues	248.4	1,347.3	248.4	755.8	1,359.3	2,073.1
Expenses
Compensation and benefits
Base compensation	164.5	323.0	149.9	88.6	256.0	175.3
Equity-based compensation	52.8	105.7	94.2	—	94.2	—
Performance fee related
Realized	34.2	155.6	32.1	31.8	66.4	84.8
Unrealized	(111.3)	21.0	(97.7)	22.3	(42.9)	57.8

Total compensation and benefits	140.2	605.3	178.5	142.7	373.7	317.9
General, administrative and other expenses	84.0	175.2	84.0	77.8	175.2	144.3
Interest	4.6	9.4	6.2	15.8	16.6	32.8
Interest and other expenses of Consolidated Funds	179.5	364.0	179.5	104.3	364.0	190.9
Other non-operating expenses (income)	0.6	0.1	0.7	5.2	(3.4)	20.6

Total expenses	408.9	1,154.0	448.9	345.8	926.1	706.5
Other income (loss)
Net investment gains (losses) of Consolidated Funds	386.6	1,258.2	386.6	(92.7)	1,258.7	(277.0)

Income before provision for income taxes	226.1	1,451.5	186.1	317.3	1,691.9	1,089.6
Provision for income taxes	9.9	23.7	10.6	6.7	22.3	12.8

Net income	216.2	1,427.8	175.5	310.6	1,669.6	1,076.8
Net income (loss) attributable to non-controlling interests in consolidated entities	352.5	1,254.2	357.9	(61.1)	1,222.8	(191.1)

Net income (loss) attributable to Carlyle Holdings	(136.3)	173.6	(182.4)	$371.7	446.8	$1,267.9

Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(122.0)	158.7	(172.1)		457.1

Net income attributable to The Carlyle Group L.P.	$(14.3)	$14.9	$(10.3)		$(10.3)

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$(0.39)	$0.45	$(0.26)		$(0.26)

Diluted	$(0.39)	$0.42	$(0.26)		$(0.26)

Weighted-average common units
Basic	36,232,453	33,366,226	40,160,245		40,160,245

Diluted	36,232,453	35,489,903	40,160,245		40,160,245

(1)	– Refer to “Unaudited Pro Forma Financial Information.”

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Total revenues were $248.4 million for the three months ended June 30, 2012, a decrease of 67% from total revenues for the three months ended June 30, 2011 of $755.8 million. The decrease in revenues was primarily attributable to a decrease in performance fees, which decreased $566.1 million for the three months ended June 30, 2012 as compared to 2011.

Fund Management Fees. Fund management fees increased $20.7 million, or 9%, to $239.9 million for the three months ended June 30, 2012 as compared to 2011. In addition, fund management fees from consolidated funds increased $13.6 million for the three months ended June 30, 2012 as compared to 2011. The fees related to consolidated funds eliminate upon consolidation of these funds.

The increase was due to approximately $38.1 million of incremental management fees resulting from the acquisitions of ESG and AlpInvest in July 2011. Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $10.7 million and $16.1 million for the three months ended June 30, 2012 and 2011, respectively. The $5.4 million decrease in transaction and portfolio advisory fees resulted primarily from a decrease in portfolio advisory fees upon the sale or public offering of portfolio companies within our corporate private equity segment.

Performance Fees. Performance fees for the three months ended June 30, 2012 were $(220.4) million compared to $345.7 million for the three months ended June 30, 2011. In addition, performance fees from consolidated funds decreased $11.9 million for the three months ended June 30, 2012 as compared to 2011. These fees eliminate upon consolidation. The performance fees recorded in the three months ended June 30, 2012 and 2011 were due principally to changes in the fair value of the underlying funds, which increased/(decreased) approximately (2)% and 4% in total remaining value during the three months ended June 30, 2012 and 2011, respectively. The net appreciation or depreciation in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Approximately $(217.6) million and $270.1 million of performance fees for the three months ended June 30, 2012 and 2011, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended June 30, 2012 and 2011 were $6.9 million and $44.5 million for the Global Market Strategies segment, and $(30.4) million and $31.1 million for the Real Assets segment, respectively. Performance fees for the Fund of Funds Solutions segment, which was established upon the completion of the acquisition of AlpInvest, were $20.7 million for the three months ended June 30, 2012. Further, approximately $(133.0) million and $265.0 million of our performance fees for the three months ended June 30, 2012 and 2011, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $7.0 million for the three months ended June 30, 2012 decreased 66% from the three months ended June 30, 2011. The $13.6 million decrease relates primarily to a lower level of appreciation in the fair value of the funds for the three months ended June 30, 2012 as compared to 2011. In addition, investment income from Consolidated Funds decreased $3.7 million for the three months ended June 30, 2012 as compared to 2011, primarily from a lesser increase in fair value of our investments in the equity tranches of our CLOs in 2012 versus 2011. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $4.5 million to $2.7 million for the three months ended June 30, 2012, as compared to $7.2 million for 2011.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $219.2 million for the three months ended June 30, 2012, an increase of $56.1 million from $163.1 million for the three months ended June 30, 2011. This increase relates primarily to the consolidated funds associated with the acquisitions of AlpInvest and ESG in July 2011, the acquired Foothill CLO in August 2011, the acquired Highland CLOs in February 2012, and two new CLOs launched in 2012. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $448.9 million for the three months ended June 30, 2012, an increase of $103.1 million from $345.8 million for the three months ended June 30, 2011. The increase is due primarily to increases in interest and other expenses of Consolidated Funds and compensation and benefits, which increased $75.2 million and $35.8 million, respectively.

Total compensation and benefits for the three months ended June 30, 2012 increased $35.8 million, or 25% from $142.7 million for the three months ended June 30, 2011 to $178.5 million for the three months ended June 30, 2012. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $443.3 million and $514.6 million in the three months ended June 30, 2012 and 2011, respectively, representing a decrease of $71.3 million due primarily to a decrease in compensation of $138.5 million, offset by an increase in interest and other expenses of Consolidated Funds of $75.2 million. The decrease in compensation primarily reflects lower performance fee related compensation corresponding to the decrease in performance fees.

Compensation and Benefits. Base compensation and benefits increased $61.3 million, or 69%, for the three months ended June 30, 2012 as compared to 2011, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals of approximately $27.8 million for periods subsequent to our initial public offering in May 2012. Also contributing to the increase is the acquisitions of ESG and AlpInvest and the addition of their professionals. The balance of the increase primarily reflects the increase in other personnel and increases in base compensation reflecting promotions and merit pay adjustments. Base compensation and benefits attributable to senior Carlyle professionals was $14.6 million and $54.4 million for the period from April 1, 2012 through our initial public offering in May 2012 and for the three months ended June 30, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $164.5 million and $143.0 million for the three months ended June 30, 2012 and 2011, respectively.

Equity-based compensation was $94.2 million for the three months ended June 30, 2012. Equity-based compensation includes $35.2 million of equity-based compensation associated with grants of deferred restricted common units and phantom deferred restricted common units, and the issuance of unvested Carlyle Holdings partnership units, all of which occurred in connection with the reorganization and initial public offering in May 2012. Also included in equity-based compensation is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012. See Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Performance fee related compensation expense decreased $119.7 million for the three months ended June 30, 2012 as compared to 2011, comprised of a decrease of $120.0 million in unrealized performance fee related compensation, offset by a $0.3 million increase in realized performance fee related compensation. Performance fee related compensation expense attributable to senior Carlyle professionals was $(20.1) million and $114.4 million for the period from April 1, 2012 through our initial public offering in May 2012 and for the three months ended June 30, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $(85.7) million and $168.5 million for the three months ended June 30, 2012 and 2011, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 39% and 49% for the three months ended June 30, 2012 and 2011, respectively. Total compensation and benefits would have been $173.0 million and $311.5 million for the three months ended June 30, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $6.2 million for the three months ended June 30, 2012 as compared to 2011. This increase was driven primarily by (i) approximately $6.8 million increase in amortization expense associated with intangible assets acquired in 2011 and 2012; (ii) a negative variance of $2.9 million related to foreign currency remeasurements; (iii) a decrease in professional fees of $2.1 million, and (iv) approximately $8.6 million of expenses related to the acquired operations of AlpInvest and ESG.

Interest. Our interest expense for the three months ended June 30, 2012 was $6.2 million, a decrease of $9.6 million from 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $75.2 million for the three months ended June 30, 2012 as compared to 2011 due primarily to the consolidated AlpInvest and ESG funds. Also contributing to the increase were higher expenses recorded by the consolidated Claren Road hedge funds and the CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Expenses. Other non-operating expenses of $0.7 million for the three months ended June 30, 2012 reflects a decrease of $4.5 million from the three months ended June 30, 2011. The decrease is due primarily to redemption of the subordinated notes payable to Mubadala in October 2011 and March 2012. For the three months ended June 30, 2011, we recorded a loss associated with the change in fair value on the subordinated notes of $3.0 million.

Net Investment Gains (Losses) of Consolidated Funds

For the three months ended June 30, 2012, net investment gains of Consolidated Funds were $386.6 million, as compared to a loss of $92.7 million for the three months ended June 30, 2011. This balance is predominantly driven by our consolidated CLOs, hedge funds and AlpInvest fund of funds vehicles, and to a lesser extent by the other consolidated funds in our financial statements. The amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities of our consolidated CLOs. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Three Months Ended June 30,
	2012	2011
	(Dollars in millions)
Realized gains	$246.2	$97.0
Net change in unrealized gains and losses	331.4	(22.6)

Total gains	577.6	74.4
Losses on liabilities of CLOs	(193.3)	(169.1)
Gains on other assets of CLOs	2.3	2.0

Total	$386.6	$(92.7)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles and corporate private equity funds, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the three months ended June 30, 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles. These gains were offset by losses on the liabilities of the consolidated CLOs. The losses on the liabilities of the CLOs reflects the fair value adjustment on the debt of the CLOs. The loss reported for the three months ended June 30, 2011 of $92.7 million was due primarily to the change in fair value of the assets and liabilities of the consolidated CLOs. For this period, the fair value of the consolidated CLOs’ liabilities appreciated more than the fair value of the consolidated CLOs’ assets.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $357.9 million for the three months ended June 30, 2012 compared to a loss of $61.1 million for the three months ended June 30, 2011. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended June 30, 2012, the net income of our Consolidated Funds was approximately $388.1 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $556.3 million and $(176.5) million, respectively, for the three months ended June 30, 2012. This compares to the net loss of our Consolidated Funds of $63.8 million for the three months ended June 30, 2011. The first quarter 2011 loss was driven by the losses incurred on the CLO liabilities as the liabilities appreciated in value greater than the investments of the CLOs. The investment loss was reduced by interest income in excess of interest expense from the CLOs.

Net Loss Attributable to The Carlyle Group L.P.

The net loss attributable to the Partnership was $10.3 million for the three months ended June 30, 2012. This amount represents the allocation of losses to the Partnership for the period from the initial public offering in May 2012 through June 30, 2012. As of June 30, 2012, the Partnership owned approximately 14% of Carlyle Holdings.

As of June 30, 2012
Carlyle Holdings partnership units held by the Partnership	43,221,452
Carlyle Holdings partnership units held by the predecessor owners	261,278,548

Total Carlyle Holdings partnership units	304,500,000

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Total revenues were $1,359.3 million for the six months ended June 30, 2012, a decrease of 34% from total revenues for the six months ended June 30, 2011 of $2,073.1 million. The decrease in revenues was primarily attributable to a decrease in performance fees, which decreased $800.0 million for the six months ended June 30, 2012 as compared to 2011.

Fund Management Fees. Fund management fees increased $27.1 million, or 6%, to $474.3 million for the six months ended June 30, 2012 as compared to 2011. In addition, fund management fees from consolidated funds increased $29.3 million for the six months ended June 30, 2012 as compared to 2011. The fees related to consolidated funds eliminate upon consolidation of these funds.

The increase was due to approximately $72.6 million of incremental management fees resulting from the acquisitions of ESG and AlpInvest in July 2011. In addition, during the six months ended June 30, 2012, management fees increased as a result of increased AUM in our Claren Road hedge funds. Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $21.4 million and $47.2 million for the six months ended June 30, 2012 and 2011, respectively. The $25.8 million decrease in transaction and portfolio advisory fees resulted primarily from several significant transaction fees that were generated by our buyout funds during the six months ended June 30, 2011 as well as a decrease in portfolio advisory fees generated upon the sale or public offering of portfolio companies within our corporate private equity segment.

Performance Fees. Performance fees for the six months ended June 30, 2012 were $420.4 million compared to $1,220.4 million for the six months ended June 30, 2011. In addition, performance fees from consolidated funds decreased $6.9 million for the six months ended June 30, 2012 as compared to 2011. These fees eliminate upon consolidation. The performance fees recorded in the six months ended June 30, 2012 and 2011 were due principally to increases in the fair value of the underlying funds, which increased approximately 8% and 15% in total remaining value during the six months ended June 30, 2012 and 2011, respectively. The change in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Approximately $246.9 million and $963.8 million of performance fees for the six months ended June 30, 2012 and 2011, respectively, were generated by our Corporate Private Equity segment. Performance fees for the six months ended June 30, 2012 and 2011 were $52.4 million and $124.5 million for the Global Market Strategies segment, and $75.1 million and $132.1 million for the Real Assets segment, respectively. Performance fees for the Fund of Funds Solutions segment, which was established upon the completion of the acquisition of AlpInvest, were $46.0 million for the six months ended June 30, 2012. Further, approximately $189.0 million and $864.1 million of our performance fees for the six months ended June 30, 2012 and 2011, respectively, were related to CP V and CP IV. During the six months ended June 30, 2011, CP V entered into a “carry position”, resulting in a cumulative catch-up of performance fees earned as of that date. For the six months ended June 30, 2012, CP V remains in a carry position but at a normalized rate.

Investment Income. Investment income of $28.5 million for the six months ended June 30, 2012 decreased 54% from the six months ended June 30, 2011. The $33.5 million decrease relates primarily to a lower level of appreciation in the fair value of the funds for the six months ended June 30, 2012 as compared to 2011. In addition, investment income from Consolidated Funds decreased $17.8 million for the six months ended June 30, 2012 as compared to 2011, primarily from a lesser increase in fair value of our investments in the equity tranches of our CLOs in 2012 versus 2011. This income is eliminated upon consolidation. Also contributing to the decrease was the distribution in March 2012 of certain investments that were funded by certain existing and former owners of the Partnership indirectly through the Partnership. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Interest and Other Income. Interest and other income decreased $7.7 million to $5.4 million for the six months ended June 30, 2012, as compared to $13.1 million for 2011.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $430.7 million for the six months ended June 30, 2012, an increase of $100.3 million from $330.4 million for the six months ended June 30, 2011. This increase relates primarily to the consolidated funds associated with the acquisitions of AlpInvest and ESG in July 2011, the acquired Foothill CLO in August 2011, the acquired Highland CLOs in February 2012, and two new CLOs launched in 2012. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $926.1 million for the six months ended June 30, 2012, an increase of $219.6 million from $706.5 million for the six months ended June 30, 2011. The increase is due primarily to increases in interest and other expenses of Consolidated Funds and total compensation and benefits, which increased $173.1 million and $55.8 million, respectively.

Total compensation and benefits for the six months ended June 30, 2012 increased $55.8 million, or 18% from $317.9 million for the six months ended June 30, 2011 to $373.7 million for the six months ended June 30, 2012. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $1,191.5 million and $1,276.4 million in the six months ended June 30, 2012 and 2011, respectively, representing a decrease of $84.9 million due primarily to a decrease in compensation of $249.2 million, offset by increases in interest and other expenses of Consolidated Funds of $173.1 million and general, administrative and other expenses of $30.9 million. The decrease in compensation primarily reflects lower performance fee related compensation corresponding to the decrease in performance fees.

Compensation and Benefits. Base compensation and benefits increased $80.7 million, or 46%, for the six months ended June 30, 2012 as compared to 2011, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals of approximately $27.8 million for periods subsequent to our initial public offering in May 2012. Also contributing to the increase is the acquisitions of ESG and AlpInvest and the addition of their professionals. The balance of the increase primarily reflects the increase in other personnel and increases in base compensation reflecting promotions and merit pay adjustments. Base compensation and benefits attributable to senior Carlyle professionals was $67.0 million and $107.4 million for the period from January 1, 2012 through our initial public offering in May 2012 and for the six months ended June 30, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $323.0 million and $282.7 million for the six months ended June 30, 2012 and 2011, respectively.

Equity-based compensation was $94.2 million for the six months ended June 30, 2012. Equity-based compensation includes $35.2 million of equity-based compensation associated with grants of deferred restricted common units and phantom deferred restricted common units, and the issuance of unvested Carlyle Holdings partnership units, all of which occurred in connection with the reorganization and initial public offering in May 2012. Also included in equity-based compensation is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012. See Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Performance fee related compensation expense decreased $119.1 million for the six months ended June 30, 2012 as compared to 2011, comprised of a decrease of $100.7 million in unrealized performance fee related compensation and a $18.4 million decrease in realized performance fee related compensation. Performance fee related compensation expense attributable to senior Carlyle professionals was $197.4 million and $462.0 million for the period from April 1, 2012 through our initial public offering in May 2012 and for the six months ended June 30, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $220.9 million and $604.6 million for the six months ended June 30, 2012 and 2011, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 53% and 50% for the six months ended June 30, 2012 and 2011, respectively. Total compensation and benefits would have been $638.1 million and $887.3 million for the six months ended June 30, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $30.9 million for the six months ended June 30, 2012 as compared to 2011. This increase was driven primarily by (i) approximately $13.2 million increase in amortization expense associated with intangible assets acquired in 2011 and 2012; (ii) an increase in expenses related to information technology of $5.6 million; and (iii) approximately $15.0 million of expenses related to the acquired operations of AlpInvest and ESG.

Interest. Our interest expense for the six months ended June 30, 2012 was $16.6 million, a decrease of $16.2 million from 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $173.1 million for the six months ended June 30, 2012 as compared to 2011 due primarily to the consolidated AlpInvest and ESG funds. Also contributing to the increase were higher expenses recorded by the consolidated Claren Road hedge funds and the CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating (Income) Expenses. Other non-operating income of $3.4 million for the six months ended June 30, 2012 reflects a decrease of $24.0 million other non-operating expenses of $20.6 million for the six months ended June 30, 2011. The decrease is due primarily to redemption of the subordinated notes payable to Mubadala in October 2011 and March 2012. For the six months ended June 30, 2011, we recorded a loss associated with the change in fair value on the subordinated notes of $17.7 million, as compared to a fair value gain of $2.5 million for the six months ended June 30, 2012.

Net Investment Gains (Losses) of Consolidated Funds

For the six months ended June 30, 2012, net investment gains of Consolidated Funds were $1,258.7 million, as compared to a loss of $277.0 million for the six months ended June 30, 2011. This balance is predominantly driven by our consolidated CLOs, hedge funds and AlpInvest fund of funds vehicles, and to a lesser extent by the other consolidated funds in our financial statements. The amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities of our consolidated CLOs. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Realized gains	$461.3	$143.1
Net change in unrealized gains and losses	1,147.4	274.4

Total gains	1,608.7	417.5
Losses on liabilities of CLOs	(352.5)	(696.1)
Gains on other assets of CLOs	2.5	1.6

Total	$1,258.7	$(277.0)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles and corporate private equity funds, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the six months ended June 30, 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles. These gains were offset by losses on the liabilities of the consolidated CLOs. The losses on the liabilities of the CLOs reflects the fair value adjustment on the debt of the CLOs. The loss reported for the six months ended June 30, 2011 of $277.0 million was due primarily to the change in fair value of the assets and liabilities of the consolidated CLOs. For this period, the fair value of the consolidated CLOs’ liabilities appreciated more than the fair value of the consolidated CLOs’ assets.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $1,222.8 million for the six months ended June 30, 2012, as compared to a loss of $191.1 million for the six months ended June 30, 2011. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the six months ended June 30, 2012, the net income of our Consolidated Funds was approximately $1,249.9 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $1,326.2 million and $(67.2) million, respectively, for the six months ended June 30, 2012. This compares to the net loss of our Consolidated Funds of $195.3 million for the six months ended June 30, 2011. The net loss for the six months ended June 30, 2011 loss was driven by the losses incurred on the CLO liabilities as the liabilities appreciated in value greater than the investments of the CLOs. The investment loss was reduced by interest income in excess of interest expense from the CLOs.

Net Loss Attributable to The Carlyle Group L.P.

The net loss attributable to the Partnership was $10.3 million for the six months ended June 30, 2012. This amount represents the allocation of losses to the Partnership for the period from the initial public offering in May 2012 through June 30, 2012. As of June 30, 2012, the Partnership owned approximately 14% of Carlyle Holdings.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2012 and 2011. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, amortization of intangible assets and acquisition related expenses, charges associated with equity-based compensation that was issued in our initial public offering or will be issued in future acquisitions, treats compensation attributable to senior Carlyle professionals for periods prior to our initial public offering as compensation expense and adjusts for other nonrecurring or unusual items and corporate actions. See Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$235.0	$214.9	$460.4	$415.5
Portfolio advisory fees, net	7.0	12.0	15.0	24.3
Transaction fees, net	3.7	4.1	6.4	22.9

Total fund level fee revenues	245.7	231.0	481.8	462.7
Performance fees
Realized	110.3	97.6	392.1	499.3
Unrealized	(311.1)	243.8	38.6	703.0

Total performance fees	(200.8)	341.4	430.7	1,202.3
Investment income
Realized	4.0	5.6	6.1	35.4
Unrealized	10.0	9.8	31.2	33.0

Total investment income	14.0	15.4	37.3	68.4
Interest and other income	2.5	7.6	5.1	13.5

Total revenues	61.4	595.4	954.9	1,746.9
Segment Expenses
Compensation and benefits
Direct base compensation	105.8	97.4	207.0	196.2
Indirect base compensation	36.2	35.7	69.3	65.8
Equity-based compensation	0.6	—	0.6	—
Performance fee related
Realized	34.5	44.6	173.6	232.4
Unrealized	(128.6)	106.1	29.0	339.0

Total compensation and benefits	48.5	283.8	479.5	833.4
General, administrative, and other indirect expenses	64.0	60.0	124.6	112.0
Interest expense	6.1	14.8	15.9	31.3

Total expenses	118.6	358.6	620.0	976.7

Economic Net Income	$(57.2)	$236.8	$334.9	$770.2

Fee Related Earnings	$35.5	$30.7	$69.5	$70.9

Net Performance Fees	$(106.7)	$190.7	$228.1	$630.9

Realized Net Performance Fees	$75.8	$53.0	$218.5	$266.9

Investment Income	$14.0	$15.4	$37.3	$68.4

Distributable Earnings	$115.3	$89.3	$294.1	$373.2

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Income before provision for income taxes	$186.1	$317.3	$1,691.9	$1,089.6
Adjustments:
Partner compensation(1)	5.6	(168.8)	(265.4)	(569.4)
Equity-based compensation issued in conjunction with the IPO	93.6	—	93.6	—
Acquisition related charges and amortization of intangibles	21.5	19.9	45.6	34.5
Other non-operating expenses (income)	0.7	5.2	(3.4)	20.6
Net income attributable to non-controlling interests in consolidated entities	(357.9)	61.1	(1,222.8)	191.1
Provision for income taxes attributable to non-controlling interests in consolidated entities	(5.7)	—	(5.7)	—
Severance and lease terminations	1.7	2.3	4.1	4.3
Other adjustments	(2.8)	(0.2)	(3.0)	(0.5)

Economic Net Income	$(57.2)	$236.8	$334.9	$770.2

Net performance fees(2)	(106.7)	190.7	228.1	630.9
Investment income(2)	14.0	15.4	37.3	68.4

Fee Related Earnings	$35.5	$30.7	$69.5	$70.9

Realized performance fees, net of related compensation(2)	75.8	53.0	218.5	266.9
Investment income — realized(2)	4.0	5.6	6.1	35.4

Distributable Earnings	$115.3	$89.3	$294.1	$373.2

(1) –	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and carried interest allocated to them, which amounts were classified as distributions from equity in our financial statements for periods prior to our initial public offering in May 2012.

(2)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$116.7	$(6.4)	$110.3
Unrealized	(337.1)	26.0	(311.1)

Total performance fees	(220.4)	19.6	(200.8)
Performance fee related compensation expense
Realized	32.1	2.4	34.5
Unrealized	(97.7)	(30.9)	(128.6)

Total performance fee related compensation expense	(65.6)	(28.5)	(94.1)
Net performance fees
Realized	84.6	(8.8)	75.8
Unrealized	(239.4)	56.9	(182.5)

Total net performance fees	$(154.8)	$48.1	$(106.7)

Investment income
Realized	$2.4	$1.6	$4.0
Unrealized	4.6	5.4	10.0

Total investment income	$7.0	$7.0	$14.0

	Three Months Ended June 30, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$92.5	$5.1	$97.6
Unrealized	253.2	(9.4)	243.8

Total performance fees	345.7	(4.3)	341.4
Performance fee related compensation expense
Realized	31.8	12.8	44.6
Unrealized	22.3	83.8	106.1

Total performance fee related compensation expense	54.1	96.6	150.7
Net performance fees
Realized	60.7	(7.7)	53.0
Unrealized	230.9	(93.2)	137.7

Total net performance fees	$291.6	$(100.9)	$190.7

Investment income (loss)
Realized	$9.7	$(4.1)	$5.6
Unrealized	10.9	(1.1)	9.8

Total investment income (loss)	$20.6	$(5.2)	$15.4

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

	Six Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$397.3	$(5.2)	$392.1
Unrealized	23.1	15.5	38.6

Total performance fees	420.4	10.3	430.7
Performance fee related compensation expense
Realized	66.4	107.2	173.6
Unrealized	(42.9)	71.9	29.0

Total performance fee related compensation expense	23.5	179.1	202.6
Net performance fees
Realized	330.9	(112.4)	218.5
Unrealized	66.0	(56.4)	9.6

Total net performance fees	$396.9	$(168.8)	$228.1

Investment income
Realized	$1.6	$4.5	$6.1
Unrealized	26.9	4.3	31.2

Total investment income	$28.5	$8.8	$37.3

	Six Months Ended June 30, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$494.9	$4.4	$499.3
Unrealized	725.5	(22.5)	703.0

Total performance fees	1,220.4	(18.1)	1,202.3
Performance fee related compensation expense
Realized	84.8	147.6	232.4
Unrealized	57.8	281.2	339.0

Total performance fee related compensation expense	142.6	428.8	571.4
Net performance fees
Realized	410.1	(143.2)	266.9
Unrealized	667.7	(303.7)	364.0

Total net performance fees	$1,077.8	$(446.9)	$630.9

Investment income (loss)
Realized	$42.8	$(7.4)	$35.4
Unrealized	19.2	13.8	33.0

Total investment income (loss)	$62.0	$6.4	$68.4

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Economic Net Income
Corporate Private Equity	$(64.5)	$162.6	$179.4	$537.4
Global Market Strategies	32.0	43.4	70.1	105.1
Real Assets	(28.7)	30.8	72.3	127.7
Fund of Funds Solutions	4.0	—	13.1	—

Economic Net Income	$(57.2)	$236.8	$334.9	$770.2

Distributable Earnings
Corporate Private Equity	$61.2	$38.8	$181.3	$259.1
Global Market Strategies	23.4	43.2	54.8	70.6
Real Assets	27.9	7.3	49.4	43.5
Fund of Funds Solutions	2.8	—	8.6	—

Distributable Earnings	$115.3	$89.3	$294.1	$373.2

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. We began reporting on our Fund of Funds Solutions segment in the quarter ending September 30, 2011. Our segment information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are greater than those presented on a consolidated GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or will be issued in future acquisitions. Finally, for periods prior to our initial public offering, ENI includes an expense for base and performance fee related compensation attributable to senior Carlyle professionals, which was accounted for as distributions from equity in the consolidated GAAP-basis financial statements.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$124.0	$130.2	$247.9	$259.6
Portfolio advisory fees, net	4.9	10.4	11.9	22.2
Transaction fees, net	1.6	4.1	3.2	22.6

Total fund level fee revenues	130.5	144.7	263.0	304.4
Performance fees
Realized	80.6	30.8	303.6	357.7
Unrealized	(269.7)	240.8	(28.4)	608.2

Total performance fees	(189.1)	271.6	275.2	965.9
Investment income
Realized	1.5	(0.1)	2.3	27.0
Unrealized	3.7	7.2	18.2	9.2

Total investment income	5.2	7.1	20.5	36.2
Interest and other income	1.6	4.2	3.0	7.8

Total revenues	(51.8)	427.6	561.7	1,314.3

Segment Expenses
Compensation and benefits
Direct base compensation	54.8	62.3	110.1	126.4
Indirect base compensation	24.1	22.7	44.9	42.6
Equity-based compensation	0.4	—	0.4	—
Performance fee related
Realized	31.0	12.1	148.6	179.4
Unrealized	(140.3)	124.2	(8.3)	339.1

Total compensation and benefits	(30.0)	221.3	295.7	687.5
General, administrative, and other indirect expenses	39.2	34.0	77.2	69.2
Interest expense	3.5	9.7	9.4	20.2

Total expenses	12.7	265.0	382.3	776.9

Economic Net Income (Loss)	$(64.5)	$162.6	$179.4	$537.4

Fee Related Earnings	$10.1	$20.2	$24.0	$53.8

Net Performance Fees	$(79.8)	$135.3	$134.9	$447.4

Realized Net Performance fees	$49.6	$18.7	$155.0	$178.3

Investment Income	$5.2	$7.1	$20.5	$36.2

Distributable Earnings	$61.2	$38.8	$181.3	$259.1

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Total fee revenues were $130.5 million for the three months ended June 30, 2012, representing a decrease of $14.2 million, or 10%, from the three months ended June 30, 2011. This decrease reflects a decrease in fund management fees of $6.2 million, a decrease in net portfolio advisory fees of $5.5 million, and a decrease in net transaction fees of $2.5 million. The decrease in net transaction fees resulted from lower transaction volume generating transaction fees in 2012 as compared to 2011. The decrease in net portfolio fees resulted primarily from lower fees generated upon the sale or public offering of portfolio companies. Despite an increase in our weighted-average management fee rate from 1.29% at June 30, 2011 to 1.32% at June 30, 2012, a decrease of approximately $2 billion of fee-earning AUM resulted in a decrease in fund management fees. This is due largely to distributions from several buyout funds outside of their investment period.

Interest and other income was $1.6 million for the three months ended June 30, 2012, a decrease from $4.2 million for the three months ended June 30, 2011.

Total compensation and benefits was $(30.0) million and $221.3 million for the three months ended June 30, 2012 and 2011, respectively. Performance fee related compensation expense was $(109.3) million and $136.3 million, or 58% and 50% of performance fees, for the three months ended June 30, 2012 and 2011, respectively.

Direct and indirect base compensation expense decreased $6.1 million for the three months ended June 30, 2012, or 7% less than the three months ended June 30, 2011, primarily reflecting adjustments to reflect lower expected annual bonuses, partially offset by increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.4 million for the three months ended June 30, 2012.

General, administrative and other indirect expenses increased $5.2 million for the three months ended June 30, 2012 as compared to 2011. The expense increase primarily reflected allocated overhead costs related to our continued investment in infrastructure and back office support.

Interest expense decreased $6.2 million, or 64%, for the three months ended June 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $(64.5) million for the three months ended June 30, 2012, reflecting a 140% decrease as compared to ENI of $162.6 million for the three months ended June 30, 2011. The decrease in ENI in the second quarter of 2012 was driven primarily by a $215.1 million decrease in net performance fees as compared to 2011 and decreases in fee revenues which resulted in a $10.1 million decrease in fee related earnings.

Fee Related Earnings. Fee related earnings were $10.1 million for the three months ended June 30, 2012, as compared to $20.2 million for the three months ended June 30, 2011, representing a decrease of $10.1 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $14.2 million, partially offset by reductions in base compensation.

Performance Fees. Performance fees decreased $460.7 million for the three months ended June 30, 2012 as compared to 2011. Performance fees of $(189.1) million and $271.6 million are inclusive of performance fees reversed of approximately $(238.4) million and $(91.7) during the three months ended June 30, 2012 and 2011, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2012	2011
	(Dollars in millions)
Buyout funds	$(192.0)	$282.3
Growth Capital funds	2.9	(10.7)

Performance fees	$(189.1)	$271.6

The $(189.1) million in performance fees for the three months ended June 30, 2012 was primarily driven by performance fees for CP IV of $(153.9) million, CAP II of $(66.7) million and CP V of $24.7 million. The second quarter 2012 and 2011 appreciation (depreciation) in the remaining value of assets for funds in this segment was approximately (2)% and 5%, respectively. Approximately 80% and 20%, respectively, of the remaining fair value of the investment portfolios of CP IV and CP V is held in publicly traded companies. Accordingly, this portion of the portfolio will move in valuation in accordance with changes in public market prices for the equity of these companies. Comparatively, the $271.6 million of performance fees for the three months ended June 30, 2011 was primarily driven by increases in net asset values of CP V and CP IV representing performance fees of $176.2 million and $89.1 million, respectively.

During the three months ended June 30, 2012, net performance fees were $(79.8) million or 42% of performance fees and $215.1 million less than the net performance fees in the second quarter of 2011.

Investment Income. Investment income for the three months ended June 30, 2012 was $5.2 million compared to $7.1 million in the second quarter of 2011. During the three months ended June 30, 2012, realized investment income was $1.5 million as compared to $(0.1) million for the second quarter in 2011. The decrease in investment income relates primarily to a lower level of appreciation of investments in the funds for the three months ended June 30, 2012 as compared to 2011.

Distributable Earnings. Distributable earnings increased $22.4 million for the three months ended June 30, 2012 to $61.2 million from $38.8 million for the same period in 2011. This primarily reflects an increase in realized net performance fees of $30.9 million for the three months ended June 30, 2012 as compared to 2011, offset by a decrease in fee related earnings of $10.1 million for the three months ended June 30, 2012 as compared to 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Total fee revenues were $263.0 million for the six months ended June 30, 2012, representing a decrease of $41.4 million, or 14%, from the six months ended June 30, 2011. This decrease reflects a $19.4 million decrease in net transaction fees, a decrease in fund management fees of $11.7 million, and a decrease in net portfolio advisory fees of $10.3 million. The decrease in net transaction fees resulted from several significant transaction fees that were generated by our buyout funds in the first six months of 2011. The decrease in net portfolio fees resulted primarily from lower fees generated upon the sale or public offering of portfolio companies. Despite an increase in our weighted-average management fee rate from 1.29% at June 30, 2011 to 1.32% at June 30, 2012, a decrease of approximately $2 billion of fee-earning AUM resulted in a decrease in fund management fees. This is due largely to distributions from several buyout funds outside of their investment period.

Interest and other income was $3.0 million for the six months ended June 30, 2012, a decrease from $7.8 million for the six months ended June 30, 2011.

Total compensation and benefits was $295.7 million and $687.5 million for the six months ended June 30, 2012 and 2011, respectively. Performance fee related compensation expense was $140.3 million and $518.5 million, or 51% and 54% of performance fees, for the six months ended June 30, 2012 and 2011, respectively.

Direct and indirect base compensation expense decreased $14.0 million for the six months ended June 30, 2012, or 8% less than the six months ended June 30, 2011, primarily reflecting adjustments to reflect lower expected annual bonuses, partially offset by increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.4 million for the six months ended June 30, 2012.

General, administrative and other indirect expenses increased $8.0 million for the six months ended June 30, 2012 as compared to 2011. The expense increase primarily reflected allocated overhead costs related to our continued investment in infrastructure and back office support.

Interest expense decreased $10.8 million, or 53%, for the six months ended June 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $179.4 million for the six months ended June 30, 2012, reflecting a 67% decrease as compared to ENI of $537.4 million for the six months ended June 30, 2011. The decrease in ENI in the six months ended June 30, 2012 was driven by a $312.5 million decrease in net performance fees as compared to 2011, decreases in fee revenues which resulted in a $29.8 million decrease in fee related earnings, and decreases in investment income of $15.7 million.

Fee Related Earnings. Fee related earnings were $24.0 million for the six months ended June 30, 2012, as compared to $53.8 million for the six months ended June 30, 2011, representing a decrease of $29.8 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $41.4 million, offset by reductions in base compensation.

Performance Fees. Performance fees decreased $690.7 million for the six months ended June 30, 2012 as compared to 2011. Performance fees of $275.2 million and $965.9 million are inclusive of performance fees reversed of approximately $(2.5) million and $(78.5) during the six months ended June 30, 2012 and 2011, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Buyout funds	$261.8	$969.2
Growth Capital funds	13.4	(3.3)

Performance fees	$275.2	$965.9

The $275.2 million in performance fees for the six months ended June 30, 2012 was primarily driven by performance fees for CP IV, CP V, and CAP II of $119.9 million, $76.2 million, and $31.5 million, respectively. The total 2012 and 2011 appreciation in the remaining value of assets for funds in this segment was approximately 7% and 16%, respectively. Approximately 80% and 20%, respectively, of the remaining fair value of the investment portfolios of CP IV and CP V is held in publicly traded companies. Accordingly, this portion of the portfolio will move in valuation in accordance with changes in public market prices for the equity of these companies. Comparatively, the $965.9 million of performance fees for the six months ended June 30, 2011 was primarily driven by increases in net asset values of CP V and CP IV, representing performance fees of $511.3 million and $352.8 million, respectively.

During the six months ended June 30, 2012, net performance fees were $134.9 million or 49% of performance fees and $312.5 million less than the net performance fees in the six months ended June 30, 2011.

Investment Income. Investment income for the six months ended June 30, 2012 was $20.5 million compared to $36.2 million in the six months ended June 30, 2011. During the six months ended June 30, 2012, realized investment income was $2.3 million as compared to $27.0 million for the six months ended June 30, 2011. The decrease in investment income relates primarily to a lower level of appreciation of investments in the funds for the six months ended June 30, 2012 as compared to 2011.

Distributable Earnings. Distributable earnings decreased $77.8 million for the six months ended June 30, 2012 to $181.3 million from $259.1 million for the same period in 2011. This reflects a reduction of fee related earnings of $29.8 million, a decrease in realized investment income of $24.7 million, and a decrease in realized net performance fees of $23.3 million for the six months ended June 30, 2012 as compared to 2011.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out fee-earning AUM by its respective components at each period.

	As of June 30,
	2012	2011
	(Dollars in millions)
Corporate Private Equity
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$28,552	$29,404
Fee-earning AUM based on invested capital	8,348	9,658
Fee-earning AUM based on lower of cost or fair value and other (2)	229	239

Total Fee-earning AUM	$37,129	$39,301

Weighted Average Management Fee Rates (3)
All Funds	1.32%	1.29%
Funds in Investment Period	1.38%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s fee-earing AUM, as of the end of each period presented.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Corporate Private Equity
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$37,833	$39,162	$37,996	$38,880
Inflows, including Commitments (1)	276	112	413	502
Outflows, including Distributions (2)	(584)	(228)	(1,038)	(883)
Foreign Exchange (3)	(396)	255	(242)	802

Balance, End of Period	$37,129	$39,301	$37,129	$39,301

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $37.1 billion at June 30, 2012, a decrease of $0.7 billion, or 2%, compared to $37.8 billion at March 31, 2012. Outflows of $0.6 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Inflows of $0.3 billion were primarily related to limited partner commitments raised by our Peru buyout fund (CPF I), our Sub-Saharan Africa buyout fund (CSSAF I), and our equity opportunities fund (CEOF), as well as equity invested by various funds outside of their investment period. New funds raised during the quarter for our latest vintage US buyout fund (CP VI) will not increase Fee-Earning AUM until the predecessor fund (CP V) is substantially invested.

Fee-earning AUM was $37.1 billion at June 30, 2012, a decrease of $0.9 billion, or more than 2%, compared to $38.0 billion at December 31, 2011. Outflows of $1.0 billion were principally a result of distributions from several of the funds outside of their investment period. Inflows of $0.4 billion were primarily related to limited partner commitments raised by our Peru buyout fund (CPF I), our Sub-Saharan Africa buyout fund (CSSAF I) funds, and our equity opportunities fund (CEOF I), as well as equity invested by various funds outside of their investment period.

Fee earning-AUM was $39.3 billion at June 30, 2011, an increase of $0.1 billion, or less than 1%, compared to $39.2 billion at March 31, 2011. Inflows of $0.1 were primarily related to limited partner commitments raised by our South America buyout fund (CSABF I) and equity invested by funds outside their investment period. This was offset by outflows of $0.2 billion related to distributions from several funds outside their investment period. Gains from foreign exchange translation were $0.3 billion.

Fee earning-AUM was $39.3 billion at June 30, 2011, an increase of $0.4 billion, or 1%, compared to $38.9 billion at December 31, 2010. Inflows of $0.5 were primarily related to limited partner commitments raised by our South America buyout fund (CSABF I) and our first Renminbi denominated buyout fund (CBPF) and equity invested by funds outside their investment period. This was offset by outflows of $0.9 billion due to distributions from several funds outside their investment period. Gains from foreign exchange translation were $0.8 billion.

Total AUM as of and for the Three and Six Months Ended June 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$13,362	$39,902	$53,264	$13,328	$37,737	$51,065
Commitments (1)	2,274	—	2,274	2,588	—	2,588
Capital Called, net(2)	(348)	242	(106)	(993)	761	(232)
Distributions(3)	109	(2,042)	(1,933)	424	(3,570)	(3,146)
Market Appreciation/(Depreciation)(4)	—	(509)	(509)	—	2,515	2,515
Foreign exchange and other (5)	(105)	(361)	(466)	(55)	(211)	(266)

Balance, End of Period	$15,292	$37,232	$52,524	$15,292	$37,232	$52,524

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $52.5 billion at June 30, 2012, a decrease of $0.7 billion, or approximately 1%, compared to $53.3 billion at March 31, 2012. This decrease was primarily driven by (a) $2.0 billion of distributions, of which approximately $0.1 billion was recycled back into available capital, and (b) market depreciation across our portfolio of $0.5 billion. The segment experienced a 2% decrease in value over the period, primarily driven by declines in value in CP IV, slightly offset by appreciation in CEP III and CP V. This decrease was offset by new commitments of $2.3 billion for our sixth U.S. buyout fund (CP VI), CPF I, CSSAF I, and CEOF I.

Total AUM was $52.5 billion at June 30, 2012, an increase of $1.5 billion, or nearly 3%, compared to $51.1 billion at December 31, 2011. This increase was primarily driven by $2.6 billion of new commitments for our second global financial services fund (CGFSP II), CP VI, CPF I, CSSAF I, CEOF I, and various co-investments, along with an increase of $2.5 billion in market appreciation, due to a 7% increase in valuations across our portfolio. The increase was driven by a 7% increase in our buyout funds and a 5% increase in our growth funds. Offsetting these increases were distributions of $3.6 billion, of which $0.4 billion was recycled back into available capital, and a $0.3 billion impact from foreign exchange adjustments.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of June 30, 2012					as of June 30, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
		(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,070.5	3.0x	34%	25%	$1,362.4	$4,070.5	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,093.6	2.5x	27%	21%	$3,851.7	$9,915.5	2.6x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$14,605.1	1.9x	15%	12%	$3,569.1	$9,040.5	2.5x	24%
CEP I	12/1997	€1,003.6	€972.0	€2,119.5	2.2x	18%	11%	€972.0	€2,119.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,046.5	€3,672.2	1.8x	39%	21%	€1,016.5	€2,739.3	2.7x	72%
CAP I	12/1998	$750.0	$627.7	$2,448.6	3.9x	25%	18%	$627.7	$2,448.6	3.9x	25%
CAP II	2/2006	$1,810.0	$1,611.3	$2,524.6	1.6x	11%	8%	$390.1	$1,294.5	3.3x	33%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥120,941.7	2.6x	61%	37%	¥30,009.4	¥104,486.3	3.5x	72%
All Other Funds (9)	Various		$2,828.7	$4,144.8	1.5x	18%	6%	$1,964.8	$3,281.6	1.7x	22%
Coinvestments and Other (10)	Various		$6,660.0	$16,219.5	2.4x	36%	33%	$4,263.6	$13,183.6	3.1x	36%

Total Fully Invested Funds			$29,145.2	$62,948.6	2.2x	28%	21%	$18,920.8	$50,690.6	2.7x	31%

Funds in the Investment Period (6)
CP V	5/2007	$13,719.7	$9,219.7	$12,984.2	1.4x	14%	9%
CEP III	12/2006	€5,294.9	€4,072.4	€4,806.8	1.2x	7%	3%
CAP III	5/2008	$2,551.6	$1,637.2	$1,675.7	1.0x	1%	-5%
CJP II	7/2006	¥165,600.0	¥119,539.7	¥124,415.7	1.0x	1%	-4%
CGFSP I	9/2008	$1,100.2	$798.4	$1,044.7	1.3x	16%	8%
CAGP IV	6/2008	$1,041.4	$421.8	$524.3	1.2x	14%	1%
All Other Funds (11)	Various		$1,501.8	$1,957.5	1.3x	12%	4%

Total Funds in the Investment Period			$20,228.4	$25,826.1	1.3x	11%	5%

TOTAL CORPORATE PRIVATE EQUITY (12)			$49,373.7	$88,774.7	1.8x	26%	18%	$22,204.3	$56,331.3	2.5x	31%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.

(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CEVP, CETP I, CAVP I, CAVP II, CAGP III and Mexico.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: MENA, CSABF, CUSGF III, CETP II, CBPF, and CEOF I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road and ESG, which we acquired on December 31, 2011 and July 1, 2011, respectively. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$59.5	$44.4	$108.1	$78.2
Portfolio advisory fees, net	0.5	0.9	1.2	1.4
Transaction fees, net	—	—	—	—

Total fund level fee revenues	60.0	45.3	109.3	79.6
Performance fees
Realized	1.3	54.8	33.7	89.6
Unrealized	4.0	(16.1)	16.7	14.9

Total performance fees	5.3	38.7	50.4	104.5
Investment income
Realized	2.8	5.0	4.1	7.9
Unrealized	4.8	2.8	8.5	19.6

Total investment income	7.6	7.8	12.6	27.5
Interest and other income	0.4	1.3	1.0	3.0

Total revenues	73.3	93.1	173.3	214.6

Segment Expenses
Compensation and benefits
Direct base compensation	25.2	15.3	44.9	30.9
Indirect base compensation	4.5	4.3	9.4	7.2
Equity-based compensation	0.1	—	0.1	—
Performance fee related
Realized	0.7	27.9	18.5	47.3
Unrealized	0.2	(13.5)	9.9	—

Total compensation and benefits	30.7	34.0	82.8	85.4
General, administrative, and other indirect expenses	9.7	13.5	17.8	19.0
Interest expense	0.9	2.2	2.6	5.1

Total expenses	41.3	49.7	103.2	109.5

Economic Net Income	$32.0	$43.4	$70.1	$105.1

Fee Related Earnings	$20.0	$11.3	$35.5	$20.4

Net Performance Fees	$4.4	$24.3	$22.0	$57.2

Realized Net Performance Fees	$0.6	$26.9	$15.2	$42.3

Investment Income	$7.6	$7.8	$12.6	$27.5

Distributable Earnings	$23.4	$43.2	$54.8	$70.6

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Total fee revenues were $60.0 million for the three months ended June 30, 2012, an increase of $14.7 million from 2011. The increase was due primarily to the acquisition of ESG on July 1, 2011, increases in management fees from the Claren Road hedge funds due to greater AUM in those funds, and additional “catch-up” management fees earned during the second quarter of 2012 from the subsequent closing of a new fund. The weighted-average management fee rate on our hedge funds decreased from 2.00% at June 30, 2011 to 1.87% at June

30, 2012 while our weighted-average fee rate on our carry funds increased from 1.39% at June 30, 2011 to 1.44% at June 30, 2012 due to increased commitments in our distressed and corporate opportunities fund (CSP III) that is currently in the investment period and large distributions from our fully invested funds where the basis is dependent upon invested equity.

Interest and other income was $0.4 million for the three months ended June 30, 2012 as compared to $1.3 million for the same period in 2011.

Total compensation and benefits was $30.7 million and $34.0 million for the three months ended June 30, 2012 and 2011, respectively. Performance fee related compensation expense was $0.9 million and $14.4 million, or 17% and 37% of performance fees, for the three months ended June 30, 2012 and 2011, respectively. The performance fee related compensation percentage for the quarter ended June 30, 2012 was influenced by the low level of performance fees for the quarter and is not meaningful as a predictor of future results.

Direct and indirect base compensation increased $10.1 million for the three months ended June 30, 2012 as compared to 2011, which primarily relates to the acquisition of ESG and the hiring of other professionals in the Global Market Strategies business and increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.1 million for the three months ended June 30, 2012.

General, administrative and other indirect expenses decreased $3.8 million to $9.7 million for the three months ended June 30, 2012 as compared to 2011.

Interest expense decreased $1.3 million, or 59%, for the three months ended June 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012. The decrease in interest expense was also due to the reductions in the outstanding balance of loans incurred in connection with the acquisition of Claren Road; such loans were fully repaid by May 2012.

Economic Net Income. ENI was $32.0 million for the three months ended June 30, 2012, a decrease of $11.4 million from $43.4 million for the three months ended June 30, 2011. The decrease in ENI for the three months ended June 30, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $19.9 million, offset by an increase in fee related earnings of $8.7 million.

Fee Related Earnings. Fee related earnings increased $8.7 million to $20.0 million for the three months ended June 30, 2012 as compared to 2011. The increase was primarily due to increases in fee revenues of $14.7 million and decreases in general, administrative and other indirect expenses of $3.8 million, offset by increases in base compensation of $9.5 million.

Performance Fees. Performance fees of $5.3 million and $38.7 million for the three months ended June 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $(4.0) million and $0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2012	2011
	(Dollars in millions)
Carry funds	$5.2	$12.8
Hedge funds	—	15.9
Structured credit funds	0.1	10.0

Performance fees	$5.3	$38.7

Performance fees for the three months ended June 30, 2012 were generated primarily by the distressed debt funds, including $3.8 million of performance fees from CSP II. Performance fees for the three months ended June 30, 2011 were generated primarily by the hedge funds and the distressed debt funds, including performance fees of $11.9 million of performance fees from the Claren Road Master Fund (“CRCF”) and $6.9 million from CSP II.

Net performance fees decreased $19.9 million to $4.4 million for the three months ended June 30, 2012 as compared to $24.3 million for the same period in 2011.

Investment Income. Investment income was $7.6 million for the three months ended June 30, 2012 as compared to $7.8 million for the same period in 2011.

Distributable Earnings. Distributable earnings decreased $19.8 million to $23.4 million for the three months ended June 30, 2012 from $43.2 million for the three months ended June 30, 2011. The decrease related primarily to decreases in realized net performance fees of $26.3 million offset by increases in fee related earnings of $8.7 million for the three months ended June 30, 2012 as compared to 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Total fee revenues were $109.3 million for the six months ended June 30, 2012, an increase of $29.7 million from 2011. The increase was due primarily to the acquisition of ESG on July 1, 2011, increases in management fees from the Claren Road hedge funds due to greater AUM in those funds, and additional “catch-up” management fees earned during 2012 from subsequent closings of a new fund. The weighted-average management fee rate on our hedge funds decreased from 2.00% at June 30, 2011 to 1.87% at June 30, 2012 while our weighted-average fee rate on our carry funds increased from 1.39% at June 30, 2011 to 1.44% at June 30, 2012 due to increased commitments in our distressed and corporate opportunities fund (CSP III) that is currently in the investment period and large distributions our fully invested funds where the basis is dependent upon invested equity.

Interest and other income was $1.0 million for the six months ended June 30, 2012 as compared to $3.0 million for the same period in 2011.

Total compensation and benefits was $82.8 million and $85.4 million for the six months ended June 30, 2012 and 2011, respectively. Performance fee related compensation expense was $28.4 million and $47.3 million, or 56% and 45% of performance fees, for the six months ended June 30, 2012 and 2011, respectively. The increase in the percentage is due primarily to the types of funds generating performance fees during the periods. Since we include only our 55% economic interest in Claren Road and ESG in our segment results, most of the performance fees associated with those funds do not have corresponding performance fee compensation expense. For the six months ended June 30, 2011, the hedge funds generated performance fees of $35.0 million, as compared to $5.7 million for the six month ended June 30, 2012. As the hedge funds contributed a greater portion of performance fees for 2011 as compared to 2012, the percentage of performance fee compensation expense to performance fees is lower for the six months ended June 30, 2011 as compared to 2012.

Direct and indirect base compensation increased $16.2 million for the six months ended June 30, 2012 as compared to 2011, which primarily relates to the acquisition of ESG and the hiring of other professionals in the Global Market Strategies business and increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.1 million for the six months ended June 30, 2012.

General, administrative and other indirect expenses decreased $1.2 million to $17.8 million for the six months ended June 30, 2012 as compared to 2011.

Interest expense decreased $2.5 million, or 49%, for the six months ended June 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012. The decrease in interest expense was also due to the reductions in the outstanding balance of loans incurred in connection with the acquisition of Claren Road; such loans were fully repaid by May 2012.

Economic Net Income. ENI was $70.1 million for the six months ended June 30, 2012, a decrease of $35.0 million from $105.1 million for the six months ended June 30, 2011. The decrease in ENI for the six months ended June 30, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $35.2 million and a decrease in investment income of $14.9 million, offset by an increase in fee related earnings of $15.1 million.

Fee Related Earnings. Fee related earnings increased $15.1 million to $35.5 million for the six months ended June 30, 2012 as compared to 2011. The increase was primarily due to increases in fee revenues of $29.7 million, offset by increases in base compensation of $16.3 million.

Performance Fees. Performance fees of $50.4 million and $104.5 million for the six months ended June 30, 2012 and 2011, respectively, are inclusive of $0 of performance fees reversed. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Carry funds	$43.0	$54.1
Hedge funds	5.7	35.0
Structured credit funds	1.7	15.4

Performance fees	$50.4	$104.5

Performance fees for the six months ended June 30, 2012 were generated primarily by the distressed debt funds, including $39.9 million from CSP II. Performance fees for the six months ended June 30, 2011 were generated primarily by the distressed debt funds and hedge funds, including $44.2 million from CSP II and $27.6 million from CRCF.

Net performance fees decreased $35.2 million to $22.0 million for the six months ended June 30, 2012 as compared to $57.2 million for the same period in 2011.

Investment Income. Investment income was $12.6 million for the six months ended June 30, 2012 as compared to $27.5 million for the same period in 2011. The decrease in investment income reflects lesser appreciation in value of our investments in certain CLOs for the six months ended June 30, 2012 as compared to 2011. Also contributing to the decrease was the distribution in March 2012 of certain investments that were funded by certain existing and former owners of the Partnership indirectly through the Partnership. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Distributable Earnings. Distributable earnings decreased $15.8 million to $54.8 million for the six months ended June 30, 2012 from $70.6 million for the six months ended June 30, 2011. The decrease related primarily to decreases in realized net performance fees of $27.1 million, offset by increases in fee related earnings of $15.1 million for the six months ended June 30, 2012 as compared to 2011.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2012	2011
	(Dollars in millions)
Global Market Strategies
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$1,322	$804
Fee-earning AUM based on invested capital	1,179	1,294
Fee-earning AUM based on collateral balances, at par	15,569	10,902
Fee-earning AUM based on net asset value	9,159	4,908
Fee-earning AUM based on other (2)	511	511

Total Fee-earning AUM	$27,740	$18,419

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.78%	1.07%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Global Market Strategies
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$26,803	$19,117	$23,186	$18,959
Acquisitions	—	—	2,866	—
Inflows, including Commitments (1)	309	132	502	132
Outflows, including Distributions (2)	(51)	(348)	(382)	(396)
Subscriptions, net of Redemptions (3)	654	(201)	1,371	(75)
Changes in CLO collateral balances	270	(487)	504	(804)
Market Appreciation/(Depreciation) (4)	85	122	(69)	275
Foreign Exchange and other (5)	(330)	84	(238)	328

Balance, End of Period	$27,740	$18,419	$27,740	$18,419

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.7 billion at June 30, 2012, an increase of $0.9 billion, or over 3%, compared to $26.8 billion at March 31, 2012. This increase was primarily a result of $0.7 billion of subscriptions, net of redemptions in our hedge funds, $0.3 billion of new commitments raised by our carry funds, and a $0.3 billion increase in the aggregate par value of our CLO collateral balances due to the launch of a $0.5 billion new-issue CLO. This was offset by $0.3 billion of foreign exchange loss due to the conversion of our European CLO funds to U.S. dollars as of the end of the period.

Fee-earning AUM was $27.7 billion at June 30, 2012, an increase of $4.5 billion, or 19%, compared to $23.2 billion at December 31, 2011. This increase was primarily a result of the $2.9 billion acquisition of four CLO management contracts from Highland Capital Management, L.P. Additionally, we had subscriptions, net of redemptions, of $1.4 billion in our hedge funds and $0.5 billion in new commitments to our carry funds. The aggregate par value of our CLO collateral balances increased $0.5 billion due to the launch of two new-issue CLO funds at $0.5 billion each. Outflows of $0.4 billion were primarily driven by distributions from our fully invested carry funds. Distributions from carry funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $18.4 billion at June 30, 2011, a decrease of $0.7 billion, or approximately 4%, compared to $19.1 billion at March 31, 2011. This decrease was primarily a result of a $0.5 billion decrease in the aggregate par value of our CLO collateral balances, $0.2 billion of redemptions, net of subscriptions, in our hedge funds, and outflows of $0.3 billion due to the end of the investment period for one of our carry funds (CSP II), which caused a change in basis from commitments to invested equity. Offsetting this were inflows of $0.1 billion due to limited partner commitments to our energy mezzanine fund (CEMOF I) and $0.1 billion of market appreciation in our hedge funds.

Fee-earning AUM was $18.4 billion at June 30, 2011, a decrease of $0.6 billion, or approximately 3%, compared to $19.0 billion at December 31, 2010. This decrease was primarily a result of a $0.8 billion decrease in the aggregate par value of our CLO collateral balances and outflows of $0.4 billion in our carry funds, primarily due to end of the investment period for one of our carry funds (CSP II), which caused a change in basis from commitments to invested equity. Offsetting this were inflows of $0.1 billion due to limited partner commitments of our energy mezzanine fund (CEOF I), $0.3 billion of market appreciation in our hedge funds, and $0.3 billion of foreign exchange gain on our European CLO funds.

Total AUM as of and for the Three and Six Months Ended June 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,116	$27,176	$28,292	$1,079	$23,434	$24,513
Acquisitions	—	—	—	—	2,903	2,903
Commitments (1)	302	—	302	414	—	414
Capital Called, net(2)	(155)	138	(17)	(231)	203	(28)
Distributions (3)	18	(133)	(115)	19	(500)	(481)
Subscriptions, net of Redemptions (4)	—	659	659	—	1,369	1,369
Changes in CLO collateral balances	—	114	114	—	358	358
Market Appreciation/(Depreciation)(5)	—	149	149	—	239	239
Foreign exchange and other (6)	—	(338)	(338)	—	(241)	(241)

Balance, End of Period (7)	$1,281	$27,765	$29,046	$1,281	$27,765	$29,046

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(7)	Ending balance is comprised of approximately $16.2 billion from our structured credit funds (including $0.1 billion of Available Capital), $9.6 billion in our hedge funds, and $3.3 billion (including $1.2 billion of Available Capital) in our carry funds.

Total AUM was $29.0 billion at June 30, 2012, an increase of $0.7 billion, or approximately 3%, compared to $28.3 billion at March 31, 2012. This increase was driven by (a) subscriptions, net of redemptions, to our hedge funds of $0.7 billion, (b) an increase of $0.1 billion in the par value of our CLO collateral balances due to the launch of a $0.5 billion new-issue CLO fund, (c) new commitments to our CEMOF I and CSP III carry funds of approximately $0.3 billion, and (d) market appreciation of $0.1 billion in both the carry funds and hedge funds. These increases were partially offset by foreign exchange loss of $0.3 billion and distributions of $0.1 billion from our carry funds

Total AUM was $29.0 billion at June 30, 2012, an increase of $4.5 billion, or approximately 18%, compared to $24.5 billion at December 31, 2011. This increase was driven by (a) the $2.9 billion acquisition of four CLO management contracts from Highland Capital Management, L.P., (b) subscriptions, net of redemptions, to our hedge funds of $1.4 billion, (c) an increase of $0.4 billion in the par value of our CLO collateral balances due mostly to the launch of two new-issue CLO funds at $0.5 billion each, (c) $0.4 billion of commitments to our CEMOF I and CSP III carry funds and (d) market appreciation of $0.2 billion driven by the carry funds. These increases were partially offset by net distributions of $0.5 billion from our carry funds and foreign exchange loss of $0.2 billion.

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

			as of June 30, 2012			Inception to June 30, 2012
	Fund Inception Date	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (5)	Net IRR (6)
			(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,167.8	1.6x	17%	12%

(1)	The data presented herein that provides “Inception to June 30, 2012” performance results for CSP II related to the period following the formation of the fund in June 2007.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.6 billion and $1.5 billion, respectively, as of June 30, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
Claren Road Master Fund	7%	12%	11%	10%
Claren Road Opportunities Fund	13%	19%	n/a	16%
Barclays Aggregate Bond Index	8%	7%	7%	6%
Volatility(4)
Claren Road Master Fund Standard Deviation (Annualized)	3%	5%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	8%	n/a	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	3%	4%	3%
Sharpe Ratio (1M LIBOR)(5)
Claren Road Master Fund	1.97	2.41	2.17	2.03
Claren Road Opportunities Fund	2.52	2.29	n/a	1.90
Barclays Aggregate Bond Index	3.23	2.30	1.33	1.15

(1)	Net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2011.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through June 30, 2012
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $1.2 billion as of June 30, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
CBE	9%	9%	5%	5%
MSCI EM index	(18%)	20%	3%	3%
Volatility(4)
CBE	6%	5%	8%	8%
MSCI EM index	24%	26%	29%	29%
Sharpe Ratio (1M LIBOR)(5)
CBE	1.61	1.81	0.44	0.48
MSCI EM index	(0.75)	0.77	0.06	0.08

(1)	Net annualized return is presented on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2011.
(3)	The CBE Fund was established in January 2007. Performance is from inception through June 30, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

The following table presents our results of operations for our Real Assets segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$34.1	$40.3	$70.7	$77.7
Portfolio advisory fees, net	1.6	0.7	1.9	0.7
Transaction fees, net	2.1	—	3.2	0.3

Total fund level fee revenues	37.8	41.0	75.8	78.7
Performance fees
Realized	27.0	12.0	50.2	52.0
Unrealized	(56.0)	19.1	26.4	79.9

Total performance fees	(29.0)	31.1	76.6	131.9
Investment income
Realized	(0.3)	0.7	(0.3)	0.5
Unrealized	1.5	(0.2)	4.5	4.2

Total investment income	1.2	0.5	4.2	4.7
Interest and other income	0.4	2.1	0.8	2.7

Total revenues	10.4	74.7	157.4	218.0

Segment Expenses
Compensation and benefits
Direct base compensation	16.9	19.8	35.1	38.9
Indirect base compensation	5.6	8.7	12.0	16.0
Equity-based compensation	0.1	—	0.1	—
Performance fee related
Realized	1.5	4.6	2.4	5.7
Unrealized	2.1	(4.6)	8.0	(0.1)

Total compensation and benefits	26.2	28.5	57.6	60.5
General, administrative, and other indirect expenses	11.8	12.5	24.5	23.8
Interest expense	1.1	2.9	3.0	6.0

Total expenses	39.1	43.9	85.1	90.3

Economic Net Income (Loss)	$(28.7)	$30.8	$72.3	$127.7

Fee Related Earnings	$2.7	$(0.8)	$1.9	$(3.3)

Net Performance Fees	$(32.6)	$31.1	$66.2	$126.3

Realized Net Performance Fees	$25.5	$7.4	$47.8	$46.3

Investment Income	$1.2	$0.5	$4.2	$4.7

Distributable Earnings	$27.9	$7.3	$49.4	$43.5

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Total fee revenues were $37.8 million for the three months ended June 30, 2012, a decrease of $3.2 million from June 30, 2011. The decrease in total fee revenues reflects a decrease in fund management fees of $6.2 million offset by increases in net transaction fees and portfolio advisory fees of $3.0 million. The decrease in management fees reflects decreases from management fees resulting from the change in basis of our latest Europe real estate fund (CEREP III) and our latest energy fund (Energy IV) from commitments to invested capital during 2011 and 2012, respectively. The lower effective rate on our sixth U.S. real estate fund (CRP VI) resulted in a decrease in our weighted-average management fee rate to 1.19% at June 30, 2012 from 1.29% at June 30, 2011.

Interest and other income was $0.4 million for the three months ended June 30, 2012, a decrease from $2.1 million for the same period in 2011.

Total compensation and benefits was $26.2 million and $28.5 million for the three months ended June 30, 2012 and 2011, respectively. Performance fee related compensation expense was $3.6 million and $0.0 million for the three months ended June 30, 2012 and 2011, respectively. Performance fees earned from the Riverstone funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $22.5 million for the three months ended June 30, 2012 as compared to $28.5 million for the same period in 2011, primarily reflecting adjustments to reflect lower expected annual bonuses and headcount reductions.

Equity-based compensation was $0.1 million for the three months ended June 30, 2012.

General, administrative and other indirect compensation decreased $0.7 million to $11.8 million for the three months ended June 30, 2012 as compared to 2011.

Interest expense decreased $1.8 million, or 62%, for the three months ended June 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $(28.7) million for the three months ended June 30, 2012, a decrease of $59.5 million from $30.8 million for the same period in 2011. The decrease in ENI for the three months ended June 30, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $63.7 million offset by an increase in fee related earnings of $3.5 million.

Fee Related Earnings. Fee related earnings increased $3.5 million for the three months ended June 30, 2012 as compared to 2011 to $2.7 million. The increase in fee related earnings is primarily attributable to a decrease in base compensation of $6.0 offset by decreases in fee revenues of $3.2 million.

Performance Fees. Performance fees of $(29.0) million and $31.1 million for the three months ended June 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $(40.3) million and $(13.0) million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2012	2011
	(Dollars in millions)
Energy funds	$(38.2)	$31.6
Real Estate funds	9.2	(0.5)

Performance fees	$(29.0)	$31.1

Performance fees for the three months ended June 30, 2012 were primarily driven by performance fees related to our energy funds, including Energy III (including co-investments) of $(18.6) million and Energy II (including co-investments) of $(10.5) million. Performance fees for the three months ended June 30, 2011 were primarily driven by performance fees attributable to Energy III (including co-investments) of $24.4 million and Energy IV of $10.9 million. Investments in our Real Assets portfolio decreased 3% during the three months ended June 30, 2012, with energy investments depreciating 5% and real estate investments appreciating 2%. This compares to a 3% increase during the three months ended June 30, 2011, with energy investments appreciating 3% and real estate investments appreciating 1%.

Net performance fees for the three months ended June 30, 2012 were $(32.6) million, representing a decline of $63.7 million over $31.1 million in net performance fees for the three months ended June 30, 2011.

Investment Income. Investment income was $1.2 million for the three months ended June 30, 2012 compared to $0.5 million for the same period in 2011.

Distributable Earnings. Distributable earnings increased $20.6 million to $27.9 million for the three months ended June 30, 2012 from $7.3 million for the same period in 2011. The increase was primarily due to a $18.1 million increase in realized net performance fees and an increase in fee related earnings of $3.5 million.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Total fee revenues were $75.8 million for the six months ended June 30, 2012, a decrease of $2.9 million from June 30, 2011. The decrease in total fee revenues reflects a decrease in fund management fees of $7.0 million offset by increases in net transaction fees and portfolio advisory fees of $4.1 million. The decrease in management fees reflects decreases from management fees resulting from the change in basis of our latest Europe real estate fund (CEREP III) and our latest energy fund (Energy IV) from commitments to invested capital during 2011 and 2012, respectively, partially offset by increases in management fees from capital raised for our sixth U.S. real estate fund (CRP VI) in the second quarter of 2011. However, the lower effective rate on CRP VI resulted in a decrease in our weighted-average management fee rate to 1.19% at June 30, 2012 from 1.29% at June 30, 2011.

Interest and other income was $0.8 million for the six months ended June 30, 2012, a decrease from $2.7 million for the same period in 2011.

Total compensation and benefits was $57.6 million and $60.5 million for the six months ended June 30, 2012 and 2011, respectively. Performance fee related compensation expense was $10.4 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively. Performance fees earned from the Riverstone funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $47.1 million for the six months ended June 30, 2012 as compared to $54.9 million for the same period in 2011, primarily reflecting adjustments to reflect lower expected annual bonuses and headcount reductions.

Equity-based compensation was $0.1 million for the six months ended June 30, 2012.

General, administrative and other indirect expenses increased $0.7 million to $24.5 million for the six months ended June 30, 2012 as compared to 2011. The expense increase primarily reflects allocated overhead costs related to our continued investment in infrastructure and back office support.

Interest expense decreased $3.0 million, or 50%, for the six months ended June 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $72.3 million for the six months ended June 30, 2012, a decrease of $55.4 million from $127.7 million for the same period in 2011. The decline in ENI for the six months ended June 30, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $60.1 million offset by an increase in fee related earnings of $5.2 million.

Fee Related Earnings. Fee related earnings increased $5.2 million for the six months ended June 30, 2012 as compared to 2011 to $1.9 million. The increase in fee related earnings is primarily attributable to a decrease in direct compensation.

Performance Fees. Performance fees of $76.6 million and $131.9 million for the six months ended June 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $(2.6) million and $(7.1) million, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Energy funds	$58.3	$125.8
Real Estate funds	18.3	6.1

Performance fees	$76.6	$131.9

Performance fees for the six months ended June 30, 2012 were primarily driven by performance fees related to our energy funds, including Energy III (including co-investments) of $32.9 million and Energy II (including co-investments) of $16.9 million. Performance fees for the six months ended June 30, 2011 were primarily driven by performance fees related to our energy funds, including Energy III (including co-investments) of $89.7 million and Energy IV of $30.1 million. Investments in our Real Assets portfolio increased 8% during the six months ended June 30, 2012, with energy investments appreciating 9% and real estate investments appreciating 7%. This compares to a 12% increase during the six months ended June 30, 2011, with energy investments appreciating 16% and real estate investments appreciating 5%.

Net performance fees for the six months ended June 30, 2012 were $66.2 million, representing a decline of $60.1 million over $126.3 million in net performance fees for the six months ended June 30, 2011.

Investment Income. Investment income was $4.2 million for the six months ended June 30, 2012 compared to $4.7 million for the same period in 2011.

Distributable Earnings. Distributable earnings increased $5.9 million to $49.4 million for the six months ended June 30, 2012 from $43.5 million for the same period in 2011. The increase was primarily due to a $5.2 million increase in fee related earnings and a $1.5 million increase in realized net performance fees for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out fee-earning AUM by its respective components at each period.

	As of June 30,
	2012	2011
	(Dollars in millions)
Real Assets
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$6,725	$12,286
Fee-earning AUM based on invested capital (2)	12,803	10,300

Total Fee-earning AUM (3)	$19,528	$22,586

Weighted Average Management Fee Rates (4)
All Funds	1.19%	1.25%
Funds in Investment Period	1.20%	1.31%

(1)	For additional information concerning the components of Fee-earning AUM, please see “-Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Carlyle/Riverstone Global Energy and Power, L.P., Carlyle/Riverstone Global Energy and Power II, L.P. Carlyle/Riverstone Global Energy Infrastructure, L.P. and Riverstone/Carlyle Renewable Energy Infrastructure II, L.P. (collectively, the “Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Energy Funds. With the exception of Riverstone/Carlyle Global Energy and Power IV, L.P. and Riverstone/Carlyle Renewable Energy Infrastructure II, L.P., where Carlyle has a minority representation on the funds’ management committees, management of each of the Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of June 30, 2012, the Energy Funds had, in the aggregate, approximately $16 billion in AUM and $9 billion in fee-earning AUM.
(4)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s fee-earing AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% interest in management fees earned by the Energy funds.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions)		(Dollars in Millions)
Real Assets
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$22,848	$23,288	$22,172	$22,937
Inflows, including Commitments (1)	340	631	1,177	1,345
Outflows, including Distributions (2)	(3,514)	(1,420)	(3,779)	(2,000)
Foreign Exchange (3)	(146)	87	(42)	304

Balance, End of Period	$19,528	$22,586	$19,528	$22,586

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $19.5 billion at June 30, 2012, a decrease of $3.3 billion, or over 14%, compared to $22.8 billion at March 31, 2012. Outflows of $3.5 billion were principally due to the completion of the investment period of one of our energy funds (Energy IV), resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds, U.S. and Europe real estate funds and related co-investments. Inflows of $0.3 billion were primarily related to investment activity in several of our real estate funds in the U.S., Europe and Asia. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $19.5 billion at June 30, 2012, a decrease of $2.7 billion, or nearly 12%, compared to $22.2 billion at December 31, 2011. Outflows of $3.8 billion were principally due to the completion of the investment period of one of our energy funds (Energy IV), resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds, U.S. and Europe real estate funds and related co-investments. Inflows of $1.2 billion were primarily related to investment activity across our real estate platform.

Fee-earning AUM was $22.6 billion at June 30, 2011, a decrease of $0.7 billion, or 3%, compared to $23.3 billion at March 31, 2011. Outflows of $1.4 billion were principally due to the completion of the investment period of our third Europe real estate fund (CEREP III), resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds and real estate funds and related co-investments. Inflows of $0.6 billion were primarily related to limited partner commitments in our sixth U.S. real estate fund (CRP VI).

Fee-earning AUM was $22.6 billion at June 30, 2011, a decrease of $0.3 billion, or 2%, compared to $22.9 billion at December 31, 2010. Outflows of $2.0 billion were principally due to the completion of the investment period of our third Europe real estate fund (CEREP III), resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds and real estate funds and related co-investments. Inflows of $1.3 billion were primarily related to limited partner commitments in our sixth U.S. real estate fund (CRP VI) and investments in our U.S. real estate and energy funds.

Total AUM as of and for the Three and Six Months Ended June 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$7,770	$24,472	$32,242	$8,278	$22,394	$30,672
Commitments (1)	87	—	87	141	—	141
Capital Called, net(2)	(879)	817	(62)	(1,768)	1,805	37
Distributions(3)	133	(1,481)	(1,348)	425	(2,653)	(2,228)
Market Appreciation/(Depreciation)(4)	—	(713)	(713)	—	1,446	1,446
Foreign exchange and other (5)	(52)	(150)	(202)	(17)	(47)	(64)

Balance, End of Period	$7,059	$22,945	$30,004	$7,059	$22,945	$30,004

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $30.0 billion at June 30, 2012, a decrease of $2.2 billion, or nearly 7%, compared to $32.2 billion at March 31, 2012. This decrease was driven by distributions of $1.5 billion, of which approximately $0.1 billion was recycled back into available capital and $0.7 billion of market depreciation across our portfolio. Depreciation was the result of a 3% decrease in values across the segment, comprised of a 9% decrease in the energy portfolio, offset by a 2% increase in values in our real estate funds.

Total AUM was $30.0 billion at June 30, 2012, a decrease of $0.7 billion, or approximately 2%, compared to $30.7 billion at December 31, 2011. This decrease was driven by distributions of $2.7 billion, of which approximately $0.4 billion was recycled back into available capital. The decrease was offset by $1.4 billion of market appreciation across the portfolio. Appreciation was the result of an 8% increase in values across the portfolio for the period, comprised of a 9% increase of our energy portfolio and a 7% increase in our real estate portfolio.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2012, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of June 30, 2012					as of June 30, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,326.0	2.5x	44%	30%	$492.1	$1,297.5	2.6x	46%
CRP IV	12/2004	$950.0	$1,186.1	$1,085.8	0.9x	-3%	-7%	$373.3	$468.2	1.3x	16%
CRP V	11/2006	$3,000.0	$3,122.5	$3,906.5	1.3x	8%	5%	$1,486.4	$1,773.7	1.2x	8%
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4x	13%	7%	€441.2	€695.0	1.6x	19%
CEREP II	4/2005	€762.7	€826.9	€330.3	0.4x	-22%	-22%	€329.3	€146.6	0.4x	-21%
CEREP III	5/2007	€2,229.5	€1,475.0	€1,705.0	1.2x	6%	0%	€—	€3.5	n/a	n/a
Energy II	7/2002	$1,100.0	$1,313.8	$3,628.9	2.8x	82%	55%	$827.4	$3,308.4	4.0x	107%
Energy III	10/2005	$3,800.0	$3,467.2	$6,715.5	1.9x	17%	13%	$1,493.9	$4,177.4	2.8x	29%
Energy IV	12/2007	$5,979.1	$4,698.3	$7,559.7	1.6x	26%	17%	$1,345.8	$2,688.5	2.0x	28%
All Other Funds (9)	Various		$1,726.4	$1,768.5	1.0x	2%	-6%	$1,286.8	$1,544.8	1.2x	10%
Coinvestments and Other (10)	Various		$3,940.0	$6,655.8	1.7x	21%	17%	$1,520.7	$3,731.7	2.5x	31%

Total Fully Invested Funds			$23,542.9	$36,159.5	1.5x	18%	11%	$9,801.1	$20,059.2	2.0x	29%

Funds in the Investment Period (6)
CRP VI (11)	9/2010	$2,340.0	$499.5	$536.7	1.1x	n/m	n/m
CIP	9/2006	$1,143.7	$733.1	$740.3	1.0x	0%	-5%
Renew II	3/2008	$3,417.5	$2,417.8	$3,328.9	1.4x	17%	10%
All Other Funds (12)	Various		$605.0	$567.1	0.9x	-3%	-10%

Total Funds in the Investment Period			$4,255.5	$5,107.6	1.2x	11%	4%

TOTAL REAL ASSETS (13)			$27,798.4	$41,267.1	1.5x	17%	10%	$10,533.2	$21,008.6	2.0x	28%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.

(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, ENERGY I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Gross IRR and Net IRR for CRP VI are not meaningful as the investment period commenced in September 2010.
(12)	Aggregate includes the following funds: CAREP II and CRCP I.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Fund of Funds Solutions

We established our Fund of Funds Solutions segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in, and began to consolidate, AlpInvest. Our segment results reflect only our 60% interest in AlpInvest’s operations whereas our consolidated financial statements reflect 100% of AlpInvest’s operations and a non-controlling interest of 40%. The following table presents our results of operations for our Fund of Funds Solutions segment:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(Dollars in millions)	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$17.4	$33.7
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—

Total fund level fee revenues	17.4	33.7
Performance fees
Realized	1.4	4.6
Unrealized	10.6	23.9

Total performance fees	12.0	28.5
Investment income
Realized	—	—
Unrealized	—	—

Total investment income	—	—
Interest and other income	0.1	0.3

Total revenues	29.5	62.5
Segment Expenses
Compensation and benefits
Direct base compensation	8.9	16.9
Indirect base compensation	2.0	3.0
Equity-based compensation	—	—
Performance fee related
Realized	1.3	4.1
Unrealized	9.4	19.4

Total compensation and benefits	21.6	43.4
General, administrative, and other indirect expenses	3.3	5.1
Interest expense	0.6	0.9

Total expenses	25.5	49.4

Economic Net Income	$4.0	$13.1

Fee Related Earnings	$2.7	$8.1

Net Performance Fees	$1.3	$5.0

Realized Net Performance Fees	$0.1	$0.5

Investment Income	$—	$—

Distributable Earnings	$2.8	$8.6

Three Months and Six Months Ended June 30, 2012

Total fee revenues were $17.4 million and $33.7 million for the three months and six months ended June 30, 2012, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the first two to five three months of the investment period and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter.

Total compensation and benefits were $21.6 million and $43.4 million for the three months and six months ended June 30, 2012, respectively. Performance fee related compensation expense was $10.7 million, or 89% of performance fees, and $23.5 million, or 82% of performance fees, for the three months and six months ended June 30, 2012, respectively. Direct and indirect base compensation expense was $10.9 million and $19.9 million for the three months and six months ended June 30, 2012, respectively.

General, administrative and other indirect expenses were $3.3 million and $5.1 million for the three months and six months ended June 30, 2012, respectively. Such expenses are comprised primarily of professional fees and rent.

Economic Net Income. ENI was $4.0 million and $13.1 million for the three months and six months ended June 30, 2012, respectively. The ENI for the period was driven primarily by $2.7 million and $8.1 million in fee related earnings for the three months and six months ended June 30, 2012, respectively, and $1.3 million and $5.0 million in net performance fees for the three months and six months ended June 30, 2012, respectively.

Fee Related Earnings. Fee related earnings were $2.7 million for the three months ended June 30, 2012. Fee related earnings were driven primarily by $17.4 million in fund management fees during the period, offset by $10.9 million in base compensation and $3.3 million in general, administrative and other indirect expenses. Fee related earnings were $8.1 million for the six months ended June 30, 2012. Fee related earnings were driven primarily by $33.7 million in fund management fees during the period, offset by $19.9 million in base compensation and $5.1 million in general, administrative and other indirect expenses.

Performance Fees. Performance fees were $12.0 million and $28.5 million for the three months and six months ended June 30, 2012, respectively. Under our arrangements with the historical owners and management team of AlpInvest, such persons are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that existed as of March 31, 2011, 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties). Net performance fees were $1.3 million and $5.0 million for the three months and six months ended June 30, 2012, respectively.

Distributable Earnings. Distributable earnings were $2.8 million for the three months ended June 30, 2012. This reflects fee related earnings of $2.7 million and realized net performance fees of $0.1 million during the period. Distributable earnings were $8.6 million for the six months ended June 30, 2012. This reflects fee related earnings of $8.1 million and realized net performance fees of $0.5 million during the period.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

As of June 30,
2012
(Dollars in millions)
Fund of Funds Solutions
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$6,156
Fee-earning AUM based on lower of cost or fair value	21,420

Total Fee-earning AUM	$27,576

(1)	For additional information concerning the components of Fee-earning AUM, please see “-Fee-earning Assets under Management.”

The table below breaks out fee-earning AUM by its respective components during the period.

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
	(Dollars in millions)
Fund of Funds Solutions
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$29,514	$27,671
Inflows, including Commitments (1)	679	3,198
Outflows, including Distributions (2)	(1,607)	(3,617)
Market Appreciation/(Depreciation) (3)	248	679
Foreign Exchange and other (4)	(1,258)	(355)

Balance, End of Period	$27,576	$27,576

(1)	Inflows represent capital raised and capital invested by fund of funds vehicles outside the investment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the investment period and changes in basis for fund of funds vehicles where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.6 billion at June 30, 2012, a decrease of $1.9 billion, or approximately 7%, compared to $29.5 billion at March 31, 2012. Outflows of $1.6 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment period, as well as distributions from several funds outside of their commitment period. Distributions from funds still in the commitment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. In addition, the segment experienced a $1.3 billion decrease resulting from the translation of the euro-denominated funds into U.S. Dollars as of the end of the period. This decrease was offset by inflows of $0.7 billion for capital invested by fully committed funds. Changes in fair value of $0.2 billion have an impact on fee-earning AUM for Fund of Funds Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. However, all funds still in their commitment period charge management fees on commitments, which are not impacted by fair value movements.

Fee-earning AUM was $27.6 billion at June 30, 2012, a decrease of $0.1 billion, or less than 1%, compared to $27.7 billion at December 31, 2011. Outflows of $3.6 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment period, as well as distributions from several funds outside of their commitment period. Distributions from funds still in the commitment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value of $0.7 billion have an impact on fee-earning AUM for Fund of Funds Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. Inflows of $3.2 billion were primarily related to new fund investment mandates activated in the first quarter as well as capital called on the fully committed funds.

Total AUM as of and for the Three and Six Month Period Ended June 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Fund of Funds Solutions
Balance, Beginning of Period	$17,636	$27,788	$45,424	$14,840	$25,879	$40,719
Commitments (1)	(10)	—	(10)	3,283	—	3,283
Capital Called, net(2)	(841)	789	(52)	(1,714)	1,857	143
Distributions(3)	106	(1,520)	(1,414)	170	(2,801)	(2,631)
Market Appreciation/(Depreciation)(4)	—	1,630	1,630	—	2,927	2,927
Foreign exchange and other (5)	(523)	(471)	(994)	(211)	354	143

Balance, End of Period	$16,368	$28,216	$44,584	$16,368	$28,216	$44,584

(1)	Represents capital raised by our fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for AlpInvest primary fund investments and secondary investment funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2012) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2012.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $44.6 billion at June 30, 2012, a decrease of $0.8 billion, or approximately 2%, compared to $45.4 billion at March 31, 2012. This decrease was primarily due to $1.4 billion of distributions, net of amounts recycled, and approximately $1.0 billion of foreign translation loss. This decrease was offset by over $1.6 billion of market appreciation. This strong market appreciation this quarter is due to the standard one quarter lag of market appreciation reported by our fund of funds vehicles.

Total AUM was $44.6 billion at June 30, 2012, an increase of $3.9 billion, or approximately 9%, compared to $40.7 billion at December 31, 2011. This increase was primarily driven by (a) $3.0 billion of existing commitments from long time investors that became active during the period, as well as $0.3 billion of new commitments raised from a new investor and (b) $2.9 billion of market appreciation. This increase was offset by $2.6 billion of distributions, net of amounts recycled.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Fund of Funds business.

			TOTAL INVESTMENTS
			as of June 30, 2012			Inception to June 30, 2012
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Fund of Funds Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,992.3	€6,391.3	1.6x	13%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,439.9	€6,223.9	1.4x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€9,396.7	€10,689.7	1.1x	5%	4%
Main Fund I - Secondary Investments	2002	€519.4	€470.0	€888.0	1.9x	55%	52%
Main Fund II - Secondary Investments	2003	€998.4	€939.0	€1,662.6	1.8x	28%	27%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,089.4	€2,704.1	1.3x	9%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,537.2	€1,942.7	1.3x	26%	24%
Main Fund II - Co-Investments	2003	€1,090.0	€885.6	€2,337.4	2.6x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,527.2	€2,547.0	1.0x	0%	-1%
Main Fund II - Mezzanine Investments	2004	€700.0	€712.1	€922.9	1.3x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,348.3	€1,686.2	1.3x	10%	9%
All Other Funds (10)	Various		€1,264.3	€1,879.6	1.5x	19%	15%

Total Fully Committed Funds			€29,602.0	€39,875.3	1.3x	11%	10%

Funds in the Commitment Period
Main Fund IV - Fund Investments	2009	€4,880.0	€931.6	€915.1	1.0x	-2%	-5%
Main Fund V - Secondary Investments	2011	€2,377.3	€150.2	€156.0	1.0x	16%	8%
Main Fund IV - Co-Investments	2010	€1,575.0	€1,057.6	€1,047.9	1.0x	-1%	-3%
All Other Funds (9)	Various		€31.7	€31.4	1.0x	-7%	-16%

Total Funds in the Commitment Period			€2,171.1	€2,150.4	1.0x	-1%	-3%

TOTAL FUND OF FUNDS SOLUTIONS			€31,773.1	€42,025.7	1.3x	11%	10%

TOTAL FUND OF FUNDS SOLUTIONS (USD) (10)			$40,193.7	$53,163.4	1.3x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of June 30, 2012, these excluded investments represent $0.7 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$908.0	$1,310.5
Net cash used in investing activities	(64.4)	(33.2)
Net cash used in financing activities	(892.0)	(1,438.0)
Effect of foreign exchange rate change	(11.7)	29.1

Net change in cash and cash equivalents	$(60.1)	$(131.6)

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees and related non-cash compensation that are included in earnings. Cash flows from operating activities prior to our initial public offering do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts are included as a use of cash for distributions in financing activities. Subsequent to our initial public offering in May 2012, we record cash compensation expense to senior Carlyle professionals, which will have the effect of reducing cash provided by operating activities and cash used in financing activities. Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the six months ended June 30, 2012, proceeds were $149.8 million while purchases were $20.3 million. In the six months ended June 30, 2011, investment proceeds were $263.6 million as compared to purchases of $84.5 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the six months ended June 30, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $4,309.5 million, while purchases of investments by the Consolidated Funds were $3,821.1 million. For the six months ended June 30, 2011, proceeds from the sales and settlements of investments by the Consolidated Funds were $4,246.5 million, while purchases of investments by the Consolidated Funds were $3,761.6 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use and investments in restricted cash and securities. Purchases of fixed assets were $18.3 million and $17.8 million for the six months ended June 30, 2012 and 2011, respectively. We acquired $41.0 million of intangible assets during the six months ended June 30, 2012, consisting of CLO management contracts.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million and $657.0 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, our net borrowings under our revolving credit facility were $310.9 million and our payments on our loans payable were $310.0 million. For the six months ended June 30, 2011, there were no borrowings or repayments on the revolving credit facility and payments on our loans payable totaled $17.0 million. The net proceeds from our initial public offering in May 2012 were $615.8 million. The net payments on loans payable by our Consolidated Funds during the six months ended June 30, 2012 and 2011, respectively were $507.0 million and $983.4 million, respectively. Contributions from non-controlling interest holders was $1,227.8 million and $354.5 million for the six months ended June 30, 2012 and 2011, respectively, and distributions to non-controlling interest holders was $1,198.2 million and $189.8 million for the six months ended June 30, 2012 and 2011, respectively; the significant increase is due to the activity from the AlpInvest consolidated funds and the consolidated hedge funds related to Claren Road and ESG.

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

Our general partner currently intends to cause The Carlyle Group L.P. to make quarterly distributions to the limited partners of Carlyle Holdings. Distributions to our common unitholders of their share of distributions from Carlyle Holdings will be made net of taxes and amounts payable under the tax receivable agreement (as described below) whereas distributions to the other limited partners of Carlyle Holdings will be made on a gross basis. We currently anticipate that we will cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit. The Board of Directors of our general partner declared a distribution of $0.11 per common unit for the first quarter as a public company, reflecting the prorated amount based on the timing of our initial public offering. In addition, we currently anticipate that we will cause Carlyle Holdings to make annual distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, in an amount that, taken together with the other above-described quarterly distributions, represents substantially all of our Distributable Earnings in excess of the amount determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds or to comply with applicable law or any of our financing agreements. We anticipate that the aggregate amount of our distributions for most years will be less than our Distributable Earnings for that year due to these funding requirements.

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

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2012, and we believe these sources will be sufficient to fund our capital needs for at least the next 12 months.

Since our inception through June 30, 2012, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in excess of $4 billion in or alongside our funds. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2012, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,342.7	$1,796.4	$3,139.1
Global Market Strategies	461.2	132.5	593.7
Real Assets	530.6	220.4	751.0

Total	$2,334.5	$2,149.3	$4,483.8

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.15 billion of unfunded commitments, approximately $2.05 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of June 30, 2012 consist of the following:

As of June 30, 2012
(Dollars in millions)
Equity method investments, excluding accrued performance fees	$366.3
Trading securities and other investments	40.3

Total investments	$406.6

Less: Amounts attributable to non-controlling interests in consolidated entities	(232.5)

Total investments attributable to Carlyle Holdings	$174.1

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Investments attributable to Carlyle Holdings before the effect of consolidation was $216.5 million at June 30, 2012.

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

Our accrued performance fees by segment as of June 30, 2012, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$1,574.5	$74.9	$1,499.6
Global Market Strategies	65.3	1.2	64.1
Real Assets	294.1	57.3	236.8
Fund of Funds Solutions	185.9	—	185.9

Total	$2,119.8	$133.4	$1,986.4

Less: Accrued performance fee-related compensation			(844.2)
Plus: Receivable for giveback obligations from current and former employees			62.1
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(37.6)

Net accrued performance fees attributable to Carlyle Holdings			$1,166.7

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Net accrued performance fees attributable to Carlyle Holdings before the effect of consolidation was $1,177.9 million (which amount reflects an adjustment from that reported in our earnings release dated August 8, 2012) at June 30, 2012.

Our Balance Sheet and Indebtedness

Total assets were $29.6 billion at June 30, 2012, an increase of $4.9 billion from December 31, 2011. The increase in total assets was primarily attributable to increases in investments in Consolidated Funds. Assets of the Consolidated Funds were approximately $25.6 billion at June 30, 2012, representing an increase of $5.1 billion from December 31, 2011. Total liabilities were $16.3 billion at June 30, 2012, an increase of $2.8 billion from December 31, 2011. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $3.6 billion from December 31, 2011 to June 30, 2012. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2012, our total assets were $4.1 billion, including cash and cash equivalents of $449.5 million, accrued performance fees of $2,130.9 million, and investments of $449.0 million.

Loans Payable. Loans payable on our balance sheet at June 30, 2012 reflects $500.0 million outstanding under our senior secured credit facility, comprised of $500.0 million of term loan balance outstanding; no amount was outstanding under the revolving credit facility.

Senior Credit Facility. On May 8, 2012, the Partnership completed an initial public offering of 30,500,000 common units priced at $22.00 per unit. The common units are listed on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the initial public offering were approximately $615.8 million, after deducting underwriting discounts and offering expenses. After completion of the initial public offering, Carlyle Holdings repaid all outstanding indebtedness under Carlyle Group’s revolving credit facility of its senior secured credit facility, and approximately $40.0 million of outstanding indebtedness under a loan agreement Carlyle Group entered into in connection with the acquisition of Claren Road.

On December 13, 2011, we entered into a new senior credit facility, which became operative on May 9, 2012. The new senior facility replaced the pre-existing senior secured credit facility, amounts borrowed under the pre-existing senior secured credit facility were deemed to have been repaid by borrowings in like amount under the new senior credit facility, and we are no longer subject to the financial and other covenants of the pre-existing senior secured credit facility.

The new senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. As of June 30, 2012, no borrowings are outstanding on the new revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at June 30, 2012). Outstanding principal amounts due under the term loan are payable quarterly beginning in September 2014 as follows: $75.0 million in 2014, $175.0 million in 2015 and $250.0 million in 2016. The new senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $53 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0. We are no longer subject to a senior debt leverage ratio or a minimum interest coverage ratio. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

Claren Road Loans. As part of the Claren Road acquisition, we entered into a loan agreement for $47.5 million. The loan was scheduled to mature on March 31, 2015 and interest is payable semi-annually, commencing June 30, 2011 at an adjustable annual rate, currently 6.0%. The outstanding balance on the Claren Road loan of $40.0 million was repaid with proceeds from our initial public offering in May 2012. Also in connection with the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. At December 31, 2011, the outstanding balance of this loan was $10.0 million, which was repaid during the quarter ended March 31, 2012.

Subordinated Notes Payable to Mubadala. In December 2010, we received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes, equity interests in Carlyle and certain additional rights. As of December 31, 2011, the outstanding principal balance of the subordinated notes was $250.0 million. On March 1, 2012, we borrowed $263.1 million under the revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million. As of June 30, 2012, the subordinated notes payable to Mubadala have been fully redeemed.

Obligations of CLOs. Loans payable of the Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. We are not liable for any loans payable of the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities under U.S. GAAP, and are included in loans payable of Consolidated Funds in our consolidated balance sheets.

As of June 30, 2012, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,192.6	1.53%		8.85
Subordinated notes, Income notes and Preferred shares	656.8	N/A	(1)	8.42
Combination notes	5.7	N/A	(2)	9.43

Total	$13,855.1

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of June 30, 2012 was $11.7 billion, $812.8 million, and $5.5 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities. Included in loans payable of the CLOs are loan revolvers (the “APEX Revolvers”) which the CLOs entered into with financial institutions on their respective closing dates. The APEX Revolvers provide credit enhancement to the securities issued by the CLOs by allowing the CLOs to draw down on the revolvers in order to offset a certain level of principal losses upon any default of the investment assets held by that CLO. The APEX Revolvers allow for a maximum borrowing of $38.3 million as of June 30, 2012 and bear weighted interest at LIBOR plus 0.37% per annum. Amounts borrowed under the APEX Revolvers are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no outstanding principal amounts borrowed under the APEX Revolvers as of June 30, 2012.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $27.8 million and bear weighted average interest at EURIBOR plus 0.39% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There was $11.1 million outstanding under the liquidity facility as of June 30, 2012.

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

For further information regarding our off-balance sheet arrangements, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2012 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2012 to December 31, 2012	2013-2014	2015-2016	Thereafter	Total
	(Dollars in millions)
Loan payable (a)	$—	$75.0	$425.0	$—	$500.0
Interest payable(b)	7.2	24.1	11.8	—	43.1
Performance-based contingent consideration(c)	10.0	53.0	47.5	—	110.5
Operating lease obligations(d)	21.8	81.1	59.8	143.3	306.0
Capital commitments to Carlyle funds(e)	2,149.3	—	—	—	2,149.3
Tax receivable agreement payments(f)	—	1.0	1.3	16.0	18.3
Loans payable of Consolidated Funds (g)	—	3.5	698.5	13,153.1	13,855.1
Interest on loans payable of Consolidated Funds(h)	101.4	402.4	392.0	884.3	1,780.1
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,383.2	—	—	—	1,383.2
Redemptions payable of Consolidated Funds(j)	84.8	1.8	—	—	86.6

Consolidated contractual obligations	3,757.7	641.9	1,635.9	14,196.7	20,232.2
Loans payable of Consolidated Funds(g)	—	(3.5)	(698.5)	(13,153.1)	(13,855.1)
Interest on loans payable of Consolidated Funds(h)	(101.4)	(402.4)	(392.0)	(884.3)	(1,780.1)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,383.2)	—	—	—	(1,383.2)
Redemptions payable of Consolidated Funds(j)	(84.8)	(1.8)	—	—	(86.6)

Carlyle Operating Entities contractual obligations	$2,188.3	$234.2	$545.4	$159.3	$3,127.2

(a) –	These obligations assume that no prepayments are made on the term loan.
(b) –	The interest rate on the term loan, including the impact of the interest rate swaps, ranges from 2.33% to 2.84%. Interest payments assume that no prepayments are made and loans are held until maturity.
(c) –	These obligations represent our probability-weighted estimate of probable amounts to be paid on the performance-based contingent consideration obligations associated with our business acquisitions. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. See Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(d) –	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2012 through 2020. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e) –	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.15 billion of unfunded commitments, approximately $2.05 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

(f) –	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(g) –	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles.
(h) –	These obligations represent interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2012, at spreads to market rates pursuant to the debt agreements, and range from 0.52% to 12.65%.
(i) –	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(j) –	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle-sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.0 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At June 30, 2012, approximately $12.6 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

In July 2012, we provided a guarantee to the French tax authorities as credit support for a €45.7 million tax assessment related to CEREP I. We may be required to provide further credit support related to these matters and expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Refer to “Contingencies” below and Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of June 30, 2012.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $133.4 million at June 30, 2012 is shown as accrued giveback obligations on the condensed consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2012. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $62.1 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of June 30, 2012 related to giveback obligations, which are included in due from affiliates and other receivables, net in our condensed consolidated balance sheet as of such date.

If, as of June 30, 2012, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

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

Along with many other companies and individuals in the financial sector, Carlyle and Carlyle Mezzanine Partners are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and Carlyle Mezzanine Partners on the ground that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. We are currently unable to anticipate when the litigation will conclude or what impact the litigation may have on us.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, in July 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, Carlyle and certain affiliates and one of our officers (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff seeks treble damages, interest, expenses and attorney’s fees and to have the subscription agreement deemed null and void and a full refund of the investment. In March 2011, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The defendants are vigorously contesting the one remaining claim asserted by the plaintiff. We are currently unable to anticipate what impact it may have on us.

Second, in November 2009, another CCC investor instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining the plaintiff from proceeding in Kuwait against either Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in the plaintiff’s subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, the plaintiff reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. We believe these claims are without merit and intend to vigorously contest all such allegations and are currently unable to anticipate what impact they may have on us.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits in July 2011 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The Liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC.

In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the Liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. In addition, the Liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice. We believe that regardless of where the claims are litigated, they are without merit and we will vigorously contest all allegations. We recognized a loss of $152.3 million in 2008 in connection with the winding up of CCC. We are currently unable to anticipate what impact the claims may have on us.

Fourth, in June 2011, August 2011, and September 2011, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions, (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.), were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case, under the caption of Phelps v. Stomber, and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. It is possible that the plaintiffs will appeal the Court’s decision, in which case we will vigorously contest all claims. In addition, Carlyle also has received letters from a law firm in Holland, seeking to toll the statute of limitations with respect to potential actions on behalf of a CCC shareholder and a purported collective action vehicle that such law firm may initiate in The Netherlands. However, we are not aware that any such claims have actually been filed to date.

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. We fully cooperated with the DOJ’s investigation and is currently unable to anticipate what impact it may have on us.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and injunction against such conduct in restraint of trade in the future. We believe the claims are without merit and will vigorously contest all claims. We are currently unable to anticipate what impact the claims may have on us.

From 2007 to 2009, a Luxembourg subsidiary of Carlyle Europe Real Estate Partners, L.P. (CEREP I), a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued revised income tax audit reports to certain of those subsidiaries. The tax audit reports proposed to disallow deductions of certain capital losses claimed with respect to the reorganization of the Italian companies. As a result of the disallowance of such deductions, the audit reports proposed to increase the aggregate amount of Italian income tax owed by such subsidiaries by approximately €24.0 million. It is possible that additional penalties also may be proposed and it is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the proposed Italian income tax adjustments. They are also exploring settlement opportunities. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment related to CEREP 1. We may be required to provide further credit support related to these matters and expect to incur costs on behalf of CEREP 1 and its related entities. We will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time.

Carlyle Holdings Partnership Units

At June 30, 2012, the outstanding Carlyle Holdings Partnership units were as follows:

As of June 30, 2012
Carlyle Holdings partnership units held by the Partnership	43,221,452
Carlyle Holdings partnership units held by the predecessor owners	261,278,548

Total Carlyle Holdings partnership units	304,500,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There was no material change in our market risks during the three months ended June 30, 2012. For additional information, refer to our final prospectus dated May 2, 2012, included in our Registration Statement on Form S-1, as amended (SEC File No. 333-176685).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our co-principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation and subject to the foregoing, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

In June 2011, August 2011, and September 2011, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions, (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.), were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case, under the caption of Phelps v. Stomber, and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. It is possible that the plaintiffs will appeal the Court’s decision, in which case we will vigorously contest all claims.

From 2007 to 2009, a Luxembourg subsidiary of Carlyle Europe Real Estate Partners, L.P. (CEREP I), a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty.

CEREP I and its subsidiaries are contesting the French tax assessment and are also exploring settlement opportunities. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment related to CEREP I. We may be required to provide further credit support related to these matters and expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 14, 2012		/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

31.1	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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