Form 10-Q
period 2012-09-30
Carlyle Group L.P.
filed 2012-11-13
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of the Registrant’s common units representing limited partner interests outstanding as of November 13, 2012 was 43,244,180.

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Financial Statements — September 30, 2012 and 2011:

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011	5

	Condensed Consolidated Statement of Changes in Partners’ Capital and Redeemable Non- controlling Interests in Consolidated Entities for the Nine Months Ended September 30, 2012	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	7

	Notes to the Condensed Consolidated Financial Statements	9

Item 1A.	Unaudited Pro Forma Financial Information	76

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	90

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	163

Item 4.	Controls and Procedures	164

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	165

Item 1A.	Risk Factors	165

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	165

Item 3.	Defaults Upon Senior Securities	165

Item 4.	Mine Safety Disclosures	166

Item 5.	Other Information	166

Item 6.	Exhibits	166

SIGNATURE		167

INDEX TO EXHIBITS		168

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$769.2	$509.6
Cash and cash equivalents held at Consolidated Funds	1,425.1	566.6
Restricted cash	28.5	24.6
Restricted cash and securities of Consolidated Funds	36.7	89.2
Accrued performance fees	2,153.0	2,189.1
Investments	410.5	454.9
Investments of Consolidated Funds	23,994.7	19,507.3
Due from affiliates and other receivables, net	242.8	287.0
Due from affiliates and other receivables of Consolidated Funds, net	234.9	287.6
Fixed assets, net	62.9	52.7
Deposits and other	52.3	70.2
Intangible assets, net	577.3	594.9
Deferred tax assets	56.1	18.0

Total assets	$30,044.0	$24,651.7

Liabilities and partners’ capital
Loans payable	$500.0	$860.9
Subordinated loan payable to affiliate	—	262.5
Loans payable of Consolidated Funds	13,044.3	9,689.9
Accounts payable, accrued expenses and other liabilities	212.2	203.4
Accrued compensation and benefits	1,302.7	577.9
Due to Carlyle partners	—	1,015.9
Due to affiliates	255.7	108.5
Deferred revenue	186.5	89.2
Deferred tax liabilities	69.6	48.3
Other liabilities of Consolidated Funds	956.2	568.1
Accrued giveback obligations	86.1	136.5

Total liabilities	16,613.3	13,561.1

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,732.9	1,923.4

Partners’ capital (common units, 43,221,452 issued and outstanding as of September 30, 2012)	219.2	—
Members’ equity	—	873.1
Accumulated other comprehensive income (loss)	(3.5)	(55.8)
Partners’ capital appropriated for Consolidated Funds	983.3	853.7
Non-controlling interests in consolidated entities	8,200.0	7,496.2
Non-controlling interests in Carlyle Holdings	1,298.8	—

Total partners’ capital	10,697.8	9,167.2

Total liabilities and partners’ capital	$30,044.0	$24,651.7

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Fund management fees	$239.8	$236.0	$714.1	$683.2
Performance fees
Realized	291.4	375.2	688.7	870.1
Unrealized	64.9	(859.1)	88.0	(133.6)

Total performance fees	356.3	(483.9)	776.7	736.5
Investment income (loss)
Realized	9.8	7.5	11.4	50.3
Unrealized	0.4	(12.9)	27.3	6.3

Total investment income (loss)	10.2	(5.4)	38.7	56.6
Interest and other income	4.5	2.5	9.9	15.6
Interest and other income of Consolidated Funds	247.7	191.2	678.4	521.6

Total revenues	858.5	(59.6)	2,217.8	2,013.5
Expenses
Compensation and benefits
Base compensation	177.0	101.9	433.0	277.2
Equity-based compensation	53.2	—	147.4	—
Performance fee related
Realized	121.9	51.4	188.3	136.2
Unrealized	41.5	(139.5)	(1.4)	(81.7)

Total compensation and benefits	393.6	13.8	767.3	331.7
General, administrative and other expenses	92.9	80.4	268.1	224.7
Interest	4.0	15.7	20.6	48.5
Interest and other expenses of Consolidated Funds	204.1	99.1	568.1	290.0
Other non-operating expenses	10.3	9.4	6.9	30.0

Total expenses	704.9	218.4	1,631.0	924.9
Other income (loss)
Net investment gains (losses) of Consolidated Funds	448.9	(341.2)	1,707.6	(618.2)

Income (loss) before provision for income taxes	602.5	(619.2)	2,294.4	470.4
Provision for income taxes	5.5	12.9	27.8	25.7

Net income (loss)	597.0	(632.1)	2,266.6	444.7
Net income (loss) attributable to non-controlling interests in consolidated entities	485.4	(282.3)	1,708.2	(473.4)

Net income (loss) attibutable to Carlyle Holdings	111.6	$(349.8)	558.4	$918.1

Net income attributable to non-controlling interests in Carlyle Holdings	93.0		550.1

Net income attributable to The Carlyle Group L.P.	$18.6		$8.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.43		$0.20

Diluted (see Note 15)	$0.40		$0.15

Weighted-average common units
Basic	43,235,336		42,097,973

Diluted (see Note 15)	46,939,751		255,300,460

Distributions declared per common unit	$0.11		$0.11

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$597.0	$(632.1)	$2,266.6	$444.7
Other comprehensive income (loss)
Foreign currency translation adjustments	(291.0)	(109.7)	(479.4)	(82.6)
Cash flow hedges
Unrealized gains (losses) for the period	(3.2)	(0.3)	(10.1)	(1.4)
Less: reclassification adjustment for losses included in net income	1.7	1.4	5.4	4.3

Total cash flow hedges	(1.5)	1.1	(4.7)	2.9

Other comprehensive income (loss)	(292.5)	(108.6)	(484.1)	(79.7)

Comprehensive income (loss)	304.5	(740.7)	1,782.5	365.0
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	138.9	38.2	240.1	331.3
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(345.5)	404.0	(1,499.9)	332.3
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	18.4	(42.1)	27.6	(107.7)

Comprehensive income (loss) attributable to Carlyle Holdings	116.3	$(340.6)	550.3	$920.9

Less: Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	(97.0)		(543.2)

Comprehensive income (loss) attributable to The Carlyle Group L.P.	$19.3		$7.1

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital and Redeemable Non-controlling

Interests in Consolidated Entities

(Unaudited)

(Dollars and units in millions)

	Common Units	Members’ Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2011	—	$873.1	$—	$(55.8)	$853.7	$7,496.2	$—	$9,167.2	$1,923.4
Acquisition of CLOs	—	—	—	—	357.3	—	—	357.3	—
Contributions	—	9.3	—	—	12.4	340.7	—	362.4	719.1
Distributions	—	(658.5)	—	—	—	(813.9)	—	(1,472.4)	(114.8)
Net income (loss)	—	532.7	—	—	47.5	955.5	—	1,535.7	(20.8)
Currency translation adjustments	—	—	—	2.3	(4.1)	(168.0)	—	(169.8)	—
Change in fair value of cash flow hedge instruments	—	—	—	(2.2)	—	—	—	(2.2)	—
Contribution of equity interests in general partners of carry funds (see Note 1)	—	261.1	—	—	—	—	—	261.1	—
Reorganization of beneficial interests in investments (see Note 1)	—	(64.1)	—	—	—	64.1	—	—	—
Reorganization of carried interest rights of retired senior Carlyle professionals (see Note 1)	—	(56.2)	—	—	—	56.2	—	—	—
Exchange of interests for Carlyle Holdings units (see Note 1)	—	(897.4)	—	55.7	—	—	841.7	—	—

Balance post-reorganization	—	—	—	—	1,266.8	7,930.8	841.7	10,039.3	2,506.9
Issuance of common units in initial public offering, net of issuance costs (see Note 1)	30.5	—	615.8	—	—	—	—	615.8	—
Deferred tax effects resulting from acquisition and exchange of interests in Carlyle Holdings (see Note 1)	—	—	(9.4)	—	—	—	—	(9.4)	—
Dilution assumed with IPO	—	—	(469.8)	—	—	—	469.8	—	—
CalPERS equity exchange	12.7	—	66.8	(2.3)	—	—	(61.0)	3.5	—
Initial consolidation of a Consolidated Fund	—	—	—	—	—	5.0	—	5.0	—
Contributions	—	—	—	—	—	231.9	—	231.9	401.4
Distributions	—	—	(4.8)	—	—	(680.1)	(36.6)	(721.5)	(168.6)
Net income (loss)	—	—	8.3	—	(263.7)	996.5	17.4	758.5	(6.8)
Equity-based compensation	—	—	12.3	—	—	—	74.5	86.8	—
Currency translation adjustments	—	—	—	(0.8)	(19.8)	(284.1)	(4.9)	(309.6)	—
Change in fair value of cash flow hedge instruments	—	—	—	(0.4)	—	—	(2.1)	(2.5)	—

Balance at September 30, 2012	43.2	$—	$219.2	$(3.5)	$983.3	$8,200.0	$1,298.8	$10,697.8	$2,732.9

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$2,266.6	$444.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	74.1	61.6
Amortization of deferred financing fees	1.1	0.8
Equity-based compensation	147.4	—
Non-cash performance fees	(124.6)	130.4
Other non-cash amounts	7.0	41.7
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(2,336.1)	447.8
Realized/unrealized loss from loans payable of Consolidated Funds	713.6	149.2
Purchases of investments by Consolidated Funds	(5,212.5)	(5,451.9)
Proceeds from sale and settlements of investments by Consolidated Funds	6,409.4	6,269.3
Non-cash interest income, net	(57.1)	(78.7)
Change in cash and cash equivalents held at Consolidated Funds	886.9	128.4
Change in other receivables held at Consolidated Funds	104.4	99.8
Change in other liabilities held at Consolidated Funds	(975.9)	(172.7)
Investment income	(48.4)	(53.5)
Purchases of investments	(41.1)	(91.1)
Proceeds from the sale of investments	178.3	272.6
Purchases of trading securities	(15.1)	—
Changes in deferred taxes	(3.5)	(9.4)
Change in due from affiliates and other receivables	(14.0)	17.4
Change in deposits and other	10.8	(13.3)
Change in accounts payable, accrued expenses and other liabilities	3.7	(57.9)
Change in accrued compensation and benefits	(6.3)	(185.7)
Change in due to affiliates	(13.1)	(0.1)
Change in deferred revenue	96.7	14.0

Net cash provided by operating activities	2,052.3	1,963.4

Cash flows from investing activities
Change in restricted cash	(3.6)	(15.7)
Purchases of fixed assets, net	(26.0)	(25.8)
Purchases of intangible assets	(41.0)	(8.1)
Acquisitions, net of cash acquired	—	(53.9)

Net cash used in investing activities	(70.6)	(103.5)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities
Borrowings under credit facility	433.7	125.0
Repayments under credit facility	(744.6)	—
Payments on loans payable	(310.0)	(24.0)
Net payment on loans payable of Consolidated Funds	(1,071.8)	(1,022.4)
Net proceeds from issuance of Units in Initial Public Offering	615.8	—
Distributions to common unitholders	(4.8)	—
Contributions from predecessor owners	9.3	9.6
Distributions to predecessor owners	(452.3)	(1,040.9)
Contributions from non-controlling interest holders	1,579.4	696.2
Distributions to non-controlling interest holders	(1,757.7)	(582.9)
Change in due to/from affiliates financing activities	0.3	60.9
Change in due to/from affiliates and other receivables of Consolidated Funds	(22.2)	5.8

Net cash used in financing activities	(1,724.9)	(1,772.7)

Effect of foreign exchange rate changes	2.8	8.5
Increase in cash and cash equivalents	259.6	95.7
Cash and cash equivalents, beginning of period	509.6	616.9

Cash and cash equivalents, end of period	$769.2	$712.6

Supplemental non-cash disclosures
Non-cash AlpInvest acquisition	$—	$8,434.7

Non-cash ESG acquisition	$—	$510.1

Net assets related to consolidation of the CLOs	$357.3	$41.6

Non-cash distributions to predecessor owners	$402.5	$51.0

Non-cash contributions from non-controlling interest holders	$126.1	$95.0

Non-cash distributions to non-controlling interest holders	$56.3	$41.4

Reorganization:
Transfer of Partners Capital to non-controlling interests in consolidated entities	$120.3	$—

Deferred taxes from transfer of ownership interests	$9.4	$—

Exchange of CalPERS equity interests:
Deferred tax asset	$21.8	$—

Tax receivable agreement liability	$18.3	$—

Partners’ capital	$3.5	$—

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

Prior to the reorganization and initial public offering in May 2012, all compensation for services rendered by senior Carlyle professionals was reflected as distributions from partners’ capital rather than as compensation expense. Subsequent to the reorganization and initial public offering, all compensation attributable to senior Carlyle professionals is recognized as compensation expense, consistent with all other Carlyle employees.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

CalPERS Exchange

On May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units in the Partnership pursuant to the exchange agreement entered into with CalPERS and the other limited partners of the Carlyle Holdings partnerships at the time of the initial public offering. The exchange was consummated on May 21, 2012. As a result of the exchange, wholly-owned subsidiaries of the Partnership acquired all 12,721,452 of the Carlyle Holdings partnership units formerly owned by CalPERS, and CalPERS received an equivalent number of common units in the Partnership. The common units were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the common units issued to CalPERS are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act. In addition, CalPERS remains subject to the lock-up agreement entered into by it and the underwriters of the initial public offering through November 25, 2012.

Following the exchange, the total number of common units outstanding (assuming all outstanding Carlyle Holdings partnership units held by the limited partners of the Carlyle Holdings partnerships were exchanged for newly-issued common units on a one-for-one basis) was unchanged at 304,500,000 common units, while the number of common units outstanding of the Partnership increased from 30,500,000 to 43,221,452, and the number of outstanding Carlyle Holdings partnership units decreased from 274,000,000 to 261,278,548. Following the CalPERS exchange, the Partnership’s ownership interest in Carlyle Holdings increased from approximately 10% to approximately 14%.

The exchange transaction has been accounted for as an increase in ownership of a subsidiary from a non-controlling interest without a loss in control. The exchange is also subject to the terms of the tax receivable agreement. Accordingly, the Partnership initially recorded a decrease to non-controlling interests in Carlyle Holdings of $60.9 million, representing the carrying value of CalPERS interest in Carlyle Holdings that was exchanged, and a corresponding increase to partners’ capital and accumulated other comprehensive income. The Partnership also recorded a deferred tax asset of $21.5 million, a liability to CalPERS of $18.3 million included in due to affiliates, and an increase in partners’

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

capital of $3.2 million. The Partnership recorded subsequent adjustments for this exchange, which increased partners’ capital by $0.4 million and decreased non-controlling interests in Carlyle Holdings by $0.1 million. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable over approximately the next 15 years.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying condensed consolidated financial statements consolidate: 1) Carlyle-affiliated funds and co-investment entities, for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and 2) variable interest entities (“VIE”s), including certain CLOs, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.

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

In February 2010, Accounting Standards Update (“ASU”) No. 2010-10, “Amendments for Certain Investment Funds,” was issued. This ASU defers the application of the revised consolidation rules for a reporting enterprise’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance.

As of September 30, 2012, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $22.9 billion and $14.0 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of September 30, 2012, the Partnership held $46.7 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Investments	$3.1	$2.3
Receivables	19.6	100.0

Maximum Exposure to Loss	$22.7	$102.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $11.8 million and $12.9 million for the three months ended September 30, 2012 and 2011, respectively, and $33.2 million and $60.1 million for the nine months ended September 30, 2012 and 2011, respectively, net of any offsets as defined in the respective partnership agreements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) the fund’s cumulative returns are in excess of the preferred return and (iii) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2012 and December 31, 2011, the Partnership has recognized $86.1 million and $136.5 million, respectively, for giveback obligations.

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

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $1.3 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $8.2 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $208.4 million and $163.5 million for the three months ended September 30, 2012 and 2011, respectively, and $578.3 million and $436.2 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

Compensation and Benefits

Base Compensation — Base compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.

Equity-Based Compensation — Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors are expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.

Performance Fee Related Compensation — A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of September 30, 2012, the Partnership had recorded a liability of $866.9 million in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements. As of December 31, 2011, the Partnership had recorded a liability of $1.1 billion in accrued compensation related to the portion of accrued performance fees due to employees and advisors, of which $314.1 million was included in accrued compensation and benefits and $760.8 million was included in due to Carlyle partners in the accompanying condensed consolidated financial statements.

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

For periods subsequent to the reorganization and initial public offering in May 2012, certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the condensed consolidated financial statements. Based on applicable foreign, state and local tax laws, the Partnership records a provision for income taxes for certain entities. AlpInvest Partners B.V. (“AlpInvest”), a subsidiary of the Partnership, is subject to entity level income taxes in the Netherlands. Tax positions taken by the Partnership are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

The Partnership uses the liability method of accounting for deferred income taxes pursuant to U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on the Partnership’s net deferred tax assets when it is more likely than not that such assets will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry-back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Partnership records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that the Partnership estimates that the corporate taxpayers will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Partnership will reduce the deferred tax asset with a valuation allowance. The Partnership records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement, which is included in due to affiliates in the accompanying condensed consolidated financial statements. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Partnership’s partners’ capital. All of the effects of changes in any of the Partnership’s estimates after the date of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $57.3 million and $76.6 million at September 30, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $12.9 million and $13.6 million is included in restricted cash at September 30, 2012 and December 31, 2011, respectively. The remaining balance in restricted cash at September 30, 2012 and December 31, 2011 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $36.1 million and $31.7 million is included in restricted cash and securities of Consolidated Funds at September 30, 2012 and December 31, 2011, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips, French government securities, guaranteed investment contracts and other highly liquid asset-backed securities as collateral for specific classes of loans payable in the CLOs. As of September 30, 2012 and December 31, 2011, securities of $0.6 million and $57.5 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

Due to Carlyle Partners

For periods prior to the reorganization and initial public offering in May 2012, the Partnership recognized a distribution from members’ equity and distribution payable to the senior Carlyle professionals when services were rendered and performance fee allocations were earned. Also included were certain amounts due to senior Carlyle professionals related to business acquisitions in 2011 and 2010. Any unpaid distributions, which reflected the Partnership’s obligation to those partners, were presented as due to Carlyle partners in the accompanying condensed consolidated balance sheets.

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

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(3.2) million and $8.9 million for the three months ended September 30, 2012 and 2011, respectively, and $(6.7) million and $8.0 million for the nine months ended September 30, 2012 and 2011, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of changes in equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. In December 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Partnership adopted this guidance as of January 1, 2012, and has included a separate statement of comprehensive income for the periods ended September 30, 2012 and 2011 in the accompanying condensed consolidated financial statements.

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

Acquisition of AlpInvest

On July 1, 2011, the Partnership completed the acquisition of a 60% equity interest in AlpInvest. The Partnership consolidated the financial position and results of operations of AlpInvest effective July 1, 2011 and accounted for this transaction as a business combination. The Partnership also consolidated certain AlpInvest-managed funds effective July 1, 2011. For a complete description of this acquisition, please refer to Note 3 of the Partnership’s combined and consolidated financial statements for the year ended December 31, 2011.

As of September 30, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle personnel was $6.3 million and $7.1 million, respectively, and has been included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel of $0.1 million and $0.6 million for the three and nine months ended September 30, 2012, respectively, are recorded in other non-operating expenses in the condensed consolidated statements of operations. Changes in the fair value for the three months and nine months ended September 30, 2011 were not significant. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of September 30, 2012 and December 31, 2011.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2012 and December 31, 2011, the fair value of the performance-based contingent cash and equity consideration payable to the ESG sellers who are senior Carlyle professionals was $61.6 million and $67.4 million and has been included in due to affiliates and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts were $(6.8) million and $(5.8) million for the three and nine months ended September 30, 2012, respectively. A significant portion of these changes was due to the payment of $10.0 million in acquisition-related performance-based contingent cash consideration where the criteria for payment had been met. Changes in fair value for the three months and nine months ended September 30, 2011 were not significant. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating expenses in the condensed consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the amount of employment-based contingent cash consideration payable to the ESG sellers who are senior Carlyle professionals was $7.3 million and $2.3 million and has been included in accrued compensation and benefits and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. Changes in the value of these amounts were $2.6 million and $5.0 million for the three and nine months ended September 30, 2012, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the value of this contingent consideration was recorded in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the value of these amounts are recorded as compensation expense in the condensed consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle personnel was $4.6 million and $5.0 million, respectively, and has been included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel are recorded in other non-operating expenses in the condensed consolidated statements of operations.

Refer to Note 4 for additional disclosures related to the fair value of these instruments as of September 30, 2012 and December 31, 2011.

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

At September 30, 2012 and December 31, 2011, the fair value of the performance-based contingent cash and equity consideration payable to the Claren Road sellers who are senior Carlyle professionals of $76.9 million and $68.4 million, respectively, has been recorded in due to affiliates and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts were $7.0 million and $(1.3) million for the three months ended September 30, 2012 and 2011, respectively, and $8.5 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2012 and December 31, 2011, the amount of employment-based contingent cash consideration payable to the Claren Road sellers who are senior Carlyle professionals of $78.3 million and $60.0 million, respectively, has been recorded as accrued compensation and benefits and due to Carlyle partners, respectively, in the accompanying condensed consolidated balance sheets. For periods prior to the reorganization and initial public offering in May 2012, the change in the value of this contingent consideration was recorded in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the value of these amounts are recorded as compensation expense in the condensed consolidated statements of operations.

At September 30, 2012 and December 31, 2011, the fair value of contingent consideration payable to non-Carlyle personnel of $21.5 million is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel of $0.9 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, are recorded in other non-operating expenses in the condensed consolidated statements of operations. Changes in the fair value were not significant for the three and nine months ended September 30, 2012.

Refer to Note 4 for additional disclosures related to the fair value of these instruments as of September 30, 2012 and December 31, 2011.

Intangible Assets

The following table summarizes the carrying amount of intangible assets as of September 30, 2012 and December 31, 2011:

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Acquired contractual rights	$656.5	$615.8
Acquired trademarks	6.8	6.8
Accumulated amortization	(122.8)	(64.5)

Finite-lived intangible assets, net	540.5	558.1
Goodwill	36.8	36.8

Intangible assets, net	$577.3	$594.9

The following table summarizes the changes in the carrying amount of goodwill, by segment as of September 30, 2012. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Fund of Funds Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2011	$28.0	$8.8	$36.8
Foreign currency translation(1)	—	—	—

Balance as of September 30, 2012	$28.0	$8.8	$36.8

(1)	Includes a de minimus amount of foreign currency translation on goodwill associated with the Partnership’s Fund of Funds Solutions segment.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Intangible asset amortization expense was $19.9 million and $17.7 million for the three months ended September 30, 2012 and 2011, respectively, and $58.3 million and $42.9 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2012 through 2016 and thereafter (Dollars in millions):

2012	$78.2
2013	79.4
2014	79.1
2015	76.5
2016	70.2
Thereafter	215.1

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I — inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Partnership does not adjust the quoted price for these instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II — inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Investments in hedge funds are classified in this category when their net asset value is redeemable without significant restriction.

Level III — inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. Investments in fund of funds are generally included in this category.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2012:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$739.0	$93.4	$2,572.6	$3,405.0
Bonds	—	—	810.2	810.2
Loans	—	—	12,836.0	12,836.0
Partnership and LLC interests(1)	—	—	4,203.9	4,203.9
Hedge funds	—	2,729.2	—	2,729.2
Other	—	—	10.4	10.4

	$739.0	$2,822.6	$20,433.1	$23,994.7
Trading securities and other	—	—	21.1	21.1
Restricted securities of Consolidated Funds	0.6	—	—	0.6

Total	$739.6	$2,822.6	$20,454.2	$24,016.4

Liabilities
Loans payable of Consolidated Funds	$—	$—	$13,044.3	$13,044.3
Interest rate swaps	—	12.0	—	12.0
Derivative instruments of the CLOs	—	—	18.1	18.1
Contingent consideration(2)	—	—	170.9	170.9

Total	$—	$12.0	$13,233.3	$13,245.3

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

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

Transfers from Level II to Level I during the nine months ended September 30, 2012 were due to the expiration of transferability restrictions on certain securities that were classified as Level II at December 31, 2011.

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

Corporate Private Equity Investments — The fair values of corporate private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Certain fund investments in the Partnership’s Global Market Strategies, Real Assets and Fund of Funds solutions segments are comparable to corporate private equity investments and are valued in accordance with these policies.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable assets (e.g., multiplying a key performance metric of the investee asset, such as net operating income, by a relevant cap rate observed in the range of comparable transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Credit-Oriented Investments — The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. In some instances, the Partnership may utilize other valuation techniques, including the discounted cash flow method.

CLO Investments and CLO Loans Payable — The Partnership has elected the fair value option to measure the loans payable of the CLOs at fair value, as the Partnership has determined that measurement of the loans payable and preferred shares issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The investments of the CLOs are also carried at fair value.

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

Fund Investments — The Partnership’s investments in funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which is typically a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Three Months Ended September 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$2,140.0	$891.0	$12,643.1	$4,467.1	$11.4	$35.5	$20,188.1
Initial consolidation of funds	51.7	4.1	364.3	—	—	—	420.1
Purchases	7.5	45.3	1,029.5	43.1	—	—	1,125.4
Sales	(28.3)	(170.3)	(715.8)	(140.3)	(0.1)	(15.7)	(1,070.5)
Settlements	—	—	(721.5)	—	—	—	(721.5)
Realized and unrealized gains (losses), net	401.7	40.1	236.4	(166.0)	(0.9)	1.3	512.6

Balance, end of period	$2,572.6	$810.2	$12,836.0	$4,203.9	$10.4	$21.1	$20,454.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$427.1	$26.4	$114.1	$188.0	$(1.2)	$(1.5)	$752.9

	Financial Assets Nine Months Ended September 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of funds	76.9	291.8	3,388.5	—	—	—	3,757.2
Transfers out (1)	(145.6)	—	—	—	—	—	(145.6)
Purchases	48.5	219.7	3,572.5	352.9	—	—	4,193.6
Sales	(138.8)	(311.0)	(1,966.9)	(307.7)	(2.1)	(15.7)	(2,742.2)
Settlements	—	—	(2,584.3)	—	—	—	(2,584.3)
Realized and unrealized gains (losses), net	862.7	52.7	273.6	(39.9)	(8.3)	6.2	1,147.0

Balance, end of period	$2,572.6	$810.2	$12,836.0	$4,203.9	$10.4	$21.1	$20,454.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$1,134.5	$22.7	$182.5	$646.0	$0.4	$3.4	$1,989.5

	Financial Assets Three Months Ended September 30, 2011
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$34.7	$568.1	$10,357.8	$13.1	$35.1	$24.9	$11,033.7
Initial consolidation of funds	2,336.4	13.6	1,286.9	4,378.4	—	0.4	8,015.7
Transfers out (1)	—	—	—	(8.3)	—	—	(8.3)
Purchases	76.4	83.7	1,274.6	—	—	—	1,434.7
Sales	(1.2)	(60.5)	(788.9)	—	(1.3)	—	(851.9)
Settlements	(10.7)	—	(881.3)	—	—	—	(892.0)
Realized and unrealized gains (losses), net	(532.3)	(53.8)	(763.1)	(0.5)	(2.2)	2.1	(1,349.8)

Balance, end of period	$1,903.3	$551.1	$10,486.0	$4,382.7	$31.6	$27.4	$17,382.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(285.6)	$(40.9)	$(600.0)	$(0.5)	$1.1	$2.1	$(923.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Assets
	Nine Months Ended September 30, 2011
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$36.8	$460.3	$10,433.5	$14.8	$33.9	$21.8	$11,001.1
Initial consolidation of funds	2,336.4	13.6	1,286.9	4,378.4	—	0.4	8,015.7
Transfers out (1)	(4.4)	—	—	(8.3)	—	—	(12.7)
Purchases	81.2	361.8	4,423.6	—	—	2.5	4,869.1
Sales	(22.4)	(282.2)	(1,805.6)	(0.2)	(14.2)	(0.2)	(2,124.8)
Settlements	(10.7)	(2.8)	(3,642.9)	—	—	—	(3,656.4)
Realized and unrealized gains (losses), net	(513.6)	0.4	(209.5)	(2.0)	11.9	2.9	(709.9)

Balance, end of period	$1,903.3	$551.1	$10,486.0	$4,382.7	$31.6	$27.4	$17,382.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(270.2)	$(11.4)	$(396.5)	$(1.9)	$12.4	$2.9	$(664.7)

(1)	Transfers out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

	Financial Liabilities Three Months Ended September 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$12,565.0	$16.7	$—	$170.6	$12,752.3
Initial consolidation of funds	603.3	—	—	—	603.3
Borrowings	0.5	—	—	—	0.5
Paydowns	(565.0)	—	—	(10.2)	(575.2)
Sales	—	(0.7)	—	—	(0.7)
Realized and unrealized losses, net	440.5	2.1	—	10.5	453.1

Balance, end of period	$13,044.3	$18.1	$—	$170.9	$13,233.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$323.1	$0.1	$—	$10.5	$333.7

	Financial Liabilities Nine Months Ended September 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of funds	3,806.6	4.6	—	—	3,811.2
Borrowings	2.0	—	—	—	2.0
Paydowns	(1,072.3)	—	(260.0)	(11.4)	(1,343.7)
Sales	—	(1.0)	—	—	(1.0)
Realized and unrealized (gains) losses, net	618.1	14.5	(2.5)	13.1	643.2

Balance, end of period	$13,044.3	$18.1	$—	$170.9	$13,233.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$630.4	$(24.8)	$—	$10.3	$615.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Liabilities Three Months Ended September 30, 2011
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$10,425.3	$3.2	$511.7	$103.3	$11,043.5
Initial consolidation of funds	453.0	—	—	—	453.0
Contingent consideration from acquisitions	—	—	—	75.9	75.9
Borrowings	501.3	—	—	—	501.3
Paydowns	(539.3)	—	—	(5.2)	(544.5)
Sales	—	(3.0)	—	—	(3.0)
Realized and unrealized (gains) losses, net	(741.4)	—	8.3	1.5	(731.6)

Balance, end of period	$10,098.9	$0.2	$520.0	$175.5	$10,794.6

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(577.3)	$(1.3)	$8.3	$0.2	$(570.1)

	Financial Liabilities Nine Months Ended September 30, 2011
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$10,418.5	$1.9	$494.0	$95.0	$11,009.4
Initial consolidation of funds	453.0	—	—	—	453.0
Contingent consideration from acquisitions	—	—	—	75.9	75.9
Borrowings	510.5	—	—	—	510.5
Paydowns	(1,517.7)	(0.1)	—	(5.2)	(1,523.0)
Sales	—	(3.0)	—	—	(3.0)
Realized and unrealized losses, net	234.6	1.4	26.0	9.8	271.8

Balance, end of period	$10,098.9	$0.2	$520.0	$175.5	$10,794.6

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$44.2	$(0.1)	$26.0	$3.1	$73.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2012:

(Dollars in millions)	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,389.9	Comparable Multiple	LTM EBITDA Multiple	5.6x -13.5x (9.3x)
	53.1	Comparable Multiple	Price Earnings Multiple	(12.1x)
	15.4	Comparable Multiple	Book Value Multiple	(1.0x)
	60.8	Consensus Pricing	Indicative Quotes ($ per Share)	($19)
	53.4	Discounted Cash Flow	Discount Rate	9% -15% (11%)
			Exit Cap Rate	6% -8% (7%)
Bonds	810.2	Consensus Pricing	Indicative Quotes (% of Par)	(90)
Loans	12,493.4	Consensus Pricing	Indicative Quotes (% of Par)	(94)
	342.6	Discounted Cash Flow	Discount Rate	7% -25% (10%)
Partnership and LLC interests	4,203.9	NAV of Underlying Fund(1)	N/A	N/A
Other	10.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(5)

	$20,433.1
Trading securities and other	12.2	Dealer Pricing	Indicative Quotes (% of Par)	(81)
	6.2	Comparable Multiple	LTM EBITDA Multiple	(5.7x)
	2.7	Discounted Cash Flow	Discount Rate	(7%)

Total	$20,454.2

Liabilities
Loans payable of Consolidated Funds
Senior secured notes	12,139.7	Discounted Cash Flow with Consensus Pricing	Discount Rates	(5%)
			Default Rates	(3%)
			Recovery Rates	(66%)
			Indicative Quotes (% of Par)	(90)
Subordinated notes and preferred shares	903.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	(27%)
			Default Rates	(3%)
			Recovery Rates	(67%)
			Indicative Quotes (% of Par)	(45)
Combination notes	1.1	Consensus Pricing	Indicative Quotes (% of Par)	(95)
Derivative instruments of Consolidated Funds	18.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(6)
Contingent consideration(2)	170.9	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	37% -100% (83%)
			Discount Rate	5% -25% (21%)

Total	$13,233.3

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include EBITDA, price-earnings and book value multiples, indicative quotes, discount rates and exit cap rates. Significant decreases in EBITDA, price-earnings, book value multiples or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates or exit cap rates in isolation would result in a significantly lower fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s other investments of Consolidated Funds and derivative instruments of Consolidated Funds are primarily indicative quotes. A significant decrease in this input in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s trading securities and other investments include indicative quotes, EBITDA multiples and discount rates. Significant decreases in EBITDA multiples or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.

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

5. Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Corporate Private Equity	$1,632.4	$1,599.2
Global Market Strategies	72.4	170.0
Real Assets	263.4	270.9
Fund of Funds Solutions	184.8	149.0

Total	$2,153.0	$2,189.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Corporate Private Equity	$(26.1)	$(77.8)
Global Market Strategies	(2.4)	(1.2)
Real Assets	(57.6)	(57.5)

Total	$(86.1)	$(136.5)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Dollars in millions)
Corporate Private Equity	$350.8	$(454.1)	$597.7	$509.7
Global Market Strategies	3.9	19.2	56.3	143.7
Real Assets	3.2	(49.1)	78.3	83.0
Fund of Funds Solutions	(1.6)	0.1	44.4	0.1

Total	$356.3	$(483.9)	$776.7	$736.5

Approximately 62% and 55% of accrued performance fees at September 30, 2012 and December 31, 2011, respectively, are related to Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., three of the Partnership’s Corporate Private Equity funds. Performance fees from these funds were gains of $311.5 million and losses of $275.5 million of total performance fees for the three months ended September 30, 2012 and 2011, respectively, and gains of $500.5 million and $593.5 million of total performance fees for the nine months ended September 30, 2012 and 2011, respectively. Total revenues recognized from Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $119.5 million, $92.5 million and $161.8 million, respectively, for the three months ended September 30, 2012, and $131.4 million, $230.1 million and $321.2 million, respectively, for the nine months ended September 30, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Investments

Investments consist of the following:

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$384.1	$419.9
Trading securities and other investments	26.4	35.0

Total investments	$410.5	$454.9

Equity-Method Investments

The Partnership holds investments in its unconsolidated funds, typically as general partner interests, which are accounted for under the equity method. Investments are related to the following segments:

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Corporate Private Equity	$183.5	$238.5
Global Market Strategies	16.2	11.9
Real Assets	184.4	169.5

Total	$384.1	$419.9

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, which are not consolidated but in which Carlyle exerts significant influence. The summarized financial information of the Partnership’s equity method investees is as follows (Dollars in millions):

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Statement of income information
Investment Income	$308.6	$55.6	$41.5	$25.8	$88.2	$81.9	$438.3	$163.3
Expenses	142.4	100.8	15.7	9.5	80.8	106.6	238.9	216.9

Net investment income (loss)	166.2	(45.2)	25.8	16.3	7.4	(24.7)	199.4	(53.6)
Net realized and unrealized gain (loss)	1,673.8	(2,512.2)	(6.7)	(293.5)	85.5	(475.5)	1,752.6	(3,281.2)

Net (loss) income	$1,840.0	$(2,557.4)	$19.1	$(277.2)	$92.9	$(500.2)	$1,952.0	$(3,334.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Statement of income information
Investment Income	$624.5	$253.7	$114.6	$90.2	$331.3	$393.3	$1,070.4	$737.2
Expenses	392.8	368.0	43.0	30.9	292.4	299.2	728.2	698.1

Net investment income (loss)	231.7	(114.3)	71.6	59.3	38.9	94.1	342.2	39.1
Net realized and unrealized gain	3,868.3	2,583.3	218.2	19.1	1,226.7	1,063.3	5,313.2	3,665.7

Net income	$4,100.0	$2,469.0	$289.8	$78.4	$1,265.6	$1,157.4	$5,655.4	$3,704.8

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	As of		As of		As of		As of
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Balance sheet information
Investments	$35,500.4	$36,517.6	$2,118.7	$1,936.2	$22,312.7	$20,952.4	$59,931.8	$59,406.2
Total assets	$37,871.4	$37,729.7	$2,305.9	$2,224.3	$23,186.5	$21,860.3	$63,363.8	$61,814.3
Debt	$55.9	$79.9	$1.2	$64.0	$1,546.6	$1,978.1	$1,603.7	$2,122.0
Other liabilities	$333.7	$278.7	$70.0	$116.0	$376.7	$260.9	$780.4	$655.6
Total liabilities	$389.6	$358.6	$71.2	$180.0	$1,923.3	$2,239.0	$2,384.1	$2,777.6
Partners’ capital	$37,481.8	$37,371.1	$2,234.7	$2,044.3	$21,263.2	$19,621.3	$60,979.7	$59,036.7

Investment Income

The components of investment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Income (loss) from equity investments	$9.6	$(8.9)	$35.6	$51.7
Income from trading securities	0.5	3.8	5.1	4.7
Other investment income (loss)	0.1	(0.3)	(2.0)	0.2

Total	$10.2	$(5.4)	$38.7	$56.6

Carlyle’s income from its equity-method investments is included in investment income in the condensed consolidated statements of operations and consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Corporate Private Equity	$5.7	$(12.4)	$27.8	$40.0
Global Market Strategies	—	(0.3)	1.0	0.6
Real Assets	3.9	3.8	6.8	11.1

Total	$9.6	$(8.9)	$35.6	$51.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Trading Securities and Other Investments

Trading securities and other investments as of September 30, 2012 and December 31, 2011 primarily consisted of $26.4 million and $35.0 million, respectively, of investments in corporate mezzanine securities and bonds.

Investments of Consolidated Funds

On March 30, 2012, June 28, 2012 and September 28, 2012, the Partnership formed three new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its condensed consolidated financial statements beginning on their respective formation dates. As of September 30, 2012, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $2.1 billion.

Also, commencing with the issuance of credit support to CEREP I in July 2012, CEREP I became a VIE and the Partnership became its primary beneficiary (see Note 11). Accordingly, as of that date, the Partnership began to consolidate the fund into its condensed consolidated financial statements. As of September 30, 2012, this fund reported total assets of $61.0 million, total liabilities of $65.7 million and a deficit in partners’ capital of $4.7 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Dollars in millions)
United States
Equity securities:
Accommodation and Food Services	$33.6	$106.1	0.14%	0.54%
Administrative Support, Waste Management, Remediation Services	399.7	3.7	1.67%	0.02%
Aerospace and defense	—	53.2	—	0.27%
Finance and Insurance	45.5	44.3	0.19%	0.23%
Health Care and Social Assistance	46.4	31.8	0.19%	0.16%
Information	94.1	48.0	0.39%	0.25%
Manufacturing	322.4	412.7	1.34%	2.12%
Professional, Scientific, Technical Services	550.0	500.0	2.29%	2.56%
Retail Trade	105.4	147.1	0.44%	0.75%
Wholesale Trade	109.2	17.9	0.46%	0.09%
Other	68.4	117.5	0.29%	0.60%

Total equity securities (cost of $1,883.1 and $2,160.6 at September 30, 2012 and December 31, 2011, respectively)	1,774.7	1,482.3	7.40%	7.59%
Partnership and LLC interests:
Fund investments	2,797.5	2,701.0	11.66%	13.85%

Total Partnership and LLC interests (cost of $2,481.0 and $2,593.5 at September 30, 2012 and December 31, 2011, respectively)	2,797.5	2,701.0	11.66%	13.85%
Loans:
Administrative Support, Waste Management, Remediation Services	31.2	60.6	0.13%	0.31%
Finance and Insurance	46.3	—	0.19%	—
Manufacturing	69.4	65.0	0.29%	0.33%
Professional, Scientific, Technical Services	101.0	81.1	0.42%	0.42%
Wholesale Trade	71.8	48.2	0.30%	0.25%
Other	16.6	81.7	0.07%	0.42%

Total loans (cost of $378.5 and $361.4 at September 30, 2012 and December 31, 2011, respectively)	336.3	336.6	1.40%	1.73%
Total investment in Hedge Funds	2,729.2	1,929.1	11.37%	9.89%
Assets of the CLOs
Bonds	266.0	247.7	1.11%	1.27%
Equity	57.3	25.3	0.24%	0.13%
Loans	7,846.4	6,911.6	32.70%	35.43%
Other	—	0.1	0.00%	0.00%

Total assets of the CLOs (cost of $8,208.8 and $7,446.8 at September 30, 2012 and December 31, 2011, respectively)	8,169.7	7,184.7	34.05%	36.83%

Total United States	$15,807.4	$13,633.7	65.88%	69.89%

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Dollars in millions)
Canada
Equity securities:
Manufacturing	$2.0	$2.9	0.01%	0.01%
Transportation and Warehousing	—	2.9	0.00%	0.02%

Total equity securities (cost of $0 and $6.1 at September 30, 2012 and December 31, 2011, respectively)	2.0	5.8	0.01%	0.03%
Partnership and LLC interests:
Fund Investments	38.2	45.0	0.16%	0.23%

Total Partnership and LLC interests (cost of $101.2 and $112.0 at September 30, 2012 and December 31, 2011, respectively)	38.2	45.0	0.16%	0.23%
Loans:
Transportation and Warehousing	4.5	8.0	0.02%	0.04%

Total loans (cost of $14.9 and $9.5 at September 30, 2012 and December 31, 2011, respectively)	4.5	8.0	0.02%	0.04%
Assets of the CLOs
Bonds	9.1	15.8	0.04%	0.08%
Loans	206.7	228.5	0.86%	1.17%

Total assets of the CLOs (cost of $214.1 and $247.1 at September 30, 2012 and December 31, 2011, respectively)	215.8	244.3	0.90%	1.25%

Total Canada	$260.5	$303.1	1.09%	1.55%

Europe
Equity securities:
Administrative Support, Waste Management, Remediation Services	$106.5	$104.4	0.44%	0.53%
Health Care and Social Assistance	77.7	13.2	0.32%	0.07%
Information	91.7	88.1	0.38%	0.45%
Manufacturing	448.7	389.2	1.87%	2.00%
Retail Trade	368.6	95.4	1.54%	0.49%
Wholesale Trade	100.5	62.8	0.42%	0.32%
Other	215.0	93.7	0.90%	0.48%

Total equity securities (cost of $1,647.6 and $1,249.3 at September 30, 2012 and December 31, 2011, respectively)	1,408.7	846.8	5.87%	4.34%
Partnership and LLC interests:
Fund investments	898.1	976.9	3.74%	5.01%

Total Partnership and LLC interests (cost of $949.7 and $1,052.6 at September 30, 2012 and December 31, 2011, respectively)	898.1	976.9	3.74%	5.01%

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Dollars in millions)
Europe
Loans:
Manufacturing	1.8	158.2	0.01%	0.81%
Other	—	135.1	0.00%	0.69%

Total loans (cost of $0 and $413.3 at September 30, 2012 and December 31, 2011, respectively)	1.8	293.3	0.01%	1.50%
Assets of the CLOs
Bonds	524.3	288.6	2.18%	1.48%
Equity	4.9	12.5	0.02%	0.06%
Loans	4,414.2	2,577.2	18.40%	13.21%
Other	10.4	20.7	0.04%	0.11%

Total assets of the CLOs (cost of $5,430.4 and $3,345.2 at September 30, 2012 and December 31, 2011, respectively)	4,953.8	2,899.0	20.64%	14.86%

Total Europe	$7,262.4	$5,016.0	30.26%	25.71%

Australia
Assets of the CLOs
Bonds	$10.9	$4.9	0.05%	0.03%

Total assets of the CLOs (cost of $11.2 and $5.0 at September 30, 2012 and December 31, 2011, respectively)	10.9	4.9	0.05%	0.03%

Total Australia	$10.9	$4.9	0.05%	0.03%

Singapore
Assets of the CLOs
Loans	$26.0	$—	0.10%	0.00%

Total assets of the CLOs (cost of $25.6 at September 30, 2012)	26.0	—	0.10%	0.00%

Total Singapore	$26.0	$—	0.10%	0.00%

Global
Equity securities:
Manufacturing	$157.4	$73.9	0.66%	0.38%

Total equity securities (cost of $86.9 and $85.3 at September 30, 2012 and December 31, 2011, respectively)	157.4	73.9	0.66%	0.38%
Partnership and LLC interests:
Fund investments	470.1	475.7	1.96%	2.44%

Total Partnership and LLC interests (cost of $403.9 and $427.2 at September 30, 2012 and December 31, 2011, respectively)	470.1	475.7	1.96%	2.44%

Total Global	$627.5	$549.6	2.62%	2.82%

Total investments of Consolidated Funds (cost of $21,836.9 and $19,514.9 at September 30, 2012 and December 31, 2011, respectively)	$23,994.7	$19,507.3	100.00%	100.00%

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Dollars in millions)
Interest income from investments	$208.4	$163.5	$578.3	$436.2
Other income	39.3	27.7	100.1	85.4

Total	$247.7	$191.2	$678.4	$521.6

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$802.2	$(889.6)	$2,410.9	$(472.1)
Gains (losses) from liabilities of CLOs	(354.0)	546.9	(706.5)	(149.2)
Gains on other assets of CLOs	0.7	1.5	3.2	3.1

Total	$448.9	$(341.2)	$1,707.6	$(618.2)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Dollars in millions)
Realized gains	$96.4	$330.9	$557.7	$474.0
Net change in unrealized gains (losses)	705.8	(1,220.5)	1,853.2	(946.1)

Total	$802.2	$(889.6)	$2,410.9	$(472.1)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,879.5	$7,290.6
Non-Carlyle interests in majority-owned subsidiaries	242.5	159.4
Non-controlling interest in AlpInvest	33.9	40.2
Non-controlling interest in carried interest and cash held for carried interest distributions	44.1	6.0

Non-controlling interests in consolidated entities	$8,200.0	$7,496.2

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$616.5	$(301.6)	$1,940.5	$(254.0)
Non-Carlyle interests in majority-owned subsidiaries	(0.8)	(4.1)	9.6	15.8
Non-controlling interest in carried interest and cash held for carried interest distributions	36.5	4.2	1.9	6.5

Net income (loss) attributable to other non-controlling interests in consolidated entities	652.2	(301.5)	1,952.0	(231.7)
Net income (loss) attributable to equity appropriated for CLOs	(148.4)	(22.9)	(216.2)	(349.4)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(18.4)	42.1	(27.6)	107.7

Non-controlling interests in income (loss) of consolidated entities	$485.4	$(282.3)	$1,708.2	$(473.4)

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Fixed Assets, Net

The components of the Partnership’s fixed assets are as follows:

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Furniture, fixtures and equipment	$35.2	$37.4
Computer hardware and software	103.3	94.8
Leasehold improvements	59.2	49.1

Total fixed assets	197.7	181.3
Less: accumulated depreciation	(134.8)	(128.6)

Net fixed assets	$62.9	$52.7

Depreciation and amortization expense of $6.1 million and $6.7 million for the three months ended September 30, 2012 and 2011, respectively, and $15.9 million and $18.7 million for the nine months ended September 30, 2012 and 2011, respectively, is included in general, administrative and other expenses in the condensed consolidated statements of operations.

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

Senior Credit Facility

On December 13, 2011, the Partnership entered into a new senior credit facility, which became operative on May 9, 2012. The new senior credit facility replaced the pre-existing senior secured credit facility and amounts borrowed under the pre-existing senior secured credit facility were deemed to have been repaid by borrowings in like amounts under the new senior credit facility. Accordingly, the Partnership is no longer subject to the financial and other covenants of the pre-existing senior secured credit facility.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The new senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the new term loan and revolving credit facility will accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at September 30, 2012). As of September 30, 2012, $500.0 million was outstanding under the term loan. Outstanding principal amounts under the term loan are payable quarterly beginning in September 2014 as follows (Dollars in millions):

2014	$75.0
2015	175.0
2016	250.0

$500.0

As of September 30, 2012, no amounts were outstanding under the revolving credit facility. The outstanding balance on the revolving credit facility of the pre-existing senior secured credit facility of $618.1 million as of May 8, 2012 was repaid with proceeds from the Partnership’s initial public offering.

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

Total interest expense under the new senior credit facility and the pre-existing senior secured credit facility was $4.0 million and $5.2 million for the three months ended September 30, 2012 and 2011, respectively, and $16.4 million and $15.5 million for the nine months ended September 30, 2012 and 2011, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2012 and December 31, 2011 approximated par value.

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

The effective portion of losses related to change in the fair value of the swaps were $3.2 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $10.1 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. The ineffective portion of losses recognized in earnings were not significant for any period presented. The balance in accumulated other comprehensive loss related to these cash flow hedges will be reclassified into earnings as interest expense is recognized. As of September 30, 2012, approximately $7.0 million of the accumulated other comprehensive loss related to these cash flow hedges is expected to be recognized as a decrease to income from continuing operations over the next twelve months.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Loans

As part of the Claren Road acquisition, the Partnership entered into a loan agreement for $47.5 million. The loan was scheduled to mature on December 31, 2015 and interest was payable semi-annually at an adjustable annual rate, currently 6.0%. The outstanding balance on the Claren Road loan of $40.0 million was repaid with proceeds from the Partnership’s initial public offering on May 8, 2012. Total interest expense was not significant for the three months and nine months ended September 30, 2012 and 2011.

Also in connection with the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. The loan was scheduled to mature on January 3, 2017 and interest was payable quarterly, commencing March 31, 2011 at an annual rate of 8.0%. The remaining principal balance outstanding of $10.0 million was repaid in the first quarter of 2012. Total interest expense was not significant for the three months and nine months ended September 30, 2012 and 2011.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including among other items, maintenance of a minimum amount of management fee earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2012.

Subordinated Loan Payable to Affiliate

In December 2010, the Partnership received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes and a 2% equity interest in the Former Parent Entities. Interest on the notes was payable semi-annually, commencing June 30, 2011 at a rate of 7.25% per annum to the extent paid in cash or 7.5% per annum to the extent paid by issuing payment-in-kind notes. In October 2011, the Partnership borrowed $265.5 million under its revolving credit facility to redeem $250.0 million aggregate principal amount of the subordinated notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $5.5 million. In March 2012, the Partnership borrowed $263.1 million under its revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of the subordinated notes held by Mubadala for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million.

Total interest expense on the subordinated notes was $9.1 million and $28.1 million for the three months and nine months ended September 30, 2011, respectively. Total interest expense was $3.1 million for the nine months ended September 30, 2012.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2012 and December 31, 2011, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,320.0	$12,139.6	1.46%		8.86
Subordinated notes, Income notes and Preferred shares	797.2	903.6	N/A	(a)	8.35
Combination notes	0.6	1.1	N/A	(b)	9.06

Total	$14,117.8	$13,0 44.3

	As of December 31, 2011
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$10,291.2	$9,010.7	1.44%		8.85
Subordinated notes, Income notes and Preferred shares	417.3	670.7	N/A	(a)	8.54
Combination notes	9.9	8.5	N/A	(b)	9.92

Total	$10,718.4	$9,689.9

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to OATS specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2012 and December 31, 2011, the fair value of the CLO assets was $14.9 billion and $11.0 billion, respectively. Included in loans payable of the CLOs at December 31, 2011 were loan revolvers (the “APEX Revolvers”), which the CLOs entered into with financial institutions on their respective closing dates. As of September 30, 2012, the APEX revolvers have been terminated. The APEX Revolvers provided credit enhancement to the securities issued by the CLOs by allowing the CLOs to draw down on the revolvers in order to offset a certain level of principal losses upon any default of the investment assets held by that CLO. There was no outstanding principal amount borrowed under the APEX Revolvers as of December 31, 2011.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. The liquidity facilities in aggregate allow for a maximum borrowing of $22.9 million and bear weighted average interest at EURIBOR plus 0.38% per annum (1.37% at September 30, 2012). Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There was $5.8 million outstanding under the liquidity facility as of September 30, 2012. There were no borrowings outstanding under the liquidity facility as of December 31, 2011.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Accrued performance fee-related compensation	$866.9	$314.1
Accrued bonuses	271.6	222.4
Other	164.2	41.4

Total	$1,302.7	$577.9

11. Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2012 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,728.6
Global Market Strategies	117.9
Real Assets	217.1

$2,063.6

Of the $2.06 billion of unfunded commitments, approximately $1.93 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.1 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.36% weighted-average rate at September 30, 2012). As of September 30, 2012 and December 31, 2011, approximately $11.9 million and $14.3 million, respectively, was outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2012 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the condensed consolidated financial statements.

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its corporate private equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At September 30, 2012 and December 31, 2011, $12.9 million and $13.6 million, respectively, was held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $86.1 million at September 30, 2012, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2012. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $33.9 million and $56.5 million, of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2012 and December 31, 2011, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $315.9 million and $250.8 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2012 and December 31, 2011, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

If, at September 30, 2012, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2012 through 2020. These leases are accounted for as operating leases. Rent expense was approximately $11.3 million and $12.5 million for the three months ended September 30, 2012 and 2011, respectively, and $35.3 million and $33.5 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations. Included in rent expense are lease termination costs of $(0.6) million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $0.1 million and $3.4 million for the nine months ended September 30, 2012 and 2011.

The future minimum commitments for the leases are as follows (Dollars in millions):

2012	$12.6
2013	45.9
2014	43.3
2015	38.7
2016	26.8
Thereafter	143.9

$311.2

Total minimum rentals to be received in the future under non-cancelable subleases as of September 30, 2012 were $11.7 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $26.1 million and $12.9 million as of September 30, 2012 and December 31, 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Legal Matters

In the ordinary course of business, the Partnership is a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate for any such matters the reasonably possible amount of loss or range of loss. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements. The Partnership believes that the matters described below are without merit and intends to vigorously contest all such allegations.

Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and Carlyle Mezzanine Partners on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, on July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, the Partnership and certain affiliates and one officer of the Partnership (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for the Partnership’s dismissal of its counterclaim against him for violation of the forum selection clause.

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice. The Partnership recognized a loss of $152.3 million in 2008 in connection with the winding up of CCC.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against the Partnership, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs have moved for leave to amend their complaint and/or for amendment of the Court’s decision, and the defendants have opposed these motions. The plaintiffs also have noticed an appeal to the Court of Appeals for the District of Columbia Circuit, but that appeal is being held in abeyance until the District Court resolves the pending motions.

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. The Partnership fully cooperated with the DOJ’s investigation.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. Arguments on summary judgment of these claims are expected to be held in December 2012.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

proposed to increase the aggregate amount of Italian income tax owed by such subsidiaries by approximately €24.0 million. It is possible that additional penalties also may be proposed and it is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the proposed Italian income tax adjustments. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements (see Note 6). As of September 30, 2012, CEREP I had accrued €50.0 million ($64.4 million as of September 30, 2012) related to this contingency, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

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

Furthermore, certain of the funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The funds’ ability to liquidate their publicly-traded investments are often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. The funds’ ability to liquidate their investments and realize value is subject to significant limitations and uncertainties, including among others currency fluctuations and natural disasters.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of September 30, 2012 and December 31, 2011, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Balance, beginning of period	$16.3	$23.5	$15.2	$23.1
Compensation expense	1.5	1.0	4.9	2.9
Contract termination costs	(0.6)	1.0	0.1	3.4
Costs paid or settled	(4.4)	(7.3)	(7.4)	(11.2)

Balance, end of period	$12.8	$18.2	$12.8	$18.2

12. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at September 30, 2012 and December 31, 2011:

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$33.9	$56.5
Notes receivable and accrued interest from affiliates	46.3	56.8
Other receivables from unconsolidated funds and affiliates, net	162.6	173.7

Total	$242.8	$287.0

Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 8%. The accrued and charged interest to the affiliates was not significant during the three months and nine months ended September 30, 2012 and 2011.

The Partnership has provided loans to certain unconsolidated funds to meet short-term obligations to purchase investments. These notes accrue interest at rates specified in each agreement, ranging from one-month LIBOR plus 2.15% (2.36% at September 30, 2012) to 18%.

These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Due to Affiliates

The Partnership had the following due to affiliates balances at September 30, 2012 and December 31, 2011:

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$39.7	$37.3
Due to non-consolidated affiliates	40.8	44.4
Contingent consideration related to acquisitions	138.5	—
Amounts owed under the tax receivable agreement	18.3	—
Other	18.4	26.8

Total	$255.7	$108.5

The Partnership has recorded obligations for amounts due to certain of its affiliates. The amount owed under the tax receivable agreement is related to the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units (see Note 1). The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. Based on management’s determination, the Partnership accrues and pays interest on the amounts due to affiliates at interest rates up to the prime rate, as defined, plus 2% (5.25% at September 30, 2012). The interest incurred to the affiliates was not significant during the three months and nine months ended September 30, 2012 and 2011.

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

Other Related Party Transactions

In May 2011, the Partnership and its affiliates invested €41.0 million ($52.8 million as of September 30, 2012) and €52.2 million ($67.2 million as of September 30, 2012), respectively, into one of its European real estate funds. The proceeds were used to refinance the fund’s existing loans. The Partnership’s investment is recorded as an equity-method investment.

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $2.4 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $6.1 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

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

The following table identifies the gross fair value amounts of derivative instruments, which may be offset and presented net in the condensed consolidated balance sheets to the extent that there is a legal right of offset, categorized by the volume of the total notional amounts or number of contracts and by primary underlying risk as of September 30, 2012 and December 31, 2011 (Dollars in millions):

	September 30, 2012
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$284.8	$6.8	$(24.9)
Currency option(s)	180.3	10.4	—
Interest-related
Interest rate cap contract(s)	36.0	—	—

		$17.2	$(24.9)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

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

The following tables present a summary of net realized and unrealized appreciation (depreciation) on derivative instruments which is included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations (Dollars in millions):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
					Change in
		Change in		Realized	Unrealized
	Realized	Unrealized		Appreciation	Appreciation
	Depreciation	Depreciation	Total	(Depreciation)	(Depreciation)	Total
Currency-related
Cross-currency swap contract(s)	$(0.7)	$(1.2)	$(1.9)	$1.1	$(24.1)	$(23.0)
Currency option(s)	—	(1.1)	(1.1)	(0.1)	0.4	0.3
Interest-related
Interest rate swap contract(s)	—	(0.1)	(0.1)	—	(0.1)	(0.1)

	$(0.7)	$(2.4)	$(3.1)	$1.0	$(23.8)	$(22.8)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
					Change in
		Change in			Unrealized
	Realized	Unrealized		Realized	Appreciation
	Depreciation	Appreciation	Total	Appreciation	(Depreciation)	Total
Currency-related
Cross -currency swap contract(s)	$(1.7)	$1.3	$(0.4)	$11.1	$3.7	$14.8
Currency option(s)	—	—	—	—	(4.9)	(4.9)
Credit-related
Credit risk swap contract(s)	—	—	—	—	(0.1)	(0.1)
Interest-related
Interest rate cap contract(s)	—	—	—	—	(0.1)	(0.1)

	$(1.7)	$1.3	$(0.4)	$11.1	$(1.4)	$9.7

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

14. Income Taxes

The Partnership had $56.1 million and $18.0 million in deferred tax assets as of September 30, 2012 and December 31, 2011, respectively. These deferred tax assets resulted primarily from the CalPERS exchange (see Note 1) and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

bonuses on lower-tier partnerships. The Partnership had deferred tax liabilities of $69.6 million and $48.3 million at September 30, 2012 and December 31, 2011, respectively, which primarily related to the acquisitions of ESG and AlpInvest in 2011 and a deferred tax liability related to outside tax basis difference as a result of the Partnership’s investment in Carlyle Holdings (see Note 1).

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $17.9 million and $17.5 million as of September 30, 2012 and December 31, 2011, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. These balances include $5.5 million and $3.9 million as of September 30, 2012 and December 31, 2011, related to interest and penalties associated with uncertain tax positions. If recognized, the entire amount of uncertain tax positions would be recorded as a reduction in the provision for income taxes. The total expense for interest and penalties related to unrecognized tax benefits amounted to $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2012, the Partnership’s U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended		For the Period from May 8, 2012
	September 30, 2012		Through September 30, 2012
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	43,235,336	43,235,336	42,097,973	42,097,973
Unvested deferred restricted common units	—	2,267,863	—	1,337,163
Contingently issuable Carlyle Holdings Partnership units	—	1,436,552	—	1,436,552
Weighted-average vested Carlyle Holdings partnership units	—	—	—	205,650,944
Unvested Carlyle Holdings partnership units	—	—	—	4,777,828

Weighted-average common units outstanding	43,235,336	46,939,751	42,097,973	255,300,460

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units for which issuance of the related common units is deferred until May 2013.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road acquisition. For purposes of determining the dilutive weighted-average common units, it is assumed that September 30, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 212,814,024 of vested and unvested Carlyle Holdings partnership units for the three months ended September 30, 2012 were antidilutive, and therefore have been excluded. For the period from May 8, 2012 through September 30, 2012, the 205,650,944 and 4,777,828 of vested and unvested Carlyle Holdings partnership units were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $31.1 million for the period from May 8, 2012 through September 30, 2012 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.

Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended		For the Period from May 8, 2012
	September 30, 2012		Through September 30, 2012
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$18,600,000	$18,600,000	$8,300,000	$8,300,000
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	—	—	31,121,000

Total	$18,600,000	$18,600,000	$8,300,000	$39,421,000

Weighted-average common units outstanding	43,235,336	46,939,751	42,097,973	255,300,460

Net income per common unit	$0.43	$0.40	$0.20	$0.15

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The grant-date fair value of these units is $22.00. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. For the three months ended September 30, 2012 and for the period May 2, 2012 through September 30, 2012, the Partnership recorded $39.7 million and $65.9 million, respectively, in equity-based compensation expense associated with these awards. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers. As of September 30, 2012, the total unrecognized compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $929.1 million, which is expected to be recognized over a weighted-average term of 5.6 years.

Deferred Restricted Common Units

On May 2, 2012, the general partner of the Partnership granted 17,113,755 deferred restricted common units under the Equity Incentive Plan to Carlyle employees, directors of the Partnership’s general partner and consultants. The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. For the three months ended September 30, 2012 and for the period May 2, 2012 through September 30, 2012, the Partnership recorded $12.9 million and $21.6 million, respectively, in equity-based compensation expense, with $0.7 million and $1.1 million of corresponding deferred tax benefits, respectively. As of September 30, 2012, the total unrecognized compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $270.6 million, which is expected to be recognized over a weighted-average term of 5.5 years.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the period from May 2, 2012 through September 30, 2012.

Phantom Deferred Restricted Common Units

On May 2, 2012, the general partner of the Partnership granted 361,238 phantom deferred restricted common units under the Equity Incentive Plan to Carlyle employees. The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the three months ended September 30, 2012 and for the period May 2, 2012 through September 30, 2012, the Partnership recorded $0.6 million and $0.9 million, respectively, in compensation expense associated with these awards, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The tax benefits recognized from these awards was not material during the period. As of September 30, 2012, the total unrecognized compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $6.6 million, which is expected to be recognized over a weighted-average term of 2.6 years.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2012 and a summary of changes during the period May 2, 2012 through September 30, 2012, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, May 2, 2012	—	$—	—	$—	—	$—
Granted—IPO	56,760,336	$22.00	17,113,755	$22.00	361,238	$22.00
Granted—Post-IPO	—	$—	114,702	$24.43	—	$—
Vested	—	$—	40,599	$22.00	—	$—
Forfeited	504,553	$22.00	465,166	$22.00	15,098	$22.00

Balance, September 30, 2012	56,255,783		16,722,692		346,140

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

Real Assets – The Real Assets segment is comprised of the Partnership’s operations that advise U.S. and international funds focused on real estate, infrastructure, energy and renewable energy transactions.

Fund of Funds Solutions – The Fund of Funds Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. With the acquisitions of Claren Road, AlpInvest and ESG, the Partnership revised how it evaluates certain financial information to include adjustments to reflect the Partnership’s economic interests in those entities. The Partnership’s segment presentation for the three months and nine months ended September 30, 2011 has been updated to reflect this change.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended September 30, 2012 and as of and for the nine months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$124.8	$58.2	$34.4	$16.5	$233.9
Portfolio advisory fees, net	3.1	0.8	0.7	—	4.6
Transaction fees, net	6.2	0.3	0.7	—	7.2

Total fee revenues	134.1	59.3	35.8	16.5	245.7
Performance fees
Realized	241.4	0.9	31.9	2.2	276.4
Unrealized	72.8	5.7	(27.7)	(1.8)	49.0

Total performance fees	314.2	6.6	4.2	0.4	325.4
Investment income (loss)
Realized	(0.2)	4.6	0.2	—	4.6
Unrealized	(1.0)	0.8	4.0	—	3.8

Total investment income (loss)	(1.2)	5.4	4.2	—	8.4
Interest and other income	3.4	0.5	0.4	0.1	4.4

Total revenues	450.5	71.8	44.6	17.0	583.9
Segment Expenses
Compensation and benefits
Direct base compensation	56.2	17.4	16.1	8.2	97.9
Indirect base compensation	19.9	5.9	5.7	1.4	32.9
Equity-based compensation	0.4	—	0.2	—	0.6
Performance fee related
Realized	115.6	0.2	2.5	1.9	120.2
Unrealized	39.2	(1.8)	5.3	(2.1)	40.6

Total compensation and benefits	231.3	21.7	29.8	9.4	292.2
General, administrative, and other indirect expenses	39.5	12.8	12.5	3.7	68.5
Interest expense	2.5	1.3	0.7	0.2	4.7

Total expenses	273.3	35.8	43.0	13.3	365.4
Economic Net Income (Loss)	$177.2	$36.0	$1.6	$3.7	$218.5

Fee Related Earnings	$19.0	$22.4	$1.0	$3.1	$45.5

Net Realized Performance Fees	$125.8	$0.7	$29.4	$0.3	$156.2

Net Performance Fees	$159.4	$8.2	$(3.6)	$0.6	$164.6

Investment Income (Loss)	$(1.2)	$5.4	$4.2	$—	$8.4

Distributable Earnings	$144.6	$27.7	$30.6	$3.4	$206.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2012 and the Nine Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$372.7	$166.3	$105.1	$50.2	$694.3
Portfolio advisory fees, net	15.0	2.0	2.6	—	19.6
Transaction fees, net	9.4	0.3	3.9	—	13.6

Total fee revenues	397.1	168.6	111.6	50.2	727.5
Performance fees
Realized	545.0	34.6	82.1	6.8	668.5
Unrealized	44.4	22.4	(1.3)	22.1	87.6

Total performance fees	589.4	57.0	80.8	28.9	756.1
Investment income (loss)
Realized	2.1	8.7	(0.1)	—	10.7
Unrealized	17.2	9.3	8.5	—	35.0

Total investment income	19.3	18.0	8.4	—	45.7
Interest and other income	6.4	1.5	1.2	0.4	9.5

Total revenues	1,012.2	245.1	202.0	79.5	1,538.8
Segment Expenses
Compensation and benefits
Direct base compensation	166.3	62.3	51.2	25.1	304.9
Indirect base compensation	64.8	15.3	17.7	4.4	102.2
Equity-based compensation	0.8	0.1	0.3	—	1.2
Performance fee related
Realized	264.2	18.7	4.9	6.0	293.8
Unrealized	30.9	8.1	13.3	17.3	69.6

Total compensation and benefits	527.0	104.5	87.4	52.8	771.7
General, administrative, and other indirect expenses	116.7	30.6	37.0	8.8	193.1
Interest expense	11.9	3.9	3.7	1.1	20.6

Total expenses	655.6	139.0	128.1	62.7	985.4
Economic Net Income	$356.6	$106.1	$73.9	$16.8	$553.4

Fee Related Earnings	$43.0	$57.9	$2.9	$11.2	$115.0

Net Realized Performance Fees	$280.8	$15.9	$77.2	$0.8	$374.7

Net Performance Fees	$294.3	$30.2	$62.6	$5.6	$392.7

Investment Income	$19.3	$18.0	$8.4	$—	$45.7

Distributable Earnings	$325.9	$82.5	$80.0	$12.0	$500.4

Segment assets as of September 30, 2012	$2,516.8	$956.7	$589.3	$349.1	$4,411.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$128.1	$50.4	$37.2	$18.7	$234.4
Portfolio advisory fees, net	4.8	0.8	1.9	—	7.5
Transaction fees, net	3.8	—	1.6	—	5.4

Total fee revenues	136.7	51.2	40.7	18.7	247.3
Performance fees
Realized	333.0	6.1	29.1	19.2	387.4
Unrealized	(787.2)	(6.8)	(78.2)	(22.5)	(894.7)

Total performance fees	(454.2)	(0.7)	(49.1)	(3.3)	(507.3)
Investment income (loss)
Realized	8.1	3.1	1.8	—	13.0
Unrealized	(14.8)	(2.1)	(0.7)	—	(17.6)

Total investment income (loss)	(6.7)	1.0	1.1	—	(4.6)
Interest and other income	0.3	1.4	(0.5)	0.2	1.4

Total revenues	(323.9)	52.9	(7.8)	15.6	(263.2)
Segment Expenses
Compensation and benefits
Direct base compensation	62.8	16.9	19.4	8.1	107.2
Indirect base compensation	24.1	4.0	6.7	—	34.8
Performance fee related
Realized	176.2	(0.7)	2.4	15.3	193.2
Unrealized	(444.2)	(10.7)	(4.3)	(18.0)	(477.2)

Total compensation and benefits	(181.1)	9.5	24.2	5.4	(142.0)
General, administrative, and other indirect expenses	32.4	6.8	12.8	3.0	55.0
Interest expense	9.8	2.4	2.9	—	15.1

Total expenses	(138.9)	18.7	39.9	8.4	(71.9)
Economic Net Income (Loss)	$(185.0)	$34.2	$(47.7)	$7.2	$(191.3)

Fee Related Earnings	$7.9	$22.5	$(1.6)	$7.8	$36.6

Net Realized Performance Fees	$156.8	$6.8	$26.7	$3.9	$194.2

Net Performance Fees	$(186.2)	$10.7	$(47.2)	$(0.6)	$(223.3)

Investment Income (Loss)	$(6.7)	$1.0	$1.1	$—	$(4.6)

Distributable Earnings	$172.8	$32.4	$26.9	$11.7	$243.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2011
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$387.7	$128.6	$114.9	$18.7	$649.9
Portfolio advisory fees, net	27.0	2.2	2.6	—	31.8
Transaction fees, net	26.4	—	1.9	—	28.3

Total fee revenues	441.1	130.8	119.4	18.7	710.0
Performance fees
Realized	690.7	95.7	81.1	19.2	886.7
Unrealized	(179.0)	8.1	1.7	(22.5)	(191.7)

Total performance fees	511.7	103.8	82.8	(3.3)	695.0
Investment income (loss)
Realized	35.1	11.0	2.3	—	48.4
Unrealized	(5.6)	17.5	3.5	—	15.4

Total investment income (loss)	29.5	28.5	5.8	—	63.8
Interest and other income	8.1	4.4	2.2	0.2	14.9

Total revenues	990.4	267.5	210.2	15.6	1,483.7
Segment Expenses
Compensation and benefits
Direct base compensation	189.2	47.8	58.3	8.1	303.4
Indirect base compensation	66.7	11.2	22.7	—	100.6
Performance fee related
Realized	355.6	46.6	8.1	15.3	425.6
Unrealized	(105.1)	(10.7)	(4.4)	(18.0)	(138.2)

Total compensation and benefits	506.4	94.9	84.7	5.4	691.4
General, administrative, and other indirect expenses	101.6	25.8	36.6	3.0	167.0
Interest expense	30.0	7.5	8.9	—	46.4

Total expenses	638.0	128.2	130.2	8.4	904.8
Economic Net Income	$352.4	$139.3	$80.0	$7.2	$578.9

Fee Related Earnings	$61.7	$42.9	$(4.9)	$7.8	$107.5

Net Realized Performance Fees	$335.1	$49.1	$73.0	$3.9	$461.1

Net Performance Fees	$261.2	$67.9	$79.1	$(0.6)	$407.6

Investment Income	$29.5	$28.5	$5.8	$—	$63.8

Distributable Earnings	$431.9	$103.0	$70.4	$11.7	$617.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items	Carlyle Consolidated
		(Dollars in millions)
Revenues	$583.9	$247.7	$26.9 (a)	$858.5
Expenses	$365.4	$252.4	$87.1 (b)	$704.9
Other income	$—	$448.3	$0.6 (c)	$448.9
Economic net income (loss)	$218.5	$443.6	$(59.6) (d)	$602.5

	Three Months Ended September 30, 2011
	Total Reportable Segments	Consolidated Funds	Reconciling Items	Carlyle Consolidated
		(Dollars in millions)
Revenues	$(263.2)	$191.2	$12.4 (a)	$(59.6)
Expenses	$(71.9)	$149.2	$141.1 (b)	$218.4
Other loss	$—	$(338.4)	$(2.8) (c)	$(341.2)
Economic net loss	$(191.3)	$(296.4)	$(131.5) (d)	$(619.2)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2012 and 2011, and Total Assets as of September 30, 2012:

	September 30, 2012 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items	Carlyle Consolidated
		(Dollars in millions)
Revenues	$1,538.8	$678.4	$0.6 (a)	$2,217.8
Expenses	$985.4	$689.6	$(44.0) (b)	$1,631.0
Other income	$—	$1,704.7	$2.9 (c)	$1,707.6
Economic net income (loss)	$553.4	$1,693.5	$47.5 (d)	$2,294.4
Total assets	$4,411.9	$25,694.9	$(62.8) (e)	$30,044.0

	Nine Months Ended September 30, 2011
	Total Reportable Segments	Consolidated Funds	Reconciling Items	Carlyle Consolidated
		(Dollars in millions)
Revenues	$1,483.7	$521.6	$8.2 (a)	$2,013.5
Expenses	$904.8	$382.8	$(362.7) (b)	$924.9
Other loss	$—	$(630.5)	$12.3 (c)	$(618.2)
Economic net income (loss)	$578.9	$(491.7)	$383.2 (d)	$470.4

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG and AlpInvest which were included in Revenues in the Partnership’s segment reporting.

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and AlpInvest as detailed below (Dollars in millions):

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Partner compensation	$—	$111.6	$(265.4)	$(458.3)
Equity-based compensation issued in conjuction with the initial public offering	52.6	—	146.2	—
Acquisition related charges and amortization of intangibles	43.4	22.6	89.0	57.1
Other non-operating expenses	10.3	9.4	6.9	30.0
Severance and lease terminations	0.9	2.0	5.0	6.3
Non-Carlyle economic interests in acquired business	32.0	46.5	103.8	95.9
Other adjustments	(1.8)	—	(4.8)	—
Elimination of expenses of Consolidated Funds	(50.3)	(51.0)	(124.7)	(93.7)

	$87.1	$141.1	$(44.0)	$(362.7)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).
(d)	The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Economic Net Income (Loss), to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Dollars in millions)
Income (loss) before provision for income taxes	$602.5	$(619.2)	$2,294.4	$470.4
Adjustments:
Partner compensation(1)	—	111.6	(265.4)	(458.3)
Equity-based compensation issued in conjuction with the initial public offering	52.6	—	146.2	—
Acquisition related charges and amortization of intangibles	43.4	22.6	89.0	57.1
Other non-operating expenses	10.3	9.4	6.9	30.0
Net (income) loss attributable to non-controlling interests in Consolidated entities	(485.4)	282.3	(1,708.2)	473.4
Provision for income taxes attributable to non-controlling interests in Consolidated entities	(4.0)	—	(9.7)	—
Severance and lease terminations	0.9	2.0	5.0	6.3
Other adjustments	(1.8)	—	(4.8)	—

Economic Net Income (Loss)	$218.5	$(191.3)	$553.4	$578.9

Net performance fees(2)	164.6	(223.3)	392.7	407.6
Investment income (loss)(2)	8.4	(4.6)	45.7	63.8

Fee Related Earnings	$45.5	$36.6	$115.0	$107.5

Realized performance fees, net of related compensation	156.2	194.2	374.7	461.1
Investment income—realized	4.6	13.0	10.7	48.4

Distributable Earnings	$206.3	$243.8	$500.4	$617.0

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the condensed consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$291.4	$(15.0)	$276.4
Unrealized	64.9	(15.9)	49.0

Total performance fees	356.3	(30.9)	325.4
Performance fee related compensation expense
Realized	121.9	(1.7)	120.2
Unrealized	41.5	(0.9)	40.6

Total performance fee related compensation expense	163.4	(2.6)	160.8
Net performance fees
Realized	169.5	(13.3)	156.2
Unrealized	23.4	(15.0)	8.4

Total net performance fees	$192.9	$(28.3)	$164.6

Investment income
Realized	$9.8	$(5.2)	$4.6
Unrealized	0.4	3.4	3.8

Total investment income	$10.2	$(1.8)	$8.4

	Three Months Ended September 30, 2011
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$375.2	$12.2	$387.4
Unrealized	(859.1)	(35.6)	(894.7)

Total performance fees	(483.9)	(23.4)	(507.3)
Performance fee related compensation expense
Realized	51.4	141.8	193.2
Unrealized	(139.5)	(337.7)	(477.2)

Total performance fee related compensation expense	(88.1)	(195.9)	(284.0)
Net performance fees
Realized	323.8	(129.6)	194.2
Unrealized	(719.6)	302.1	(417.5)

Total net performance fees	$(395.8)	$172.5	$(223.3)

Investment income (loss)
Realized	$7.5	$5.5	$13.0
Unrealized	(12.9)	(4.7)	(17.6)

Total investment income (loss)	$(5.4)	$0.8	$(4.6)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$688.7	$(20.2)	$668.5
Unrealized	88.0	(0.4)	87.6

Total performance fees	776.7	(20.6)	756.1
Performance fee related compensation expense
Realized	188.3	105.5	293.8
Unrealized	(1.4)	71.0	69.6

Total performance fee related compensation expense	186.9	176.5	363.4
Net performance fees
Realized	500.4	(125.7)	374.7
Unrealized	89.4	(71.4)	18.0

Total net performance fees	$589.8	$(197.1)	$392.7

Investment income
Realized	$11.4	$(0.7)	$10.7
Unrealized	27.3	7.7	35.0

Total investment income	$38.7	$7.0	$45.7

	Nine Months Ended September 30, 2011
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$870.1	$16.6	$886.7
Unrealized	(133.6)	(58.1)	(191.7)

Total performance fees	736.5	(41.5)	695.0
Performance fee related compensation expense
Realized	136.2	289.4	425.6
Unrealized	(81.7)	(56.5)	(138.2)

Total performance fee related compensation expense	54.5	232.9	287.4
Net performance fees
Realized	733.9	(272.8)	461.1
Unrealized	(51.9)	(1.6)	(53.5)

Total net performance fees	$682.0	$(274.4)	$407.6

Investment income (loss)
Realized	$50.3	$(1.9)	$48.4
Unrealized	6.3	9.1	15.4

Total investment income (loss)	$56.6	$7.2	$63.8

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the segment results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in Claren Road and ESG and the Partnership’s 60% interest in AlpInvest in the segment results.
(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total assets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events

On October 1, 2012, the Partnership acquired 55% of Vermillion Asset Management, LLC and its consolidated subsidiaries, Viridian Partners, LLC, Crimson Physical Commodities Partners, LLC, Celadon Partners, LLC, and Indigo Partners, LLC, (collectively, “Vermillion”), a New York-based commodities investment manager with approximately $2.2 billion of assets under management. The purchase price consisted of $50.0 million in cash, 1,440,276 contingently issuable Carlyle Holdings partnership units, which are issuable over a period of 4.25 years based on the achievement of performance-based conditions, and performance-based contingent cash payments of up to $131.3 million, which is the maximum amount of additional cash consideration that could be paid within 5.25 years of closing. The Partnership will consolidate the financial position and results of operations of Vermillion effective October 1, 2012 and will account for this transaction as a business combination. Vermillion will be included in the Partnership’s Global Market Strategies business segment. The Partnership is in the process of allocating the purchase price consideration to acquired tangible assets, identifiable intangible assets, and liabilities assumed. As of the date the financial statements were available to be issued, the Partnership did not have all the information necessary to allocate the purchase price consideration.

In October 2012, the Partnership and two insurers that issued policies as part of the directors and officers liability program covering Carlyle Capital Corporation Limited (the “CCC Insurance Program”) entered into settlement agreements related to coverage disputes in connection with the previously disclosed litigation regarding Carlyle Capital Corporation Limited. Under the terms of the settlement agreements, the two insurers paid $18.5 million to the Partnership in exchange for full and complete releases of claims against those insurers under the policies they issued as part of the CCC Insurance Program. The Partnership will record the settlement proceeds in its consolidated financial statements during the three months ending December 31, 2012.

In November 2012, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 to common unit holders of record at the close of business on November 19, 2012, payable on November 30, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

19. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2012 and December 31, 2011 and results of operations for the three months and nine months ended September 30, 2012 and 2011. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Assets
Cash and cash equivalents	$769.2	$—	$—	$769.2
Cash and cash equivalents held at Consolidated Funds	—	1,425.1	—	1,425.1
Restricted cash	28.5	—	—	28.5
Restricted cash and securities of Consolidated Funds	—	36.7	—	36.7
Accrued performance fees	2,155.4	—	(2.4)	2,153.0
Investments	458.9	—	(48.4)	410.5
Investments of Consolidated Funds	—	23,994.7	—	23,994.7
Due from affiliates and other receivables, net	254.8	—	(12.0)	242.8
Due from affiliates and other receivables of Consolidated Funds, net	—	234.9	—	234.9
Fixed assets, net	62.9	—	—	62.9
Deposits and other	48.8	3.5	—	52.3
Intangible assets, net	577.3	—	—	577.3
Deferred tax assets	56.1	—	—	56.1

Total assets	$4,411.9	$25,694.9	$(62.8)	$30,044.0

Liabilities and partners’ capital
Loans payable	$500.0	$—	$—	$500.0
Loans payable of Consolidated Funds	—	13,091.1	(46.8)	13,044.3
Accounts payable, accrued expenses and other liabilities	212.2	—	—	212.2
Accrued compensation and benefits	1,302.7	—	—	1,302.7
Due to affiliates	216.1	39.7	(0.1)	255.7
Deferred revenue	185.1	1.7	(0.3)	186.5
Deferred tax liabilities	69.6	—	—	69.6
Other liabilities of Consolidated Funds	—	970.0	(13.8)	956.2
Accrued giveback obligations	86.1	—	—	86.1

Total liabilities	2,571.8	14,102.5	(61.0)	16,613.3

Redeemable non-controlling interests in consolidated entities	4.8	2,728.1	—	2,732.9

Partners’ capital	219.2	3.9	(3.9)	219.2
Accumulated other comprehensive income	(3.2)	—	(0.3)	(3.5)
Partners’ capital appropriated for Consolidated Funds	—	980.9	2.4	983.3
Non-controlling interests in consolidated entities	320.5	7,879.5	—	8,200.0
Non-controlling interests in Carlyle Holdings	1,298.8	—	—	1,298.8

Total partners’ capital	1,835.3	8,864.3	(1.8)	10,697.8

Total liabilities and partners’ capital	$4,411.9	$25,694.9	$(62.8)	$30,044.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2011
	Consolidated
	Operating	Consolidated
	Entities	Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$509.6	$—	$—	$509.6
Cash and cash equivalents held at Consolidated Funds	—	566.6	—	566.6
Restricted cash	24.6	—	—	24.6
Restricted cash and securities of Consolidated Funds	—	89.2	—	89.2
Accrued performance fees	2,219.9	—	(30.8)	2,189.1
Investments	517.3	—	(62.4)	454.9
Investments of Consolidated Funds	—	19,507.3	—	19,507.3
Due from affiliates and other receivables, net	297.2	—	(10.2)	287.0
Due from affiliates and other receivables of Consolidated Funds, net	—	287.7	(0.1)	287.6
Fixed assets, net	52.7	—	—	52.7
Deposits and other	60.7	9.5	—	70.2
Intangible assets, net	594.9	—	—	594.9
Deferred tax assets	18.0	—	—	18.0

Total assets	$4,294.9	$20,460.3	$(103.5)	$24,651.7

Liabilities and partners’ capital
Loans payable	$860.9	$—	$—	$860.9
Subordinated loan payable to affiliate	262.5	—	—	262.5
Loans payable of Consolidated Funds	—	9,738.9	(49.0)	9,689.9
Accounts payable, accrued expenses and other liabilities	203.4	—	—	203.4
Accrued compensation and benefits	577.9	—	—	577.9
Due to Carlyle partners	1,015.9	—	—	1,015.9
Due to affiliates	71.3	37.3	(0.1)	108.5
Deferred revenue	87.3	1.9	—	89.2
Deferred tax liabilities	48.3	—	—	48.3
Other liabilities of Consolidated Funds	—	589.7	(21.6)	568.1
Accrued giveback obligations	136.5	—	—	136.5

Total liabilities	3,264.0	10,367.8	(70.7)	13,561.1

Redeemable non-controlling interests in consolidated entities	8.0	1,915.4	—	1,923.4

Members’ equity	879.1	22.9	(28.9)	873.1
Accumulated other comprehensive loss	(61.8)	—	6.0	(55.8)
Partners’ capital appropriated for Consolidated Funds	—	863.6	(9.9)	853.7
Non-controlling interests in consolidated entities	205.6	7,290.6	—	7,496.2

Total partners’ capital	1,022.9	8,177.1	(32.8)	9,167.2

Total liabilities and partners’ capital	$4,294.9	$20,460.3	$(103.5)	$24,651.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2012
	Consolidated
	Operating	Consolidated
	Entities	Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$276.4	$—	$(36.6)	$239.8
Performance fees
Realized	292.1	—	(0.7)	291.4
Unrealized	70.7	—	(5.8)	64.9

Total performance fees	362.8	—	(6.5)	356.3
Investment income (loss)
Realized	13.4	—	(3.6)	9.8
Unrealized	(1.2)	—	1.6	0.4

Total investment income (loss)	12.2	—	(2.0)	10.2
Interest and other income	4.5	—	—	4.5
Interest and other income of Consolidated Funds	—	247.7	—	247.7

Total revenues	655.9	247.7	(45.1)	858.5

Expenses
Compensation and benefits
Base compensation	177.0	—	—	177.0
Equity-based compensation	53.2	—	—	53.2
Performance fee related
Realized	121.9	—	—	121.9
Unrealized	41.5	—	—	41.5

Total compensation and benefits	393.6	—	—	393.6
General, administrative and other expenses	94.9	—	(2.0)	92.9
Interest	4.0	—	—	4.0
Interest and other expenses of Consolidated Funds	—	252.4	(48.3)	204.1
Other non-operating expenses	10.3	—	—	10.3

Total expenses	502.8	252.4	(50.3)	704.9

Other income
Net investment gains of Consolidated Funds	—	448.3	0.6	448.9

Income before provision for income taxes	153.1	443.6	5.8	602.5
Provision for income taxes	5.5	—	—	5.5

Net income	147.6	443.6	5.8	597.0

Net income attributable to non-controlling interests in consolidated entities	36.0	—	449.4	485.4

Net income attributable to Carlyle Holdings	111.6	443.6	(443.6)	111.6
Net income attributable to non-controlling interests in Carlyle Holdings	93.0	—	—	93.0

Net income attributable to The Carlyle Group L.P.	$18.6	$443.6	$(443.6)	$18.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2012
	Consolidated
	Operating	Consolidated
	Entities	Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$816.5	$—	$(102.4)	$714.1
Performance fees
Realized	700.9	—	(12.2)	688.7
Unrealized	88.0	—	—	88.0

Total performance fees	788.9	—	(12.2)	776.7
Investment income
Realized	22.1	—	(10.7)	11.4
Unrealized	27.1	—	0.2	27.3

Total investment income	49.2	—	(10.5)	38.7
Interest and other income	9.9	—	—	9.9
Interest and other income of Consolidated Funds	—	678.4	—	678.4

Total revenues	1,664.5	678.4	(125.1)	2,217.8

Expenses
Compensation and benefits
Base compensation	433.0	—	—	433.0
Equity-based compensation	147.4	—	—	147.4
Performance fee related
Realized	188.3	—	—	188.3
Unrealized	(1.4)	—	—	(1.4)

Total compensation and benefits	767.3	—	—	767.3
General, administrative and other expenses	271.3	—	(3.2)	268.1
Interest	20.6	—	—	20.6
Interest and other expenses of Consolidated Funds	—	689.6	(121.5)	568.1
Other non-operating expenses	6.9	—	—	6.9

Total expenses	1,066.1	689.6	(124.7)	1,631.0

Other income
Net investment gains of Consolidated Funds	—	1,704.7	2.9	1,707.6

Income before provision for income taxes	598.4	1,693.5	2.5	2,294.4
Provision for income taxes	27.8	—	—	27.8

Net income	570.6	1,693.5	2.5	2,266.6

Net income attributable to non-controlling interests in consolidated entities	12.2	—	1,696.0	1,708.2

Net income attributable to Carlyle Holdings	558.4	1,693.5	(1,693.5)	558.4
Net income attributable to non-controlling interests in Carlyle Holdings	550.1	—	—	550.1

Net income attributable to The Carlyle Group L.P.	$8.3	$1,693.5	$(1,693.5)	$8.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2011
	Consolidated
	Operating	Consolidated
	Entities	Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$274.0	$—	$(38.0)	$236.0
Performance fees
Realized	404.9	—	(29.7)	375.2
Unrealized	(888.5)	—	29.4	(859.1)

Total performance fees	(483.6)	—	(0.3)	(483.9)
Investment income (loss)
Realized	10.5	—	(3.0)	7.5
Unrealized	(18.7)	—	5.8	(12.9)

Total investment income (loss)	(8.2)	—	2.8	(5.4)
Interest and other income	1.4	—	1.1	2.5
Interest and other income of Consolidated Funds	—	191.2	—	191.2

Total revenues	(216.4)	191.2	(34.4)	(59.6)

Expenses
Compensation and benefits
Base compensation	101.9	—	—	101.9
Performance fee related
Realized	51.4	—	—	51.4
Unrealized	(139.5)	—	—	(139.5)

Total compensation and benefits	13.8	—	—	13.8
General, administrative and other expenses	81.3	—	(0.9)	80.4
Interest	15.7	—	—	15.7
Interest and other expenses of Consolidated Funds	—	149.2	(50.1)	99.1
Other non-operating expenses	9.4	—	—	9.4

Total expenses	120.2	149.2	(51.0)	218.4

Other loss
Net investment losses of Consolidated Funds	—	(338.4)	(2.8)	(341.2)

Loss before provision for income taxes	(336.6)	(296.4)	13.8	(619.2)
Provision for income taxes	12.9	—	—	12.9

Net loss	(349.5)	(296.4)	13.8	(632.1)

Net income (loss) attributable to non-controlling interests in consolidated entities	0.3	—	(282.6)	(282.3)

Net loss attributable to Carlyle Holdings	$(349.8)	$(296.4)	$296.4	$(349.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$757.7	$—	$(74.5)	$683.2
Performance fees
Realized	909.4	—	(39.3)	870.1
Unrealized	(160.0)	—	26.4	(133.6)

Total performance fees	749.4	—	(12.9)	736.5
Investment income
Realized	60.8	—	(10.5)	50.3
Unrealized	19.3	—	(13.0)	6.3

Total investment income	80.1	—	(23.5)	56.6
Interest and other income	14.9	—	0.7	15.6
Interest and other income of Consolidated Funds	—	521.6	—	521.6

Total revenues	1,602.1	521.6	(110.2)	2,013.5

Expenses
Compensation and benefits
Base compensation	277.2	—	—	277.2
Performance fee related
Realized	136.2	—	—	136.2
Unrealized	(81.7)	—	—	(81.7)

Total compensation and benefits	331.7	—	—	331.7
General, administrative and other expenses	225.6	—	(0.9)	224.7
Interest	48.5	—	—	48.5
Interest and other expenses of Consolidated Funds	—	382.8	(92.8)	290.0
Other non-operating expenses	30.0	—	—	30.0

Total expenses	635.8	382.8	(93.7)	924.9

Other loss
Net investment losses of Consolidated Funds	—	(630.5)	12.3	(618.2)

Income (loss) before provision for income taxes	966.3	(491.7)	(4.2)	470.4
Provision for income taxes	25.7	—	—	25.7

Net income (loss)	940.6	(491.7)	(4.2)	444.7

Net income (loss) attributable to non-controlling interests in consolidated entities	22.5	—	(495.9)	(473.4)

Net income (loss) attributable to Carlyle Holdings	$918.1	$(491.7)	$491.7	$918.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Cash flows from operating activities
Net income	$570.6	$940.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	74.1	61.6
Amortization of deferred financing fees	1.1	0.8
Equity-based compensation	147.4	—
Non-cash performance fees	(124.7)	158.7
Other non-cash amounts	7.0	41.7
Investment income	(40.8)	(67.3)
Purchases of investments	(41.1)	(92.8)
Proceeds from the sale of investments	187.7	273.0
Proceeds from the sale of trading securities	(15.1)	0.2
Change in deferred taxes	(3.5)	(9.4)
Change in due from affiliates and other receivables	(14.0)	15.1
Change in deposits and other	10.6	(13.7)
Change in accounts payable, accrued expenses and other liabilities	3.7	(57.9)
Change in accrued compensation and benefits	(6.3)	(185.7)
Change in due to affiliates	(13.1)	(0.6)
Change in deferred revenue	96.7	14.0

Net cash provided by operating activities	840.3	1,078.3

Cash flows from investing activities
Change in restricted cash	(3.6)	(15.7)
Purchases of fixed assets, net	(26.0)	(25.8)
Purchases of intangible assets	(41.0)	(8.1)
Acquisitions, net of cash acquired	—	(53.9)

Net cash used in investing activities	(70.6)	(103.5)

Cash flows from financing activities
Borrowings under credit facility	433.7	125.0
Repayments under credit facility	(744.6)	—
Payments on loans payable	(310.0)	(24.0)
Net proceeds from issuance of units in Initial Public Offering	615.8	—
Distributions to common unitholders	(4.8)	—
Contributions from predecessor owners	9.3	9.6
Distributions to predecessor owners	(452.3)	(1,040.9)
Contributions from non-controlling interest holders	27.6	25.3
Distributions to non-controlling interest holders	(93.3)	(33.6)
Change in due to/from affiliates financing activities	(1.0)	56.7

Net cash used in financing activities	(519.6)	(881.9)

Effect of foreign exchange rate changes	9.5	2.8

Increase in cash and cash equivalents	259.6	95.7
Cash and cash equivalents, beginning of period	509.6	616.9

Cash and cash equivalents, end of period	$769.2	$712.6

Item 1A.	Unaudited Pro Forma Financial Information

The following unaudited condensed consolidated pro forma statement of operations for the nine months ended September 30, 2012 is based upon the historical financial statements included in this Quarterly Report on Form 10-Q. This pro forma financial statement presents our consolidated results of operations giving pro forma effect to the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the other transactions described below as if such transactions had been completed as of January 1, 2012. Since the reorganization and offering transactions and other related transactions were completed during the three months ended June 30, 2012, there are no pro forma adjustments for the three months ended September 30, 2012, and therefore, no pro forma financial information for that period is necessary. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical combined and consolidated financial information of Carlyle Group. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statement of operations.

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

We have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that provides for the payment by the corporate taxpayers to these parties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers realize as a result of the exchange by the limited partners of the Carlyle Holdings partnerships for The Carlyle Group L.P. common units and the resulting increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Other than the exchange by CalPERS in May 2012, no such exchanges or other tax benefits have been assumed in the unaudited condensed consolidated pro forma statement of operations and therefore no pro forma adjustment related to the tax receivable agreement is necessary. The exchange by CalPERS in May 2012 did not impact the unaudited condensed consolidated pro forma statement of operations.

As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the Securities and Exchange Commission, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have not included any pro forma adjustments relating to these costs.

The unaudited condensed consolidated pro forma statement of operations should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of The Carlyle Group L.P. included in this Quarterly Report on Form 10-Q.

The unaudited condensed consolidated pro forma statement of operations is included for informational purposes only and do not purport to reflect the results of operations of The Carlyle Group L.P. that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public entity during the periods presented or for any future period or date. The unaudited condensed consolidated pro forma statement of operations should not be relied upon as being indicative of our future or actual results of operations had the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the other transactions described above occurred on the dates assumed. The unaudited condensed consolidated pro forma statement of operations also does not project our results of operations for any future period or date.

Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Nine Months Ended September 30, 2012

	Historical Consolidated Statement of Operations	Reorganization and Other Adjustments (1)		Pro Forma	Offering Adjustments (2)		Pro Forma As Adjusted for the Offering	Adjustments for Non- Controlling interests (3)		The Carlyle Group L. P. Consolidated Pro Forma
	( Dollars in millions )
Revenues
Fund management fees	$714.1			$714.1			$714.1			$714.1
Performance fees
Realized	688.7			688.7			688.7			688.7
Unrealized	88.0			88.0			88.0			88.0

Total performance fees	776.7			776.7			776.7			776.7
Investment income
Realized	11.4	$(0.7	)(a)	10.7			10.7			10.7
Unrealized	27.3	(11.2	)(a)	16.1			16.1			16.1

Total investment income	38.7	(11.9)		26.8			26.8			26.8
Interest and other income	9.9	(0.1	)(a)	9.8			9.8			9.8
Interest and other income of Consolidated Funds	678.4			678.4			678.4			678.4

Total revenues	2,217.8	(12.0)		2,205.8			2,205.8			2,205.8
Expenses
Compensation and benefits
Base compensation	433.0	67.0	(b)	500.0			500.0			500.0
Equity-based compensation	147.4			147.4	$11.5	(a)	158.9			158.9
Performance fee related
Realized	188.3	89.2	(b)	277.5			277.5			277.5
Unrealized	(1.4)	63.9	(b)	62.5			62.5			62.5

Total compensation and benefits	767.3	220.1		987.4	11.5		998.9			998.9
General, administrative and other expenses	268.1			268.1			268.1			268.1
Interest	20.6	(2.2	)(c)	18.4	(5.0	)(b)	13.4			13.4
Interest and other expenses of Consolidated Funds	568.1			568.1			568.1			568.1
Other non-operating expenses	6.9	1.0	(b)	10.4			10.4			10.4
		2.5	(c)

Total expenses	1,631.0	221.4		1,852.4	6.5		1,858.9			1,858.9
Other income
Net investment gains of Consolidated Funds	1,707.6	(0.5	)(a)	1,707.1			1,707.1			1,707.1

Income before provision for income taxes	2,294.4	(233.9)		2,060.5	(6.5)		2,054.0			2,054.0
Provision for income taxes	27.8	1.4	(d)	29.2			29.2			29.2

Income from continuing operations before nonrecurring charges directly attributable to the transaction	2,266.6	(235.3)		2,031.3	(6.5)		2,024.8			2,024.8
Net income attributable to non-controlling interests in consolidated entities	1,708.2	31.4	(f)	1,739.6			1,739.6			1,739.6

Net income attributable to Carlyle Holdings	558.4	(266.7)		291.7	(6.5)		285.2			285.2
Net income attributable to non-controlling interests in Carlyle Holdings	—	—		—	—		—	$251.7	(a)	251.7

Net income attributable to Carlyle Holdings	$558.4	$(266.7	)(f)	$291.7	$(6.5)		$285.2

Net income attributable to The Carlyle Group L.P.								$(251.7	)(a)	$33.5

Net income per common unit
Basic										$0.91	(4a)

Diluted										$0.85	(4a)

Weighted average common units outstanding
Basic										36,679,942	(4a)

Diluted										39,441,683	(4a)

Notes to Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Nine Months Ended September 30, 2012

1. Reorganization and Other Adjustments

(a)	This adjustment reflects the restructuring of certain beneficial interests in investments in or alongside our funds (including a note receivable) that were funded by certain existing and formers owners of the Parent Entities indirectly through the Parent Entities. On March 31, 2012, certain interests were distributed so that they are held directly by such persons and are no longer consolidated in our financial statements. Also, in conjunction with the reorganization in May 2012, certain other interests were restructured so that they are reported as non-controlling interests. Historically, these beneficial interests were funded through capital contributions to the Parent Entities, which were then invested into the respective fund. Accordingly, in the historical financial statements of Carlyle Group, these beneficial interests were included in the captions “investments and accrued performance fees”, “due from affiliates and other receivables, net” and “members’ equity” on the Carlyle Group balance sheet, and investment income/losses on such interests were included in “investment income (loss)”, “interest and other income” and “net income attributable to Carlyle Group” on the Carlyle Group statement of operations.

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

(b)	This adjustment reflects changes to compensation and benefits expenses associated with historical payments to our senior Carlyle professionals attributable to compensation and benefits and the reallocation of carried interest in our carry funds that are currently held by our senior Carlyle professionals and other Carlyle employees. Also included in this adjustment is the change in the fair value of the liability associated with acquisition-related contingent consideration that is payable to senior Carlyle professionals based on the fulfillment of performance conditions. The effects of these items on our unaudited condensed consolidated pro forma statement of operations are as follows (Dollars in millions):

Compensation and benefits attributable to senior Carlyle professionals(1)	$67.0
Performance fee related compensation attributable to senior Carlyle professionals(1)	197.4
Fair value adjustment to contingent consideration liability(2)	1.0
Performance fee related compensation expense adjustment due to carried interest reallocation(3)	(44.3)

Total	$221.1

(1) –	Reflects an adjustment to record base salary, annual bonus, and benefit expenses attributable to our senior Carlyle professionals as compensation expense. Additionally, performance fee related compensation attributable to our senior Carlyle professionals is included in this pro forma adjustment. Prior to the reorganization and the initial public offering, the entities that comprise Carlyle Group were partnerships or limited liability companies. Accordingly, all payments to our senior Carlyle professionals generally were accounted for as distributions from members’ equity rather than as compensation expenses. Subsequent to the initial public offering, we account for compensation payments to our senior Carlyle professionals as compensation expenses. Amounts have been derived based upon our historical results and do not reflect the acquisition by Carlyle Holdings of the additional allocations of carried interest in our carry funds that were held by our senior Carlyle professionals (see (3) below).

(2) –	Reflects an adjustment to record the change in the fair value of the liability associated with contingent consideration related to the ESG and Claren Road acquisitions that is payable to senior Carlyle professionals based on the fulfillment of performance conditions. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Historically, the change in the fair value of this liability was recorded within members’ equity, as the amounts are obligations payable to senior Carlyle professionals. Subsequent to the initial public offering, we account for this liability in a manner similar to all other acquisition-related contingent consideration; the change in fair value of this liability is recorded within other non-operating expenses. The fair value of the contingent consideration was based on probability-weighted discounted cash flow models.
(3) –	In order to better align the interests of our senior Carlyle professionals and the other individuals who manage our carry funds with our own interests and with those of the investors in these funds, such individuals are allocated directly a portion of the carried interest in our carry funds. Prior to the reorganization, the level of such allocations vary by fund, but generally were at least 50% of the carried interests in the fund. As part of the reorganization, there was a reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis, with the exception of the Riverstone funds, where Carlyle retains essentially all of the carry to which we are entitled under our arrangements for those funds. Our senior Carlyle professionals and other individuals who manage our carry funds contributed to Carlyle Holdings a portion of the equity interests they own in the general partners of our existing carry funds in exchange for an equivalent fair value of Carlyle Holdings partnership units. No compensation was associated with this exchange as the individuals received an equivalent fair value of Carlyle Holdings partnership units for the fair value of the carried interest rights that they contributed.

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

(c)	Reflects the elimination of all interest expense and fair value adjustments associated with the subordinated loan payable to affiliate. In March 2012, the Parent Entities redeemed the remaining $250 million aggregate principal amount of the subordinated loan payable to affiliate for $260 million. As a result of the redemptions in March 2012, all of the subordinated notes have been fully redeemed. Accordingly, interest expense of $2.2 million and a fair value gain of $2.5 million have been eliminated from the unaudited condensed consolidated pro forma statement of operations for the nine months ended September 30, 2012.

Included within the $2.2 million pro forma adjustment is pro forma interest expense of $0.9 million for the nine months ended September 30, 2012 related to the borrowings on the revolving credit facility of Carlyle Group’s old senior secured credit facility totaling $260 million related to the March 2012 redemption, at an average interest rate of 2.00%.

(d)	We have historically operated as a group of partnerships for U.S. federal income tax purposes and, for certain entities located outside the United States, corporate entities for foreign income tax purposes. Because most of the entities in our consolidated group are pass-through entities for U.S. federal income tax purposes, our profits and losses are generally allocated to the partners who are individually responsible for reporting such amounts and we are not taxed at the entity level. Based on applicable foreign, state, and local tax laws, we record a provision for income taxes for certain entities. Accordingly, the income tax provisions shown on Carlyle Group’s historical combined and consolidated statement of operations of $27.8 million for the nine months ended September 30, 2012, primarily consisted of the District of Columbia and foreign corporate income taxes.

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

Income before provision for income taxes — Pro forma as adjusted for the offering	$2,054.0
Less: income before provision for income taxes — attributable to non-taxable subsidiaries(1)	(2,028.0)

Income before provision for income taxes — attributable to Carlyle Holdings I L.P .	26.0
Less: income allocable to existing owners and not allocable to Carlyle Holdings I GP Inc. (2)	(24.3)

Pro forma Carlyle Holdings I L.P . income attributable to Carlyle Holdings I GP Inc.	1.7
Add: taxable loss of Carlyle Holdings I GP Inc. included in historical financial statements	6.6

Pro forma incremental taxable income attributable to Carlyle Holdings I GP Inc.	8.3
Expenses of of Carlyle Holdings I GP Inc.(3)	(3.7)

Incremental income before provision for income taxes — attributable to Carlyle Holdings I GP Inc.	$4.6

Federal tax expense at statutory rate, net of foreign tax credits	$1.3
State and local tax expense and foreign tax expense(4)	0.1

Total adjustment — provision for income taxes	$1.4

(1) –	Income was attributed to these entities based on income or losses of the subsidiaries of the entities.
(2) –	Pre-IPO owners own approximately 90% of Carlyle Holdings I L.P. for periods prior to the CalPERS exchange in May 2012 and approximately 86% thereafter.
(3) –	Includes pro forma interest expense and accrued state taxes on income allocated from Carlyle Holdings I L.P. for the period from January 1, 2012 through the initial public offering in May 2012.
(4) –	State and local tax expense was determined at a blended rate of 4.3%.

The amount of the adjustment reflects the difference between the actual tax provision for the historical organizational structure and the estimated tax provision that would have resulted had the reorganization and offering transactions been effected on January 1, 2012. This adjustment consisted of a tax provision of $1.4 million of state and federal income taxes for the nine months ended September 30, 2012. No adjustment for foreign taxes was necessary.

(e)	Reflects the historical basis of partnership interests in subsidiaries of the Parent Entities that the pre-IPO owners are retaining. Certain retired senior Carlyle professionals retain their interests in our carried interest entities. For these individuals, their carried interests rights were restructured such that they exchanged their pre-existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights directly in the consolidated general partners of our funds. Historically, these interests were reflected within “members’ equity” on the Carlyle Group balance sheet, as these interests existed through the individuals’ ownership interests in the Parent Entities, and the income or losses attributable to these carried interests rights were included in “net income attributable to Carlyle Group” on the Carlyle Group statement of operations because their interests were part of the controlling interest in Carlyle Group. As their carried interest rights are no longer held through a parent of Carlyle Group directly or indirectly after this exchange, this adjustment reclassifies the income (losses) attributable to those interests totaling $28.0 million for the nine months ended September 30, 2012, as net income attributable to non-controlling interests in consolidated entities from net income attributable to Carlyle Group (see adjustment 1(f)). This amount was derived based on historical financial results as well as the ownership of the individuals.

Subsequent to the reorganization, we account for the carried interest rights allocated to retired senior Carlyle professionals as non-controlling interests in consolidated entities.

(f)	Reflects the allocation of the pro forma Reorganization and Other Adjustments to net income attributable to Carlyle Group or net income attributable to non-controlling interests in consolidated entities, as follows (Dollars in millions):

	Net income attributable to Carlyle Holdings	Net income attributable to non-controlling interests in consolidated entities
Restructuring of beneficial interests(1)	$(16.3)	$3.8
Compensation and benefits(2)	(220.7)	(0.4)
Interest expense(3)	(0.3)	—
Tax provision(4)	(1.4)	—
Restructuring of carried interest rights(5)	(28.0)	28.0

Total	$(266.7)	$31.4

(1) –	See adjustment 1(a).
(2) –	See adjustment 1(b).
(3) –	See adjustment 1(c).
(4) –	See adjustment 1(d).
(5) –	See adjustment 1(e).

2. Offering Adjustments

(a)	This adjustment reflects additional compensation and benefits expenses associated with (1) the issuance of unvested Carlyle Holdings partnership units as part of the Carlyle Holdings formation, (2) the grant of unvested deferred restricted common units of The Carlyle Group L.P., and (3) the grant of unvested phantom deferred restricted common units. Also included in this adjustment is the reversal of a nonrecurring equity-based compensation expense that was included in the historical financial statements. The effects of these items on our unaudited condensed consolidated pro forma statement of operations for the nine months ended September 30, 2012 is as follows (Dollars in millions):

Issuance of unvested Carlyle Holdings partnership units to our senior Carlyle professionals(1)	$52.5
Grant of unvested deferred restricted common units of The Carlyle Group L.P .(2)	17.4
Grant of unvested phantom deferred restricted common units(3)	0.6
Reversal of nonrecurring equity-based compensation expense(4)	(59.0)

Total	$11.5

(1) –	As part of the reorganization, the pre-IPO owners received 274,000,000 Carlyle Holdings partnership units, of which 217,239,664 were vested and 56,760,336 were unvested at that time.

We reflect the unvested Carlyle Holdings partnership units as compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“ASC 718”). The unvested Carlyle Holdings partnership units are charged to expense as the Carlyle Holdings partnership units vest over the service period on a straight-line basis. Amounts have been derived assuming a fair value of $22.00 per partnership unit (based on the initial public offering price), multiplied by the number of unvested units, expensed over the assumed service period of six years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. The pro forma expense for the nine months ended September 30, 2012 is entirely derived from awards with a total service period of greater than five years.

(2) –	Upon the completion of the initial public offering, we granted deferred restricted common units of The Carlyle Group L.P. with an aggregate value based on the initial public offering price per common unit of approximately $376.5 million (17,113,755 deferred restricted common units) to our employees and directors who are not employees of or advisors to Carlyle. The deferred restricted common units are unvested when granted and vest over a service period. The grant-date fair value of the units is charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the offering price of $22.00 per unit, multiplied by the number of unvested units, expensed over the assumed service period, which ranges from one to six years. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. This expense is derived from awards with a total service period of five years or less of $3.0 million for the nine months ended September 30, 2012, and a total service period of greater than five years of $14.4 million for the nine months ended September 30, 2012.

(3) –	Upon the completion of the initial public offering, we granted phantom deferred restricted common units to our employees with an aggregate value based on the initial public offering price per common unit of approximately $7.9 million (361,238 phantom deferred restricted common units). The phantom deferred restricted common units are unvested when granted and vest over a service period. Upon vesting, the units will be settled in cash. The fair value of the units is re-measured each reporting period until settlement and charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the initial public offering price per common unit, multiplied by the number of unvested units, expensed over the assumed service period of three years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%.

(4) –	Upon the completion of the reorganization and initial public offering in May 2012, we recorded a nonrecurring charge of approximately $59.0 million to the historical financial statements related to the exchange by our senior Carlyle professionals and other individuals who manage our carry funds of a portion of the equity interests they own in the general partners of our existing carry funds for an equivalent fair value of Carlyle Holdings partnership units (see pro forma adjustment 1(b)). This nonrecurring equity-based compensation expense represents the excess of the fair value of the Carlyle Holdings interests issued in this transaction over the carrying value of the compensation liability. As this expense is a nonrecurring charge associated with the reorganization and initial public offering, we have reflected a reversal of this expense to exclude this nonrecurring charge from the unaudited condensed consolidated pro forma statement of operations.

(b)	Reflects a reduction of pro forma interest expense of $5.0 million for the nine months ended September 30, 2012 associated with the assumed repayment using the proceeds of the initial public offering of (i) the outstanding principal amount of the loan associated with the Claren Road acquisition of $40.0 million at a fixed annual interest rate of 6.0%, and (ii) the outstanding indebtedness under the revolving credit facility of Carlyle Group’s senior secured credit facility.

3. Adjustments for Non-Controlling Interests

(a)	In order to reflect the reorganization and offering transactions as if they occurred on January 1, 2012, an adjustment has been made to reflect the inclusion of non-controlling interests in consolidated entities representing Carlyle Holdings partnership units that are held by the pre-IPO owners after the initial public offering. Such Carlyle Holdings partnership units represent approximately 90.0% of all Carlyle Holdings partnership units outstanding.

In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may up to four times a year, from and after the first anniversary of the date of the closing of this offering (subject to the terms of the exchange agreement), exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, on May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units of The Carlyle Group L.P. Following the exchange by CalPERS, The Carlyle Group L.P. has 43,221,452 Carlyle Holdings partnership units. In addition, subject to certain requirements, Mubadala will generally be entitled to exchange Carlyle Holdings partnerships units for common units following the first anniversary of the closing of this offering. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to execute an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. No such exchanges have been assumed for the periods presented in the calculation of the pro forma adjustment for non-controlling interests presented herein, except for the exchange by CalPERS in May 2012, which has been included in this pro forma adjustment for the period subsequent to the exchange.

The following table reflects the calculation of the adjustment to net income attributable to non-controlling interests (dollars in millions):

Net income — Carlyle Holdings pro forma	$2,024.8
Less: net income attributable to non-controlling interests in consolidated entities	1,739.6

Net income (loss) attributable to Carlyle Holdings	285.2
Less: benefit for income tax allocable solely to The Carlyle Group L.P .	(4.0)

Allocable net income (loss) attributable to Carlyle Holdings	281.2
Allocable net income (loss) attributable to The Carlyle Group L.P . (1)	29.5

Net income attributable to non-controlling interest held by the existing owners	$251.7

Allocable net income (loss) attributable to The Carlyle Group L.P . (1)	$29.5
Add: benefit for income tax allocable solely to The Carlyle Group L.P .	4.0

Net income (loss) attributable to The Carlyle Group L.P .	$33.5

(1) –	Allocable income to The Carlyle Group L.P. was approximately 10% for the period prior to the CalPERS exchange and approximately 14% for the period subsequent to the CalPERS exchange.

4. Calculation of Earnings per Common Unit

(a)	The weighted-average common units outstanding are calculated as follows:

	Basic	Diluted
Weighted-average The Carlyle Group L.P . common units outstanding(1)	36,679,942	36,679,942
Unvested deferred restricted common units(2)	—	1,325,189
Contingently issuable Carlyle Holdings partnership units(3)	—	1,436,552
Carlyle Holdings partnership units(4)	—	—

Weighted-average common units outstanding	36,679,942	39,441,683

(1) –	Weighted-average common units outstanding were calculated based on common units outstanding assuming the initial public offering occurred on January 1, 2012. This calculation also includes the issuance of additional common units in May 2012 associated with the CalPERS exchange.
(2) –	We apply the treasury stock method to determine the dilutive weighted-average common units represented by our unvested deferred restricted common units. For purposes of this calculation, the common unit price is assumed to be $22.00 per unit for the period from January 1, 2012 through May 1, 2012. For the period from May 2, 2012 through September 30, 2012, the common unit price used in this calculation is the actual unit price at the close of each trading day.
(3) –	Included in dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road acquisition. For purposes of determining the dilutive weighted-average common units, it is assumed that September 30, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.
(4) –	In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may (subject to the terms of the exchange agreement) exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to execute an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact). Based on these calculations, the incremental 216,168,453 Carlyle Holdings partnership units for the nine months ended September 30, 2012, were antidilutive, and therefore have been excluded.

The pro forma basic and diluted net income per common unit are calculated as follows (Dollars in millions, except per unit data):

	Basic	Diluted
Pro forma net income attributable to The Carlyle Group L.P .(1)	$33.5	$33.5
Weighted average common units outstanding	36,679,942	39,441,683

Pro forma net income per common unit	$0.91	$0.85

(1) –	In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income attributable to The Carlyle Group L.P. would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact).

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

The following table is a reconciliation of the unaudited condensed consolidated pro forma income before provision for income taxes for the nine months ended September 30, 2012 to pro forma ENI, pro forma fee related earnings and pro forma distributable earnings for the comparable period (Dollars in millions):

Pro forma income before provision for income taxes	$2,054.0
Adjustments:
Equity-based compensation issued in conjunction with the offering	157.0
Acquisition related charges and amortization of intangibles	88.1
Other non-operating expenses	10.4
Net income attributable to non-controlling interests in consolidated entities	(1,739.6)
Provision for income taxes attributable to non-controlling interests in consolidated entities	(9.7)
Severance and lease terminations	5.0
Other adjustments	(4.8)

Pro forma Economic Net Income	$560.4

Net performance fees(1)	409.5
Investment income(1)	29.5

Pro forma Fee Related Earnings	$121.4

Realized performance fees, net of related compensation(1)	381.3
Investment income (realized)(1)	9.4

Pro Forma Distributable Earnings	$512.1

(1) –	See reconciliation to most directly comparable pro forma U.S. GAAP measure below:

	Nine Months Ended September 30, 2012
	Carlyle Pro
	Forma		Total Carlyle
	Consoldiated	Adjustments	Pro Forma
	U.S . GAAP	(2)	Non-GAAP
	(Dollars in millions)
Performance fees
Realized	$688.7	$(33.5)	$655.2
Unrealized	88.0	(15.1)	72.9

Total performance fees	776.7	(48.6)	728.1
Performance fee related compensation expense
Realized	277.5	(3.6)	273.9
Unrealized	62.5	(17.8)	44.7

Total performance fee related compensation expense	340.0	(21.4)	318.6
Net performance fees
Realized	411.2	(29.9)	381.3
Unrealized	25.5	2.7	28.2

Total net performance fees	$436.7	$(27.2)	$409.5

Investment income
Realized	$10.7	$(1.3)	$9.4
Unrealized	16.1	4.0	20.1

Total investment income	$26.8	$2.7	$29.5

(2) –	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Carlyle Group L.P. (the “Partnership”) is a Delaware limited partnership formed on July 18, 2011. Pursuant to a reorganization into a holding partnership structure, the Partnership became a holding partnership and its sole material assets are equity interests through wholly-owned subsidiary entities representing partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) that the Partnership acquired using proceeds from the Partnership’s initial public offering on May 8, 2012. Beginning on May 8, 2012, through wholly-owned subsidiary entities, the Partnership is the sole general partner of Carlyle Holdings and operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its subsidiaries, continues to conduct the business now conducted by these subsidiaries. Carlyle Group Management L.L.C. is the general partner of the Partnership.

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

•

Corporate Private Equity — Our Corporate Private Equity segment advises our 20 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2012, our Corporate Private Equity segment had approximately $53 billion in AUM and approximately $37 billion in fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 55 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit and emerging markets hedge funds. As of September 30, 2012, our Global Market Strategies segment had approximately $30 billion in AUM and approximately $28 billion in fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our infrastructure fund, as well as our 6 energy and renewable resources funds that we jointly advise with Riverstone. As of September 30, 2012, our Real Assets segment had approximately $29 billion in AUM and approximately $20 billion in fee-earning AUM.

•

Fund of Funds Solutions — Our Fund of Funds Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 64 vehicles. As of September 30, 2012, AlpInvest had approximately $45 billion in AUM and approximately $30 billion in fee-earning AUM.

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

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry and structured credit funds, and fund of funds vehicles), assets under management (in the case of our hedge funds) and vintage year of the active funds in each of our segments as of September 30, 2012. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Trends Affecting our Business

Our results of operations are affected by a variety of factors including global economic and market conditions, particularly in the United States, Europe and Asia. We believe that our investment philosophy and broad diversity of investments across industries, asset classes and geographies generally enhances, on an annual basis, the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and performance fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. In general, a climate of low and stable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns. We also believe that periods of volatility and dislocation in the capital markets present us with opportunities to invest at reduced valuations that position us for future revenue growth and to utilize investment strategies, which tend to benefit from such market conditions. In addition to these global macro-economic and market factors, our future performance is also heavily dependent on our ability to attract new capital and investors, generate strong returns from our existing investments, deploy our funds’ capital in appropriate and successful investments and meet evolving investor needs.

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. While our recent fundraising has resulted in new capital commitments at levels that remain below the historically high volume achieved during 2007 and early 2008, we believe our fundraising efforts will benefit from certain fundamental and specific trends that include: (i) institutional investors’ pursuit of higher relative investment returns which have historically been provided by top quartile alternative asset management funds; (ii) distributions to existing investors from historical commitments which could be used to fund new allocations; (iii) the entrance of new institutional investors from developing markets, including sovereign wealth funds and other entities; (iv) increasing interest from high net worth individuals; and (v) the timing of capital raising activities for our large regional buyout funds. However, the average private equity fund now takes about 17 months to raise, as compared to nine months in 2004. During the nine months and twelve months ended September 30, 2012, we raised $9.4 billion and $10.8 billion, respectively, of new capital commitments across our fund platform.

•

Our ability to generate strong returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the nine months and twelve months ended September 30, 2012, we realized proceeds of $11.9 billion and $15.1 billion, respectively, for our carry fund investors. Although we have been able to exit several investments at attractive returns thus far in 2012, and the fair value of our funds’ net assets has increased as the U.S. and certain other economies have improved, there can be no assurance that these trends will continue. In addition, valuations in many of our funds have experienced some volatility during 2011 and 2012. This trend toward volatility could continue due to overall volatility in the public markets and slowing global economic growth. Despite this volatility, the overall annual valuations in our funds generally have increased year over year, though there can be no assurance that this will continue.

During 2008 and 2009, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. Those events led to a significantly diminished availability of credit and an increase in the cost of financing. The lack of credit in 2008 and 2009 hindered the initiation of new, large-sized transactions for our Corporate Private Equity and Real Assets segments and adversely impacted our operating results in those periods. While we have experienced periods of capital markets volatility in 2011 and the first nine months of 2012, in contrast to 2008 and 2009 credit remains available selectively for high quality corporate transactions, though financing costs remain elevated from pre-recession levels. The concerns regarding the stability of the Eurozone currency have created uncertainty in the credit markets and, as a result, there has been a strain on banks and other financial services participants, which could have an adverse impact on our business, though a pullback in bank driven lending may also create opportunities for alternative pools of capital to participate in historically bank driven activities. Finally, a significant portion of our revenues are derived from performance fees, the size of which is dependent on the success of our fund investments. A decrease in valuations of our fund investments or valuation increases that are below the hurdle rate may result in a reduction of accrued performance fees which we would expect to be most significant in Corporate Private Equity, our largest business segment. While access to capital markets and asset valuations have improved markedly since 2009, it is not known how extensive this recovery will be or whether this access to the capital markets will continue.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Because we pursue investment opportunities strategically as they arise and we have a long-term investment horizon, the capital deployed in any one quarter may vary significantly from the cumulative capital deployed in a given year. During the nine months and twelve months ended September 30, 2012, we invested $4.6 billion and $7.5 billion, respectively, in new and existing investments in our carry funds. In addition, during the quarter, we announced additional transactions with more than $4 billion in equity commitments through our carry funds, which are expected to close in the last quarter of 2012 or in early 2013. As of September 30, 2012, we had capital available for investment through our carry funds of $23.8 billion. We believe that our available capital and our general investment pace put us in a position to grow our revenues over time. Our ability to identify and execute investments which our investment professionals determine to be attractive continues to depend on a number of factors, including competition, valuation, credit availability and pricing and other general market conditions.

•

Our ability to meet evolving investor requirements. We believe that investors will seek to deploy their investment capital in a variety of different ways, including fund investments, separate accounts and direct co-investments. We anticipate that this trend will result in a bifurcation within the global alternative asset management industry, with a limited number of large global market participants joined by numerous smaller and more specialized funds, providing investors with greater flexibility when allocating their investment capital. In addition, we expect that certain larger investors will seek to allocate more resources to managed accounts through which they can directly hold title to assets and better control their investments. We intend to continue our focus on innovation to offer investors a broad variety of investment options. Additionally, as we expand our platform, we seek to broaden the appeal of our investment products and to create avenues through which we expect to attract a new base of investors.

We were able to make significant distributions to the investors in our carry funds in the last twelve months, including the first nine months of 2012, as a result of successful realization activity in our funds. Generally, successful realization activity has a positive impact on our realized performance fees, but a negative impact on our fee-earning AUM to the extent such realizations occur in funds where the management fees are calculated on the basis of invested capital. To the extent such successful realization activity continues in subsequent periods, we would expect a similar impact.

In addition, the investment periods for many of the large carry funds that we raised between 2006 and 2008 expired during the first nine months of 2012 and will continue to expire during the fourth quarter of 2012 and into 2013. In certain cases, the investment period of a fund may expire prior to the raising of a successor fund. Where appropriate, we may work with our limited partners to extend the investment period, which gives us the opportunity to invest any capital that remains in the fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. As a result, the management fee revenues we earn from these extended funds will decline. The favorable impact on fee-earning AUM and related management fee revenues of a successor fund or new fundraising initiatives will, to the extent of the success of these new funds or initiatives, offset these reductions. Our management fee revenues will also be affected by any adverse impact on fee-earning AUM resulting from successful realization activity in our carry funds. For example, our fee-earning AUM increased by $3.1 billion during the quarter ended September 30, 2012, primarily due to inflows of $3.8 billion, driven by new commitments raised by our carry funds, equity invested by carry funds outside of their initial investment period, and the initiation of fees on several of our fund of funds vehicles during the period. In addition, we had new net subscriptions to our hedge funds of $0.4 million. These inflows were offset by outflows of $1.7 billion resulting from distributions by our fully invested carry funds.

As we pursue new fundraising initiatives and continue to meet the demands of being a public company, we anticipate that compensation and benefits and general and administrative expenses will increase in 2012 as compared to 2011 as we continue to add staff across the firm and build out our back-office infrastructure and systems.

Recent Transactions

On October 1, 2012, we acquired 55% of Vermillion Asset Management, LLC and its consolidated subsidiaries, Viridian Partners, LLC, Crimson Physical Commodities Partners, LLC, Celadon Partners, LLC, and Indigo Partners, LLC, (collectively, “Vermillion”), a New York-based commodities investment manager with approximately $2.2 billion of assets under management.

In October 2012, we and two insurers that issued policies as part of the directors and officers liability program covering Carlyle Capital Corporation Limited (the “CCC Insurance Program”) entered into settlement agreements related to coverage disputes in connection with the previously disclosed litigation regarding Carlyle Capital Corporation Limited. Under the terms of the settlement agreements, the two insurers paid $18.5 million to us in exchange for full and complete releases of claims against those insurers under the policies they issued as part of the CCC Insurance Program.

The Board of Directors of our general partner has declared a quarterly distribution of $0.16 to common unit holders of record at the close of business on November 19, 2012, which is payable on November 30, 2012.

Consolidation of Certain Carlyle Funds

Pursuant to U.S. GAAP, we consolidate certain Carlyle funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our condensed consolidated financial statements. These funds represent approximately 16% of our AUM as of September 30, 2012; approximately 13% of our fund management fees during the three months and nine months ended September 30, 2012; approximately 14% and 10% of our fund management fees during the three months and nine months ended September 30, 2011, respectively; and less than 2% of our performance fees during the three months and nine months ended September 30, 2012 and 2011.

We are not required under U.S. GAAP to consolidate most of the investment funds we advise in our condensed consolidated financial statements because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. Beginning in July 2011, we consolidate certain AlpInvest fund of funds vehicles. As of September 30, 2012, our consolidated CLOs held approximately $14.9 billion of total assets and comprised 58% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of September 30, 2012, our consolidated AlpInvest fund of funds vehicles had approximately $7.9 billion of total assets and comprised 31% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of September 30, 2012 relates to our consolidated hedge funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) limited partners’ capital commitments to our investment funds, (b) limited partners’ remaining capital invested in our investment funds or (c) the net asset value (“NAV”) of certain of our investment funds, as described in our consolidated financial statements. Fee-earning AUM based on NAV was approximately 8% of our total fee-earning AUM as of September 30, 2012 and 6% of our total fee-earning AUM as of September 30, 2011.

Management fees for funds in our Corporate Private Equity and Real Assets segments generally range from 1.0% to 2.0% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees generally are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January 1 and July 1, which are the semiannual due dates for management fees. Management fees for the fund of funds vehicles in our Fund of Funds Solutions segment generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments after activation of the vehicle’s commitment fee period (generally the two-year period following the first investment) and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter. Management fees for our Fund of Fund Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road and ESG and 60% in the case of AlpInvest. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “— Transaction and Portfolio Advisory Fee”.

Management fees attributable to Carlyle Partners V, L.P., a U.S. buyout fund (CP V) with approximately $13.0 billion of fee-earning AUM as of September 30, 2012, was approximately 18% and 17% of total management fees recognized during the three months and nine months ended September 30, 2012, respectively, and 17% and 19%, respectively, of total management fees recognized during the three months and nine months ended September 30, 2011, respectively. Management fees attributable to Carlyle Europe Partners III, L.P., our third Europe buyout fund (CEP III) with approximately $6.9 billion of fee-earning AUM as of September 30, 2011, was approximately 10% of total management fees recognized during the nine months ended September 30, 2011. No other fund generated over 10% of total management fees in the periods presented.

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

Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 1.8% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. The portion of performance fees that are realized and unrealized in each period are separately reported in our statements of operations. As a result of the reorganization in May 2012 as described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we restructured certain carried interest rights allocated to certain retired senior Carlyle professionals so that such carried interest rights are reflected as non-controlling interests in our financial statements. In addition, in connection with the reorganization, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations will decrease from historical levels to approximately 45%, with the exception of the Riverstone funds, where we retain essentially all of the carry to which we are entitled under our arrangements for those funds. Among other adjustments, the presentation of our pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to (i) income attributable to the carried interest rights which will be reflected as non-controlling interests, and (ii) the change in the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations. See “— Non-GAAP Financial Measures.”

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

For the three months ended September 30, 2012, performance fees from CP V, Carlyle Partners IV, L.P. (CP IV), and Carlyle Asia Partners II, L.P. (CAP II), (with total AUM of approximately $14.9 billion, $7.5 billion, and $1.8 billion, respectively, as of September 30, 2012) were $117.2 million, $82.4 million, and $111.9 million, respectively. For the nine months ended September 30, 2012, performance fees from CP V, CP IV, and CAP II, were $193.3 million, $195.3 million, and $111.9 million, respectively.

For the three months ended September 30, 2011, performance fees from CP V, CP IV, CAP II, Carlyle Asia Partners, L.P. (CAP I), one of our Asia buyout funds with total AUM of approximately $0.4 billion as of such date, and Carlyle Strategic Partners II, L.P. (CSP II), one of our distressed debt funds with total AUM of approximately $1.7 billion as of such date, were $(120.0) million, $(68.5) million, $(87.0) million, $(97.3) million, and $(49.8) million, respectively. For the nine months ended September 30, 2011, performance fees from CP V, CP IV, CAP II, and one of our long/short credit hedge funds (Claren Road Master Fund) with total AUM of approximately $4.1 billion as of such date, were $391.3 million, $284.3 million, $(82.1) million, and $74.5 million, respectively. No other fund generated over 10% of performance fees in the periods presented.

Realized carried interest may be clawed-back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. If the fair value of a fund’s investments falls below the applicable return hurdles previously recognized carried interest and performance fees are reduced. This may occur even if the fund’s investment values remain unchanged, because the fund’s return hurdle will claw-back previously recognized performance fees over time. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period carried interest income could thus be negative; however, cumulative performance fees and allocations can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2012 and 2011, the reversals of performance fees were $48.3 million and $572.8 million, respectively. For the nine months ended September 30, 2012 and 2011, the reversals of performance fees were $19.0 million and $267.5 million, respectively.

As of September 30, 2012, accrued performance fees and accrued giveback obligations were approximately $2.2 billion and $86.1 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2012 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at September 30, 2012, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.1 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I — inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Partnership does not adjust the quoted price for these instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II — inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Investments in hedge funds are classified in this category when their net asset value is redeemable without significant restriction.

Level III — inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. Investments in fund of funds are generally included in this category.

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2012 (amounts in billions):

	As of September 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Fund of Funds Solutions	Total
Consolidated Results

Level I	$10,794	$3,236	$3,874	$913	$18,817
Level II	—	2,828	392	32	3,252
Level III	24,605	20,812	19,122	28,117	92,656

Total Fair Value	35,399	26,876	23,388	29,062	114,725
Other Net Asset Value	2,196	1,978	(942)	—	3,232

Total AUM, Excluding Available Capital Commitments	37,595	28,854	22,446	29,062	117,957
Available Capital Commitments	15,576	1,277	7,037	15,518	39,408

Total AUM	$53,171	$30,131	$29,483	$44,580	$157,365

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

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements for non-senior Carlyle professionals. Bonuses are accrued over the service period to which they relate. For periods prior to our initial public offering in May 2012, compensation attributable to our senior Carlyle professionals was accounted for as distributions from equity rather than as employee compensation. Furthermore, any unpaid obligation to our senior Carlyle professionals was presented as a separate liability to our senior Carlyle professionals. For periods subsequent to our initial public offering in May 2012, we account for compensation to senior Carlyle professionals as compensation expense in our statement of operations, and the liability for compensation payable to senior Carlyle professionals is included in the accrued compensation and benefits liability. For periods prior to our initial public offering in May 2012, in our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings, which are used by management in assessing the performance of our segments, we have included an adjustment for partner compensation. See “— Consolidated Results of Operations — Non-GAAP Financial Measures” for a reconciliation of Income Before Provision for Income Taxes to Total Segments Economic Net Income, of Total Segments Economic Net Income to Fee Related Earnings and of Fee Related Earnings to Distributable Earnings.

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

In addition, we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a future service period of up to six years, which under U.S. GAAP will result in compensation charges in periods subsequent to our initial public offering in May 2012. Compensation charges associated with the equity-based compensation grants issued in May 2012 or grants to be issued in future acquisitions are excluded from our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2012, our U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2011. Specifically, our Washington, D.C. franchise tax years are currently open, as are our New York City returns, for the tax years 2009 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage from which we derive recurring fund management fees. Our fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired, the amount of limited partner capital commitments and for fund of funds vehicles, the amount of external investor capital commitments during the commitment period (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired, the remaining amount of limited partner invested capital (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period); and

(e)	for fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details fee-earning AUM by its respective components at each period.

	As of September 30,
	2012	2011
	(Dollars in millions)
Consolidated Results
Components of Fee-Earning AUM
Fee-earning AUM based on capital commitments (1)	$45,909	$53,108
Fee-earning AUM based on invested capital (2)	21,922	20,393
Fee-earning AUM based on collateral balances, at par (3)	15,845	11,491
Fee-earning AUM based on net asset value (4)	9,436	7,184
Fee-earning AUM based on lower of cost or fair value and other(5)	22,012	20,415

Balance, End of Period	$115,124	$112,591

(1)	Reflects limited partner capital commitments where the investment period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Represents the amount of aggregate fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Consolidated Results
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$111,973	$80,306	$111,025	$80,776
Acquisitions	—	33,058	2,866	33,058
Inflows, including Commitments (1)	3,760	2,803	9,050	4,782
Outflows, including Distributions (2)	(1,736)	(1,974)	(10,552)	(5,254)
Subscriptions, net of Redemptions (3)	407	480	1,778	405
Changes in CLO collateral balances (4)	171	312	675	(492)
Market Appreciation/(Depreciation) (5)	(130)	407	480	682
Foreign Exchange and other (6)	679	(2,801)	(198)	(1,366)

Balance, End of Period	$115,124	$112,591	$115,124	$112,591

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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

(b)	the amount of aggregate collateral balance and principal cash at par of our CLOs (inclusive of all positions) and the reference portfolio notional amount of our synthetic CLOs; and

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

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$40,000	$116,158	$156,158	$37,525	$109,444	$146,969
Acquisitions	—	—	—	—	2,903	2,903
Commitments (1)	2,372	—	2,372	8,798	—	8,798
Capital Called, net(2)	(3,951)	3,635	(316)	(8,657)	8,261	(396)
Distributions(3)	723	(6,202)	(5,479)	1,761	(15,726)	(13,965)
Subscriptions, net of Redemptions (4)	—	379	379	—	1,748	1,748
Changes in CLO collateral balances (5)	—	506	506	—	864	864
Market Appreciation/(Depreciation) (6)	—	2,898	2,898	—	10,025	10,025
Foreign exchange and other (7)	264	583	847	(19)	438	419

Balance, End of Period	$39,408	$117,957	$157,365	$39,408	$117,957	$157,365

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2012 and September 30, 2011. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. On July 1, 2011, we completed the acquisitions of ESG and AlpInvest and consolidated these entities as well as certain of their managed funds prospectively from that date. In February 2012, we purchased four European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs prospectively from that date. The consolidation of these funds and CLOs had no effect on net income attributable to the Partnership for the periods presented.

The following table also includes our unaudited consolidated pro forma results of operations for the three months and nine months ended September 30, 2012 after giving pro forma effect to the reorganization and offering transactions described in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q as if such transactions had been completed as of January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical consolidated financial results. The unaudited consolidated pro forma financial information is included for informational purposes only and does not purport to reflect our results of operations that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public company during the periods presented or for any future period or date. The unaudited consolidated pro forma financial information should not be relied upon as being indicative of our results of operations had the transactions described above occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project our results of operations for any future period or date.

	Pro Forma(1) for the Nine Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2012	2011	2012	2011
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$714.1	$239.8	$236.0	$714.1	$683.2
Performance fees
Realized	688.7	291.4	375.2	688.7	870.1
Unrealized	88.0	64.9	(859.1)	88.0	(133.6)

Total performance fees	776.7	356.3	(483.9)	776.7	736.5
Investment income
Realized	10.7	9.8	7.5	11.4	50.3
Unrealized	16.1	0.4	(12.9)	27.3	6.3

Total investment income	26.8	10.2	(5.4)	38.7	56.6
Interest and other income	9.8	4.5	2.5	9.9	15.6
Interest and other income of Consolidated Funds	678.4	247.7	191.2	678.4	521.6

Total revenues	2,205.8	858.5	(59.6)	2,217.8	2,013.5

Expenses
Compensation and benefits
Base compensation	500.0	177.0	101.9	433.0	277.2
Equity-based compensation	158.9	53.2	—	147.4	—
Performance fee related
Realized	277.5	121.9	51.4	188.3	136.2
Unrealized	62.5	41.5	(139.5)	(1.4)	(81.7)

Total compensation and benefits	998.9	393.6	13.8	767.3	331.7
General, administrative and other expenses	268.1	92.9	80.4	268.1	224.7
Interest	13.4	4.0	15.7	20.6	48.5
Interest and other expenses of Consolidated Funds	568.1	204.1	99.1	568.1	290.0
Other non-operating expenses	10.4	10.3	9.4	6.9	30.0

Total expenses	1,858.9	704.9	218.4	1,631.0	924.9

Other income (loss)
Net investment gains (losses) of Consolidated Funds	1,707.1	448.9	(341.2)	1,707.6	(618.2)

Income before provision for income taxes	2,054.0	602.5	(619.2)	2,294.4	470.4
Provision for income taxes	29.2	5.5	12.9	27.8	25.7

Net income	2,024.8	597.0	(632.1)	2,266.6	444.7

Net income (loss) attributable to non-controlling interests in consolidated entities	1,739.6	485.4	(282.3)	1,708.2	(473.4)

Net income (loss) attributable to Carlyle Holdings	285.2	111.6	$(349.8)	558.4	$918.1

Net income attributable to non-controlling interests in Carlyle Holdings	251.7	93.0		550.1

Net income attributable to The Carlyle Group L.P.	$33.5	$18.6		$8.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.91	$0.43		$0.20

Diluted	$0.85	$0.40		$0.15

Weighted-average common units
Basic	36,679,942	43,235,336		42,097,973

Diluted	39,441,683	46,939,751		255,300,460

(1) –	Refer to “Unaudited Pro Forma Financial Information.”

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

Total revenues were $858.5 million for the three months ended September 30, 2012, an increase of $918.1 million from total revenues for the three months ended September 30, 2011 of $(59.6) million. The increase in revenues was primarily attributable to an increase in performance fees, which increased $840.2 million for the three months ended September 30, 2012 as compared to 2011.

Fund Management Fees. Fund management fees increased $3.8 million, or 2%, to $239.8 million for the three months ended September 30, 2012 as compared to 2011. Fund management fees from consolidated funds decreased $1.4 million for the three months ended September 30, 2012 as compared to 2011. The fees related to consolidated funds eliminate upon consolidation of these funds.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $11.8 million and $12.9 million for the three months ended September 30, 2012 and 2011, respectively. The $1.1 million decrease in transaction and portfolio advisory fees resulted primarily from a decrease in portfolio advisory fees upon the sale or public offering of portfolio companies within our corporate private equity segment, partially offset by an increase in transaction fees resulting from increased transaction volume in 2012 versus 2011.

Performance Fees. Performance fees for the three months ended September 30, 2012 were $356.3 million compared to $(483.9) million for the three months ended September 30, 2011. In addition, performance fees from consolidated funds increased $6.2 million for the three months ended September 30, 2012 as compared to 2011. These fees eliminate upon consolidation. The performance fees recorded in the three months ended September 30, 2012 and 2011 were due principally to changes in the fair value of the underlying funds, which increased/(decreased) approximately 3% and (6)% in total remaining value during the three months ended September 30, 2012 and 2011, respectively. The net appreciation or decline in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Approximately $350.8 million and $(454.1) million of performance fees for the three months ended September 30, 2012 and 2011, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended September 30, 2012 and 2011 were $3.9 million and $19.2 million for the Global Market Strategies segment, and $3.2 million and $(49.1) million for the Real Assets segment, respectively. Performance fees for the Fund of Funds Solutions segment, which was established upon the completion of the acquisition of AlpInvest, were $(1.6) million and $0.1 for the three months ended September 30, 2012 and 2011, respectively. Further, approximately $199.6 million and $(188.5) million of our performance fees for the three months ended September 30, 2012 and 2011, respectively, were related to CP V and CP IV.
Investment Income. Investment income of $10.2 million for the three months ended September 30, 2012 increased $15.6 million from 2011 primarily from appreciation in the fair value of the funds for the three months ended September 30, 2012 as compared to a decline in the fair value of the funds for the three months ended September 30, 2011. In addition, investment income from Consolidated Funds increased $4.8 million for the three months ended September 30, 2012 as compared to 2011. This income is eliminated upon consolidation. The increase of $4.8 million was primarily due to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of the Partnership indirectly through the Partnership; those investments had investment losses for the three months ended September 30, 2011.

Interest and Other Income. Interest and other income increased $2.0 million to $4.5 million for the three months ended September 30, 2012, as compared to $2.5 million for 2011.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $247.7 million for the three months ended September 30, 2012, an increase of $56.5 million from $191.2 million for the three months ended September 30, 2011. This increase relates primarily to the consolidated CLOs associated with the acquisitions of the Highland CLOs in February 2012 and three new CLOs launched in 2012. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $704.9 million for the three months ended September 30, 2012, an increase of $486.5 million from $218.4 million for the three months ended September 30, 2011. The increase is due primarily to increases in compensation and benefits and interest and other expenses of Consolidated Funds, which increased $379.8 million and $105.0 million, respectively.

Total compensation and benefits for the three months ended September 30, 2012 increased $379.8 million from $13.8 million for the three months ended September 30, 2011 to $393.6 million for the three months ended September 30, 2012. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $704.9 million and $106.8 million in the three months ended September 30, 2012 and 2011, respectively, representing an increase of $598.1 million due primarily to an increase in compensation of $491.4 million and an increase in interest and other expenses of Consolidated Funds of $105.0 million. The increase in compensation primarily reflects higher performance fee related compensation corresponding to the increase in performance fees, as well as equity-based compensation expense recorded in 2012.

Compensation and Benefits. Base compensation and benefits increased $75.1 million, or 74%, for the three months ended September 30, 2012 as compared to 2011, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals in 2012 subsequent to our initial public offering in May 2012. The balance of the increase primarily reflects an increase to the value of the employment-based contingent cash consideration payable to the sellers of Claren Road and ESG who are senior Carlyle professionals. Base compensation and benefits attributable to senior Carlyle professionals was $62.7 million for the three months ended September 30, 2011. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $177.0 million and $164.6 million for the three months ended September 30, 2012 and 2011, respectively.

Equity-based compensation was $53.2 million for the three months ended September 30, 2012. Equity-based compensation includes the effect of grants of deferred restricted common units and phantom deferred restricted common units and the issuance of unvested Carlyle Holdings partnership units in 2012.

Performance fee related compensation expense increased $251.5 million for the three months ended September 30, 2012 as compared to 2011, comprised of an increase of $181.0 million in unrealized performance fee related compensation and an increase of $70.5 million in realized performance fee related compensation. Performance fee related compensation expense attributable to senior Carlyle professionals was $(174.3) million for the three months ended September 30, 2011. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $163.4 million and $(262.4) million for the three months ended September 30, 2012 and 2011, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 46% and 54% for the three months ended June 30, 2012 and 2011, respectively. The decrease in performance fee related compensation as a percentage of performance fees was due to the reorganization and initial public offering in May 2012. As part of the reorganization, there was a reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis, with the exception of the Riverstone funds, where we retain essentially all of the carry to which we are entitled under our arrangements for those funds.

Total compensation and benefits would have been $393.6 million and $(97.8) million for the three months ended September 30, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $12.5 million for the three months ended September 30, 2012 as compared to 2011. This increase was driven primarily by a negative variance of $11.0 million related to foreign currency adjustments and an increase in expenses related to information technology of $1.9 million.

Interest. Our interest expense for the three months ended September 30, 2012 was $4.0 million, a decrease of $11.7 million from 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $105.0 million for the three months ended September 30, 2012 as compared to 2011 due primarily to expenses incurred by the consolidated AlpInvest fund of funds vehicles, as well as the acquisitions of the Highland CLOs in February 2012 and three new CLOs launched in 2012. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Expenses. Other non-operating expenses of $10.3 million for the three months ended September 30, 2012 reflects an increase of $0.9 million from the three months ended September 30, 2011. The increase is due primarily to increases in the fair value of the contingent consideration as part of the Claren Road and ESG acquisitions. These increases were offset by the redemption of the subordinated notes payable to Mubadala in October 2011 and March 2012.

Net Investment Gains (Losses) of Consolidated Funds

For the three months ended September 30, 2012, net investment gains of Consolidated Funds were $448.9 million, as compared to a loss of $341.2 million for the three months ended September 30, 2011. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. The amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities of our consolidated CLOs. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Three Months Ended September 30,
	2012	2011
	(Dollars in millions)

Realized gains	$96.4	$330.9
Net change in unrealized gains and losses	705.8	(1,220.5)

Total gains (losses)	802.2	(889.6)
Gains (Losses) on liabilities of CLOs	(354.0)	546.9
Gains on other assets of CLOs	0.7	1.5

Total	$448.9	$(341.2)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the three months ended September 30, 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles. These gains were offset by losses from the liabilities of the consolidated CLOs. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The loss reported for the three months ended September 30, 2011 of $341.2 million was due primarily to the change in fair value of the equity investments within the consolidated AlpInvest fund of funds vehicles.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $485.4 million for the three months ended September 30, 2012 compared to a loss of $(282.3) million for the three months ended September 30, 2011. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended September 30, 2012, the net income of our Consolidated Funds was approximately $443.6 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $615.9 million and $(153.0) million, respectively, for the three months ended September 30, 2012. This compares to the net loss of our Consolidated Funds of $296.4 million for the three months ended September 30, 2011. The third quarter 2011 loss was driven primarily by the net loss of the consolidated AlpInvest fund of funds vehicles of $293.7 million.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $18.6 million for the three months ended September 30, 2012. As of September 30, 2012, the Partnership owned approximately 14% of Carlyle Holdings.

Carlyle Holdings partnership units held by the Partnership	43,221,452
Carlyle Holdings partnership units held by the predecessor owners	260,773,995

Total Carlyle Holdings partnership units	303,995,447

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Total revenues were $2,217.8 million for the nine months ended September 30, 2012, an increase of 10% from total revenues for the nine months ended September 30, 2011 of $2,013.5 million. The increase in revenues was primarily attributable to an increase in interest and other income of Consolidated Funds, which increased $156.8 million for the nine months ended September 30, 2012 as compared to 2011.

Fund Management Fees. Fund management fees increased $30.9 million, or 5%, to $714.1 million for the nine months ended September 30, 2012 as compared to 2011. In addition, fund management fees from consolidated funds increased $27.9 million for the nine months ended September 30, 2012 as compared to 2011. The fees related to consolidated funds eliminate upon consolidation of these funds.

The increase was due to approximately $49.5 million of incremental management fees related to the acquisitions of ESG and AlpInvest. The acquisitions occurred in July 2011 and therefore only reflect three months of management fees for the nine months ended September 30, 2011 versus nine months of management fees for the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2012, management fees increased as a result of increased AUM in our Claren Road hedge funds. Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $33.2 million and $60.1 million for the nine months ended September 30, 2012 and 2011, respectively. The $26.9 million decrease in transaction and portfolio advisory fees resulted primarily from several significant transaction fees that were generated by our buyout funds during the nine months ended September 30, 2011 as well as a decrease in portfolio advisory fees generated upon the sale or public offering of portfolio companies within our corporate private equity segment.

Performance Fees. Performance fees for the nine months ended September 30, 2012 were $776.7 million compared to $736.5 million for the nine months ended September 30, 2011. Performance fees from consolidated funds decreased $0.7 million for the nine months ended September 30, 2012 as compared to 2011. These fees eliminate upon consolidation. The performance fees recorded in the nine months ended September 30, 2012 and 2011 were due principally to increases in the fair value of the underlying funds, which increased approximately 11% and 9% in total remaining value during the nine months ended September 30, 2012 and 2011, respectively. The change in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Approximately $597.7 million and $509.7 million of performance fees for the nine months ended September 30, 2012 and 2011, respectively, were generated by our Corporate Private Equity segment. Performance fees for the nine months ended September 30, 2012 and 2011 were $56.3 million and $143.7 million for the Global Market Strategies segment, and $78.3 million and $83.0 million for the Real Assets segment, respectively. Performance fees for the Fund of Funds Solutions segment, which was established upon the completion of the acquisition of AlpInvest, were $44.4 and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. Further, approximately $388.6 million and $675.6 million of our performance fees for the nine months ended September 30, 2012 and 2011, respectively, were related to CP V and CP IV. During the nine months ended September 30, 2011, CP V entered into a “carry position”, resulting in a cumulative catch-up of performance fees earned as of that date. For the nine months ended September 30, 2012, CP V remains in a carry position but at a normalized rate.

Investment Income. Investment income of $38.7 million for the nine months ended September 30, 2012 decreased 32% from the nine months ended September 30, 2011. In addition, investment income from Consolidated Funds decreased $13.0 million for the nine months ended September 30, 2012 as compared to 2011. This income is eliminated upon consolidation. The decreases were due primarily to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of the Partnership indirectly through the Partnership. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Also contributing to this decrease was a lesser increase in fair value of our investments in the equity tranches of our CLOs in 2012 versus 2011.

Interest and Other Income. Interest and other income decreased $5.7 million to $9.9 million for the nine months ended September 30, 2012, as compared to $15.6 million for 2011.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $678.4 million for the nine months ended September 30, 2012, an increase of $156.8 million from $521.6 million for the nine months ended September 30, 2011. This increase relates primarily to the consolidated CLOs associated with the acquired Highland CLOs in February 2012 and three new CLOs launched in 2012. Also contributing to the increase were the AlpInvest fund of fund vehicles. The AlpInvest acquisition occurred in July 2011 and therefore only reflects three months of revenue for the nine months ended September 30, 2011 versus nine months of revenue for the nine months ended September 30, 2012. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $1,631.0 million for the nine months ended September 30, 2012, an increase of $706.1 million from $924.9 million for the nine months ended September 30, 2011. The increase is due primarily to increases in compensation and benefits and interest and other expenses of Consolidated Funds, which increased $435.6 million and $278.1 million, respectively.

Total compensation and benefits for the nine months ended September 30, 2012 increased $435.6 million, or 131% from $331.7 million for the nine months ended September 30, 2011 to $767.3 million for the nine months ended September 30, 2012. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $1,896.4 million and $1,383.2 million in the nine months ended September 30, 2012 and 2011, respectively, representing an increase of $513.2 million due primarily to increases in interest and other expenses of Consolidated Funds of $278.1 million and compensation and benefits of $242.7 million. The increase in compensation primarily reflects higher performance fee related compensation corresponding to the increase in performance fees, as well as equity-based compensation expense recorded in 2012.

Compensation and Benefits. Base compensation and benefits increased $155.8 million, or 56%, for the nine months ended September 30, 2012 as compared to 2011, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals in 2012 subsequent to our initial public offering in May 2012. The balance of the increase reflects the acquisitions of ESG and AlpInvest and the addition of their professionals in July 2011 and the increase in other personnel and increases in base compensation reflecting promotions and merit pay adjustments. Base compensation and benefits attributable to senior Carlyle professionals was $67.0 million and $170.1 million for the period from January 1, 2012 through our initial public offering in May 2012 and for the nine months ended September 30, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $500.0 million and $447.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Equity-based compensation was $147.4 million for the nine months ended September 30, 2012. Equity-based compensation includes the effect of grants of deferred restricted common units and phantom deferred restricted common units and the issuance of unvested Carlyle Holdings partnership units in 2012. Also included in equity-based compensation is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012. See Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Performance fee related compensation expense increased $132.4 million for the nine months ended September 30, 2012 as compared to 2011. Performance fee related compensation expense attributable to senior Carlyle professionals was $197.4 million and $288.2 million for the period from January 1, 2012 through our initial public offering in May 2012 and for the nine months ended September 30, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $384.3 million and $342.7 million for the nine months ended September 30, 2012 and 2011, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 49% and 47% for the nine months ended September 30, 2012 and 2011, respectively.

Total compensation and benefits would have been $1,031.7 million and $790.0 million for the nine months ended September 30, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $43.4 million for the nine months ended September 30, 2012 as compared to 2011. This increase was driven primarily by (i) approximately $15.3 million increase in amortization expense associated with intangible assets acquired in 2011 and 2012; (ii) a negative variance of $13.1 million related to foreign currency adjustments; and (iii) an increase in expenses related to information technology of $8.9 million.

Interest. Our interest expense for the nine months ended September 30, 2012 was $20.6 million, a decrease of $27.9 million from 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $278.1 million for the nine months ended September 30, 2012 as compared to 2011 due primarily to the consolidated AlpInvest fund of funds vehicles and the consolidated ESG hedge funds, as well as the acquisitions of the Highland CLOs in February 2012 and three new CLOs launched in 2012. The AlpInvest and ESG acquisitions occurred in July 2011 and therefore only reflect three months of expenses for the nine months ended September 30, 2011 versus nine months of expenses for the nine months ended September 30, 2012. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Expenses. Other non-operating expenses of $6.9 million for the nine months ended September 30, 2012 reflects a decrease of $23.1 million from other non-operating expenses of $30.0 million for the nine months ended September 30, 2011. The decrease is due primarily to the redemption of the subordinated notes payable to Mubadala in October 2011 and March 2012. For the nine months ended September 30, 2011, we recorded a loss associated with the change in fair value on the subordinated notes of $26.0 million, as compared to a fair value gain of $2.5 million for the nine months ended September 30, 2012.

Net Investment Gains (Losses) of Consolidated Funds

For the nine months ended September 30, 2012, net investment gains of Consolidated Funds were $1,707.6 million, as compared to a loss of $618.2 million for the nine months ended September 30, 2011. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. The amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities of our consolidated CLOs. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)

Realized gains	$557.7	$474.0
Net change in unrealized gains and losses	1,853.2	(946.1)

Total gains (losses)	2,410.9	(472.1)
Losses on liabilities of CLOs	(706.5)	(149.2)
Gains on other assets of CLOs	3.2	3.1

Total	$1,707.6	$(618.2)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the nine months ended September 30, 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles. These gains were partially offset by losses on the liabilities of the consolidated CLOs. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment losses for the nine months ended September 30, 2011 were due primarily to the change in fair value of the assets and liabilities of the consolidated CLOs. Also contributing to the net investment losses for the nine months ended September 30, 2011 was approximately $183 million of net investment losses attributable to the consolidated funds from the acquisitions of Claren Road, ESG, and AlpInvest.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $1,708.2 million for the nine months ended September 30, 2012, as compared to a loss of $473.4 million for the nine months ended September 30, 2011. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the nine months ended September 30, 2012, the net income of our Consolidated Funds was approximately $1,693.5 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $1,942.1 million and $(220.2) million, respectively, for the nine months ended September 30, 2012. This compares to the net loss of our Consolidated Funds of $491.7 million for the nine months ended September 30, 2011. This net loss was substantially due to losses from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs, offset by income from the consolidated hedge funds. The net loss from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $293.7 million and $343.9 million, respectively, for the nine months ended September 30, 2011, offset by net income from the consolidated hedge funds of approximately $107.5 million for that period.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $8.3 million for the nine months ended September 30, 2012. This amount represents the allocation of income to the Partnership for the period from the initial public offering in May 2012 through September 30, 2012. As of September 30, 2012, the Partnership owned approximately 14% of Carlyle Holdings.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and nine months ended September 30, 2012 and 2011. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, amortization of intangible assets and acquisition related expenses, charges associated with equity-based compensation that was issued in our initial public offering or will be issued in future acquisitions, treats compensation attributable to senior Carlyle professionals for periods prior to our initial public offering as compensation expense and adjusts for other nonrecurring or unusual items and corporate actions. See Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$233.9	$234.4	$694.3	$649.9
Portfolio advisory fees, net	4.6	7.5	19.6	31.8
Transaction fees, net	7.2	5.4	13.6	28.3

Total fund level fee revenues	245.7	247.3	727.5	710.0
Performance fees
Realized	276.4	387.4	668.5	886.7
Unrealized	49.0	(894.7)	87.6	(191.7)

Total performance fees	325.4	(507.3)	756.1	695.0
Investment income (loss)
Realized	4.6	13.0	10.7	48.4
Unrealized	3.8	(17.6)	35.0	15.4

Total investment income (loss)	8.4	(4.6)	45.7	63.8
Interest and other income	4.4	1.4	9.5	14.9

Total revenues	583.9	(263.2)	1,538.8	1,483.7

Segment Expenses
Compensation and benefits
Direct base compensation	97.9	107.2	304.9	303.4
Indirect base compensation	32.9	34.8	102.2	100.6
Equity-based compensation	0.6	—	1.2	—
Performance fee related
Realized	120.2	193.2	293.8	425.6
Unrealized	40.6	(477.2)	69.6	(138.2)

Total compensation and benefits	292.2	(142.0)	771.7	691.4
General, administrative, and other indirect expenses	68.5	55.0	193.1	167.0
Interest expense	4.7	15.1	20.6	46.4

Total expenses	365.4	(71.9)	985.4	904.8

Economic Net Income (Loss)	$218.5	$(191.3)	$553.4	$578.9

Fee Related Earnings	$45.5	$36.6	$115.0	$107.5

Net Performance Fees	$164.6	$(223.3)	$392.7	$407.6

Realized Net Performance Fees	$156.2	$194.2	$374.7	$461.1

Investment Income (Loss)	$8.4	$(4.6)	$45.7	$63.8

Distributable Earnings	$206.3	$243.8	$500.4	$617.0

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)

Income before provision for income taxes	$602.5	$(619.2)	$2,294.4	$470.4
Adjustments:
Partner compensation(1)	—	111.6	(265.4)	(458.3)
Equity-based compensation issued in conjunction with the IPO	52.6	—	146.2	—
Acquisition related charges and amortization of intangibles	43.4	22.6	89.0	57.1
Other non-operating expenses	10.3	9.4	6.9	30.0
Net income attributable to non-controlling interests in consolidated entities	(485.4)	282.3	(1,708.2)	473.4
Provision for income taxes attributable to non-controlling interests in consolidated entities	(4.0)	—	(9.7)	—
Severance and lease terminations	0.9	2.0	5.0	6.3
Other adjustments	(1.8)	—	(4.8)	—

Economic Net Income (Loss)	$218.5	$(191.3)	$553.4	$578.9

Net performance fees(2)	164.6	(223.3)	392.7	407.6
Investment income (loss)(2)	8.4	(4.6)	45.7	63.8

Fee Related Earnings	$45.5	$36.6	$115.0	$107.5

Realized performance fees, net of related compensation(2)	156.2	194.2	374.7	461.1
Investment income — realized(2)	4.6	13.0	10.7	48.4

Distributable Earnings	$206.3	$243.8	$500.4	$617.0

(1) –	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and carried interest allocated to them, which amounts were classified as distributions from equity in our financial statements for periods prior to our initial public offering in May 2012.

(2) –	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$291.4	$(15.0)	$276.4
Unrealized	64.9	(15.9)	49.0

Total performance fees	356.3	(30.9)	325.4
Performance fee related compensation expense
Realized	121.9	(1.7)	120.2
Unrealized	41.5	(0.9)	40.6

Total performance fee related compensation expense	163.4	(2.6)	160.8
Net performance fees
Realized	169.5	(13.3)	156.2
Unrealized	23.4	(15.0)	8.4

Total net performance fees	$192.9	$(28.3)	$164.6

Investment income
Realized	$9.8	$(5.2)	$4.6
Unrealized	0.4	3.4	3.8

Total investment income	$10.2	$(1.8)	$8.4

	Three Months Ended September 30, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$375.2	$12.2	$387.4
Unrealized	(859.1)	(35.6)	(894.7)

Total performance fees	(483.9)	(23.4)	(507.3)
Performance fee related compensation expense
Realized	51.4	141.8	193.2
Unrealized	(139.5)	(337.7)	(477.2)

Total performance fee related compensation expense	(88.1)	(195.9)	(284.0)
Net performance fees
Realized	323.8	(129.6)	194.2
Unrealized	(719.6)	302.1	(417.5)

Total net performance fees	$(395.8)	$172.5	$(223.3)

Investment income (loss)
Realized	$7.5	$5.5	$13.0
Unrealized	(12.9)	(4.7)	(17.6)

Total investment income (loss)	$(5.4)	$0.8	$(4.6)

	Nine Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$688.7	$(20.2)	$668.5
Unrealized	88.0	(0.4)	87.6

Total performance fees	776.7	(20.6)	756.1
Performance fee related compensation expense
Realized	188.3	105.5	293.8
Unrealized	(1.4)	71.0	69.6

Total performance fee related compensation expense	186.9	176.5	363.4
Net performance fees
Realized	500.4	(125.7)	374.7
Unrealized	89.4	(71.4)	18.0

Total net performance fees	$589.8	$(197.1)	$392.7

Investment income
Realized	$11.4	$(0.7)	$10.7
Unrealized	27.3	7.7	35.0

Total investment income	$38.7	$7.0	$45.7

	Nine Months Ended September 30, 2011
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$870.1	$16.6	$886.7
Unrealized	(133.6)	(58.1)	(191.7)

Total performance fees	736.5	(41.5)	695.0
Performance fee related compensation expense
Realized	136.2	289.4	425.6
Unrealized	(81.7)	(56.5)	(138.2)

Total performance fee related compensation expense	54.5	232.9	287.4
Net performance fees
Realized	733.9	(272.8)	461.1
Unrealized	(51.9)	(1.6)	(53.5)

Total net performance fees	$682.0	$(274.4)	$407.6

Investment income
Realized	$50.3	$(1.9)	$48.4
Unrealized	6.3	9.1	15.4

Total investment income	$56.6	$7.2	$63.8

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the Non-GAAP results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road and ESG and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)

Economic Net Income
Corporate Private Equity	$177.2	$(185.0)	$356.6	$352.4
Global Market Strategies	36.0	34.2	106.1	139.3
Real Assets	1.6	(47.7)	73.9	80.0
Fund of Funds Solutions	3.7	7.2	16.8	7.2

Economic Net Income	$218.5	$(191.3)	$553.4	$578.9

Distributable Earnings
Corporate Private Equity	$144.6	$172.8	$325.9	$431.9
Global Market Strategies	27.7	32.4	82.5	103.0
Real Assets	30.6	26.9	80.0	70.4
Fund of Funds Solutions	3.4	11.7	12.0	11.7

Distributable Earnings	$206.3	$243.8	$500.4	$617.0

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$124.8	$128.1	$372.7	$387.7
Portfolio advisory fees, net	3.1	4.8	15.0	27.0
Transaction fees, net	6.2	3.8	9.4	26.4

Total fund level fee revenues	134.1	136.7	397.1	441.1
Performance fees
Realized	241.4	333.0	545.0	690.7
Unrealized	72.8	(787.2)	44.4	(179.0)

Total performance fees	314.2	(454.2)	589.4	511.7
Investment income (loss)
Realized	(0.2)	8.1	2.1	35.1
Unrealized	(1.0)	(14.8)	17.2	(5.6)

Total investment income (loss)	(1.2)	(6.7)	19.3	29.5
Interest and other income	3.4	0.3	6.4	8.1

Total revenues	450.5	(323.9)	1,012.2	990.4

Segment Expenses
Compensation and benefits
Direct base compensation	56.2	62.8	166.3	189.2
Indirect base compensation	19.9	24.1	64.8	66.7
Equity-based compensation	0.4	—	0.8	—
Performance fee related
Realized	115.6	176.2	264.2	355.6
Unrealized	39.2	(444.2)	30.9	(105.1)

Total compensation and benefits	231.3	(181.1)	527.0	506.4
General, administrative, and other indirect expenses	39.5	32.4	116.7	101.6
Interest expense	2.5	9.8	11.9	30.0

Total expenses	273.3	(138.9)	655.6	638.0

Economic Net Income (Loss)	$177.2	$(185.0)	$356.6	$352.4

Fee Related Earnings	$19.0	$7.9	$43.0	$61.7

Net Performance Fees	$159.4	$(186.2)	$294.3	$261.2

Realized Net Performance fees	$125.8	$156.8	$280.8	$335.1

Investment Income (Loss)	$(1.2)	$(6.7)	$19.3	$29.5

Distributable Earnings	$144.6	$172.8	$325.9	$431.9

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Total fee revenues were $134.1 million for the three months ended September 30, 2012, representing a decrease of $2.6 million, or 2%, from the three months ended September 30, 2011. This decrease reflects a decrease in fund management fees of $3.3 million and a decrease in net portfolio advisory fees of $1.7 million. These decreases were partially offset by an increase in net transaction fees of $2.4 million. The increase in net transaction fees resulted from higher transaction volume generating transaction fees in the third quarter of 2012 as compared to 2011. The decrease in net portfolio fees resulted primarily from lower fees generated upon the sale or public offering of portfolio companies. Our weighted-average management fee rate increased to 1.32% as of September 30, 2012 from 1.30% as of September 30, 2011. However, a decrease of approximately $1.7 billion of fee-earning AUM resulted in a decrease in fund management fees. This is due largely to distributions from several buyout funds outside of their investment period.

Interest and other income was $3.4 million for the three months ended September 30, 2012, an increase from $0.3 million for the three months ended September 30, 2011.

Total compensation and benefits was $231.3 million and $(181.1) million for the three months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $154.8 million and $(268.0) million, or 49% and 59% of performance fees, for the three months ended September 30, 2012 and 2011, respectively. The decrease in performance fee related compensation as a percentage of performance fees was due to the reorganization and initial public offering in May 2012. As part of the reorganization, there was a reallocation of carried interest to senior Carlyle professionals and other individuals who manage our carry funds, such that the allocation to these individuals is approximately 45% of all carried interest on a blended average basis. For the three months ended September 30, 2012, the percentage of performance fee compensation to performance fees was also influenced by funds where a giveback obligation decreased (resulting in additional performance fee compensation expense for the period in those funds); the reduction of the giveback obligation for these funds was allocable only to the employees and non-controlling interests that are subject to the giveback obligation and therefore did not create incremental net performance fees for Carlyle.

Direct and indirect base compensation expense decreased $10.8 million for the three months ended September 30, 2012, or 12% less than the three months ended September 30, 2011, primarily reflecting adjustments to reflect lower expected annual bonuses, partially offset by increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.4 million for the three months ended September 30, 2012.

General, administrative and other indirect expenses increased $7.1 million for the three months ended September 30, 2012 as compared to 2011. The expense increase primarily reflected a negative variance related to foreign currency adjustments.

Interest expense decreased $7.3 million, or 74%, for the three months ended September 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $177.2 million for the three months ended September 30, 2012, reflecting a 196% increase as compared to ENI of $(185.0) million for the three months ended September 30, 2011. The increase in ENI in the third quarter of 2012 was driven primarily by a $345.6 million increase in net performance fees as compared to 2011 and decreases in fee expenses which resulted in an $11.1 million increase in fee related earnings.

Fee Related Earnings. Fee related earnings were $19.0 million for the three months ended September 30, 2012, as compared to $7.9 million for the three months ended September 30, 2011, representing an increase of $11.1 million. The increase in fee related earnings is primarily attributable to reductions in base compensation of $10.8 million.

Performance Fees. Performance fees increased $768.4 million for the three months ended September 30, 2012 as compared to 2011. Performance fees of $314.2 million and $(454.2) million are inclusive of performance fees reversed of approximately $18.2 million and $460.3 million during the three months ended September 30, 2012 and 2011, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2012	2011
	(Dollars in millions)

Buyout funds	$322.4	$(443.6)
Growth Capital funds	(8.2)	(10.6)

Performance fees	$314.2	$(454.2)

The $314.2 million in performance fees for the three months ended September 30, 2012 was primarily driven by performance fees for CP V of $114.2 million, CAP II of $87.5 million, and CP IV of $79.0 million. The third quarter 2012 and 2011 appreciation/(depreciation) in the remaining value of assets for funds in this segment was approximately 5% and (6)%, respectively. Comparatively, the $(454.2) million of performance fees for the three months ended September 30, 2011 was primarily driven by decreases in net asset values of CP V, CAP II, CAP I, and CP IV representing performance fees of $(120.1) million, $(98.6) million, $(97.3) million, and $(75.3) million, respectively.

During the three months ended September 30, 2012, net performance fees were $159.4 million or 51% of performance fees and $345.6 million more than the net performance fees in the third quarter of 2011.

Investment Income. Investment income for the three months ended September 30, 2012 was a loss of $1.2 million compared to a loss of $6.7 million in the third quarter of 2011. During the three months ended September 30, 2012, realized investment income was a loss of $0.2 million as compared to income of $8.1 million for the third quarter in 2011. The decrease in total investment loss from 2011 to 2012 relates primarily to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle, and the restructuring as part of the reorganization in May 2012 of certain other investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle so that they are reflected as non-controlling interests in Carlyle’s financial statements. Refer to Notes 1 and 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. These investments are excluded from our Non-GAAP results subsequent to the distribution or restructuring, and these investments reported investment losses for the three months ended September 30, 2011.

Distributable Earnings. Distributable earnings decreased $28.2 million for the three months ended September 30, 2012 to $144.6 million from $172.8 million for the same period in 2011. This primarily reflects a decrease in realized net performance fees of $31.0 million for the three months ended September 30, 2012 as compared to 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Total fee revenues were $397.1 million for the nine months ended September 30, 2012, representing a decrease of $44.0 million, or 10%, from the nine months ended September 30, 2011. This decrease reflects a $17.0 million decrease in net transaction fees, a decrease in fund management fees of $15.0 million, and a decrease in net portfolio advisory fees of $12.0 million. The decrease in net transaction fees resulted from several significant transaction fees that were generated by our buyout funds in the first nine months of 2011. The decrease in net portfolio fees resulted primarily from lower fees generated upon the sale or public offering of portfolio companies. Our weighted-average management fee rate increased to 1.32% as of September 30, 2012 from 1.30% as of September 30, 2011. However, a decrease of approximately $1.7 billion of fee-earning AUM resulted in a decrease in fund management fees. This is due largely to distributions from several buyout funds outside of their investment period.

Interest and other income was $6.4 million for the nine months ended September 30, 2012, a decrease from $8.1 million for the nine months ended September 30, 2011.

Total compensation and benefits were $527.0 million and $506.4 million for the nine months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $295.1 million and $250.5 million, or 50% and 49% of performance fees, for the nine months ended September 30, 2012 and 2011, respectively.

Direct and indirect base compensation expense decreased $24.8 million for the nine months ended September 30, 2012, or 10% less than the nine months ended September 30, 2011, primarily reflecting adjustments to reflect lower expected annual bonuses, partially offset by increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.8 million for the nine months ended September 30, 2012.

General, administrative and other indirect expenses increased $15.1 million for the nine months ended September 30, 2012 as compared to 2011. The expense increase primarily reflected allocated overhead costs related to our continued investment in infrastructure and back office support as well as a negative variance related to foreign currency adjustments.

Interest expense decreased $18.1 million, or 60%, for the nine months ended September 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $356.6 million for the nine months ended September 30, 2012, reflecting a 1% increase as compared to ENI of $352.4 million for the nine months ended September 30, 2011. The increase in ENI in the nine months ended September 30, 2012 was driven by a $33.1 million increase in net performance fees as compared to 2011, partially offset by an $18.7 million decrease in fee related earnings and a decrease in investment income of $10.2 million.

Fee Related Earnings. Fee related earnings were $43.0 million for the nine months ended September 30, 2012, as compared to $61.7 million for the nine months ended September 30, 2011, representing a decrease of $18.7 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $44.0 million, offset by reductions in base compensation of $24.8 million.

Performance Fees. Performance fees increased $77.7 million for the nine months ended September 30, 2012 as compared to 2011. Performance fees of $589.4 million and $511.7 million are inclusive of performance fees reversed of approximately $13.3 million and $240.4 million during the nine months ended September 30, 2012 and 2011, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)

Buyout funds	$584.2	$525.6
Growth Capital funds	5.2	(13.9)

Performance fees	$589.4	$511.7

The $589.4 million in performance fees for the nine months ended September 30, 2012 was primarily driven by performance fees for CP IV, CP V, and CAP II of $197.8 million, $190.3 million, and $110.1 million, respectively. The total 2012 and 2011 appreciation in the remaining value of assets for funds in this segment was approximately 12% and 9%, respectively. Comparatively, the $511.7 million of performance fees for the nine months ended September 30, 2011 was primarily driven by performance fees for CP IV of $284.3 million and CP V of $391.3 million, offset by performance fees for CAP II of $(82.1) million and CAP I (including co-investments) of $(66.3) million.

During the nine months ended September 30, 2012, net performance fees were $294.3 million or 50% of performance fees and $33.1 million more than the net performance fees in the nine months ended September 30, 2011.

Investment Income. Investment income for the nine months ended September 30, 2012 was $19.3 million compared to $29.5 million in the nine months ended September 30, 2011. During the nine months ended September 30, 2012, realized investment income was $2.1 million as compared to $35.1 million for the nine months ended September 30, 2011. The decrease in investment income from 2011 to 2012 relates primarily to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle, and the restructuring as part of the reorganization in May 2012 of certain other investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle so that they are reflected as non-controlling interests in Carlyle’s financial statements. Refer to Notes 1 and 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. These investments are excluded from our Non-GAAP results subsequent to the distribution or restructuring.

Distributable Earnings. Distributable earnings decreased $106.0 million for the nine months ended September 30, 2012 to $325.9 million from $431.9 million for the same period in 2011. This reflects a decrease in realized net performance fees of $54.3 million, a decrease in realized investment income of $33.0 million, and a reduction of fee related earnings of $18.7 million for the nine months ended September 30, 2012 as compared to 2011.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out fee-earning AUM by its respective components at each period.

	As of September 30,
	2012	2011
	(Dollars in millions)
Corporate Private Equity
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$29,006	$28,811
Fee-earning AUM based on invested capital	7,941	9,588
Fee-earning AUM based on lower of cost or fair value and other (2)	—	239

Total Fee-earning AUM	$36,947	$38,638

Weighted Average Management Fee Rates (3)
All Funds	1.32%	1.30%
Funds in Investment Period	1.38%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, please see “ — Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s fee-earing AUM, as of the end of each period presented.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Corporate Private Equity
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$37,129	$39,301	$37,966	$38,880
Inflows, including Commitments (1)	285	317	698	819
Outflows, including Distributions (2)	(669)	(545)	(1,707)	(1,428)
Foreign Exchange (3)	202	(435)	(40)	367

Balance, End of Period	$36,947	$38,638	$36,947	$38,638

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $36.9 billion at September 30, 2012, a decrease of $0.2 billion, or less than 1%, compared to $37.1 billion at June 30, 2012. Outflows of $0.7 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Inflows of $0.3 billion were primarily related to limited partner commitments raised by our equity opportunities fund (CEOF), as well as equity invested by various funds outside of their investment period. New funds raised during the quarter for our latest vintage US buyout fund (CP VI) will not increase Fee-Earning AUM until the predecessor fund (CP V) is substantially invested. Changes in fair value have no material impact on fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $36.9 billion at September 30, 2012, a decrease of $1.1 billion, or 3%, compared to $38.0 billion at December 31, 2011. Outflows of $1.7 billion were principally a result of distributions from several of the funds outside of their investment period. Inflows of $0.7 billion were primarily related to limited partner commitments raised by our Peru buyout fund (CPF I), our Sub-Saharan Africa buyout fund (CSSAF I) funds, and CEOF, as well as equity invested by various funds outside of their investment period.

Fee earning-AUM was $38.6 billion at September 30, 2011, a decrease of $0.7 billion, or 2%, compared to $39.3 billion at June 30, 2011. Outflows of $0.5 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Inflows of $0.3 were primarily related to limited partner commitments raised by CEOF and our South America buyout fund (CSABF I). Losses from foreign exchange translation were $0.4 billion.

Fee-earning AUM was $38.6 billion at September 30, 2011, a decrease of $0.3 billion, or 1%, compared to $38.9 billion at December 31, 2010. Inflows of $0.8 billion were primarily related to limited partner commitments raised by our South America buyout fund (CSABF I), our first Renminbi denominated buyout fund (CBPF) and our equity opportunities fund (CEOF). Outflows of $1.4 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Gains from foreign exchange translation were $0.4 billion.

Total AUM as of and for the Three and Nine Months Ended September 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$15,292	$37,232	$52,524	$13,328	$37,737	$51,065
Commitments (1)	2,048	—	2,048	4,636	—	4,636
Capital Called, net(2)	(1,858)	1,725	(133)	(2,851)	2,486	(365)
Distributions(3)	52	(3,411)	(3,359)	476	(6,981)	(6,505)
Market Appreciation/(Depreciation)(4)	—	1,868	1,868	—	4,383	4,383
Foreign exchange and other (5)	42	181	223	(13)	(30)	(43)

Balance, End of Period	$15,576	$37,595	$53,171	$15,576	$37,595	$53,171

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $53.2 billion at September 30, 2012, an increase of $0.7 billion, or approximately 1%, compared to $52.5 billion at June 30, 2012. This increase was primarily driven by (a) $2.0 billion of new commitments for our sixth U.S. buyout fund (CP VI), CEOF and various co-investments, and (b) market appreciation across our portfolio of $1.9 billion. The segment experienced a 5% increase in value in the quarter, primarily driven by increases in value in the buyout funds, with the growth funds remaining flat for the period. Appreciation in the buyout funds was primarily driven by CP IV, CP V and CAP II.

Total AUM was $53.2 billion at September 30, 2012, an increase of $2.1 billion, or 4%, compared to $51.1 billion at December 31, 2011. This increase was primarily driven by (a) $4.6 billion of new commitments to CP VI, CEOF, CSSAF I, CPF I, our second global financial services fund (CGFSP II), and various co-investments, and (b) $4.4 billion in market appreciation, due to a 12% increase in valuations across the portfolio. The increase was driven by a 12% increase in our buyout funds and a 6% increase in our growth funds. Offsetting these increases were distributions of $7.0 billion, of which $0.5 billion was recycled back into available capital.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “ — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of September 30, 2012					as of September 30, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,070.9	3.0x	34%	25%	$1,362.4	$4,070.9	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,124.7	2.5x	27%	21%	$4,007.9	$10,110.5	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$15,091.9	2.0x	15%	12%	$3,950.1	$10,158.4	2.6x	23%
CEP I	12/1997	€1,003.6	€972.0	€2,119.5	2.2x	18%	11%	€972.0	€2,119.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,046.5	€3,693.4	1.8x	38%	21%	€1,016.5	€2,742.2	2.7x	72%
CAP I	12/1998	$750.0	$627.7	$2,442.4	3.9x	25%	18%	$627.7	$2,442.4	3.9x	25%
CAP II	2/2006	$1,810.0	$1,611.3	$2,712.2	1.7x	12%	8%	$390.1	$1,325.0	3.4x	33%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥123,727.1	2.6x	61%	37%	¥30,009.4	¥104,486.3	3.5x	72%
All Other Funds (9)	Various		$3,384.0	$4,993.6	1.5x	17%	7%	$2,194.8	$3,871.3	1.8x	22%
Coinvestments and Other (10)	Various		$6,844.3	$16,643.7	2.4x	36%	33%	$4,311.4	$13,298.6	3.1x	36%

Total Fully Invested Funds			$29,967.4	$65,151.8	2.2x	28%	21%	$19,789.8	$52,877.7	2.7x	31%

Funds in the Investment Period (6)
CP V	5/2007	$13,719.7	$9,219.7	$13,648.1	1.5x	15%	10%
CEP III	12/2006	€5,294.9	€4,182.5	€5,042.0	1.2x	8%	4%
CAP III	5/2008	$2,551.6	$1,764.8	$1,800.6	1.0x	1%	(5%)
CJP II	7/2006	¥165,600.0	¥126,739.7	¥126,859.5	1.0x	0%	(5%)
CGFSP I	9/2008	$1,100.2	$809.6	$1,109.5	1.4x	16%	9%
CAGP IV	6/2008	$1,041.4	$525.2	$600.7	1.1x	8%	(2%)
All Other Funds (11)	Various		$1,196.9	$1,421.1	1.2x	10%	0%

Total Funds in the Investment Period			$20,528.1	$26,699.9	1.3x	11%	6%	$4,273.5	$8,627.8	2.0x	25%

TOTAL CORPORATE PRIVATE EQUITY (12)			$50,495.4	$91,851.7	1.8x	26%	18%	$24,063.2	$61,505.5	2.6x	31%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.

(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CUSGF III and Mexico.
(10)	Includes co-investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: MENA, CSABF, CETP II, CBPF, and CEOF I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road and ESG, which we acquired on December 31, 2010 and July 1, 2011, respectively. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$58.2	$50.4	$166.3	$128.6
Portfolio advisory fees, net	0.8	0.8	2.0	2.2
Transaction fees, net	0.3	—	0.3	—

Total fund level fee revenues	59.3	51.2	168.6	130.8
Performance fees
Realized	0.9	6.1	34.6	95.7
Unrealized	5.7	(6.8)	22.4	8.1

Total performance fees	6.6	(0.7)	57.0	103.8
Investment income
Realized	4.6	3.1	8.7	11.0
Unrealized	0.8	(2.1)	9.3	17.5

Total investment income	5.4	1.0	18.0	28.5
Interest and other income	0.5	1.4	1.5	4.4

Total revenues	71.8	52.9	245.1	267.5

Segment Expenses
Compensation and benefits
Direct base compensation	17.4	16.9	62.3	47.8
Indirect base compensation	5.9	4.0	15.3	11.2
Equity-based compensation	—	—	0.1	—
Performance fee related
Realized	0.2	(0.7)	18.7	46.6
Unrealized	(1.8)	(10.7)	8.1	(10.7)

Total compensation and benefits	21.7	9.5	104.5	94.9
General, administrative, and other indirect expenses	12.8	6.8	30.6	25.8
Interest expense	1.3	2.4	3.9	7.5

Total expenses	35.8	18.7	139.0	128.2

Economic Net Income	$36.0	$34.2	$106.1	$139.3

Fee Related Earnings	$22.4	$22.5	$57.9	$42.9

Net Performance Fees	$8.2	$10.7	$30.2	$67.9

Realized Net Performance Fees	$0.7	$6.8	$15.9	$49.1

Investment Income	$5.4	$1.0	$18.0	$28.5

Distributable Earnings	$27.7	$32.4	$82.5	$103.0

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Total fee revenues were $59.3 million for the three months ended September 30, 2012, an increase of $8.1 million from 2011. The increase was due primarily to increases in management fees from the Claren Road and ESG hedge funds due to greater AUM in those funds. The weighted-average management fee rate on our hedge funds remained consistent at 1.87% on September 30, 2011 and 1.87% on September 30, 2012 while our weighted-average fee rate on our carry funds increased from 1.39% at September 30, 2011 to 1.45% at September 30, 2012 due to increased commitments in our distressed and corporate opportunities fund (CSP III) that is currently in the investment period and large distributions from our fully invested funds where the basis is dependent upon invested equity.

Interest and other income was $0.5 million for the three months ended September 30, 2012 as compared to $1.4 million for the same period in 2011.

Total compensation and benefits was $21.7 million and $9.5 million for the three months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $(1.6) million and $(11.4) million for the three months ended September 30, 2012 and 2011, respectively. Since we include only our 55% economic interest in Claren Road and ESG in our Non-GAAP results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $2.4 million for the three months ended September 30, 2012 as compared to 2011, which primarily relates to the hiring of other professionals in the Global Market Strategies business and increased headcount as we continue to invest in corporate infrastructure and back office support.

General, administrative and other indirect expenses increased $6.0 million to $12.8 million for the three months ended September 30, 2012 as compared to 2011. The expense increase primarily reflected a negative variance related to foreign currency adjustments and increased fundraising fees.

Interest expense decreased $1.1 million, or 46%, for the three months ended September 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012. The decrease in interest expense was also due to the reductions in the outstanding balance of loans incurred in connection with the acquisition of Claren Road; such loans were fully repaid by May 2012.

Economic Net Income. ENI was $36.0 million for the three months ended September 30, 2012, an increase of $1.8 million from $34.2 million for the three months ended September 30, 2011. The increase in ENI for the three months ended September 30, 2012 as compared to 2011 was primarily driven by an increase in investment income of $4.4 million, partially offset by a decrease in net performance fees of $2.5 million.

Fee Related Earnings. Fee related earnings were essentially unchanged at $22.4 million for the three months ended September 30, 2012 as compared to $22.5 million in 2011.

Performance Fees. Performance fees of $6.6 million and $(0.7) million for the three months ended September 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $4.7 million and $49.8 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2012	2011
	(Dollars in millions)

Carry funds	$3.1	$(46.1)
Hedge funds	2.9	44.4
Structured credit funds	0.6	1.0

Performance fees	$6.6	$(0.7)

Performance fees for the three months ended September 30, 2012 were generated primarily by the distressed debt funds, including $4.6 million of performance fees from CSP II. Performance fees for the three months ended September 30, 2011 were generated primarily by the hedge funds and the distressed debt funds, including performance fees of $13.3 million of performance fees from the Claren Road Master Fund (“CRCF”) and $(49.8) million from CSP II.

Net performance fees decreased $2.5 million to $8.2 million for the three months ended September 30, 2012 as compared to $10.7 million for the same period in 2011.

Investment Income. Investment income was $5.4 million for the three months ended September 30, 2012 as compared to $1.0 million for the same period in 2011. The increase in investment income from 2011 to 2012 relates primarily to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. These investments reported investment losses for the three months ended September 30, 2011.

Distributable Earnings. Distributable earnings decreased $4.7 million to $27.7 million for the three months ended September 30, 2012 from $32.4 million for the three months ended September 30, 2011. The decrease related primarily to decreases in realized net performance fees of $6.1 million for the three months ended September 30, 2012 as compared to 2011, partially offset by increases in realized investment income of $1.5 million.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Total fee revenues were $168.6 million for the nine months ended September 30, 2012, an increase of $37.8 million from 2011. The increase was due primarily to the acquisition of ESG on July 1, 2011, increases in management fees from the hedge funds due to greater AUM in those funds, and additional “catch-up” management fees earned during 2012 from subsequent closings of a new fund. The weighted-average management fee rate on our hedge funds remained consistent at 1.87% on September 30, 2011 and 1.87% on September 30, 2012 while our weighted-average fee rate on our carry funds increased from 1.39% at September 30, 2011 to 1.45% at September 30, 2012 due to increased commitments in our distressed and corporate opportunities fund (CSP III) that is currently in the investment period and large distributions our fully invested funds where the basis is dependent upon invested equity.

Interest and other income was $1.5 million for the nine months ended September 30, 2012 as compared to $4.4 million for the same period in 2011.

Total compensation and benefits was $104.5 million and $94.9 million for the nine months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $26.8 million and $35.9 million for the nine months ended September 30, 2012 and 2011, respectively. Since we include only our 55% economic interest in Claren Road and ESG in our Non-GAAP results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $18.6 million for the nine months ended September 30, 2012 as compared to 2011, which primarily relates to the acquisition of ESG and the hiring of other professionals in the Global Market Strategies business and increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.1 million for the nine months ended September 30, 2012.

General, administrative and other indirect expenses increased $4.8 million to $30.6 million for the nine months ended September 30, 2012 as compared to 2011. The increase is primarily due to the acquisition of ESG, a negative variance related to foreign currency expense, and increased fundraising fees.

Interest expense decreased $3.6 million, or 48%, for the nine months ended September 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012. The decrease in interest expense was also due to the reductions in the outstanding balance of loans incurred in connection with the acquisition of Claren Road; such loans were fully repaid by May 2012.

Economic Net Income. ENI was $106.1 million for the nine months ended September 30, 2012, a decrease of $33.2 million from $139.3 million for the nine months ended September 30, 2011. The decrease in ENI for the nine months ended September 30, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $37.7 million and a decrease in investment income of $10.5 million, offset by an increase in fee related earnings of $15.0 million.

Fee Related Earnings. Fee related earnings increased $15.0 million to $57.9 million for the nine months ended September 30, 2012 as compared to 2011. The increase was primarily due to increases in fee revenues of $37.8 million, offset by increases in base compensation of $18.6 million and general, administrative, and other indirect expenses of $4.8 million.

Performance Fees. Performance fees of $57.0 million and $103.8 million for the nine months ended September 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of $0.8 million and $5.6 million, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)

Carry funds	$46.1	$8.0
Hedge funds	9.5	79.4
Structured credit funds	1.4	16.4

Performance fees	$57.0	$103.8

Performance fees for the nine months ended September 30, 2012 were generated primarily by the distressed debt funds, including $44.6 million from CSP II. Performance fees for the nine months ended September 30, 2011 were generated primarily by the hedge funds, including $41.0 million from the Claren Road Master Fund.

Net performance fees decreased $37.7 million to $30.2 million for the nine months ended September 30, 2012 as compared to $67.9 million for the same period in 2011.

Investment Income. Investment income was $18.0 million for the nine months ended September 30, 2012 as compared to $28.5 million for the same period in 2011. The decrease in investment income reflects lesser appreciation in value of our investments in certain CLOs for the nine months ended September 30, 2012 as compared to 2011. Also contributing to the decrease was the distribution in March 2012 of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Distributable Earnings. Distributable earnings decreased $20.5 million to $82.5 million for the nine months ended September 30, 2012 from $103.0 million for the nine months ended September 30, 2011. The decrease related primarily to decreases in realized net performance fees of $33.2 million and decreases in realized investment income of $2.3 million. These decreases were partially offset by increases in fee related earnings of $15.0 million for the nine months ended September 30, 2012 as compared to 2011.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2012	2011
	(Dollars in millions)
Global Market Strategies
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$1,512	$804
Fee-earning AUM based on invested capital	1,136	1,434
Fee-earning AUM based on collateral balances, at par	15,845	11,491
Fee-earning AUM based on net asset value	9,436	7,184
Fee-earning AUM based on other (2)	521	511

Total Fee-earning AUM	$28,450	$21,424

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.78%	1.75%

(1)	For additional information concerning the components of Fee-earning AUM, please see “— Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Global Market Strategies
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$27,740	$18,419	$23,186	$18,959
Acquisitions	—	2,102	2,866	2,102
Inflows, including Commitments (1)	203	165	705	297
Outflows, including Distributions (2)	(46)	(25)	(428)	(421)
Subscriptions, net of Redemptions (3)	407	480	1,778	405
Changes in CLO collateral balances (4)	171	312	675	(492)
Market Appreciation/(Depreciation) (5)	(131)	191	(200)	466
Foreign Exchange and other (6)	106	(220)	(132)	108

Balance, End of Period	$28,450	$21,424	$28,450	$21,424

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.5 billion at September 30, 2012, an increase of $0.8 billion, or 3%, compared to $27.7 billion at June 30, 2012. This increase was primarily a result of $0.4 billion of subscriptions, net of redemptions in our hedge funds, $0.2 billion of new commitments raised by our carry funds, and a $0.2 billion increase in the aggregate par value of our CLO collateral balances due to the launch of a $0.6 billion new-issue CLO.

Fee-earning AUM was $28.5 billion at September 30, 2012, an increase of $5.3 billion, or 23%, compared to $23.2 billion at December 31, 2011. This increase was primarily a result of the $2.9 billion acquisition of four CLO management contracts from Highland Capital Management, L.P.. Additionally, we had subscriptions, net of redemptions, of $1.8 billion in our hedge funds and $0.7 billion in new commitments to our carry funds. The aggregate par value of our CLO collateral balances increased $0.7 billion due to the launch of three new-issue CLOs totaling $1.6 billion. These increases were offset by outflows of $0.4 billion due to distributions from our fully invested carry funds, and $0.2 billion of market deprecation in our hedge funds. Distributions from carry funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $21.4 billion at September 30, 2011, an increase of $3.0 billion, or approximately 16%, compared to $18.4 billion at June 30, 2011. This increase was primarily a result of the acquisitions of a 55% interest in ESG and the Foothill CLO, resulting in additional fee-earning AUM of $2.1 billion. Inflows of $0.2 billion were driven by new limited partner commitments raised by our carry funds. In addition, we had $0.5 billion of subscriptions, net of redemptions, and $0.2 billion of market appreciation, in our hedge funds, which charge fees based on net asset value. The aggregate par value of our CLO collateral balances also increased by $0.3 billion. These increases were offset by a $0.2 billion foreign exchange loss on the translation of our European CLOs as of the end of the period.

Fee-earning AUM was $21.4 billion at September 30, 2011, an increase of $2.4 billion, or 13%, compared to $19.0 billion at December 31, 2010. This increase was primarily a result of the acquisitions of a 55% interest in ESG and the Foothill CLO discussed above. Inflows of $0.3 billion were driven by new limited partner commitments raised by our carry funds. Additionally, we had subscriptions, net of redemptions, of $0.4 billion and market appreciation of $0.5 billion in our hedge funds. These increases were offset by outflows of $0.4 billion, primarily driven by the change in basis of the CSP II fund from commitments to invested capital, and a $0.5 billion decrease in the aggregate par value of our CLO collateral balances.

Total AUM as of and for the Three and Nine Months Ended September 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,281	$27,765	$29,046	$1,079	$23,434	$24,513
Acquisitions	—	—	—	—	2,903	2,903
Commitments (1)	222	—	222	636	—	636
Capital Called, net(2)	(249)	229	(20)	(480)	432	(48)
Distributions (3)	23	(45)	(22)	42	(545)	(503)
Subscriptions, net of Redemptions (4)	—	379	379	—	1,748	1,748
Changes in CLO collateral balances (5)	—	506	506	—	864	864
Market Appreciation/(Depreciation) (6)	—	(89)	(89)	—	150	150
Foreign exchange and other (7)	—	109	109	—	(132)	(132)

Balance, End of Period (8)	$1,277	$28,854	$30,131	$1,277	$28,854	$30,131

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $16.9 billion from our structured credit funds (including $0.1 billion of Available Capital), $9.8 billion in our hedge funds, and $3.5 billion (including $1.2 billion of Available Capital) in our carry funds.

Total AUM was $30.1 billion at September 30, 2012, an increase of $1.1 billion, or approximately 4%, compared to $29.0 billion at June 30, 2012. This increase was driven by (a) an increase of $0.5 billion in the par value of our CLO collateral balances due to the launch of a $0.6 billion new-issue CLO, (b) subscriptions, net of redemptions, to our hedge funds of $0.4 billion, and (c) new commitments to our CEMOF I and CSP III carry funds of approximately $0.2 billion. These increases were partially offset by market depreciation of $0.1 billion, primarily driven by our hedge funds, and foreign exchange loss of $0.1 billion.

Total AUM was $30.1 billion at September 30, 2012, an increase of $5.6 billion, or approximately 23%, compared to $24.5 billion at December 31, 2011. This increase was driven by (a) the $2.9 billion acquisition of four CLO management contracts from Highland Capital Management, L.P., (b) subscriptions, net of redemptions, to our hedge funds of $1.7 billion, (c) a $0.9 billion increase in the par value of our CLO collateral balances due mostly to the launch of three new-issue CLOs totaling $1.6 billion, (c) $0.6 billion of commitments to our CEMOF I and CSP III carry funds and (d) market appreciation of $0.2 billion driven by the carry funds. These increases were partially offset by net distributions of $0.5 billion from our carry funds and foreign exchange loss of $0.1 billion.

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

			as of September 30, 2012			Inception to September 30, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (5)	Net IRR (6)
	(Reported in Local Currency, in Millions)

CSP II	6/2007	$1,352.3	$1,352.3	$2,192.2	1.6x	17%	12%

(1)	The data presented herein that provides “Inception to September 30, 2012” performance results for CSP II related to the period following the formation of the fund in June 2007.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.8 billion and $1.4 billion, respectively, as of September 30, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
Claren Road Master Fund	7%	12%	11%	9%
Claren Road Opportunities Fund	13%	19%	n/a	15%
Barclays Aggregate Bond Index	8%	7%	7%	6%
Volatility(4)
Claren Road Master Fund Standard Deviation (Annualized)	3%	5%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	8%	n/a	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	3%	4%	3%
Sharpe Ratio (1M LIBOR)(5)
Claren Road Master Fund	1.97	2.41	2.17	1.87
Claren Road Opportunities Fund	2.52	2.29	n/a	1.74
Barclays Aggregate Bond Index	3.23	2.30	1.33	1.19

(1)	Net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2011.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through September 30, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $1.3 billion as of September 30, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
CBE	9%	9%	5%	5%
MSCI EM index	(18%)	20%	3%	4%
Volatility(4)
CBE	6%	5%	8%	8%
MSCI EM index	24%	26%	29%	28%
Sharpe Ratio (1M LIBOR)(5)
CBE	1.61	1.81	0.41	0.53
MSCI EM index	(0.75)	0.77	0.05	0.11

(1)	Net annualized return is presented on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2011.
(3)	The CBE Fund was established in January 2007. Performance is from inception through September 30, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

The following table presents our results of operations for our Real Assets segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$34.4	$37.2	$105.1	$114.9
Portfolio advisory fees, net	0.7	1.9	2.6	2.6
Transaction fees, net	0.7	1.6	3.9	1.9

Total fund level fee revenues	35.8	40.7	111.6	119.4
Performance fees
Realized	31.9	29.1	82.1	81.1
Unrealized	(27.7)	(78.2)	(1.3)	1.7

Total performance fees	4.2	(49.1)	80.8	82.8
Investment income
Realized	0.2	1.8	(0.1)	2.3
Unrealized	4.0	(0.7)	8.5	3.5

Total investment income	4.2	1.1	8.4	5.8
Interest and other income	0.4	(0.5)	1.2	2.2

Total revenues	44.6	(7.8)	202.0	210.2

Segment Expenses
Compensation and benefits
Direct base compensation	16.1	19.4	51.2	58.3
Indirect base compensation	5.7	6.7	17.7	22.7
Equity-based compensation	0.2	—	0.3	—
Performance fee related
Realized	2.5	2.4	4.9	8.1
Unrealized	5.3	(4.3)	13.3	(4.4)

Total compensation and benefits	29.8	24.2	87.4	84.7
General, administrative, and other indirect expenses	12.5	12.8	37.0	36.6
Interest expense	0.7	2.9	3.7	8.9

Total expenses	43.0	39.9	128.1	130.2

Economic Net Income (Loss)	$1.6	$(47.7)	$73.9	$80.0

Fee Related Earnings	$1.0	$(1.6)	$2.9	$(4.9)

Net Performance Fees	$(3.6)	$(47.2)	$62.6	$79.1

Realized Net Performance Fees	$29.4	$26.7	$77.2	$73.0

Investment Income	$4.2	$1.1	$8.4	$5.8

Distributable Earnings	$30.6	$26.9	$80.0	$70.4

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Total fee revenues were $35.8 million for the three months ended September 30, 2012, a decrease of $4.9 million from September 30, 2011. The decrease in total fee revenues reflects a decrease in fund management fees of $2.8 million and decreases in net transaction fees and portfolio advisory fees of $2.1 million. The decrease in management fees is due to lower revenue earned on our latest energy fund (Energy IV) caused by the change in basis from commitments to invested capital in 2012. The decrease in net transaction fees and portfolio advisory fees is due primarily to a significant transaction fee that was generated by our real estate funds in the three months ended September 30, 2011.

Interest and other income was $0.4 million for the three months ended September 30, 2012, an increase from $(0.5) million for the same period in 2011.

Total compensation and benefits was $29.8 million and $24.2 million for the three months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $7.8 million and $(1.9) million for the three months ended September 30, 2012 and 2011, respectively. Performance fees earned from the Riverstone funds are generally allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $21.8 million for the three months ended September 30, 2012 as compared to $26.1 million for the same period in 2011, primarily reflecting adjustments to reflect lower expected annual bonuses and headcount reductions.

Equity-based compensation was $0.2 million for the three months ended September 30, 2012.

General, administrative and other indirect compensation decreased $0.3 million to $12.5 million for the three months ended September 30, 2012 as compared to 2011.

Interest expense decreased $2.2 million, or 76%, for the three months ended September 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $1.6 million for the three months ended September 30, 2012, an increase of $49.3 million from $(47.7) million for the same period in 2011. The increase in ENI for the three months ended September 30, 2012 as compared to 2011 was primarily driven by an increase in net performance fees of $43.6 million, an increase in investment income of $3.1 million and an increase in fee related earnings of $2.6 million.

Fee Related Earnings. Fee related earnings increased $2.6 million for the three months ended September 30, 2012 as compared to 2011 to $1.0 million. The increase in fee related earnings is primarily attributable to decreases in base compensation expense of $4.3 million and interest expense of $2.2 million, partially offset by decreases in fee revenues of $4.9 million.

Performance Fees. Performance fees of $4.2 million and $(49.1) million for the three months ended September 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $16.9 million and $61.7 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2012	2011
	(Dollars in millions)

Energy funds	$(13.9)	$(48.2)
Real Estate funds	18.1	(0.9)

Performance fees	$4.2	$(49.1)

Performance fees for the three months ended September 30, 2012 were primarily driven by performance fees generated by several of our real estate funds, partially offset by negative performance fees related to several of our energy funds, including our second energy fund (Energy II) of $(6.9) million and our third energy fund (Energy III) (including co-investments) of $(6.2) million. Performance fees for the three months ended September 30, 2011 were primarily driven by performance fees attributable to Energy III (including co-investments) of $(42.7) million and Energy II of $(14.7) million. Investments in our Real Assets portfolio remained flat during the three months ended September 30, 2012, with energy investments declining in value by 3% and real estate investments appreciating 5%. This compares to a 3% decrease during the three months ended September 30, 2011, with energy investments declining in value by 5% and real estate investments remaining flat.

Net performance fees for the three months ended September 30, 2012 were $(3.6) million, representing an increase of $43.6 million over $(47.2) million in net performance fees for the three months ended September 30, 2011.

Investment Income. Investment income was $4.2 million for the three months ended September 30, 2012 compared to $1.1 million for the same period in 2011.

Distributable Earnings. Distributable earnings increased $3.7 million to $30.6 million for the three months ended September 30, 2012 from $26.9 million for the same period in 2011. The increase was primarily due to a $2.7 million increase in realized net performance fees and an increase in fee related earnings of $2.6 million, partially offset by a decrease in realized investment income of $1.6 million.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Total fee revenues were $111.6 million for the nine months ended September 30, 2012, a decrease of $7.8 million from September 30, 2011. The decrease in total fee revenues reflects a decrease in fund management fees of $9.8 million offset by increases in net transaction fees and portfolio advisory fees of $2.0 million. The decrease in management fees reflects decreases from management fees resulting from the change in basis of our latest Europe real estate fund (CEREP III) and Energy IV from commitments to invested capital during 2011 and 2012, respectively. The lower effective rate on our sixth U.S. real estate fund (CRP VI) resulted in a decrease in our weighted-average management fee rate to 1.18% at September 30, 2012 from 1.23% at September 30, 2011.

Interest and other income was $1.2 million for the nine months ended September 30, 2012, a decrease from $2.2 million for the same period in 2011.

Total compensation and benefits was $87.4 million and $84.7 million for the nine months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $18.2 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively. Performance fees earned from the Riverstone funds are generally allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $68.9 million for the nine months ended September 30, 2012 as compared to $81.0 million for the same period in 2011, primarily reflecting adjustments to reflect lower expected annual bonuses and headcount reductions.

Equity-based compensation was $0.3 million for the nine months ended September 30, 2012.

General, administrative and other indirect expenses increased $0.4 million to $37.0 million for the nine months ended September 30, 2012 as compared to 2011.

Interest expense decreased $5.2 million, or 58%, for the nine months ended September 30, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $73.9 million for the nine months ended September 30, 2012, a decrease of $6.1 million from $80.0 million for the same period in 2011. The decline in ENI for the nine months ended September 30, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $16.5 million offset by an increase in fee related earnings of $7.8 million and an increase in investment income of $2.6 million.

Fee Related Earnings. Fee related earnings increased $7.8 million for the nine months ended September 30, 2012 as compared to 2011 to $2.9 million. The increase in fee related earnings is primarily attributable to decreases in base compensation of $12.1 million and interest expense of $5.2 million, partially offset by decreases in fee revenues of $7.8 million.

Performance Fees. Performance fees of $80.8 million and $82.8 million for the nine months ended September 30, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $2.4 million and $(20.8) million, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)

Energy funds	$43.8	$77.6
Real Estate funds	37.0	5.2

Performance fees	$80.8	$82.8

Performance fees for the nine months ended September 30, 2012 were primarily driven by performance fees related to Energy III (including co-investments) of $22.3 million, our third U.S. real estate fund (CRP III) of $12.3 million, and Energy II of $9.7 million. Performance fees for the nine months ended September 30, 2011 were primarily driven by performance fees related to our energy funds, including Energy III (including co-investments) of $46.9 million and Energy IV of $31.1 million. Investments in our Real Assets portfolio increased 8% during the nine months ended September 30, 2012, with energy investments appreciating 6% and real estate investments appreciating 14%. This compares to a 9% increase during the nine months ended September 30, 2011, with energy investments appreciating 11% and real estate investments appreciating 6%.

Net performance fees for the nine months ended September 30, 2012 were $62.6 million, representing a decline of $16.5 million over $79.1 million in net performance fees for the nine months ended September 30, 2011.

Investment Income. Investment income was $8.4 million for the nine months ended September 30, 2012 compared to $5.8 million for the same period in 2011.

Distributable Earnings. Distributable earnings increased $9.6 million to $80.0 million for the nine months ended September 30, 2012 from $70.4 million for the same period in 2011. The increase was primarily due to a $7.8 million increase in fee related earnings and a $4.2 million increase in realized net performance fees for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. These increases were offset by a decrease in realized investment income of $2.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out fee-earning AUM by its respective components at each period.

	As of September 30,
	2012	2011
	(Dollars in millions)
Real Assets
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$6,726	$12,981
Fee-earning AUM based on invested capital (2)	12,845	9,371

Total Fee-earning AUM (3)	$19,571	$22,352

Weighted Average Management Fee Rates (4)
All Funds	1.18%	1.23%
Funds in Investment Period	1.32%	1.26%

(1)	For additional information concerning the components of Fee-earning AUM, please see “— Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Carlyle/Riverstone Global Energy and Power, L.P., Carlyle/Riverstone Global Energy and Power II, L.P. Carlyle/Riverstone Global Energy Infrastructure, L.P. and Riverstone/Carlyle Renewable Energy Infrastructure II, L.P. (collectively, the “Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Energy Funds. With the exception of Riverstone/Carlyle Global Energy and Power IV, L.P. and Riverstone/Carlyle Renewable Energy Infrastructure II, L.P., where Carlyle has a minority representation on the funds’ management committees, management of each of the Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of September 30, 2012, the Energy Funds had, in the aggregate, approximately $15 billion in AUM and $9 billion in fee-earning AUM.
(4)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s fee-earing AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% interest in management fees earned by the Energy funds.

The table below provides the period to period rollforward of fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions)		(Dollars in Millions)
Real Assets
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$19,528	$22,586	$22,172	$22,937
Inflows, including Commitments (1)	327	799	1,504	2,144
Outflows, including Distributions (2)	(347)	(835)	(4,126)	(2,836)
Foreign Exchange (3)	63	(198)	21	107

Balance, End of Period	$19,571	$22,352	$19,571	$22,352

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $19.6 billion at September 30, 2012, an increase of $0.1 billion, or less than 1%, compared to $19.5 billion at June 30, 2012. Inflows of $0.3 billion were primarily related to investment activity in both our energy funds and several of our real estate funds in the U.S., Europe and Asia. Outflows of $0.3 billion were principally due to distributions from our fully invested energy funds, and U.S. real estate funds and related co-investments. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $19.6 billion at September 30, 2012, a decrease of $2.6 billion, or nearly 12%, compared to $22.2 billion at December 31, 2011. Outflows of $4.1 billion were principally due to the completion of the investment period of one of our energy funds (Energy IV), resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds, U.S. and Europe real estate funds and related co-investments. Inflows of $1.5 billion were primarily related to follow-on investment activity by funds across both our real estate and energy portfolios that are outside of their investment period.

Fee-earning AUM was $22.4 billion at September 30, 2011, a decrease of $0.2 billion, or 1%, compared to $22.6 billion at June 30, 2011. Outflows of $0.8 billion were principally a result of (a) the completion of the management fee period for our first renewable energy fund (Renew I) in our energy portfolio, and (b) distributions primarily from our fully invested U.S. real estate funds and related co-investments. Inflows of $0.8 billion were primarily related to limited partner commitments raised by CRP VI and various real estate co-investments.

Fee-earning AUM was $22.4 billion at September 30, 2011, a decrease of $0.5 billion, or 2%, compared to $22.9 billion at December 31, 2010. Outflows of $2.8 billion were principally a result of (a) the change in basis of CEREP III from commitments to invested capital, (b) distributions primarily from our fully invested U.S. real estate funds and related co-investments, and (c) the completion of the management fee period for the Renew I fund in our energy portfolio. Inflows of $2.1 billion were primarily related to limited partner commitments raised by CRP VI and various real estate co-investments.

Total AUM as of and for the Three and Nine Months Ended September 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$7,059	$22,945	$30,004	$8,278	$22,394	$30,672
Commitments (1)	132	—	132	273	—	273
Capital Called, net(2)	(690)	637	(53)	(2,458)	2,442	(16)
Distributions(3)	523	(1,262)	(739)	948	(3,915)	(2,967)
Market Appreciation/(Depreciation)(4)	—	50	50	—	1,496	1,496
Foreign exchange and other (5)	13	76	89	(4)	29	25

Balance, End of Period	$7,037	$22,446	$29,483	$7,037	$22,446	$29,483

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $29.5 billion at September 30, 2012, a decrease of $0.5 billion, or 2%, compared to $30.0 billion at June 30, 2012. This decrease was driven by distributions of $1.3 billion, of which approximately $0.5 billion was recycled back into available capital. This decrease was offset by $0.1 billion of new commitments raised, primarily by our new real estate credit fund (CRCP I). Market appreciation was relatively flat during the period as the 5% increase in values across the real estate and infrastructure funds was offset by a 3% decrease in value in the energy portfolio.

Total AUM was $29.5 billion at September 30, 2012, a decrease of $1.2 billion, or approximately 4%, compared to $30.7 billion at December 31, 2011. This decrease was driven by distributions of $3.9 billion, of which approximately $0.9 billion was recycled back into available capital. The decrease was offset by $0.3 billion of new commitments raised, primarily by CRCP I and various co-investments, and $1.5 billion of market appreciation across the portfolio. Appreciation was the result of an 8% increase in values across the portfolio for the period, comprised of a 6% increase of our energy portfolio and a combined 12% increase in our real estate and infrastructure portfolios.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2012, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of September 30, 2012					as of September 30, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,335.9	2.6x	44%	30%	$522.5	$1,335.9	2.6x	44%
CRP IV	12/2004	$950.0	$1,186.1	$1,110.0	0.9x	(1%)	(6%)	$379.8	$459.9	1.2x	15%
CRP V	11/2006	$3,000.0	$3,133.6	$4,115.3	1.3x	10%	6%	$1,526.0	$1,889.2	1.2x	9%
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4x	13%	7%	€441.2	€748.7	1.7x	19%
CEREP II	4/2005	€762.7	€826.9	€306.9	0.4x	(24%)	(24%)	€329.3	€174.0	0.5x	(22%)
CEREP III	5/2007	€2,229.5	€1,570.0	€1,838.8	1.2x	6%	1%	€—	€3.5	n/a	n/a
Energy II	7/2002	$1,100.0	$1,313.8	$3,544.2	2.7x	81%	55%	$827.4	$3,277.4	4.0x	105%
Energy III	10/2005	$3,800.0	$3,530.1	$6,624.8	1.9x	16%	12%	$1,504.9	$4,190.0	2.8x	28%
Energy IV	12/2007	$5,979.1	$4,815.5	$7,618.3	1.6x	24%	15%	$1,622.5	$3,351.1	2.1x	31%
All Other Funds (9)	Various		$1,726.3	$1,724.8	1.0x	(1%)	(9%)	$1,286.7	$1,544.4	1.2x	10%
Coinvestments and Other (10)	Various		$3,977.6	$6,778.9	1.7x	21%	16%	$1,521.9	$3,780.2	2.5x	31%

Total Fully Invested Funds			$23,957.6	$36,561.7	1.5x	17%	11%	$10,183.7	$21,020.6	2.1x	29%

Funds in the Investment Period (6)
CRP VI	9/2010	$2,340.0	$650.1	$769.3	1.2x	31%	13%
CIP	9/2006	$1,143.7	$733.7	$705.8	1.0x	(1%)	(7%)
Renew II	3/2008	$3,417.5	$2,522.3	$3,451.3	1.4x	16%	9%
All Other Funds (11)	Various		$690.4	$687.8	1.0x	1%	(3%)

Total Funds in the Investment Period			$4,596.6	$5,614.2	1.2x	11%	4%	$739.1	$961.7	1.3x	12%

TOTAL REAL ASSETS (12)			$28,554.2	$42,175.9	1.5x	16%	10%	$10,922.9	$21,982.3	2.0x	28%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, ENERGY I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CAREP II and CRCP I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$16.5	$18.7	$50.2	$18.7
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—

Total fund level fee revenues	16.5	18.7	50.2	18.7
Performance fees
Realized	2.2	19.2	6.8	19.2
Unrealized	(1.8)	(22.5)	22.1	(22.5)

Total performance fees	0.4	(3.3)	28.9	(3.3)
Investment income
Realized	—	—	—	—
Unrealized	—	—	—	—

Total investment income	—	—	—	—
Interest and other income	0.1	0.2	0.4	0.2

Total revenues	17.0	15.6	79.5	15.6

Segment Expenses
Compensation and benefits
Direct base compensation	8.2	8.1	25.1	8.1
Indirect base compensation	1.4	—	4.4	—
Equity-based compensation	—	—	—	—
Performance fee related
Realized	1.9	15.3	6.0	15.3
Unrealized	(2.1)	(18.0)	17.3	(18.0)

Total compensation and benefits	9.4	5.4	52.8	5.4
General, administrative, and other indirect expenses	3.7	3.0	8.8	3.0
Interest expense	0.2	—	1.1	—

Total expenses	13.3	8.4	62.7	8.4

Economic Net Income	$3.7	$7.2	$16.8	$7.2

Fee Related Earnings	$3.1	$7.8	$11.2	$7.8

Net Performance Fees	$0.6	$(0.6)	$5.6	$(0.6)

Realized Net Performance Fees	$0.3	$3.9	$0.8	$3.9

Investment Income	$—	$—	$—	$—

Distributable Earnings	$3.4	$11.7	$12.0	$11.7

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Total fee revenues were $16.5 million for the three months ended September 30, 2012, a decrease of $2.2 million from September 30, 2011. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the first two to five years of the investment period and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter. The decrease in management fees was due primarily to foreign currency translation; the AlpInvest funds earn management fees denominated in the Euro currency.

Interest and other income was $0.1 million for the three months ended September 30, 2012, a decrease from $0.2 million for the same period in 2011.

Total compensation and benefits was $9.4 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $(0.2) million, or (50)% of performance fees, and $(2.7) million, or 82% of performance fees, for the three months ended September 30, 2012 and 2011, respectively. The performance fee related compensation percentages for the three months ended September 30, 2012 was influenced by the low level of performance fees for the period and is not meaningful as a predictor of future results.

Direct and indirect base compensation expense was $9.6 million for the three months ended September 30, 2012 as compared to $8.1 million for the same period in 2011, primarily reflecting an allocation of indirect base compensation for 2012.

General, administrative and other indirect expenses increased $0.7 million to $3.7 million for the three months ended September 30, 2012 as compared to 2011.

Interest expense was $0.2 million for the three months ended September 30, 2012.

Economic Net Income. ENI was $3.7 million for the three months ended September 30, 2012, a decrease of $3.5 million from $7.2 million for the same period in 2011. The decrease in ENI for the three months ended September 30, 2012 as compared to 2011 was primarily driven by a decrease in fee related earnings of $4.7 million offset by an increase in net performance fees of $1.2 million.

Fee Related Earnings. Fee related earnings decreased $4.7 million for the three months ended September 30, 2012 as compared to 2011 to $3.1 million. The decrease in fee related earnings is primarily attributable to decreases in fee revenues of $2.2 million, an increase in base compensation of $1.5 million and an increase in general, administrative, and other indirect expenses of $0.7 million.

Performance Fees. Performance fees increased $3.7 million from $(3.3) million to $0.4 million for the three months ended September 30, 2012 as compared to 2011. For the three months ended September 30, 2012 and 2011, the market appreciation in the funds in this segment was approximately $1.1 billion and $480 million, respectively. Under our arrangements with the historical owners and management team of AlpInvest, such persons are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that existed as of March 31, 2011, 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Net performance fees for the three months ended September 30, 2012 were $0.6 million, representing an increase of $1.2 million over $(0.6) million in net performance fees for the three months ended September 30, 2011.

Distributable Earnings. Distributable earnings decreased $8.3 million to $3.4 for the three months ended September 30, 2012 from $11.7 million for the same period in 2011. The decrease was primarily due to a $4.7 million decrease in fee related earnings and a $3.6 million decrease in realized net performance fees.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We established our Fund of Funds segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in, and began to consolidate, AlpInvest. Accordingly, the financial results for the nine months ended September 30, 2011 represent only the financial activity for the period from July 1, 2011 through September 30, 2011. As a result, a comparison of the financial results for the nine months ended September 30, 2012 and 2011 is not meaningful.

Total fee revenues were $50.2 million and $18.7 million for the nine months ended September 30, 2012 and 2011, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the first two to five years of the investment period and 0.3% to 1.0% on the lower of cost of the capital invested or fair value of the capital invested thereafter.

Total compensation and benefits were $52.8 million and $5.4 million for the nine months ended September 30, 2012 and 2011, respectively. Performance fee related compensation expense was $23.3 million and $(2.7) million, or 81% and 82% of performance fees for the nine months ended September 30, 2012 and 2011, respectively. Direct and indirect base compensation expense was $29.5 million and $8.1 million for the nine months ended September 30, 2012 and 2011, respectively.

General, administrative and other indirect expenses were $8.8 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively. Such expenses are comprised primarily of professional fees and rent.

Interest expense was $1.1 million for the nine months ended September 30, 2012. This amount represents an allocation of interest expense for 2012 based on Carlyle’s overhead allocation methodology.

Economic Net Income. Economic net income was $16.8 million and $7.2 million for the nine months ended September 30, 2012 and 2011, respectively. The ENI for those period was derived from $11.2 million and $7.8 million in fee related earnings for the nine months ended September 30, 2012 and 2011, respectively, and $5.6 million and $(0.6) million in net performance fees for the nine months ended September 30, 2012 and 2011, respectively.

Fee Related Earnings. Fee related earnings were $11.2 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively. Fee related earnings for the nine months ended September 30, 2012 were driven primarily by $50.2 million in fund management fees, offset by $29.5 million in base compensation and $8.8 million in general, administrative and other indirect expenses. Fee related earnings for the nine months ended September 30, 2011 were driven primarily by $18.7 million in fund management fees, offset by $8.1million in base compensation and $3.0 million in general, administrative and other indirect expenses.

Performance Fees. Performance fees were $28.9 million and $(3.3) million for the nine months ended September 30, 2012 and 2011, respectively. Under our arrangements with the historical owners and management team of AlpInvest, such persons are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that existed as of March 31, 2011, 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings were $12.0 million for the nine months ended September 30, 2012. This reflects fee related earnings of $11.2 million and realized net performance fees of $0.8 million during the nine months ended September 30, 2012. Distributable earnings were $11.7 million for the nine months ended September 30, 2011. This reflects fee related earnings of $7.8 million and realized net performance fees of $3.9 million during the nine months ended September 30, 2011.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2012 and 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2012	2011
	(Dollars in millions)
Fund of Funds Solutions
Components of Fee-Earning AUM (1)
Fee-earning AUM based on capital commitments	$8,665	$10,512
Fee-earning AUM based on lower of cost or fair value (2)	21,491	19,665

Total Fee-earning AUM	$30,156	$30,177

(1)	For additional information concerning the components of Fee-earning AUM, please see “ — Fee-earning Assets under Management.”
(2)	Includes funds with fees based on lower of cost or fair market value.

The table below breaks out fee-earning AUM by its respective components during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions)		(Dollars in Millions)
Fund of Funds Solutions
Fee-Earning AUM Rollforward
Balance, Beginning of Period	$27,576	$—	$27,671	$—
Acquisitions	—	30,956	—	30,956
Inflows, including Commitments (1)	2,945	1,522	6,143	1,522
Outflows, including Distributions (2)	(674)	(569)	(4,291)	(569)
Market Appreciation/(Depreciation)(3)	1	216	680	216
Foreign Exchange and other (4)	308	(1,948)	(47)	(1,948)

Balance, End of Period	$30,156	$30,177	$30,156	$30,177

(1)	Inflows represent capital raised and capital invested by fund of funds vehicles outside the commitment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the commitment period and changes in basis for fund of funds vehicles where the commitment period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $30.2 billion at September 30, 2012, an increase of $2.6 billion, or approximately 9%, compared to $27.6 billion at June 30 2012. Inflows of $2.9 billion were primarily related to the initiation of fees on several 2012 mandates that made their first investment during the quarter. For our fund of funds vehicles, existing investor mandates are typically activated at the beginning of each year, but fees are not charged until the first investment is made. Therefore, several mandates that became active earlier this year made their first investment and began charging fees (based on total commitments) during the current quarter. The related impact to management fee revenue will be reflected in future quarters. Inflows also include amounts invested by funds outside of their commitment fee period that are based on the lower of cost or fair value. Outflows of $0.7 billion were principally a result of distributions from several funds outside of their commitment fee period. Distributions from funds still in the commitment fee period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. In addition, the segment experienced a $0.3 billion increase resulting from the translation of the euro-denominated funds into U.S. Dollars as of the end of the period. Changes in fair value were minimal during the period and only impact fee-earning AUM for Fund of Funds Solutions to the extent that the fair value of underlying fund investments are below cost, for funds that are outside the commitment fee period and based on the lower of cost or fair value. However, funds still in their commitment fee period charge management fees on commitments, which are not impacted by fair value movements.

Fee-earning AUM was $30.2 billion at September 30, 2012, an increase of $2.5 billion, or approximately 9%, compared to $27.7 billion at December 31, 2011. Inflows of $6.1 billion were primarily related to the initiation of fees on new fund investment mandates activated during the period, as well as capital called on the funds outside the commitment fee period. Outflows of $4.3 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment fee period, as well as distributions from several funds outside of their commitment fee period. Market appreciation of $0.7 billion was due to changes in investment values on funds that are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $30.2 billion at September 30, 2011, an increase of $30.2 billion, or 100%, compared to $0.0 billion at June 30, 2011. This increase was primarily due to the acquisition of AlpInvest on July 1, 2011, resulting in new fee-earning AUM of $31.0 billion. Following the acquisition, inflows of $1.5 billion were primarily related to the initiation of fees on investment mandates as well as capital called on the funds outside of the commitment fee period. Outflows of $0.6 billion were principally a result of distributions from several funds outside of their commitment fee period.

Total AUM as of and for the Three and Nine Month Period Ended September 30, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Fund of Funds Solutions
Balance, Beginning of Period	$16,368	$28,216	$44,584	$14,840	$25,879	$40,719
Commitments (1)	(30)	—	(30)	3,253	—	3,253
Capital Called, net(2)	(1,154)	1,044	(110)	(2,868)	2,901	33
Distributions(3)	125	(1,484)	(1,359)	295	(4,285)	(3,990)
Market Appreciation/(Depreciation)(4)	—	1,069	1,069	—	3,996	3,996
Foreign exchange and other (5)	209	217	426	(2)	571	569

Balance, End of Period	$15,518	$29,062	$44,580	$15,518	$29,062	$44,580

(1)	Represents capital raised by our fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for AlpInvest primary fund investments and secondary investment funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2012) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2012.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $44.6 billion at September 30, 2012, consistent with the $44.6 billion at June 30, 2012. Distributions of approximately $1.4 billion in the quarter, net of amounts recycled, were offset by over $1.1 billion of market appreciation and a $0.4 billion foreign translation gain. Market appreciation this quarter is reflective of the standard one quarter lag in valuations reported by our fund of funds vehicles.

Total AUM was $44.6 billion at September 30, 2012, an increase of $3.9 billion, or approximately 9%, compared to $40.7 billion at December 31, 2011. This increase was primarily driven by (a) $3.0 billion of existing commitments from long time investors that became active during the period, as well as $0.3 billion of new commitments raised from a new investor and (b) $4.0 billion of market appreciation. This increase was offset by $4.0 billion of distributions, net of amounts recycled.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Fund of Funds business.

			TOTAL INVESTMENTS
			As of September 30, 2012			Inception to September 30, 2012
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
	(Reported in Local Currency, in Millions)
Fund of Funds Solutions (1)
Fully Committed Funds (5)
Main Fund I — Fund Investments	2000	€5,174.6	€3,965.6	€6,339.6	1.6x	12%	12%
Main Fund II — Fund Investments	2003	€4,545.0	€4,424.4	€6,190.7	1.4x	9%	9%
Main Fund III — Fund Investments	2005	€11,500.0	€9,620.8	€10,996.0	1.1x	5%	4%
Main Fund I — Secondary Investments	2002	€519.4	€470.1	€885.0	1.9x	55%	51%
Main Fund II — Secondary Investments	2003	€998.4	€933.5	€1,644.7	1.8x	28%	26%
Main Fund III — Secondary Investments	2006	€2,250.0	€2,091.4	€2,717.8	1.3x	9%	9%
Main Fund IV — Secondary Investments	2010	€1,856.4	€1,553.9	€1,962.6	1.3x	22%	20%
Main Fund II — Co-Investments	2003	€1,090.0	€884.0	€2,340.3	2.6x	45%	43%
Main Fund III — Co-Investments	2006	€2,760.0	€2,506.7	€2,773.7	1.1x	2%	2%
Main Fund II — Mezzanine Investments	2004	€700.0	€711.9	€933.6	1.3x	8%	7%
Main Fund III — Mezzanine Investments	2006	€2,000.0	€1,378.6	€1,731.6	1.3x	10%	9%
All Other Funds (9)	Various		€1,278.1	€1,888.1	1.5x	18%	15%

Total Fully Committed Funds			€29,818.8	€40,403.6	1.4x	11%	10%

Funds in the Commitment Period
Main Fund IV — Fund Investments	2009	€4,880.0	€1,099.3	€1,092.6	1.0x	(1%)	(3%)
Main Fund V — Fund Investments (11)	2012	€4,151.1	€1.0	€0.7	0.8x	n/m	n/m
Main Fund V — Secondary Investments	2011	€2,377.3	€297.3	€324.4	1.1x	33%	27%
Main Fund IV — Co-Investments	2010	€1,575.0	€1,151.8	€1,324.1	1.1x	11%	9%
Main Fund V — Co-Investments (11)	2012	€1,127.3	€38.4	€38.4	1.0x	n/m	n/m
All Other Funds (9)	Various		€52.0	€52.8	1.0x	6%	(0%)

Total Funds in the Commitment Period			€2,639.7	€2,833.0	1.1x	7%	5%

TOTAL FUND OF FUNDS SOLUTIONS			€32,458.6	€43,236.7	1.3x	11%	10%

TOTAL FUND OF FUNDS SOLUTIONS (USD) (10)			$41,795.6	$55,674.1	1.3x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of September 30, 2012, these excluded investments represent $0.7 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.

(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I — Co-Investments, Main Fund I — Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.
(11)	Gross IRR and Net IRR are not meaningful as commitment periods commenced in 3Q 2012.

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

For periods prior to our initial public offering in May 2012, our cash distributions included compensatory payments to our senior Carlyle professionals, which we accounted for as distributions from equity rather than as employee compensation, and also included distributions in respect of co-investments made by the owners of the Parent Entities indirectly through the Parent Entities. Distributions related to co-investments were allocable solely to the individuals that funded those co-investments.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)

Statements of Cash Flows Data
Net cash provided by operating activities	$2,052.3	$1,963.4
Net cash used in investing activities	(70.6)	(103.5)
Net cash used in financing activities	(1,724.9)	(1,772.7)
Effect of foreign exchange rate change	2.8	8.5

Net change in cash and cash equivalents	$259.6	$95.7

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash flows from operating activities prior to our initial public offering in May 2012 do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts were included as a use of cash for distributions in financing activities. Subsequent to our initial public offering in May 2012, we record compensation expense related to senior Carlyle professionals, which has the effect of reducing cash provided by operating activities and cash used in financing activities as compared to the periods prior to the initial public offering. Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time, investment proceeds may be greater than investment purchases. During the nine months ended September 30, 2012, proceeds were $178.3 million while purchases were $41.1 million. In the nine months ended September 30, 2011, investment proceeds were $272.6 million as compared to purchases of $91.1 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the nine months ended September 30, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $6,409.4 million, while purchases of investments by the Consolidated Funds were $5,212.5 million. For the nine months ended September 30, 2011, proceeds from the sales and settlements of investments by the Consolidated Funds were $6,269.3 million, while purchases of investments by the Consolidated Funds were $5,451.9 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. Purchases of fixed assets were $26.0 million and $25.8 million for the nine months ended September 30, 2012 and 2011, respectively. We acquired $41.0 million of intangible assets during the nine months ended September 30, 2012, consisting of CLO management contracts. For the nine months ended September 30, 2011, we acquired $8.1 million of intangible assets related to CLO management contracts; also, the acquisitions of ESG and AlpInvest resulted in the net use of cash of $53.9 million for that period.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million and $1,040.9 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, our net repayments under our revolving credit facility were $310.9 million and our payments on our loans payable were $310.0 million. For the nine months ended September 30, 2011, our net borrowings under our revolving credit facility were $125.0 million and our payments on our loans payable were $24.0 million. The net proceeds from our initial public offering in May 2012 were $615.8 million. The net payments on loans payable by our Consolidated Funds during the nine months ended September 30, 2012 and 2011 were $1,071.8 million and $1,022.4 million, respectively. Contributions from non-controlling interest holders were $1,579.4 million and $696.2 million for the nine months ended September 30, 2012 and 2011, respectively, and distributions to non-controlling interest holders were $1,757.7 million and $582.9 million for the nine months ended September 30, 2012 and 2011, respectively; the significant increase is due to the activity from the AlpInvest consolidated funds and the consolidated hedge funds related to Claren Road and ESG.

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

Our general partner currently intends to cause The Carlyle Group L.P. to make quarterly distributions to the limited partners of Carlyle Holdings. During the three months ended September 30, 2012, we paid a distribution of $0.11 per common unit, representing a distribution totaling $4.8 million, and paid a distribution to the other limited partners of Carlyle Holdings totaling $36.6 million. Also, in November 2012, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unitholders of record on November 19, 2012, which is payable on November 30, 2012.

Distributions to our common unitholders of their share of distributions from Carlyle Holdings will be made net of taxes and amounts payable under the tax receivable agreement whereas distributions to the other limited partners of Carlyle Holdings will be made on a gross basis. We currently anticipate that we will cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit. In addition, we currently anticipate that we will cause Carlyle Holdings to make annual distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, in an amount that, taken together with the other above-described quarterly distributions, represents substantially all of our Distributable Earnings in excess of the amount determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds or to comply with applicable law or any of our financing agreements. We anticipate that the aggregate amount of our distributions for most years will be less than our Distributable Earnings for that year due to these funding requirements.

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

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2012, and we believe these sources will be sufficient to fund our capital needs for at least the next 12 months.

Since our inception through September 30, 2012, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2012, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)

Corporate Private Equity	$1,437.9	$1,728.6	$3,166.5
Global Market Strategies	539.2	117.9	657.1
Real Assets	543.3	217.1	760.4

Total	$2,520.4	$2,063.6	$4,584.0

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.06 billion of unfunded commitments, approximately $1.93 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of September 30, 2012 consist of the following (dollars in millions):

Equity method investments, excluding accrued performance fees	$384.1
Trading securities and other investments	26.4

Total investments	$410.5

Less: Amounts attributable to non-controlling interests in consolidated entities	(242.5)

Total investments attributable to Carlyle Holdings	$168.0

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Investments attributable to Carlyle Holdings before the effect of consolidation were $216.4 million at September 30, 2012.

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

Our accrued performance fees by segment as of September 30, 2012, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)

Corporate Private Equity	$1,632.4	$26.1	$1,606.3
Global Market Strategies	72.4	2.4	70.0
Real Assets	263.4	57.6	205.8
Fund of Funds Solutions	184.8	—	184.8

Total	$2,153.0	$86.1	$2,066.9

Less: Accrued performance fee-related compensation			(866.9)
Plus: Receivable for giveback obligations from current and former employees			33.9
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(47.5)

Net accrued performance fees attributable to Carlyle Holdings			$1,186.4

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Net accrued performance fees attributable to Carlyle Holdings before the effect of consolidation was $1,188.8 million at September 30, 2012.

Our Balance Sheet and Indebtedness

Total assets were $30.0 billion at September 30, 2012, an increase of $5.4 billion from December 31, 2011. The increase in total assets was primarily attributable to increases in investments in Consolidated Funds. Assets of the Consolidated Funds were approximately $25.7 billion at September 30, 2012, representing an increase of $5.2 billion from December 31, 2011. Total liabilities were $16.6 billion at September 30, 2012, an increase of $3.1 billion from December 31, 2011. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $3.7 billion from December 31, 2011 to September 30, 2012, partially offset by decreases in loans payable and the subordinated loan payable to affiliate totaling $623.4 million. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2012, our total assets were $4.4 billion, including cash and cash equivalents of $769.2 million, accrued performance fees of $2,155.4 million, and investments of $458.9 million.

Loans Payable. Loans payable on our balance sheet at September 30, 2012 reflects $500.0 million outstanding under our senior secured credit facility, comprised of $500.0 million of term loan balance outstanding; no amount was outstanding under the revolving credit facility.

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

On December 13, 2011, we entered into a new senior credit facility, which became operative on May 9, 2012. The new senior facility replaced the pre-existing senior secured credit facility. Amounts borrowed under the pre-existing senior secured credit facility were deemed to have been repaid by borrowings in like amounts under the new senior credit facility, and we are no longer subject to the financial and other covenants of the pre-existing senior secured credit facility.

The new senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. As of June 30, 2012, no borrowings are outstanding on the new revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at September 30, 2012). Outstanding principal amounts due under the term loan are payable quarterly beginning in September 2014 as follows: $75.0 million in 2014, $175.0 million in 2015 and $250.0 million in 2016. The new senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $53 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0. We are no longer subject to a senior debt leverage ratio or a minimum interest coverage ratio. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

Claren Road Loans. As part of the Claren Road acquisition, we entered into a loan agreement for $47.5 million. The loan was scheduled to mature on December 31, 2015 and interest is payable semi-annually, commencing June 30, 2011 at an adjustable annual rate, currently 6.0%. The outstanding balance on the Claren Road loan of $40.0 million was repaid with proceeds from our initial public offering in May 2012. Also in connection with the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. At December 31, 2011, the outstanding balance of this loan was $10.0 million, which was repaid during the quarter ended March 31, 2012.

Subordinated Notes Payable to Mubadala. In December 2010, we received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes, equity interests in Carlyle and certain additional rights. As of December 31, 2011, the outstanding principal balance of the subordinated notes was $250.0 million. On March 1, 2012, we borrowed $263.1 million under the revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million. As of September 30, 2012, the subordinated notes payable to Mubadala have been fully redeemed.

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

As of September 30, 2012, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,320.0	1.46%		8.86
Subordinated notes, Income notes and Preferred shares	797.2	N/A	(1)	8.35
Combination notes	0.6	N/A	(2)	9.06

Total	$14,117.8

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of September 30, 2012 was $12.1 billion, $903.6 million, and $1.1 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $22.9 million and bear weighted average interest at EURIBOR plus 0.38% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There was $5.8 million outstanding under the liquidity facility as of September 30, 2012.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2012 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, to December 31, 2012	2013-2014	2015-2016	Thereafter	Total
	(Dollars in millions)

Loan payable (a)	$—	$75.0	$425.0	$—	$500.0
Interest payable(b)	3.6	24.1	11.8	—	39.5
Performance-based contingent consideration(c)	—	55.4	45.2	—	100.6
Operating lease obligations(d)	12.6	89.2	65.5	143.9	311.2
Capital commitments to Carlyle funds(e)	2,063.6	—	—	—	2,063.6
Tax receivable agreement payments(f)	—	1.1	1.4	16.9	19.4
Loans payable of Consolidated Funds (g)	—	2.7	455.6	13,659.5	14,117.8
Interest on loans payable of Consolidated Funds(h)	49.1	389.4	381.5	923.8	1,743.8
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,377.8	—	—	—	1,377.8
Redemptions payable of Consolidated Funds(j)	38.6	3.7	—	—	42.3

Consolidated contractual obligations	3,545.3	640.6	1,386.0	14,744.1	20,316.0
Loans payable of Consolidated Funds(g)	—	(2.7)	(455.6)	(13,659.5)	(14,117.8)
Interest on loans payable of Consolidated Funds(h)	(49.1)	(389.4)	(381.5)	(923.8)	(1,743.8)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,377.8)	—	—	—	(1,377.8)
Redemptions payable of Consolidated Funds(j)	(38.6)	(3.7)	—	—	(42.3)

Carlyle Operating Entities contractual obligations	$2,079.8	$244.8	$548.9	$160.8	$3,034.3

(a) –	These obligations assume that no prepayments are made on the term loan.
(b) –	The interest rate on the term loan, including the impact of the interest rate swaps, ranges from 2.33% to 2.76%. Interest payments assume that no prepayments are made and loans are held until maturity.

(c) –	These obligations represent our probability-weighted estimate of probable amounts to be paid on the performance-based contingent consideration obligations associated with our business acquisitions. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. See Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(d) –	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2012 through 2020. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e) –	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.06 billion of unfunded commitments, approximately $1.93 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

(f) –	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.

(g) –	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles.

(h) –	These obligations represent interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2012, at spreads to market rates pursuant to the debt agreements, and range from 0.52% to 12.65%.

(i) –	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

(j) –	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

On October 1, 2012, Carlyle acquired 55% of Vermillion. As part of the transaction, Carlyle, its employees or affiliates collectively committed to investing at least $75 million into current and future Vermillion funds. This commitment is not reflected in the table above as it was executed in October 2012.

Excluded from the table above are liabilities for uncertain tax positions of $17.9 million at September 30, 2012 as we are unable to estimate when such amounts may be paid.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle-sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.1 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At September 30, 2012, approximately $11.9 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

In July 2012, we provided a guarantee to the French tax authorities as credit support for a €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Refer to “Contingencies” below and Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of September 30, 2012.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $86.1 million at September 30, 2012 is shown as accrued giveback obligations on the condensed consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2012. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $33.9 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of September 30, 2012 related to giveback obligations, which are included in due from affiliates and other receivables, net in our condensed consolidated balance sheet as of such date.

If, as of September 30, 2012, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

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

Contingencies

In the ordinary course of business, we are a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. We are not currently able to estimate for any such matters the reasonably possible amount of loss or range of loss. We do not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect us. We believe that these matters are without merit and intend to vigorously contest them.

Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and Carlyle Mezzanine Partners on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, on July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, the Partnership and certain affiliates and one officer of the Partnership (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for the Partnership’s dismissal of its counterclaim against him for violation of the forum selection clause.

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against either Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in the plaintiff’s subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The Liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the Liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. In addition, the Liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice. The Partnership believes that regardless of where the claims are litigated, they are without merit and it will vigorously contest all allegations. The Partnership recognized a loss of $152.3 million in 2008 in connection with the winding up of CCC.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against the Partnership, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The Plaintiffs have moved for leave to amend their complaint and/or for amendment of the Court’s decision, and the defendants have opposed these motions. The Plaintiffs also have noticed an appeal to the Court of Appeals for the District of Columbia Circuit, but that appeal is being held in abeyance until the District Court resolves the pending motions.

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. The Partnership fully cooperated with the DOJ’s investigation.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. Arguments on summary judgment of these claims are expected to be held in December 2012.

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

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the proposed Italian income tax adjustments. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements (see Note 6). As of September 30, 2012, CEREP I had accrued €50.0 million ($64.4 million as of September 30, 2012) related to this contingency, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from June 30, 2012 to September 30, 2012 is as follows:

	As of June 30, 2012	Units Issued	Units Forfeited	As of September 30, 2012
Carlyle Holdings partnership units held by the Partnership	43,221,452	—	—	43,221,452
Carlyle Holdings partnership units held by the predecessor owners	261,278,548	—	(504,553)	260,773,995

Total Carlyle Holdings partnership units	304,500,000	—	(504,553)	303,995,447

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There was no material change in our market risks during the three months ended September 30, 2012. For additional information, refer to our final prospectus dated May 2, 2012, included in our Registration Statement on Form S-1, as amended (SEC File No. 333-176685).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our co-principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Partnership is a party to litigation, investigations, disputes and other potential claims, including those described in Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The material developments with respect to these proceedings are described below. The Partnership believes that these matters are without merit and intends to vigorously contest them.

On June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs have moved for leave to amend their complaint and/or for amendment of the Court’s decision, and the defendants have opposed these motions. The plaintiffs also have noticed an appeal to the Court of Appeals for the District of Columbia Circuit, but that appeal is held in abeyance until the District Court resolves the pending motions.

On July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, the Partnership and certain affiliates and one officer of the Partnership (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for the Partnership’s dismissal of its counterclaim against him for violation of the forum selection clause.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated May 2, 2012, filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 4, 2012, which is accessible on the SEC’s website at sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: November 13, 2012		/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

10.1	Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012.

31.1	Certification of the co-principal executive officer pursuant to Rule 13a — 14(a).

31.2	Certification of the co-principal executive officer pursuant to Rule 13a — 14(a).

31.3	Certification of the co-principal executive officer pursuant to Rule 13a — 14(a).

31.4	Certification of the principal financial officer pursuant to Rule 13a — 14(a).

32.1	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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