Form 10-K
period 2012-12-31
Carlyle Group L.P.
filed 2013-03-14
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 001-35538

The Carlyle Group L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-2832612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Pennsylvania Avenue, NW Washington, D.C.	20004-2505
(Address of principal executive offices)	(Zip Code)

(202) 729-5626

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2012 was $969,457,168.

The number of the Registrant’s common units representing limited partner interests outstanding as of March 14, 2013 was 43,244,180.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

When we refer to the “partners of The Carlyle Group L.P.,” we are referring specifically to the common unitholders and our general partner and any others who may from time to time be partners of that specific Delaware limited partnership. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. Senior Carlyle professionals, together with CalPERS and Mubadala, were the owners of our Parent Entities prior to the reorganization. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals.

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, fund of funds vehicles and the NGP management fee funds), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. The “NGP management fee funds” refer to those funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”). Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V., formerly known as AlpInvest Partners N.V. (“AlpInvest”).

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a) for carry funds and certain co-investment vehicles where the investment period has not expired, the amount of limited partner capital commitments, for fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds, the amount of investor capital commitments before the first investment realization;

(b) for substantially all carry funds and certain co-investment vehicles where the investment period has expired, the remaining amount of limited partner invested capital, and for the NGP management fee funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

(c) the amount of aggregate Fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic collateralized loan obligations (“synthetic CLOs”);

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

“Assets under management” or “AUM” refers to the assets we manage. Our AUM equals the sum of the following:

(a) the fair value of the capital invested in our carry funds, co-investment vehicles, fund of funds vehicles and the NGP management fee funds plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b) the amount of aggregate collateral balance and principal cash at par of our CLOs (inclusive of all positions) and the reference portfolio notional amount of our synthetic CLOs; and

(c) the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Investment Group L.L.C. (“Riverstone”) and certain of the NGP management fee funds.

For our carry funds, co-investment vehicles, fund of funds vehicles and the NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

Our calculations of AUM and Fee-earning AUM may differ from the calculations of other alternative asset managers. As a result, these measures may not be comparable to similar measures presented by other alternative asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management or performance fees. Our calculations of AUM or Fee-earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage.

PART I.

ITEM 1.	BUSINESS

Overview

We are one of the world’s largest and most diversified multi-product global alternative asset management firms. We advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our fund investors. Since our firm was founded in Washington, D.C. in 1987, we have grown to become a leading global alternative asset manager with over $170 billion in AUM across 113 funds and 67 fund of funds vehicles as of December 31, 2012. We have more than 1,400 employees, including more than 650 investment professionals in 33 offices across six continents, and we serve nearly 1,500 active carry fund investors from 75 countries. Across our Corporate Private Equity and Real Assets segments, we have investments in over 200 portfolio companies that employ more than 650,000 people.

The growth and development of our firm has been guided by several fundamental tenets:

• Excellence in Investing. Our primary goal is to invest wisely and create value for our fund investors. We strive to generate superior investment returns by combining deep industry expertise, a global network of local investment teams who can leverage extensive firm-wide resources and a consistent and disciplined investment process.

• Commitment to our Fund Investors. Our fund investors come first. This commitment is a core component of our firm culture and informs every aspect of our business. We believe this philosophy is in the long-term best interests of Carlyle and its owners, including our common unitholders.

• Investment in the Firm. We have invested, and intend to continue to invest, significant resources in hiring and retaining a deep talent pool of investment professionals and in building the infrastructure of the firm, including our expansive local office network and our comprehensive investor support team, which provides finance, legal and compliance and tax services in addition to other services.

• Expansion of our Platform. We innovate continuously to expand our investment capabilities through the creation or acquisition of new asset-, sector- and regional-focused strategies in order to provide our fund investors a variety of investment options.

• Unified Culture. We seek to leverage the local market insights and operational capabilities that we have developed across our global platform through a unified culture we call “One Carlyle.” Our culture emphasizes collaboration and sharing of knowledge and expertise across the firm to create value. We believe our collaborative approach enhances our ability to analyze investments, deploy capital and improve the performance of our portfolio companies.

Our adherence to these tenets has enhanced our ability to power the “Carlyle Engine”, which is how we describe the four main drivers of our business cycle — fundraising or attracting new capital commitments to our funds; investing; working to create value for our investors or to achieve appreciation of the portfolio; and harvesting or exiting our investments.

We believe that 2012 was a particularly productive year in our continuing efforts to serve our investors. In addition to our initial public offering in May 2012, a few of the operational and strategic highlights for 2012 are listed below:

• During 2012, we raised approximately $14.0 billion in new commitments across our platform; made equity investments through our carry funds of more than $7.9 billion in 197 investments with more than $2 billion committed to additional investments that have closed or are expected to close in early to mid-2013; realized proceeds of $18.7 billion through 42 funds; and increased the value of our carry fund portfolio by approximately 14%.

• We took advantage of the favorable capital markets and strengthened our balance sheet through the:

¡	Issuance of 30,500,000 common units in our initial public offering, which raised $615.8 million in net proceeds after deducting fees and expenses; and

¡	Issuance of $500 million aggregate principal amount of 3.875% Senior Notes due 2023, which raised approximately $495 million in net proceeds after deducting fees and expenses.

• We took significant steps forward in building our energy platform:

¡	We expanded our capacity to invest in energy-related infrastructure, particularly power projects, through our investment in Cogentrix Energy LLC (“Cogentrix”), a CIP portfolio company;

¡	We had our final close on our Carlyle Energy Mezzanine Opportunity Fund, which exceeded our initial fundraising goals;

¡	We partnered with Vermillion Asset Management, a New York-based commodities investment manager (“Vermillion”), enabling our fund investors to invest in the commodities space; and

¡

We acquired an equity interest in NGP, an investment advisor that focuses on investments across a range of energy and natural resource assets, including oil and gas resources, oilfield services, pipelines and processing.

• We took advantage of the market environment to finance new transactions on favorable terms, refinance existing investments to achieve more favorable interest rates, covenants, and maturities; and to harvest a number of the Corporate Private Equity investments made prior to the financial crisis. Through our Corporate Private Equity funds, we invested $4.2 billion in 49 investments in 18 countries, and committed over $2 billion in additional equity to investments that have closed or that we expect to close in early to mid—2013. Of this amount invested, $1.3 billion was invested in emerging markets, including China.

• We continued our expansion of our Global Market Strategies platform through a new partnership with Vermillion, adding over $2 billion in commodities assets. In addition, we had our final close for our first energy lending fund, raising nearly twice our target in our Carlyle Energy Mezzanine Opportunities Fund. Finally, we grew our structured credit platform through the issuance of four new collateral loan obligations (CLOs) and through the acquisition of certain CLO management contracts from Highland Capital Management L.L.C.

• We refined and enhanced our internal analysis of proprietary data from our more than 200 portfolio companies. This analysis, overseen by our Chief Economist, is used to help our investment teams make informed investment, operational and exit decisions.

• We further aligned our interests with our fund investors. In 2012, Carlyle, our senior Carlyle professionals, operating executives, other professionals and advisors increased their commitments to our investment funds by approximately $1 billion. In addition, we increased our balance sheet investments in our investment funds and expect to commit to each new carry fund in the future.

Business Segments

We operate our business across four segments: (1) Corporate Private Equity, (2) Global Market Strategies, (3) Real Assets and (4) Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Corporate Private Equity

Our Corporate Private Equity segment, established in 1990 with our first U.S. buyout fund, advises our buyout and growth capital funds, which pursue a wide variety of corporate investments of different sizes and growth potentials. Our 31 active Corporate Private Equity funds are each carry funds. They are organized and operated by geography or industry and are advised by separate teams of local professionals who live and work in the markets where they invest. We believe this diversity of funds allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.

Our Corporate Private Equity teams have two primary areas of focus:

• Buyout Funds. Our buyout teams advise a diverse group of 21 active funds that invest in transactions that focus either on a particular geography (e.g. United States, Europe, Asia, Japan, MENA, Peru or South America) or a particular industry. In addition, we continually seek to expand and diversify our buyout portfolio into new areas where we see opportunity for future growth. In 2012, we launched fundraising efforts for our sixth U.S. buyout fund and fourth Asia buyout fund. In addition, we invested nearly $3.7 billion and committed more than $2 billion of additional equity through our buyout funds, including closing our first investment in Sub-Saharan Africa. As of December 31, 2012, our buyout funds had, in the aggregate, approximately $49 billion in AUM.

• Growth Capital Funds. Our 10 active growth capital funds are advised by three regionally-focused teams in the United States, Europe and Asia, with each team generally focused on middle-market and growth companies consistent with specific regional investment considerations. The investment mandate for our growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early stage or venture-type investments. In 2012, we entered into a joint advisory agreement with Cardinal Capital Group to focus on growth opportunities in Ireland. As of December 31, 2012, our growth capital funds had, in the aggregate, approximately $4 billion in AUM.

From inception through December 31, 2012, our Corporate Private Equity segment has invested approximately $53 billion in 449 investments. Of that total, we have invested 58% in 222 investments in North and South America, 23% in 102 investments in Europe, the Middle East and Africa and 19% in 125 investments in the Asia-Pacific region. We have fully realized 281 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.

The following table presents certain data about our Corporate Private Equity segment as of December 31, 2012 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2003; amounts invested include co-investments).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$53	31%	20%	$34	168	31	$18	263	$53	449

Global Market Strategies

Our Global Market Strategies segment, established in 1999 with our first high yield fund, advises a group of 57 active funds that pursue investment strategies including long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading, leveraged loans and structured credit, energy mezzanine opportunities, corporate mezzanine, distressed debt and middle-market lending. In 2012, the Global Market Strategies segment continued to expand and grew its AUM from $24 billion at December 31, 2011 to $33 billion at December 31, 2012. This increase was partially due to organic growth in our existing carry and hedge funds and the closings on four new issue CLOs, as well as the final close of our energy mezzanine fund and our partnership with Vermillion, which advises three commodities-focused strategy hedge funds.

Primary areas of focus for our Global Market Strategies teams include:

• Structured Credit Funds. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P., aggregating approximately $2.9 billion of AUM at acquisition and raised approximately $2.3 billion in four new issue CLOs. As of December 31, 2012, our structured credit team advised 39 funds in the United States and Europe totaling, in the aggregate, approximately $17 billion in AUM.

• Distressed and Corporate Opportunities. Our distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2012, our distressed and corporate opportunities team advised three funds, totaling in the aggregate, approximately $2 billion in AUM.

• Corporate Mezzanine. Our corporate mezzanine investment team advises funds that invest in mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $50 million that lack access to the broadly syndicated loan and bond markets. Our corporate mezzanine business focuses on leveraged buyouts, recapitalizations, acquisitions and growth financings. As of December 31, 2012, our corporate mezzanine team advised two funds totaling, in the aggregate, approximately $700 million in AUM.

• Energy Mezzanine Opportunities. Our energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2012, our energy mezzanine opportunities team advised one fund with over $1 billion in AUM.

• Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, approximately $7 billion in AUM as of December 31, 2012. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

• Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises seven emerging markets equities and macroeconomic hedge funds with approximately $3 billion in the aggregate of AUM as of December 31, 2012. ESG’s emerging markets equities funds invest in publicly-traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

• Commodities. On October 1, 2012, we acquired a 55% economic interest in Vermillion. Vermillion advises three funds totaling in the aggregate, approximately $2 billion of AUM as of December 31, 2012. Vermillion’s investment strategies include relative value, enhanced index and long-biased physical commodities.

The following table presents certain data about our Global Market Strategies segment as of December 31, 2012 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2003).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Funds	Investment Professionals (1)
$33	19%	33%	$31	57	202

(1)	Includes 57 middle-office and back office professionals.

Real Assets

Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 17 active carry funds focused on real estate, infrastructure and energy and renewable resources and also includes the eight NGP management fee funds. This business pursues investment opportunities across a diverse array of tangible assets, such as office buildings, hotels, retail properties, industrial properties, senior-living facilities, pipelines, wind farms, refineries, airports, roads and other similar assets, as well as the companies providing services or otherwise related to them.

Our Real Assets teams have three primary areas of focus:

• Real Estate. Our 10 active real estate funds pursue real estate investment opportunities in Asia, Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of more than 120 real estate investment professionals has made over 525 investments in 137 cities/ metropolitan statistical areas around the world as of December 31, 2012, including office buildings, residential properties, hotels, retail properties, industrial properties and senior living facilities. In 2012, we closed a new real estate credit fund initially focused on investing in residential real estate debt products in the U.S. and launched fundraising for our third Asian real estate fund. As of December 31, 2012, our real estate funds had, in the aggregate, approximately $13 billion in AUM.

• Infrastructure. Our infrastructure investment team focuses on investments in infrastructure companies and assets. In 2012, the infrastructure fund acquired Cogentrix, which will provide power asset management and operating expertise to Carlyle’s future investment activity in the energy infrastructure sector. As of December 31, 2012, we advised one infrastructure fund with approximately $1 billion in AUM.

• Energy & Renewable Resources. Our energy and renewable resources activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, power and oilfield services sectors, as well as the renewable and alternative sectors of the energy industry. Historically, we conducted these activities jointly with Riverstone, advising six funds with approximately $14 billion in AUM as of December 31, 2012. We and Riverstone have mutually decided not to pursue additional jointly managed funds (although we will continue to advise jointly with Riverstone the six existing energy and renewable resources funds, which we refer to as our “Legacy Energy funds”). In December 2012, we acquired an equity interest in NGP that entitles us to an allocation of income equal to 47.5% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds. NGP Energy Capital Management is an Irving, Texas-based energy investor with $12.1 billion in assets under management across eight funds as of December 31, 2012. NGP focuses on investments across a range of energy and natural resource assets, including oil and gas resources, oilfield services, pipelines and processing. Although we will continue to advise the six Legacy Energy funds jointly with Riverstone, we expect our strategic partnership with NGP will be our primary platform for North American energy investments going forward.

Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have from inception through December 31, 2012, invested on a global basis approximately $30 billion in a total of 604 investments (including more than 80 portfolio companies). Of that total, we have invested 76% in 457 investments in North and South America, 20% in 108 investments in Europe, the Middle East and Africa and 4% in 39 investments in the Asia-Pacific region. We have fully realized 268 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.

The following table presents certain data about our Real Assets segment as of December 31, 2012 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2003; amounts invested include co-investments; investment professionals excludes Riverstone and NGP employees).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Investments (1)	Active Funds (2)	Available Capital	Investment Professionals	Amount Invested Since Inception(1)	Investments Since Inception(1)
$40	24%	37%	$29	336	25	$10	132	$30	604

(1)	Excludes investment activity of the NGP management fee funds.
(2)	Includes the eight NGP management fee funds.

Solutions

We established our Solutions (formerly called Fund of Funds Solutions) segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in AlpInvest, and we operate this segment through this controlling interest in AlpInvest. AlpInvest is one of the world’s largest investors in private equity with offices in Amsterdam, Hong Kong and New York and advises a global private equity fund of funds program and related co-investment and secondary activities. In 2012, our fund of funds vehicles invested $4.4 billion in its fund investments, co-investments and secondary investments business lines. In addition, approximately $3.6 billion of investor commitments were raised or activated from both new and existing clients. The global client base of AlpInvest includes two large Dutch pension funds, which were the founders and previous shareholders of the company, as well as investors from Africa, the Americas, Asia and Europe. In order to support the growth of the business and its client base, in 2012 AlpInvest strengthened its investor solutions and operations capabilities. We intend to continue to build upon the foundation created by the AlpInvest business by expanding into new products and initiatives that facilitate third-party access to our funds.

AlpInvest has three primary areas of focus:

• Fund Investments. AlpInvest fund of funds vehicles make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners (“portfolio funds”). As of December 31, 2012, AlpInvest advised 30 fund of funds vehicles totaling, in the aggregate, approximately $31 billion in AUM.

• Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it typically has a fund investment throughout Europe, North America and Asia (for example, when an investment opportunity is too large for a particular fund, the adviser of the fund may seek to raise additional “co-investment” capital from sources such as AlpInvest for that one large transaction). As of December 31, 2012, AlpInvest co-investments programs were conducted through 20 fund of funds vehicles totaling, in the aggregate, approximately $7 billion in AUM.

• Secondary Investments. AlpInvest also advises funds that acquire interests in portfolio funds in secondary market transactions. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. As of December 31, 2012, AlpInvest’s secondary investments program was conducted through 17 fund of funds vehicles totaling, in the aggregate, approximately $7 billion in AUM. In line with its global commitment strategy, in 2012 AlpInvest expanded its Hong Kong office with a dedicated Secondary Investments team.

The following table presents certain data about our Solutions segment as of December 31, 2012 (dollar amounts in billions). See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for a discussion of the arrangements with the historical owners and management of AlpInvest regarding the allocation of carried interest in respect of the historical investments of and the historical and certain future commitments to our fund of funds vehicles. Although separate accounts and co-mingled vehicles for clients other than AlpInvest’s anchor clients do not currently represent a significant portion of our AUM, we expect to grow our Solutions segment with these products.

AUM(1)	% of Total AUM	Fee-earning AUM	Fund of Funds Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$44	26%	$29	67	$15	68	$44

(1)	Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Although we maintain ultimate control over AlpInvest, AlpInvest’s historical management team (who are our employees) will continue to exercise independent investment authority without involvement by other Carlyle personnel. We will observe substantial restrictions on the ability of Carlyle personnel, other than AlpInvest’s existing management team, to access investment information or engage in day-to-day participation in the AlpInvest investment business, including a restriction that AlpInvest investment decisions be made and maintained without involvement by other Carlyle personnel. Accordingly, we will have a reduced ability to identify or respond to investment and other operational issues that may arise within the AlpInvest business relative to other Carlyle operations. See “—Item 1A. Risk Factors — Risks Related to Our Business Operations — Our Solutions business is subject to additional risks.”

Investment Approach

The following charts present the cumulative and annual invested capital by and total annual distributions from our carry funds from 2003 through December 31, 2012 (Dollars in billions):

(1)	Funds with a functional currency other than U.S. dollars have been converted at the average rate for each period indicated.

Corporate Private Equity

The investment approach of our private equity teams is generally characterized as follows:

• Consistent and Disciplined Investment Process. We believe our successful investment track record is the result in part of a consistent and disciplined application of our investment process. Investment opportunities for our Corporate Private Equity funds are initially sourced and evaluated by one or more of our deal teams. The due diligence and transaction review process places a special emphasis on, among other considerations, the reputation of a target company’s shareholders and management, the company’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors highlighted by the deal team. An investment opportunity must secure final approval from the investment committee of the applicable investment fund. The investment committee approval process involves a detailed overview of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.

• Industry-Focused. We have adopted an industry-focused approach to investing. We have particular industry expertise in aerospace, defense and government services, consumer and retail, financial services, healthcare, industrial, technology and business services, telecommunications and media and transportation. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within such industries to identify potential buyers as part of a coherent exit strategy.

• Variable Deal Sizes and Control Oriented. Our teams are staffed not only to effectively pursue large transactions, but also other transactions of varying sizes. We often invest in smaller companies and this has allowed us to obtain greater diversity across our entire portfolio. Additionally, we seek to obtain board representation and typically appoint our investment professionals and operating executives to represent us on the board of a company in which we invest. Where our funds, either alone or as part of a consortium, are not the controlling investor, we typically, subject to applicable regulatory requirements, acquire significant voting and other rights with a view to securing influence over conduct of the business.

• Driving Value Creation. Our Corporate Private Equity teams seek to make investments in portfolio companies in which our particular strengths and resources may be employed to their best advantage. Typically, as part of a Corporate Private Equity investment, Carlyle’s investment teams will prepare and execute a value creation plan that is developed during a thorough due diligence effort and draws on the deep resources available across our global platform, specifically relying on:

• Reach: Our global team and global presence that enables us to support international expansion efforts and global supply chain initiatives.

• Expertise: Our investment professionals and our industry specialists, who provide extensive sector-specific knowledge and local market expertise.

• Insight: Our 25 operating executives, primarily consisting of deeply experienced former CEOs, who work with our investment teams during due diligence, provide board-level governance and support and advise our portfolio company CEOs together with our extensive pool of consultants and advisors who provide special expertise to support specific value creation initiatives.

• Data: The goal of our research function is to extract as much information from the portfolio as possible about the current state of the economy and its likely evolution over the near-to-medium term. Our investment portfolio includes over 160 active portfolio companies across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating these data on a systematic basis, we identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies.

• Pursuing Best Exit Alternatives. In determining when to exit an investment, our private equity teams consider whether a portfolio company has achieved its objectives, the financial returns and the appropriate timing in industry cycles and company development to strive for the optimal value. Senior members of the fund’s investment committee must approve all exit decisions.

Global Market Strategies

The investment approach of our Global Market Strategies carry funds is generally characterized as follows:

• Source Investment Opportunities. Our Global Market Strategies teams source investment opportunities from both the primary and secondary markets through our global network and strong relationships with the financial community. We typically target portfolio companies that have a demonstrated track record of profitability, market leadership in their respective niche, predictability of cash flow, a definable competitive advantage and products or services that are value added to its customer base.

• Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Market Strategies teams conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine the credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections.

• Evaluation of Macroeconomic Factors. Our Global Market Strategies teams evaluate technical factors such as supply and demand, the market’s expectations surrounding a company and the existence of short- and long-term value creation or destruction catalysts. Inherent in all stages of credit evaluation is a determination of the likelihood of potential catalysts emerging, such as corporate reorganizations, recapitalizations, asset sales, changes in a company’s liquidity and mergers and acquisitions.

• Risk Minimization. Our Global Market Strategies teams seek to make investments in capital structures to enable companies to both expand and weather downturns and/or below-plan performance. They work to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board observation rights or a board seat, our Global Market Strategies teams historically have provided a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process.

The investment approach of our Global Market Strategies hedge funds is generally characterized as follows:

• Premium on Liquidity. Our hedge funds generally run liquid portfolios that place an emphasis on maintaining tradable assets in their respective funds. Additionally, they generally employ long and short positions and construct their portfolios to produce returns largely uncorrelated to broad market movements.

• Unique, Actionable Idea Generation. The public markets are thoroughly analyzed by the numerous competitors in asset management. However, due to technical factors or general investor sentiment, securities can become over or undervalued quickly relative to their intrinsic value. Our hedge fund managers separate their research teams into industry and geography specific analysts in order to develop in-depth coverage on companies and sectors to generate proprietary research.

• Strong Risk Management Oversight. A well-controlled risk profile is an important part of our Global Market Strategies investment methodology. Our risk officers constantly assess the portfolios of our hedge funds in light of market movements. In addition, Global Market Strategies has a separate team which has developed a rigorous risk management system whereby we analyze the concentration risk, liquidity risk, historical scenario risk analysis, counterparty risk and value at risk of our various funds on a daily basis.

Real Assets

Our Real Assets business includes investments in the energy and renewable resources sectors and in infrastructure assets, companies and projects as well as our real estate investments. The investment approach of the teams advising the Legacy Energy funds and infrastructure funds is similar to that of our Corporate Private Equity funds, with certain additional objectives. For example, our infrastructure investment team pursues partnerships with public and private operators of infrastructure assets, which seek to generate stable, long-term returns.

Generally, the investment approach of our real estate teams is characterized as follows:

• Pursue an Opportunistic Strategy. In general, our real estate funds have focused on single asset transactions, using an opportunistic real estate investment strategy. We follow this approach because we believe that pursuing single assets enables us to better underwrite the factors that contribute to the fundamental value of each property, mitigate concentration risk, establish appropriate asset-by-asset capital structures and maintain governance over major property-level decisions. In addition, direct ownership of assets typically enables us to effectively employ an active asset management approach and reduce financing and operating risk, while increasing the visibility of factors that affect the overall returns of the investment.

• Seek out Strong Joint Venture Partners or Managers. Where appropriate, we seek out joint venture partners or managers with significant operational expertise. For each joint venture, we design structures and terms that provide situationally appropriate incentives, often including, for example, the subordination of the joint venture partner’s equity and profits interest to that of a fund, claw back provisions and/or profits escrow accounts in favor of a fund and exclusivity. We also typically structure positions with control or veto rights over major decisions.

• Source Deals Directly. Our teams endeavor to establish “market presence” in our target geographies where we have a history of operating in our local markets and benefit from extensive long-term relationships with developers, corporate real estate owners, institutional investors and private owners. Such relationships have resulted in our ability to source a large number of investments on a direct negotiated basis.

• Focus on Sector-Specific Strategies. Our real estate funds focus on specific sectors and markets in areas where we believe the fundamentals are sound and dynamic capital markets allow for identification of assets whose value is not fully recognized. The real estate funds we advise have invested according to strategies established in several main sectors: office, residential, hotel, retail, industrial and senior living.

• Actively Manage our Real Estate Investments. Our real estate investments often require active management to uncover and create value. Accordingly, we have put in place experienced local asset management teams. These teams add value through analysis and execution of capital expenditure programs, development projects, lease negotiations, operating cost reduction programs and asset dispositions. The asset management teams work closely with the other real estate professionals to effectively formulate and implement strategic management plans.

• Manage the Exit of Investments. We believe that “exit management” is as important as traditional asset management in order to take full advantage of the typically short windows of opportunity created by temporary imbalances in capital market forces that affect real estate. In determining when to exit an investment, our real estate teams consider whether an investment has fulfilled its strategic plan, the depth of the market and generally prevailing industry conditions.

On December 20, 2012, we entered into a partnership with NGP to pursue opportunities in the U.S. oil & gas, midstream and oilfield services sector. The existing NGP management fee funds are advised by NGP and we do not control or manage such funds. NGP is managed by its founder and other senior members of NGP.

Solutions

The investment approach of AlpInvest’s team is generally characterized as follows:

• Depth of Investment Expertise. AlpInvest has dedicated teams for each area of focus, allowing it to attract and retain talent with the required skill-set for each strategy. AlpInvest professionals have trading, operational, portfolio and risk management expertise. From a top-down perspective, AlpInvest investment professionals seek to position the Solutions business to capitalize on market opportunities through focused research and allocation of resources. From a bottom-up perspective, they seek to build deep relationships with underlying fund managers that are strengthened by the investment professionals’ relevant experience in the broader financial markets.

• Discipline. AlpInvest professionals focus on diversification, risk management and downside protection. Its processes include the analysis and interpretation of macro-developments in the global economy and the assessment of a wide variety of issues which can influence the emphasis placed on sectors, geographies and asset classes when constructing investment portfolios. All investment decisions must ultimately be approved by a majority of the members of AlpInvest’s Investment Committee, which is comprised of six AlpInvest managing partners. After making an investment commitment, the investment portfolios are subject to at least semi-annual reviews conducted by the respective investment team responsible for each investment, as well as AlpInvest’s chief financial and operating officer.

• Innovation. AlpInvest professionals seek to leverage the intellectual capital within their organization and strategy-focused investment teams to take advantage of synergies that exist within other areas of the firm to identify emerging trends, market anomalies and new investment technologies to facilitate the formation of new strategies, as well as to set the direction for exiting strategies. This market intelligence provides them with an additional feedback channel for the development of new investment products.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, fund of funds vehicles and the NGP management fee funds), assets under management (in the case of our hedge funds) and vintage year of the active funds in each of our segments, as of December 31, 2012. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Note:	All funds are closed-end and amounts shown represent total capital commitments as of December 31, 2012, unless otherwise noted.
(1)	Open-ended funds. Amounts represent AUM as of December 31, 2012.
(2)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Investor Relations

Our diverse and sophisticated investor base includes nearly 1,500 active carry fund investors located in 75 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States and around the world, including significant institutional investors in Asia and the Middle East. We have devoted substantial resources to creating comprehensive and timely investor reports, which is increasingly important to our investor base.

We work for our fund investors and continuously seek to strengthen and expand our relationships with them. We have a dedicated in-house LP relations group, which includes 32 geographically focused investor relations professionals with extensive investor relations and fundraising experience, supported by 31 product and client segment specialists and support staff operating on a global basis and drawing upon a worldwide network of relationships. In 2012, we added a number of product specialists to our LP relations team, including in real estate and credit, and deepened our presence in new geographies and channels where we expect to expand our ability to raise capital, including Africa, Asia and among high net worth investors. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor client preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment options. In 2012, we raised approximately $14 billion in new commitments across our platform, excluding acquisitions.

As of December 31, 2012, approximately 91% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund, and approximately 61% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. Of the approximately 9% of commitments to our active carry funds from investors that are not committed to more than one active carry fund, the majority (approximately 70% by dollar amount) of these commitments are in the newest generation of funds. We believe the loyalty of our fund investor base, as evidenced by our substantial number of multi-fund investors, enhances our ability to raise successor funds in existing strategies.

The chart below shows the percentage of capital committed by fund investors to our active carry funds, segmented by the number of active carry funds in which the investors were committed as of December 31, 2006 and December 31, 2012, respectively. For example, as of December 31, 2006, 22% of our capital was provided by investors who had committed capital to more than 10 active carry funds; as of December 31, 2012, that percentage had grown to more than 32% of our committed capital to active carry funds. As of December 31, 2006, 50% of the capital of our active carry funds was provided by investors who were committed to six or more active carry funds; as of December 31, 2012, that percentage had grown to approximately 61% of the committed capital of our active carry funds.

We have a team of over 500 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams and our LP relations group, including informing investors on an ongoing basis about the performance of Carlyle investments. This group provides an important control function, ensures that transactions are structured pursuant to the partnership agreements and assists in regulatory compliance requirements globally. Our investor services professionals assist with investor reporting and enable investors to easily monitor the performance of their investments. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 25 professionals and a government relations group with a presence around the globe, which includes 11 professionals. We intend to continue to build and invest in our legal, regulatory and compliance functions to enable our investment teams to better serve our investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and high net worth individuals. Each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and administration of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. The limited partners of the partnership funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners often have the right to remove the general partner or cause an early liquidation by simple majority vote, as discussed below. In the case of our separately managed accounts, the investor, rather than us, may control the asset or investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) serves as an investment adviser for most of our funds and is registered under the Investment Advisers Act of 1940 (the “Advisers Act”). Our investment advisers or one of their affiliates are entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “— Incentive Arrangements / Fee Structure” below.

The investment funds themselves do not register as investment companies under the Investment Company Act of 1940 (the “1940 Act”), in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under certain current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement.

The governing agreements of substantially all of our investment funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple vote of a majority in interest (based on capital commitments) of the investors. In addition, the governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period by a vote of a simple majority in interest (based on capital commitments) of the investors in the event that certain “key persons” in our investment funds (for example, Messrs. Conway, D’Aniello and Rubenstein in the case of our private equity funds) do not provide the specified time commitment to the fund or our firm or cease to hold a specified percentage of the economic interests in the general partner or the investment adviser.

Our carry funds and fund of funds vehicles and the NGP management fee funds are closed-ended funds. In a closed-ended fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, each limited partnership contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-ended funds we advise, investors are usually locked-up for a period of time after which they may generally redeem their interests on a quarterly basis.

With respect to our carry funds, investors generally agree to fund their commitment over a period of time. For our private equity funds, the commitment period generally runs until the earlier of (i) the sixth anniversary of the initial closing date or the fifth anniversary of the final closing date of the fund; (ii) the date the general partner cancels such obligation due to changes in applicable laws or when at least a significant portion (which may range between 85% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iii) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (iv) the failure of certain key persons to devote a specified amount of time to such fund or Carlyle or to hold a specified percentage of the economic interests in the general partner or the investment adviser. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing companies. Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, provided that an investor is generally not required to fund more than a certain percentage (generally 15% to 20%) of such investor’s capital commitment in such follow-on investments.

Investors in the latest generation of our real estate funds generally commit to fund their investment for a period of four (Asia and Europe) or five (United States) years from the final closing date, provided that the general partner may unilaterally extend such expiration date for one year and may extend it for another year with the consent of a majority of the limited partners or the investment advisory committee for that fund. Investors in the latest generation of our real estate funds are also obligated to continue to make capital contributions with respect to follow-on investments and to repay indebtedness for a period of time after the original expiration date of the commitment period, as well as to fund partnership expenses and management fees during the life of the fund.

The term of each of the Corporate Private Equity and Real Assets funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years.

Incentive Arrangements / Fee Structure

Fund Management Fees. The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1.0% to 2.0% of the investment fund or vehicle’s capital commitments during the investment period. Following the expiration or termination of the investment period of such fund the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. The investment adviser of our fund of funds vehicles receives an annual management fee from such fund of funds vehicles that generally ranges from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the investment period of the relevant fund. Following the expiration of the investment period of such vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. The investment adviser of our hedge funds receives management fees that range from 1.5% to 2.0% of net asset value per year. The management fees that we receive from our carry funds are payable on a regular basis (typically semi-annually in advance) in the contractually prescribed amounts noted above. The investment adviser of each of our structured credit funds generally receives an annual management fee of 0.4% to 0.6% on the total par amount of assets per annum. With respect to Claren Road, ESG, Vermillion, NGP and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road, ESG and Vermillion and 60% in the case of AlpInvest. In addition, our equity interest in NGP entitles us to an allocation of income equal to 47.5% (which will increase to 55% no later than May 11, 2017, subject to the receipt of certain approvals) of the management fee-related revenues of the BGP entities that serve as advisors to the NGP management fee funds. The management fees received by our Claren Road, ESG and Vermillion funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases.

The general partners or investment advisers to our carry funds receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value of the acquired entity. The management fees charged to limited partner investors are reduced by 50% to 100% of such transaction fees and certain other fees that are received by the general partners and their affiliates.

Performance Fees. The general partner of each of our carry funds and fund of funds vehicles also receives carried interest from the carry fund or fund of funds vehicle. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% (or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we allocate a portion of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return of 8% or 9%, subject to a catch-up allocation to the general partner. If, as a result of diminished performance of later investments in the life of a carry fund or fund of funds vehicle, the carry fund or fund of funds vehicle does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of 20% (approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net profits on third-party capital over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any giveback obligation; however, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. In 2013, individuals who previously received carried interest are expected to pay aggregate giveback obligations of approximately $14.0 million with respect to two of our smaller funds. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.

The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital, any realized losses, applicable fees and expenses and the applicable annual preferred limited partner return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) the investment fund’s cumulative returns are in excess of the preferred return and (iii) we have decided to collect carry rather than return additional capital to limited partner investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Although Carlyle has rarely been obligated to pay giveback, the giveback obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement.

In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our Global Market Strategies funds when the return on AUM exceeds previous calendar-year ending or date-of-investment high-water marks. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. We recognize the incentive fees from our hedge funds as they are earned. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.

With respect to our arrangements with NGP, we have acquired future interests in the general partners of certain future funds advised by NGP that will entitle us to an allocation of income equal to 7.5% of the carried interest received by such fund general partners. In addition, we have options to purchase (i) interests in the general partner of the NGP X fund entitling us to an allocation of income equal to 40% of the carried interest received by such fund general partner and (ii) interests in the general partners of all future carry funds advised by NGP entitling us to an additional income allocation equal to 40% of the carried interest received by such fund general partners.

Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

As noted above, in connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have advised or funds advised by our competitors. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

Capital Invested in and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. We intend to have Carlyle commit to fund approximately 1-2% of the capital commitments to our future carry funds. We also intend to make investments in our open-end funds and our CLO vehicles. In addition, certain affiliates of our senior Carlyle professionals (including friends and family members) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise.

Minimum general partner capital commitments to our investment funds are determined separately with respect to each investment fund. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for more information regarding our minimum general partner capital commitments to our funds. Our general partner capital commitments are funded with cash and not with carried interest or through a management fee waiver program.

Investors in many of our carry funds and fund of funds vehicles also generally receive the opportunity to make additional “co-investments” with the investment funds. Co-investments are investments arranged by us that are made by our limited partner investors (and some other investors in certain instances) in portfolio companies or other assets, generally on substantially the same terms and conditions as those acquired by the applicable fund. In certain cases, such co-investments may involve additional fees or carried interest. Carlyle and its employees and officers have the right to co-invest with each of the investment funds on a deal-by-deal basis, typically in an amount up to 5% of the investment opportunity (on top of our base commitment). Many of these co-investments are made on an “unpromoted basis” meaning we do not earn management fees or carried interest in respect of such investments.

Corporate Citizenship

We are committed to the principle that building a better business means investing responsibly. In September 2008, Carlyle developed a set of responsible investment guidelines that consider the environmental, social and governance implications of certain investments we make. These guidelines were integral to shaping the corporate social responsibility guidelines later adopted by the members of the Private Equity Growth Capital Council. We have worked to integrate these guidelines into our investment decision-making process for controlling, corporate investments. We also educate portfolio companies in which we have a controlling interest on the guidelines and encourage them to review the guidelines at the board level on an annual basis.

Building on these principles, Carlyle has established a working relationship with Environmental Defense Fund (“EDF”). Through this partnership (and in collaboration with The Payne Firm Inc., an international environmental consulting firm), Carlyle and EDF jointly developed a new due diligence framework for the alternative asset management sector called the “EcoValuScreen.” This framework goes beyond the traditional focus of risk mitigation during the due diligence process by identifying opportunities for operational enhancements that will lead to better environmental and financial performance during the early stages of the investment process. This process enables Carlyle professionals to more effectively evaluate the operations of a target company, identify the most promising environmental management opportunities and incorporate them into the post-investment management, governance and reporting plans of our portfolio companies.

We are a member of the British Venture Capital Association and seek to ensure that our U.K.-based portfolio companies are compliant, on a voluntary basis, with the Walker Guidelines for Disclosure and Transparency when such companies become subject to these guidelines. Further, we are also a member of the Bundesverband Deutscher Kapitalbeteiligungsgesellschaften (the “BVK”), the German private equity and venture capital trade association. We believe that we are compliant with the BVK Guidelines for Disclosure and Transparency and seek to ensure that our German portfolio companies comply with these guidelines when they are required to do so.

AlpInvest is a signatory of the UN-backed Principles for Responsible Investment and has adopted the UN Global Compact as a corporate social responsibility (CSR) framework to evaluate fund managers and portfolio companies. AlpInvest has fully integrated CSR into its investment process and actively engages with fund managers and other stakeholders in the private equity markets to promote sustainability and improved corporate governance as an investment consideration. In addition, AlpInvest seeks opportunities to invest in sustainability solutions.

Information Technology

Information technology is essential for Carlyle to conduct investment activities, manage internal administration activities and connect a global enterprise. As part of our technology strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. Our systems, data, network and infrastructure are continuously monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plan is designed to allow all critical business functions to continue in an orderly manner in the event of an emergency.

Competition

As a global alternative asset manager, we compete with a broad array of regional and global organizations for both investors and investment opportunities. Generally, our competition varies across business lines, geographies and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.

We generally compete with sponsors of public and private investment funds across all of our segments. Within our Corporate Private Equity segment, we also compete with business development companies and operating companies acting as strategic acquirers. In our Global Market Strategies segment, we compete with hedge funds and other CLO issuers. In our Real Assets segment, we also compete with real estate development companies.

In our Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. In addition to these traditional competitors within the global alternative asset management industry, we have increasingly faced competition from local and regional firms, financial institutions, sovereign wealth funds, family offices and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. In some cases, large institutional investors have reduced allocations to “fund of fund” vehicles and turned instead to private equity and hedge fund advisory firms that assist with direct investments. Greater reliance on advisory firms or in-house investment management may reduce fund of funds’ appeal to large institutional investors.

Some of the entities that we compete with as an alternative asset manager are substantially larger and have greater financial, technical, marketing and other resources and more personnel than we do. Several of our competitors also have recently raised or are expected to raise, significant amounts of capital and many of them have investment objectives similar to us, which may create additional competition for investment opportunities and investor capital. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2012, we employed more than 1,400 individuals, including more than 650 investment professionals, located in 33 offices across six continents.

Regulatory and Compliance Matters

United States

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The SEC and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to alternative asset management firms.

Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic examinations by the staff of the SEC. As a result of prior examinations, certain additional policies and procedures have been put into place in response to the SEC’s recommendations, but no material changes to our registered investment advisers’ operations have been made. Our registered investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC. In addition, certain of our non-U.S. investment advisers are subject to limited SEC disclosure requirements as “exempt reporting advisers.”

TCG Securities, L.L.C., the affiliate entity through which we conduct marketing and fundraising activities, is registered as a limited purpose broker/dealer with the SEC and the state securities bureaus, and is also a member of the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker/dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under the international broker/dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. Our broker/dealer is subject to regulation and examination by the SEC, as well as by the state securities regulatory agencies. Additionally, FINRA, a self- regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business in the United States (including our broker/dealer) adopts and enforces rules governing the activities of its member firms and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities.

Broker/dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records and financial statements and reporting. In particular, as a result of its registered status, our broker/dealer is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, which specifies both the minimum level of net capital a broker/dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Finally, compliance with net capital rules may also limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital.

We recently filed a Form 10 with the SEC to launch a business development company (“BDC”) which will be subject to all relevant provisions under the 1940 Act as a registered investment company. The 1940 Act and the rules thereunder regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Commodity Futures Trading Commission (“CFTC”) obtained regulatory jurisdiction over certain derivative instruments, including swaps. As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. In addition, new rules adopted by the CFTC removed or limited previously available exemptions and exclusions from registration, which will impose additional registration and reporting requirements for operators of certain pooled vehicles that use or trade in futures, swaps and other derivatives regulated by CFTC. These regulatory amendments may require us to modify certain business practices related to our pooled vehicles, register additional entities with the CFTC or file for additional exemptions from such registration requirements.

Each of ESG, Emerging Sovereign Partners LLC (“ESP”) and Vermillion have registered with the CFTC as Commodity Pool Operators (and with respect to ESG, also as a Commodity Trading Advisor) and have obtained or are seeking membership with the National Futures Commission (the “NFA”) in connection with such CFTC registration. Such entities are subject to the rules and requirements applicable to such registration and membership.

United Kingdom

CECP Advisors LLP, one our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000 (the “FSMA”) and has permission to engage in a number of corporate finance activities regulated under FSMA, including advising on, and arranging deals in relation to certain types of, investments. CELF Advisors LLP, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of activities regulated under FSMA including advising on, managing and arranging deals in relation to certain types of investments, dealing in investments as agent and arranging safeguarding and administration of assets. FSMA and related rules govern most aspects of investment businesses, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Services Authority is responsible for administering these requirements and compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain “controlled functions” within the financial services industry of officers or employees performing such functions or other similar consequences.

Other Jurisdictions

Outside the United States, certain of our subsidiaries are subject to registration and compliance with laws and regulations of non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, investment advisory services and the marketing of investment products and any failure to comply with these regulations could expose us to liability and/or damage our reputation.

Carlyle Hong Kong Equity Management Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) regulated activity.

Carlyle Japan Asset Management YK is registered as an investment adviser with the Japan Financial Services Agency.

Carlyle Mauritius Investment Advisor Limited and Carlyle Mauritius CIS Investment Management Limited are licensed providers of investment management services in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission. In addition, Carlyle Mauritius Investment Advisor Limited holds a “Foreign Institutional Investor” license from the Securities and Exchange Board of India, which entitles this entity to engage in limited activities in India.

Carlyle Australia Equity Management Pty Limited is licensed by the Australian Securities and Investments Commission as an Australian financial services licensee and is authorized to carry on a financial services business to provide advice on and deal in financial products (managed investment schemes and securities) for wholesale clients.

Carlyle MENA Investment Advisors Limited, a company limited by shares in the Dubai Financial Centre, holds a Category 3C license issued by the Dubai Financial Services Authority and is authorized to arrange credit or deal in investments, advise on financial products or credit and manage collective investment funds.

Carlyle Real Estate SGR S.p.A. holds an authorization from the Bank of Italy to carry on fund management activities.

Carlyle South Africa Advisors (Proprietary) Limited, a limited company incorporated in the Republic of South Africa, is licensed as a Category 1 Authorised Financial Services Provider under the Financial Advisory and Intermediary Services Act (No. 37 of 2002) and is thereby regulated by the Financial Services Board in South Africa.

Claren Road Asia Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 9 (asset management) regulated activity.

Each of TCG Gestor and Carlyle Brasil Consultoria em Investimentos Ltda. is licensed by the Securities & Exchange Commission of Brazil as an investment adviser.

In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See “Item 1A. Risk Factors—Risks Related to our Company— Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties,” “—Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” and “—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.”

Our businesses have operated for many years within a framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities and we take our obligation to comply all such laws, regulations and internal policies seriously. Our reputation depends on the integrity and business judgment of our employees and we strive to maintain a culture of compliance throughout the firm. We have developed, and adhere to, compliance policies and procedures such as codes of conduct, compliance systems, education and communication of compliance matters. These policies focus on matters such as insider trading, anti-corruption, document retention, conflicts of interest and other matters. Our legal and compliance team monitors our compliance with all of the legal and regulatory requirements to which we are subject and manages our compliance policies and procedures. Our legal and compliance team also monitors the information barriers that we maintain to restrict the flow of material nonpublic information across our business. Our enterprise risk management function analyzes our operations and investment strategies to identify key risks facing the firm and works closely with the legal and compliance team to address them. The firm also has an independent and objective internal audit department that employs a risk-based audit approach that focuses on Sarbanes-Oxley compliance, enterprise risk management functions and other areas of perceived risk and aims to give management and the board of directors of our general partner reasonable assurance that our risks are well managed and controls are appropriate and effective. Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We are in the process of addressing our internal controls over, and policies and procedures related to, financial reporting and the identification of key financial reporting risks, assessment of their potential impact, and linkage of those risks to specific areas and activities within our firm.

Website and Availability of SEC Filings

Our website address is www.carlyle.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Financial Information” portion of our “Public Investors” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting “E-mail Alerts” under the “Contact Us” section of the “Public Investors” portion of our website at www.carlyle.com.

The Carlyle Group L.P. was formed in Delaware on July 18, 2011. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.

ITEM 1A.	RISK FACTORS

Risks Related to Our Company

Adverse economic and market conditions could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital, and impacting our liquidity position, any of which could materially reduce our revenue and cash flow and adversely affect our financial condition.

Our business may be materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a significant material adverse effect on our Corporate Private Equity, Real Assets and Global Market Strategies businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. The lack of credit in 2008 and 2009 hindered the initiation of new, large-sized transactions for our Corporate Private Equity and Real Assets segments and adversely impacted our operating results in those periods. While we have experienced periods of capital markets volatility in 2011 and 2012, in contrast to 2008 and 2009, credit remains available for high quality corporate transactions, although underlying spreads remain elevated from pre-recession levels. The concerns regarding the stability of the Eurozone and the Euro have created uncertainty in the credit markets and there continues to be some strain on banks and other financial services participants, which could have an adverse impact on our business, though a pullback in bank driven lending may also create opportunities for alternative pools of capital to participate in historically bank driven activities. There continue to be signs of economic weakness such as relatively high levels of unemployment in major markets including the United States and Europe.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, all of which could adversely affect the timing of new funds and our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of our Real Assets funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Market Strategies funds.

Our operating performance may also be adversely affected by our fixed costs and other expenses and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. In order to reduce expenses in the face of a difficult economic environment, we may need to cut back or eliminate the use of certain services or service providers, or terminate the employment of a significant number of our personnel that, in each case, could be important to our business and without which our operating results could be adversely affected.

Finally, during periods of difficult market conditions or slowdowns, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds and fund of funds vehicles. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.

Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change to us relating to the terms of such debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real assets transactions, could have a material adverse impact on our business. In the event that certain of our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, certain of our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of our funds. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our use of leverage to finance our business may expose us to substantial risks.

We expect to use indebtedness as part of the means to finance our business operations as a public company. In January 2013, we issued $500 million aggregate principal amount of ten-year senior notes at a rate of 3.875% and from time to time, we may access the capital markets, including through the issuance of additional debt securities. Using leverage to finance our business exposes us to risks associated with indebtedness. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on reasonable terms. There is no guarantee that such institutions will continue to extend credit to us or will renew any existing credit agreements we may have with them, or that we will be able to refinance our outstanding notes when they mature. We have a credit facility which provides for a term loan and revolving credit borrowings that has a final maturity date of September 30, 2016. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, issuing additional debt or possibly issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.

Our revenue, net income and cash flow are variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

Our revenue, net income and cash flow are variable. For example, our cash flow fluctuates due to the fact that we receive carried interest from our carry funds and fund of funds vehicles only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds can vary from quarter to quarter. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. For instance, during the most recent economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments may be more variable during times of market volatility. Such variability in the timing and amount of our accruals and realizations of carried interest and transaction fees may lead to volatility in the trading price of our common units and cause our results and cash flow for a particular period not to be indicative of our performance in a future period. We may not achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to adverse movements in the price of our common units or increased volatility in our common unit price generally.

During periods in which a significant portion of our AUM is attributable to carry funds and fund of funds vehicles or their investments that are in the fundraising or investment periods which precede harvesting, as has been the case from time to time, we may receive substantially lower distributions. Moreover, even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our quarterly results and cash flow for that particular quarter which may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest. For example, in 2012 as compared to 2011, several of our portfolio companies engaged in recapitalization transactions, thereby returning capital to the fund investors. Many of these transactions, however, did not produce realized carried interest.

We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our quarterly results and cash flow. Because our carry funds and fund of funds vehicles have preferred investor return thresholds that need to be met prior to us receiving any carried interest, declines in, or failures to increase sufficiently the carrying value of, the investment portfolios of a carry fund or fund of funds vehicle may delay or eliminate any carried interest distributions paid to us in respect of that fund or vehicle, since the value of the assets in the fund or vehicle would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any carried interest from that fund or vehicle.

The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. When a fund enters into a position to take carried interest, we are generally entitled to a disproportionate “catch-up” level of profit allocation for a period before the amount of profit allocation to which we are entitled returns to a more normalized level. For example, for financial reporting purposes, we started accruing carried interest in respect of CP V in 2011, which resulted in a cumulative catch-up of performance fees. In 2012, CP V remained in a carry position, but profits were allocated to us in respect of this fund at a more normalized rate. In order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations, as of December 31, 2012, we had not yet realized any carried interest from CP V.

With respect to certain of the investment funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly if the net asset value of a fund has increased. These funds also have “high-water mark” provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to an investor’s account until the net asset value of the investor’s account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees we earn are therefore dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow.

Our fee revenue may also depend on the pace of investment activity in our funds. In many of our carry funds, the base management fee may be reduced when the fund has invested substantially all of its capital commitments. We may receive a lower management fee from such funds after the investing period and during the period the fund is harvesting its investments. As a result, the variable pace at which many of our carry funds invest capital may cause our management fee revenue to vary from one quarter to the next. In certain cases, the investment period of a fund may expire prior to the raising of a successor fund. Where appropriate, we may work with our limited partners to extend the investment period, which gives us the opportunity to invest any capital that remains in the fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. Our management fee revenues will be reduced by these step-downs in management fee rates, as well as by any reduction of Fee-earning AUM resulting from successful realization activity in our carry funds. For example, the investment periods for many of the large carry funds that we raised during the particularly productive period from 2007 to 2008 have expired and additional funds will expire in 2013, which has resulted and will continue to result in a reduction of the management fees that we receive from those funds. We intend generally to raise successor funds to replace these funds. However, to the extent that a successor fund is smaller than the predecessor fund, has less attractive management fee terms or there is a gap between the expiration of the investment period of a predecessor fund and the commencement of management fees for a successor fund, our total management fees for that fund family may decline. For example, our Fee-earning AUM increased by $12.1 billion during the year ended December 31, 2012, primarily due to strategic investments and acquisitions of $15.4 billion in our Real Assets and Global Market Strategies segments, inflows of $11.9 billion driven by new commitments raised by our carry funds, equity invested by carry funds outside of their initial investment period, the initiation of fees on several of our fund of funds vehicles during the period, and new net subscriptions to our hedge funds of $1.8 billion. These inflows were offset by outflows of $18.9 billion resulting primarily from reductions in management fee basis for certain funds and fund of funds vehicles exiting their investment/commitment fee period and distributions out of funds and fund of funds vehicles beyond their investment period whose fees are calculated based on investment capital at cost. Our failure to successfully replace and grow Fee-earning AUM through the integration of recent acquisitions and anticipated new fundraising initiatives could have an adverse effect on our management fee revenue.

We depend on our founders and other key personnel, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.

We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our founders, Messrs. Conway, D’Aniello and Rubenstein, and other key personnel, including members of our management committee, operating committee, the investment committees of our investment funds and senior investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals. Our founders currently have no immediate plans to cease providing services to our firm, but our founders and other key personnel are not obligated to remain employed with us. In addition, all of the Carlyle Holdings partnership units received by our founders and a portion of the Carlyle Holdings partnership units that other key personnel have received in the reorganization, as described in “Part I. Item 1. Business,” are fully vested. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our investment objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Under the provisions of the partnership agreements governing most of our carry funds, the departure of various key Carlyle personnel could, under certain circumstances, relieve fund investors of their capital commitments to those funds, if such an event is not cured to the satisfaction of the relevant fund investors within a certain amount of time. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.

Our senior Carlyle professionals and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our senior Carlyle professionals were to join or form a competing firm, that could have a material adverse effect on our business, results of operations and financial condition.

Recruiting and retaining professionals may be more difficult in the future, which could adversely affect our business, results of operations and financial condition.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new senior Carlyle professionals. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified investment professionals is extremely competitive.

As a public company, we may not be able to provide future senior Carlyle professionals with equity interests in our business to the same extent or with the same economic and tax consequences as those from which our existing senior Carlyle professionals previously benefited. For example, as a public company, our investment professionals and other employees are expected to be incentivized by the receipt of partnership units in Carlyle Holdings, deferred restricted common units granted pursuant to our equity plans, participation interests in carried interest and bonus compensation. The portion of their economic incentives comprising Carlyle Holdings partnership units and grants of deferred restricted common units are greater after our initial public offering than before our initial public offering, and these incentives have different economic and tax characteristics than the blend of financial incentives we used before we became a public company.

If legislation were to be enacted by the U.S. Congress or any state or local governments to treat carried interest as ordinary income rather than as capital gain for tax purposes, such legislation would materially increase the amount of taxes that we and possibly our unitholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “— Risks Related to U.S. Taxation— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “— Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.” Moreover, the value of the deferred restricted common units we may issue our senior Carlyle professionals at any given time may subsequently fall (as reflected in the market price of our common units), which could counteract the intended incentives.

As a result of the foregoing, in order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our public common unitholders. We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, results of operations and financial condition.

Given the priority we afford the interests of our fund investors and our focus on achieving superior investment performance, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it in the best interest of our fund investors— even in circumstances where such actions might be contrary to the interests of common unitholders.

In pursuing the interests of our fund investors, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to our fund investors and our discipline in this regard is in the long-term interest of us and our common unitholders, our common unitholders should understand this approach may have an adverse impact on our short-term profitability, and there is no guarantee that it will be beneficial in the long term. One of the means by which we seek to achieve superior investment performance in each of our strategies might include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. For instance, in connection with the extension of the investment period for CEP III through 2013, we ceased charging management fees based on capital commitments at the end of 2012 and invested capital will be the basis for management fees starting from the end of 2012 forward. In prioritizing the interests of our fund investors, we may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. For example, in 2009, we decided to shut down one of our Real Assets funds and guaranteed to reimburse investors of the fund for capital contributions made for investments and fees to the extent investment proceeds did not cover such amounts. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. We have also waived management fees on certain leveraged finance vehicles at various times to improve returns. Furthermore, we may delay the realization of carried interest that we are otherwise entitled to if we determine that it is too early in a fund’s lifecycle in order to reduce the risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) the investment fund’s cumulative returns are in excess of the preferred return and (iii) we have decided to collect carry rather than return additional capital to limited partner investors.

We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.

Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, alternative asset management businesses or other businesses complementary to our business. This strategy can range from smaller-sized lift-outs of investment teams to strategic alliances or acquisitions. This growth strategy involves a number of risks, including the risk that the expected synergies from an acquisition or strategic alliance will not be realized, that the expected results will not be achieved or that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate in the new investment strategy. We may also incur significant charges in connection with such acquisitions and investments and they may also potentially result in significant losses and costs. For instance, in 2007, we made an investment in a multi-strategy hedge fund joint venture, which we liquidated at a significant loss in 2008 amid deteriorating market conditions and global financial turmoil. Similarly, in 2006, we established an investment fund, which invested primarily in U.S. agency mortgage-backed securities.

Beginning in March 2008, there was an unprecedented deterioration in the market for U.S. agency mortgage backed securities and the fund was forced to enter liquidation, resulting in a recorded loss for us of approximately $152 million. Such losses could adversely impact our business, results of operations and financial condition, as well as do harm to our professional reputation.

The success of our growth strategy will depend on, among other things:

• the availability of suitable opportunities;

• the level of competition from other companies that may have greater financial resources;

• our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities;

• our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and

• our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

Moreover, even if we are able to identify and successfully negotiate and complete an acquisition, these types of transactions can be complex and we may encounter unexpected difficulties or incur unexpected costs including:

• the diversion of management’s attention to integration matters;

• difficulties and costs associated with the integration of operations and systems;

• difficulties and costs associated with the assimilation of employees; and

• the risk that a change in ownership will negatively impact the relationship between an acquiree and the investors in its investment vehicles.

Each transaction may also present additional unique challenges. For example, our investment in AlpInvest faces the risk that the other asset managers in whose funds AlpInvest invests may no longer be willing to provide AlpInvest with investment opportunities as favorable as in the past, if at all.

Our organizational documents do not limit our ability to enter into new lines of business, and we may, from time to time, expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

We intend, to the extent that market conditions warrant, to seek to grow our businesses and expand into new investment strategies, geographic markets and businesses. Moreover, our organizational documents do not limit us to the asset management business. To the extent that we make strategic investments or acquisitions in new geographic markets or businesses, undertake other related strategic initiatives or enter into a new line of business, we may face numerous risks and uncertainties, including risks associated with the following:

• the required investment of capital and other resources;

• the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;

• the combination or integration of operational and management systems and controls; and

• the broadening of our geographic footprint, including the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.

Further, entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.

Our strategic initiatives may include joint ventures, which may subject us to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. We currently participate in several joint advisory arrangements and may elect to participate in additional joint venture opportunities in the future if we believe that operating in such a structure is in our best interests. There can be no assurances that our current joint advisory arrangements will continue in their current form, or at all, in the future or that we will be able to identify acceptable joint venture partners in the future or that our participation in any additional joint venture opportunities will be successful.

Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.

Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. In May 2010, the U.S. House of Representatives passed legislation, or “May 2010 House bill,” that would have, in general, treated income and gains now treated as capital gains, including gain on disposition of interests, attributable to an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Common unitholders interest in us, our interest in Carlyle Holdings II L.P. and the interests that Carlyle Holdings II L.P. holds in entities that are entitled to receive carried interest may have been classified as ISPIs for purposes of this legislation. The U.S. Senate did not pass similar legislation at that time. On February 11, 2013, Senator Carl Levin introduced similar legislation, (collectively with the House bill, the “Levin bills”) that would generally tax carried interest at ordinary income rates. Senator Levin’s bill, similar to later versions of the House bill, includes exceptions, including exceptions for interests in publicly traded partnerships, like The Carlyle Group L.P., that would appear to not recharacterize all of the gain from a disposition of units as ordinary income. It is unclear when or whether the U.S. Congress will vote on this legislation or what provisions will be included in any legislation, if enacted.

Both the May 2010 House bill and the Levin bills provide that, for taxable years beginning 10 years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, common unitholders could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

On September 12, 2011, the Obama administration proposed policies similar to those in the American Jobs Act that would tax income and gain, now treated as capital gains, including gain on disposition of interests, attributable to an ISPI at rates higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would be considered to be a qualified capital interest. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. Furthermore, in its published revenue proposal for 2013, the Obama administration proposed that current law regarding the treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration’s published revenue proposals for 2010, 2011 and 2012 contained similar proposals.

Furthermore, on February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework if enacted could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates the President’s support for treatment of carried interest as ordinary income, as provided in the President’s revenue proposal for 2013 described above. Because the framework did not include specifics, its effect on us is unclear, but the framework reflects a proposal by the President to try to change the tax law in ways that could be adverse to us.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York considered legislation under which common unitholders, even if a nonresident, could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York. This legislation would have been retroactive to January 1, 2010. It is unclear when or whether similar legislation will be enacted. In addition, states and other jurisdictions have considered legislation to increase taxes involving other aspects of our structure. In addition, states and other jurisdictions have considered and enacted legislation which could increase taxes imposed on our income and gain. For example, the District of Columbia has recently passed legislation that could expand the portion of our income that could be subject to District of Columbia income tax.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which is discussed below. See “— Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and common unit price.” In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also requires us to commit additional management, operational, and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to continue to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and common unit price.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. Commencing with the filing of our Form 10-K for the year ended December 31, 2013, we are required to complete an annual management assessment of the effectiveness of our internal controls over financial reporting and the inclusion of an opinion from our independent registered public accounting firm regarding its assessment. We are in the process of addressing our internal controls over, and policies and procedures related to, financial reporting and the identification of key financial reporting risks, assessment of their potential impact, and linkage of those risks to specific areas and activities within our firm. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected, and our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in our common unit price.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, information and other data processing systems. We face various security threats, including cyber security attacks to our information technology infrastructure and attempts to gain access to our proprietary information. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in Washington, D.C., where most of our administrative and operations personnel are located, and our office in Arlington, Virginia, which houses our treasury and finance functions, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. Due to the fact that the market for hiring talented professionals is competitive, we may not be able to grow at the pace we desire.

Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties.

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new investors or discourage others from doing business with us. Some of our investment funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission and U.S. federal and state banking authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act of 1940, as amended (the “1940 Act”), and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our asset management activities in the United States. Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See “Business —Regulatory and Compliance Matters.”

We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. For example, we recently filed a Form 10 to sponsor a business development company that expects to be treated as an investment company under the 1940 Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. This could increase our compliance costs and create the potential for additional liabilities and penalties.

In addition, the recently enacted Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”) expands the scope of U.S. sanctions against Iran. Among other things, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office Foreign Assets Control engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose transactions even if they were permissible under U.S. law. Applus Servicios Technologicos, S.L.U., which may be considered our affiliate, has informed us that it has engaged in the activities which are described on Exhibit 99.2 of this report, which disclosure is hereby incorporated by reference herein. We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.

As a result of the financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the domestic regulatory environment in which we operate in the United States. There has been an active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Regulatory focus on our industry is likely to intensify if, as has happened from time to time, the alternative asset management industry falls into disfavor in popular opinion or with state and federal legislators, as the result of negative publicity or otherwise.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions, which could have an adverse impact on our ability to conduct our business:

• The Dodd-Frank Act establishes the Financial Stability Oversight Council (the “FSOC”), an interagency body acting as the financial system’s systemic risk regulator with the authority to review the activities of nonbank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States or if the nature, scope, size, scale, concentration, interconnectedness or mix of their activities could pose a threat to U.S. financial stability. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. During Stage 1, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a threshold leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. Although it is unlikely that we would be designated as systemically important under the process outlined in the final rule and interpretive guidance, the designation criteria could, and is expected to, evolve over time. While the FSOC will use the Stage 1 thresholds in identifying nonbank financial companies for further evaluation, it may initially evaluate any nonbank financial company based on other firm-specific quantitative or qualitative factors, irrespective of whether such company meets the thresholds in Stage 1. If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, which could include a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

• The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which expires on July 21, 2014. At that time, banking entities shall have had to wind down, sell, transfer or otherwise conform their investments and sponsorship activities to the Volcker Rule, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition. On October 11, 2011, the Federal Reserve and other federal regulatory agencies issued a proposed rule implementing the Volcker Rule; it is unclear when the final rule will be issued and effective and there may be significant changes to the proposed rule.

• The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Advisers Act, to maintain extensive records and to file reports with information that the regulators identify as necessary for monitoring systemic risk. Although a Carlyle subsidiary has been registered as an investment adviser for over 15 years, the Dodd-Frank Act will affect our business and operations, including increasing regulatory costs, imposing additional burdens on our staff and potentially requiring the disclosure of sensitive information.

• The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

• The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the clawback of related incentive compensation from current and former executive officers.

• The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC and the Federal Reserve.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagement of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state-level regarding “pay to play” practices by investment advisers. For example, in May 2009, we reached resolution with the Office of the Attorney General of the State of New York (the “NYAG”) regarding its inquiry into the use of placement agents by various asset managers, including Carlyle, to solicit New York public pension funds for private equity and hedge fund investment commitments. We made a $20 million payment to New York State as part of this resolution in November 2009 and agreed to adopt the NYAG’s Code of Conduct.

In September 2010, California enacted legislation, which became effective in January 2011, requiring placement agents who solicit funds from the California state retirement systems, such as CalPERS and the California State Teachers’ Retirement System, to register as lobbyists. In addition to increased reporting requirements, the legislation prohibits placement agents from receiving contingent compensation for soliciting investments from California state retirement systems. New York City has enacted similar measures, which became effective on January 1, 2011, that require asset management firms and their employees that solicit investments from New York City’s five public pension systems to register as lobbyists. Like the California legislation, the New York City measures impose significant compliance obligations on registered lobbyists and their employers, including annual registration fees, periodic disclosure reports and internal recordkeeping, and also prohibit the acceptance of contingent fees. Moreover, other states or municipalities may consider similar legislation as that enacted in California and New York City or adopt regulations or procedures with similar effect. These types of measures could materially and adversely impact our business.

It is impossible to determine the extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.

Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular Europe, has become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.

In October 2010, the EU Council of Ministers adopted a directive to amend the revised Capital Requirements Directive (“CRD III”), which, among other things, requires European Union (“EU”) member states to introduce stricter control on remuneration of key employees and risk takers within specific credit institutions and investment firms. The Financial Services Authority (the “FSA”) has implemented CRD III by amending its remuneration code although the extent of the regulatory impact will differ depending on a firm’s size and the nature of its activities.

In addition, in November 2010, the European Parliament voted to approve the EU Directive on Alternative Investment Fund Managers (the “EU Directive”), which establishes a new EU regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The EU Directive generally applies to managers with a registered office in the EU (or managing an EU-based fund vehicle), as well as non-EU-based managers that market securities of alternative investment funds in the European Union. In general, the EU Directive will have a staged implementation over a period of years beginning in mid-2013 for EU-based managers (or EU-based funds) and no later than 2018 for non-EU-based managers marketing non-EU-based funds into the European Union. Compliance with the EU Directive will subject us to a number of additional requirements, including rules relating to the remuneration of certain personnel (principally adopting the provisions of CRD III referred to above), certain capital requirements for alternative investment fund managers, leverage oversight for each investment fund, liquidity management and retention of depositories for each investment fund. Compliance with the requirements of the EU Directive will impose additional compliance expense for us and could reduce our operating flexibility and fund raising opportunities.

In December 2011, China’s National Development and Reform Commission issued a new circular regulating the activities of private equity funds established in China. The circular includes new rules relating to the establishment, fundraising and investment scope of such funds; risk control mechanisms; basic responsibilities and duties of fund managers; information disclosure systems; and record filing. Compliance with these requirements may impose additional expense.

Our investment businesses are subject to the risk that similar measures might be introduced in other countries in which our funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.

See “Risks Related to Our Business Operations —Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investments in companies that are based in the United States” and “Business — Regulatory and Compliance Matters” for more information.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, the activities of our portfolio companies and a variety of other litigation claims and regulatory inquiries and actions. From time to time we and our portfolio companies have been and may be subject to regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies.

For example, on February 14, 2008, a private class action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts. The complaint alleges, among other things, that certain private equity firms, including Carlyle, violated Section 1 of the Sherman Antitrust Act of 1890 (the “Sherman Act”) by forming multi-sponsor consortiums for the purpose of bidding collectively in corporate buyout auctions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” It is difficult to determine what impact, if any, this litigation (and any future related litigation), together with any increased governmental scrutiny or regulatory initiatives, will have on the private equity industry generally or on us and our funds specifically. As a result, the foregoing could have an adverse impact on us or otherwise impede our ability to effectively achieve our asset management objectives. See “Part I. Item 3. Legal Proceedings” for more information on this and other proceedings.

In addition, to the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. For example, investors in a portfolio investment in Brazil that is experiencing significant financial distress have threatened to bring claims in relation to that investment. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our private equity funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

If any lawsuits were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds) or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

In addition, with a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, results of operations and financial condition.

Employee misconduct could harm us by impairing our ability to attract and retain investors in our funds and subjecting us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm performance.

There is a risk that our employees could engage in misconduct that adversely affects our business. Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, whether or not substantiated, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.

In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.

In addition, we will also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might also undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses and inhibit our ability to maintain our collaborative culture.

We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the alternative asset management industry we are currently, and as we continue to develop our managed account business and expand we will be, subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we expand our platform, the allocation of investment opportunities among our investment funds may become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers) that may reduce the positive synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over AlpInvest, AlpInvest’s historical management team will continue to exercise independent investment authority without involvement by other Carlyle personnel. See “— Risks Related to Our Business Operations— Our Solutions business is subject to additional risks.” In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.

Risks Related to Our Business Operations

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.

In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. In some of our funds, such as our hedge funds, a reduction in the value of our AUM in such funds could result in a reduction in management fees and incentive fees we earn. In other funds managed by us, such as our private equity funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn. Moreover, we could experience losses on our investments of our own capital as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s or fund of funds vehicle’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. See “— We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.”

Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds and fund of funds vehicles might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of the poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue.

Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect transaction fees or carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. For example, during 2008 and 2009, many third-party investors that invested in alternative assets and have historically invested in our investment funds experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real assets, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of distributions from their existing private equity and real assets portfolios, many of these investors were left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which significantly limited their ability to make new commitments to third-party managed investment funds such as those advised by us. Although economic conditions have improved and many investors have increased the amount of commitments they are making to alternative investment funds, there can be no assurance that this will continue. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.

An investment in a limited partner interest in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pensions are significantly underfunded and their funding problems have been exacerbated by the recent economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments.

In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. The failure to successfully raise capital commitments to new investment funds may also expose us to credit risk in respect of financing that we may provide such funds. When existing capital commitments to a new investment fund are insufficient to fund in full a new investment fund’s participation in a transaction, we may lend money to or borrow money from financial institutions on behalf of such investment funds to bridge this difference and repay this financing with capital from subsequent investors to the fund. Our inability to identify and secure capital commitments from new investors to these funds may expose us to losses (in the case of money that we lend directly to such funds) or adversely impact our ability to repay such borrowings or otherwise have an adverse impact on our liquidity position. Finally, if we seek to expand into other business lines, we may also be unable to raise a sufficient amount of capital to adequately support such businesses. The failure of our investment funds to raise capital in sufficient amounts could result in a decrease in our AUM as well as management fee and transaction fee revenue, or could result in a decline in the rate of growth of our AUM and management fee and transaction fee revenue, any of which could have a material adverse impact on our revenues and financial condition. Our past experience with growth of AUM provides no assurance with respect to the future. For example, our next generation of large buyout and other funds could be smaller in overall size than our current large buyout and other funds. There can be no assurance that any of our business segments will continue to experience growth in AUM.

Some of our fund investors may have concerns about our status as a publicly traded partnership, including concerns that being a public partnership we will shift our focus from the interests of our fund investors to those of our common unitholders. Some of our fund investors may believe that as a publicly-traded entity we will strive for near-term profit instead of superior risk-adjusted returns for our fund investors over time or grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince fund investors that our status as a public partnership will not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our fund investors not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and could have a material adverse effect on our business and financial condition.

Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.

In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. For instance, we have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our investors (or to decline to receive any transaction fees from portfolio companies owned by our funds). To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we earn. Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “— The alternative asset management business is intensely competitive.”

In addition, we believe that certain institutional investors, including sovereign wealth funds and public pension funds, could in the future demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as efficient as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients.

Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance fees.

There are often no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds. We determine the fair value of the investments of each of our investment funds at least quarterly based on the fair value guidelines set forth by generally accepted accounting principles in the United States. The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of such investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. In determining fair values of real estate investments, we also consider projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. In some instances, other valuation techniques, including the discounted cash flow method, may be used to value illiquid investments.

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment, which could cause some investors to question our valuations.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential carried interest and incentive fees and in the case of our hedge funds, management fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds.

The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.

We have presented in this report information relating to the historical performance of our investment funds. The historical and potential future returns of the investment funds that we advise are not directly linked to returns on our common units. Therefore, any continued positive performance of the investment funds that we advise will not necessarily result in positive returns on an investment in our common units. However, poor performance of the investment funds that we advise would cause a decline in our revenue from such investment funds, and could therefore have a negative effect on our performance, our ability to raise future funds and in all likelihood the returns on an investment in our common units.

Moreover, with respect to the historical returns of our investment funds:

• market conditions at times were significantly more favorable for generating positive performance, particularly in our Corporate Private Equity and Real Assets businesses, than the market conditions we experienced in recent years and may continue to experience for the foreseeable future;

• the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments;

• unitholders will not benefit from any value that was created in our funds prior to our becoming a public company to the extent such value was previously realized;

• in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future;

• the rates of returns of some of our funds in certain years have been positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;

• our investment funds’ returns in some years have benefited from investment opportunities and general market conditions that may not repeat themselves (including, for example, particularly favorable borrowing conditions in the debt markets during 2005, 2006 and early 2007), and our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and

• we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns than our existing or previous funds.

In addition, future returns will be affected by the applicable risks described elsewhere in this report, including risks related to the industries and businesses in which our funds may invest. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Segment Analysis — Fund Performance Metrics” for additional information.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Many of our carry funds’ and fund of funds vehicles’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our Corporate Private Equity and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness, such as the increase we experienced during 2009, would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our carry funds’ and fund of funds vehicles’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”

Investments in highly leveraged entities are also inherently more sensitive to declines in revenue, increases in expenses and interest rates and adverse economic, market and industry developments. Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:

• subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;

• allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;

• give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

• limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

• limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

• limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, a number of investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and, in certain cases, defaulted on their debt obligations due to a decrease in revenue and cash flow precipitated by the subsequent downturn during 2008 and 2009. Similarly, the leveraged nature of the investments of our Real Assets funds increases the risk that a decline in the fair value of the underlying real estate or tangible assets will result in their abandonment or foreclosure. For example, in 2011 and 2012, several investments of our real estate funds were foreclosed, resulting in aggregate write-offs of approximately $299 million in 2011 and $178 million in 2012, most of which had been already been recognized as unrealized investment losses by the respective fund in prior periods.

When our private equity funds’ existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our Corporate Private Equity and Real Assets funds’ existing portfolio investments came due, these funds could be materially and adversely affected.

Many of our Global Market Strategies funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investment that our investment funds make.

Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition and cash flow.

A decline in the pace or size of investments by our carry funds or fund of funds vehicles could result in our receiving less revenue from transaction fees.

The transaction fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of such investments could reduce our transaction fees and could make it more difficult for us to raise capital on our anticipated schedule. Many factors could cause such a decline in the pace of investment, including:

• the inability of our investment professionals to identify attractive investment opportunities;

• competition for such opportunities among other potential acquirers;

• decreased availability of capital on attractive terms; and

• our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets.

In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our investors (or to decline to receive transaction fees from portfolio companies held by our funds). To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we earn. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

The alternative asset management business is intensely competitive.

The alternative asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our alternative asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional asset managers, real estate development companies, commercial banks, investment banks and other financial institutions (as well as sovereign wealth funds). For instance, Carlyle and Riverstone have mutually decided not to pursue another jointly managed fund as co-sponsors. Accordingly, we expect that our future energy funds (including any new funds advised by NGP, in which we recently acquired an equity interest as described in “Part I. Item 1. Business”) will compete with Riverstone, among other alternative asset managers, for investment opportunities and fund investors in the energy and renewable space. A number of factors serve to increase our competitive risks:

• a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;

• some of our funds may not perform as well as competitors’ funds or other available investment products;

• several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

• some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

• some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

• some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance expense than we do;

• some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;

• some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

• our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

• there are relatively few barriers to entry impeding the formation of new alternative asset management firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition;

• some investors may prefer to invest with an asset manager that is not publicly traded or is smaller with only one or two investment products that it manages; and

• other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by our competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by our competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the alternative asset management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.

Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and, in the case of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International” and “Corruption Perceptions Index”) such as China, India, Indonesia, Latin America and MENA, and we have recently hired investment professionals to facilitate investment in Sub-Saharan Africa. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Fraud, accounting irregularities and deceptive practices can be especially difficult to detect in such locations. For example, two Chinese companies in which we have minority investments are the subject of internal investigations in connection with allegations of financial or accounting irregularities, and a purported class action has been brought against one of the Chinese companies and certain of its present and former officers and directors, including a Carlyle employee who is a former director of such entity. We do not have sufficient information at this time to give an assessment of the likely outcome of these matters or as to the ultimate impact these allegations, if true, may have on the value of our investments. In addition, investment opportunities may arise in companies that have historic and/or unresolved regulatory, tax, fraud or accounting related investigations, audits or enquiries and/or have been subjected to public accusations of improper behavior. However, even heightened and specific due diligence and investigations with respect to such matters may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity and/or will be able to accurately identify, assess and quantify settlements, enforcement actions and judgments that may arise and which could have a material adverse effect on the portfolio company’s business, financial condition and operations, as well potential significant harm to the portfolio company’s reputation and prospects. We cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment. Failure to identify risks associated with our investments could have a material adverse effect on our business.

Our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. We have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is subject to significant risks, and we may lose some or all of the principal amount of our investments.

The investments of our private equity funds are subject to a number of inherent risks.

Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our private equity funds involve a number of significant risks inherent to private equity investing, including the following:

• we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation, such as the telecommunications industry, the aerospace, defense and government services industry and the healthcare industry (including companies that supply equipment and services to governmental agencies), that may involve greater risk due to rapidly changing market and governmental conditions in those sectors;

• significant failures of our portfolio companies to comply with laws and regulations applicable to them could affect the ability of our funds to invest in other companies in certain industries in the future and could harm our reputation;

• companies in which private equity investments are made may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

• companies in which private equity investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects and the investment made;

• companies in which private equity investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

• companies in which private equity investments are made generally have less predictable operating results;

• instances of fraud and other deceptive practices committed by senior management of portfolio companies in which our funds invest may undermine our due diligence efforts with respect to such companies and, upon the discovery of such fraud, negatively affect the valuation of a fund’s investments as well as contribute to overall market volatility that can negatively impact a fund’s investment program;

• our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;

• our funds generally establish the capital structure of portfolio companies on the basis of the financial projections based primarily on management judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds’ performance to fall short of our expectations; and

• executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which a private equity investment is made or is being made.

Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:

• those associated with the burdens of ownership of real property;

• general and local economic conditions;

• changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding);

• fluctuations in the average occupancy and room rates for hotel properties;

• the financial resources of tenants;

• changes in building, environmental and other laws;

• energy and supply shortages;

• various uninsured or uninsurable risks;

• natural disasters;

• changes in government regulations (such as rent control);

• changes in real property tax rates;

• changes in interest rates;

• the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

• negative developments in the economy that depress travel activity;

• environmental liabilities;

• contingent liabilities on disposition of assets; and

• terrorist attacks, war and other factors that are beyond our control.

During 2008 and 2009, real estate markets in the United States, Europe and Japan generally experienced increases in capitalization rates and declines in value as a result of the overall economic decline and the limited availability of financing. As a result, the value of investments in our real estate funds declined significantly. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, our funds’ properties may be managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

As an element of our investment style, we may pursue unusually complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other asset managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the performance of our funds.

Our investment funds make investments in companies that we do not control.

Investments by many of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our funds may acquire minority equity interests in large transactions, which may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We participated in a number of consortium transactions in prior years due to the increased size of many of the transactions in which we were involved. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium sponsors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments may be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of investments made by our carry funds. For example, as of December 31, 2012, approximately 42% of the equity invested by our carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

• certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments;

• the imposition of non-U.S. taxes on gains from the sale of investments by our funds;

• the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

• changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

• differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

• limitations on borrowings to be used to fund acquisitions or dividends;

• political hostility to investments by foreign or private equity investors;

• less liquid markets;

• reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;

• adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

• higher rates of inflation;

• higher transaction costs;

• less government supervision of exchanges, brokers and issuers;

• less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact us or an unrelated fund or portfolio company);

• difficulty in enforcing contractual obligations;

• less stringent requirements relating to fiduciary duties;

• fewer investor protections; and

• greater price volatility.

We operate in numerous national and subnational jurisdictions throughout the world and are subject to complex taxation requirements that could result in the imposition of taxes in excess of any amounts that are reserved as a cash or financial statement matter for such purposes. In addition, the portfolio companies of our funds are typically subject to taxation in the jurisdictions in which they operate. It is possible that changes in law subsequent to the date of an investment in a particular portfolio company will adversely affect returns from that investment, or adversely affect any prospective investments in a particular jurisdiction, for example as a result of new legislation in any such local jurisdiction affecting the deductibility of interest or other expenses related to acquisition financing.

Our funds’ investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “— Risks Related to Our Business Operations —Risk management activities may adversely affect the return on our funds’ investments.”

We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.

If, at the end of the life of a carry fund (or earlier with respect to certain of funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. This obligation is known as a “giveback” obligation. As of December 31, 2012, we had accrued a giveback obligation of $69.2 million, representing the giveback obligation that would need to be paid if the carry funds were liquidated at their current fair values at that date. If, as of December 31, 2012, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.2 billion, on an after-tax basis where applicable. Although a giveback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We also set aside cash reserves from carried interest we receive and retain for potential giveback obligations that we may be required to fund in the future. However, we have not set aside additional cash reserves relating to the secondary liability we retain for the giveback obligations attributable to our individual senior Carlyle professionals and other employees if they fail to satisfy these obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business —Structure and Operation of Our Investment Funds —Incentive Arrangements / Fee Structure” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations— Contingent Obligations (Giveback)” and Notes 2 and 11 to the consolidated financial statements.

Our investment funds often make common equity investments that rank junior to preferred equity and debt in a company’s capital structure.

In most cases, the companies in which our investment funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

Third-party investors in substantially all of our carry funds have the right to remove the general partner of the fund for cause, to accelerate the liquidation date of the investment fund without cause by a simple majority vote and to terminate the investment period under certain circumstances and investors in certain of the investment funds we advise may redeem their investments. These events would lead to a decrease in our revenues, which could be substantial.

The governing agreements of substantially all of our carry funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause (other than the AlpInvest fund of funds vehicles) or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the expected amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, Messrs. Conway, D’Aniello and Rubenstein, in the case of our private equity funds), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.

The AlpInvest fund of funds vehicles generally provide for suspension or termination of investment commitments in the event of cause, key person or regulatory events, changes in control of Carlyle or of majority ownership of AlpInvest, and, in some cases, other performance metrics, but generally have not provided for liquidation without cause. Where AlpInvest fund of funds vehicles include “key person” provisions, they are focused on specific existing AlpInvest personnel. While we believe that existing AlpInvest management have appropriate incentives to remain at AlpInvest, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of AlpInvest management team members in respect of the AlpInvest fund of funds vehicles. In addition, AlpInvest fund of funds vehicles have historically had few or even a single investor. In such cases, an individual investor may hold disproportionate authority over decisions reserved for third-party investors.

Investors in our hedge funds may generally redeem their investments on an annual, semi-annual or quarterly basis without penalty following the expiration of a specified period of time when capital may not be withdrawn (typically between three months and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenue and cash flow.

In addition, because our investment funds generally have an adviser that is registered under the Advisers Act, the management agreements of all of our investment funds would be terminated upon an “assignment” of these agreements without investor consent, which assignment may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. “Assignment” of these agreements without investor consent could cause us to lose the fees we earn from such investment funds.

Third-party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in our carry funds and fund of funds vehicles make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our Global Market Strategies funds could acquire a debt security issued by the same company in which one of our buyout funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and that conflict would have to be carefully managed by us. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Lastly, in certain infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

Risk management activities may adversely affect the return on our funds’ investments.

When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed.

Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia, Peru, Japan, South Africa or MENA; and we advise funds that invest in a single industry sector, such as financial services. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly.

Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments may be subject to a greater risk of poor performance or loss.

Certain of our investment funds, especially our distressed and corporate opportunities funds, may invest in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company.

Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.

Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the credit crisis has caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has begun to improve, there remain many obstacles to continued growth in the economy such as high unemployment, global geopolitical events, risks of inflation and high deficit levels for governments in the United States and abroad. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the consumer products sector and real estate. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit markets. For example, speculation regarding the inability of Greece, Spain and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the Eurozone currency have created uncertainty in the credit markets. As a result, there has been a strain on banks and other financial services participants, including our portfolio companies in the financial services industry, which could have a material adverse impact on such portfolio companies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. In respect of real estate, various factors could halt or limit a recovery in the housing market and have an adverse effect on investment performance, including, but not limited to, continued high unemployment, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates.

The financial projections of our portfolio companies could prove inaccurate.

Our funds generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.

Contingent liabilities could harm fund performance.

We may cause our funds to acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Accordingly, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.

We and our investment funds are subject to risks in using prime brokers, custodians, administrators and other agents.

We and many of our investment funds depend on the services of prime brokers, custodians, administrators and other agents to carry out certain securities transactions. The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. The consolidation and elimination of counterparties resulting from the disruption in the financial markets has increased our concentration of counterparty risk and has decreased the number of potential counterparties. Our funds generally are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In the event of the insolvency of a party that is holding our assets or those of our funds as collateral, we and our funds may not be able to recover equivalent assets in full as we and our funds will rank among the counterparty’s unsecured creditors. In addition, our and our funds’ cash held with a prime broker, custodian or counterparty may not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and we and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover our or our investment funds’ assets could have a material impact on us or on the performance of our funds.

Our Solutions business is subject to additional risks.

Our Solutions business is subject to additional risks, including the following:

• The AlpInvest business is subject to business and other risks and uncertainties generally consistent with our business as a whole, including without limitation legal and regulatory risks, the avoidance or management of conflicts of interest and the ability to attract and retain investment professionals and other personnel.

• We will restrict our day-to-day participation in the AlpInvest business, which may in turn limit our ability to address risks arising from the AlpInvest business for so long as AlpInvest maintains separate investment operations. Although we maintain ultimate control over AlpInvest, AlpInvest’s historical management team (who are our employees) will continue to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, Carlyle representatives will serve on the board of AlpInvest but we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest investment business, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its client mandates, will be shared. As such, we will have a reduced ability to identify or respond to investment and other operational issues that may arise within the AlpInvest business, relative to other Carlyle investment funds.

• Historically, the main part of AlpInvest capital commitments have been obtained from its initial co-owners, with such owners thereby holding highly concentrated voting rights with respect to potential suspension or termination of investment commitments made to AlpInvest.

• AlpInvest is expected to seek to broaden its client base by advising separate accounts for investors on an account-by-account basis. AlpInvest has only limited experience in attracting new clients and may not be successful in this strategy.

• AlpInvest’s co-investment business could be subject to the risk that other private equity sponsors, alongside whom AlpInvest has historically invested in leveraged buyouts and growth capital transactions throughout Europe, North America and Asia, will no longer be willing to provide AlpInvest with investment opportunities as favorable as in the past, if at all, as a result of our ownership of AlpInvest.

• AlpInvest’s secondary investments business could also be subject to the risk that opportunities in the secondary investments market may not be as favorable as in the past.

We intend to continue to build upon the foundation created by the AlpInvest business by expanding into new products and initiatives that facilitate third party access to our funds. However, we may not succeed in our expansion initiative in the way that we intend.

Our hedge fund investments are subject to additional risks.

Investments by the hedge funds we advise are subject to additional risks, including the following:

• Generally, there are few limitations on the execution of these hedge funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds.

• These funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

• These funds may be limited in their ability to engage in short selling or other activities as a result of regulatory mandates. Such regulatory actions may limit our ability to engage in hedging activities and therefore impair our investment strategies. In addition, these funds may invest in securities and other assets for which appropriate market hedges do not exist or cannot be acquired on attractive terms.

• These funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss.

• Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which these funds transact on a daily basis.

• The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments, which can be difficult to execute.

• These funds may make investments or hold trading positions in markets that are volatile and may become illiquid.

• These funds’ investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances. In addition, the funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.

• These funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, and the general partners of the funds have a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, our funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.

Through our partnership with Vermillion, our funds may hold physical commodities. These investments incur storage and insurance costs and may suffer the risk of loss from storage inadequacy, insurance counterparty default, and spoilage.

Risks Related to Our Organizational Structure

Our common unitholders do not elect our general partner or, except in limited circumstances, vote on our general partner’s directors and have limited ability to influence decisions regarding our business.

Our general partner, Carlyle Group Management L.L.C., which is owned by our senior Carlyle professionals, manages all of our operations and activities. The limited liability company agreement of Carlyle Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. As of December 31, 2012 the percentage of the voting power of The Carlyle Group L.P. limited partners collectively held by those categories of holders and calculated in this manner was approximately 87%. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate relative ownership of our common units and partnership units. As a result, our common unitholders have limited ability to influence decisions regarding our business.

Our senior Carlyle professionals will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.

TCG Carlyle Global Partners L.L.C., an entity wholly-owned by our senior Carlyle professionals, holds a special voting unit that provides it with a number of votes on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters) that is equal to the aggregate number of vested and unvested Carlyle Holdings partnership units held by the limited partners of Carlyle Holdings. As of December 31, 2012, a special voting unit held by TCG Carlyle Global Partners L.L.C. provided it with approximately 86% of the total voting power of The Carlyle Group L.P. limited partners. Accordingly, our senior Carlyle professionals generally will have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of The Carlyle Group L.P.

Our common unitholders’ voting rights are further restricted by the provision in our partnership agreement stating that any common units held by a person that beneficially owns 20% or more of any class of The Carlyle Group L.P. common units then outstanding (other than our general partner and its affiliates, or a direct or subsequently approved transferee of our general partner or its affiliates) cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of our management. Our partnership agreement also does not restrict our general partner’s ability to take actions that may result in our being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes. Furthermore, the common unitholders are not entitled to dissenters’ rights of appraisal under our partnership agreement or applicable Delaware law in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event.

As a result of these matters and the provisions referred to under “— Our common unitholders do not elect our general partner or, except in limited circumstances, vote on our general partner’s directors and will have limited ability to influence decisions regarding our business,” our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of The Carlyle Group L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.

We are permitted to repurchase all of the outstanding common units under certain circumstances, and this repurchase may occur at an undesirable time or price.

We have the right to acquire all of our then-outstanding common units at the then-current trading price either if 10% or less of our common units are held by persons other than our general partner and its affiliates or if we are required to register as an investment company under the 1940 Act. As a result of our general partner’s right to purchase outstanding common units, a holder of common units may have his common units purchased at an undesirable time or price.

We are a limited partnership and as a result qualify for and intend to continue to rely on exceptions from certain corporate governance and other requirements under the rules of the NASDAQ Global Select Market.

We are a limited partnership and qualify for exceptions from certain corporate governance and other requirements of the rules of the NASDAQ Global Select Market. Pursuant to these exceptions, limited partnerships may elect not to comply with certain corporate governance requirements of the NASDAQ Global Select Market, including the requirements (1) that a majority of the board of directors of our general partner consist of independent directors, (2) that we have a compensation committee that is composed entirely of independent directors, (3) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisors, (4) that we have independent director oversight of director nominations, and (5) that we obtain unitholder approval for (a) certain private placements of units that equal or exceed 20% of the outstanding common units or voting power, (b) certain acquisitions of stock or assets of another company or (c) a change of control transaction. In addition, we are not required to hold annual meetings of our common unitholders. We intend to continue to avail ourselves of these exceptions. Accordingly, common unitholders generally do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of the NASDAQ Global Select Market.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our common unitholders, which may permit them to favor their own interests to the detriment of us and our common unitholders.

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include, among others, the following:

• our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to common unitholders;

• our general partner is allowed to take into account the interests of parties other than us and the common unitholders in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have certain duties and obligations to those funds and their investors as a result of which we expect to regularly take actions in a manner consistent with such duties and obligations but that might adversely affect our near term results of operations or cash flow;

• because our senior Carlyle professionals hold their Carlyle Holdings partnership units directly or through entities that are not subject to corporate income taxation and The Carlyle Group L.P. holds Carlyle Holdings partnership units through wholly-owned subsidiaries, some of which are subject to corporate income taxation, conflicts may arise between our senior Carlyle professionals and The Carlyle Group L.P. relating to the selection, structuring and disposition of investments and other matters. For example, the earlier disposition of assets following an exchange or acquisition transaction by a limited partner of the Carlyle Holdings partnerships generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a limited partner of the Carlyle Holdings partnerships without giving rise to any rights of a limited partner of the Carlyle Holdings partnerships to receive payments under the tax receivable agreement;

• our partnership agreement does not prohibit affiliates of the general partner, including its owners, from engaging in other businesses or activities, including those that might directly compete with us;

• our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common units, common unitholders have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law;

• our partnership agreement will not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as our general partner agrees to the terms of any such additional contractual arrangements in good faith as determined under the partnership agreement;

• our general partner determines how much debt we incur and that decision may adversely affect our credit ratings;

• our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

• our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

• our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence” and “Part III. Items 10. Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors—Conflicts Committee.”

Our partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our general partner and limit remedies available to common unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for a common unitholder to successfully challenge a resolution of a conflict of interest by our general partner or by its conflicts committee.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our partnership agreement provides that when our general partner is acting in its individual capacity, as opposed to in its capacity as our general partner, it may act without any fiduciary obligations to us or our common unitholders whatsoever. When our general partner, in its capacity as our general partner, is permitted to or required to make a decision in its “sole discretion” or “discretion” or pursuant to any provision of our partnership agreement not subject to an express standard of “good faith,” then our general partner is entitled to consider only such interests and factors as it desires, including its own interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners and will not be subject to any different standards imposed by the partnership agreement, otherwise existing at law, in equity or otherwise.

The modifications of fiduciary duties contained in our partnership agreement are expressly permitted by Delaware law. Hence, we and our common unitholders only have recourse and are able to seek remedies against our general partner if our general partner breaches its obligations pursuant to our partnership agreement. Unless our general partner breaches its obligations pursuant to our partnership agreement, we and our common unitholders do not have any recourse against our general partner even if our general partner were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our partnership agreement, our partnership agreement provides that our general partner and its officers and directors are not be liable to us or our common unitholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These modifications are detrimental to the common unitholders because they restrict the remedies available to common unitholders for actions that without those limitations might constitute breaches of duty (including fiduciary duty).

Whenever a potential conflict of interest exists between us, any of our subsidiaries or any of our partners, and our general partner or its affiliates, our general partner may resolve such conflict of interest. Our general partner’s resolution of the conflict of interest will conclusively be deemed approved by the partnership and all of our partners, and not to constitute a breach of the partnership agreement or any duty, unless the general partner subjectively believes such determination or action is opposed to the best interests of the partnership. A common unitholder seeking to challenge this resolution of the conflict of interest would bear the burden of proving that the general partner subjectively believed that such resolution was opposed to the best interests of the partnership. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Also, if our general partner obtains the approval of the conflicts committee of our general partner, any determination or action by the general partner will be conclusively deemed to be made or taken in good faith and not a breach by our general partner of the partnership agreement or any duties it may owe to us or our common unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Common unitholders, in purchasing our common units, are deemed as having consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law. As a result, common unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence” and “Part III. Items 10. Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors—Conflicts Committee.”

The control of our general partner may be transferred to a third party without common unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or consolidation without the consent of our common unitholders. Furthermore, at any time, the members of our general partner may sell or transfer all or part of their limited liability company interests in our general partner without the approval of the common unitholders, subject to certain restrictions as described elsewhere in this annual report. A new general partner may not be willing or able to form new investment funds and could form funds that have investment objectives and governing terms that differ materially from those of our current investment funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Carlyle’s track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

We intend to pay periodic distributions to our common unitholders, but our ability to do so may be limited by our cash flow from operations and available liquidity, holding partnership structure, applicable provisions of Delaware law and contractual restrictions and obligations.

The Carlyle Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Carlyle Holdings held through wholly-owned subsidiaries. The Carlyle Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Carlyle Holdings to make distributions to its partners, including The Carlyle Group L.P.’s wholly-owned subsidiaries, to fund any distributions The Carlyle Group L.P. may declare on the common units. If Carlyle Holdings makes such distributions, the limited partners of Carlyle Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Carlyle Holdings. Because Carlyle Holdings I GP Inc. must pay taxes and make payments under the tax receivable agreement, the amounts ultimately distributed by The Carlyle Group L.P. to common unitholders are generally expected to be less, on a per unit basis, than the amounts distributed by the Carlyle Holdings partnerships to the limited partners of the Carlyle Holdings partnerships in respect of their Carlyle Holdings partnership units.

The declaration and payment of any distributions is at the sole discretion of our general partner, which may change our distribution policy at any time including, without limitation, to reduce the quarterly distributions payable to our common unitholders to less than $0.16 per common unit. There can be no assurance that any distributions, whether quarterly or otherwise, will or can be paid. Our ability to make cash distributions to our common unitholders depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us, payments required pursuant to the tax receivable agreement and such other factors as our general partner may deem relevant.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our credit facility or other financing arrangements may from time to time include covenants or other restrictions that could constrain our ability to make distributions.

We are required to pay the limited partners of the Carlyle Holdings partnerships for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with subsequent sales or exchanges of Carlyle Holdings partnership units and related transactions. In certain cases, payments under the tax receivable agreement with the limited partners of the Carlyle Holdings partnerships may be accelerated and/or significantly exceed the actual tax benefits we realize and our ability to make payments under the tax receivable agreement may be limited by our structure.

Limited partners of the Carlyle Holdings partnerships, may, subject to the terms of the exchange agreement and the Carlyle Holdings partnership agreements, exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis. A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Carlyle Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Carlyle Holdings I GP Inc. and any other entity which may in the future pay taxes and become obligated to make payments under the tax receivable agreement as described in the fourth succeeding paragraph below, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that provides for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that the corporate taxpayers realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Carlyle Holdings. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Carlyle Holdings, the payments that we may make pursuant to the tax receivable agreement will be substantial. The factors include:

• the timing of exchanges — for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Carlyle Holdings at the time of each exchange;

• the price of our common units at the time of the exchange — the increase in any tax deductions, as well as the tax basis increase in other assets, of Carlyle Holdings, is directly proportional to the price of our common units at the time of the exchange;

• the extent to which such exchanges are taxable — if an exchange is not taxable for any reason, increased deductions will not be available; and

• the amount and timing of our income — the corporate taxpayers will be required to pay 85% of the cash tax savings as and when realized, if any. If the corporate taxpayers do not have taxable income, the corporate taxpayers are not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been realized. However, any cash tax savings that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivables agreement.

The payments under the tax receivable agreement are not conditioned upon the tax receivable agreement counterparties’ continued ownership of us. In the event that The Carlyle Group L.P. or any of its wholly-owned subsidiaries that are not treated as corporations for U.S. federal income tax purposes become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the limited partners of the Carlyle Holdings partnerships would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. Assuming that the market value of a common unit were to be equal to $26.03 per common unit, which is the closing price per common unit as of December 31, 2013, and that LIBOR were to be 1.21%, we estimate that the aggregate amount of these termination payments would be approximately $1 billion if the corporate taxpayers were to exercise their termination right. The foregoing number is merely an estimate and the actual payments could differ materially. In addition, the limited partners of the Carlyle Holdings partnerships will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments to the limited partners of the Carlyle Holdings partnerships under the tax receivable agreement could be in excess of the corporate taxpayers’ actual cash tax savings.

Accordingly, it is possible that the actual cash tax savings realized by the corporate taxpayers may be significantly less than the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that the corporate taxpayers realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to the corporate taxpayers by Carlyle Holdings are not sufficient to permit the corporate taxpayers to make payments under the tax receivable agreement after they have paid taxes and other expenses. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

In the event that The Carlyle Group L.P. or any of its wholly-owned subsidiaries become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Tax Receivable Agreement.”

If The Carlyle Group L.P. were deemed to be an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An entity generally will be deemed to be an “investment company” for purposes of the 1940 Act if:

• it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

• absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Carlyle Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above. Furthermore, The Carlyle Group L.P. does not have any material assets other than its interests in certain wholly-owned subsidiaries, which in turn have no material assets other than general partner interests in the Carlyle Holdings partnerships. These wholly-owned subsidiaries are the sole general partners of the Carlyle Holdings partnerships and are vested with all management and control over the Carlyle Holdings partnerships. We do not believe that the equity interests of The Carlyle Group L.P. in its wholly-owned subsidiaries or the general partner interests of these wholly-owned subsidiaries in the Carlyle Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Carlyle Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that The Carlyle Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above. In addition, we believe that The Carlyle Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that The Carlyle Group L.P. will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause The Carlyle Group L.P. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Carlyle Group L.P., Carlyle Holdings and our senior Carlyle professionals, or any combination thereof, and materially adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with GAAP as defined in the Accounting Standards Codification (“ASC”) of the FASB. From time to time, we are required to adopt new or revised accounting standards or guidance that are incorporated into the ASC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

In addition, the FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”), including how our financial statements are presented. Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The accounting changes being proposed by the FASB will be a complete change to how we account for and report significant areas of our business. The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively. In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented. The changes to GAAP and ultimate conversion to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as the design of compensation plans.

Risks Related to Our Common Units

The market price of our common units may decline due to the large number of common units eligible for exchange and future sale.

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units.

In addition, as of December 31, 2012, limited partners of the Carlyle Holdings partnerships owned an aggregate of 262,873,250 Carlyle Holdings partnership units. We have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships so that these holders, subject to any applicable vesting and minimum retained ownership requirements and transfer restrictions applicable to such limited partners as set forth in the partnership agreements of the Carlyle Holdings partnerships, may on a quarterly basis, from and after May 8, 2013 (subject to the terms of the exchange agreement), exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, Mubadala held 23,517,939 Carlyle Holdings partnership units as of December 31, 2012. Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units from and after May 8, 2013 (subject to the terms of the exchange agreement). If Mubadala were to exchange all of its Carlyle Holdings partnership units for common units, such common units would be subject to certain transfer restrictions as follows: in the period from May 8, 2013 to November 8, 2013, Mubadala would be able to transfer up to 18,566,902 of such common units without restriction; in the period from November 9, 2013 to May 7, 2014, Mubadala would be able to transfer up to 21,042,420 of such common units without restriction; and from and after May 8, 2014, Mubadala may transfer all such common units without restriction. Subsequent to our initial public offering, CalPERS exchanged all of the 12,721,452 Carlyle Holdings Partnership units previously held by it for common units on a one-for-one basis, which common units are not subject to any contractual restrictions on transfer. The common units we issued to CalPERS are, and that we issue upon such other exchanges would be, “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into registration rights agreements with the limited partners of Carlyle Holdings that generally require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence —Registration Rights Agreements.” Provisions of the partnership agreements of the Carlyle Holdings partnerships and related agreements that contractually restrict the limited partners of the Carlyle Holdings partnerships’ ability to transfer the Carlyle Holdings partnership units or The Carlyle Group L.P. common units they hold may lapse over time or be waived, modified or amended at any time.

Under our Equity Incentive Plan, we have granted and have outstanding 16,827,235 deferred restricted common units as of December 31, 2012. Additional common units and Carlyle Holdings partnership units will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of units available for future issuance. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units or securities convertible into or exchangeable for common units issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market. Morgan Stanley Smith Barney, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales of our common units on behalf of, plan participants, including in connection with sales of common units to fund tax obligations payable in connection with awards under our Equity Incentive Plan.

In addition, our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our general partner in its sole discretion without the approval of any limited partners. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to common units. Similarly, the Carlyle Holdings partnership agreements authorize the wholly-owned subsidiaries of The Carlyle Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Carlyle Holdings partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Carlyle Holdings partnerships units, and which may be exchangeable for our common units.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common units, our stock price and trading volume could decline.

The trading market for our common units is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our common units or publishes inaccurate or unfavorable research about our business, our common unit stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common unit stock price or trading volume to decline and our common units to be less liquid.

The market price of our common units may be volatile, which could cause the value of your investment to decline.

Even if a trading market develops, the market price of our common units may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of common units in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or distributions to unitholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries in which we participate or individual scandals, and in response the market price of our common units could decrease significantly. You may be unable to resell your common units at or above the price you paid for them.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against public companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Risks Related to U.S. Taxation

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “— Risks Related to Our Company— Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to you and the market price of our common units, could be reduced,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

Our organizational documents and governing agreements will permit our general partner to modify our limited partnership agreement from time to time, without the consent of the common unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. For instance, our general partner could elect at some point to treat us as an association taxable as a corporation for U.S. federal (and applicable state) income tax purposes. If our general partner were to do this, the U.S. federal income tax consequences of owning our common units would be materially different. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to common unitholders in a manner that reflects such common unitholders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. As a result, a common unitholder transferring units may be allocated income, gain, loss and deductions realized after the date of transfer. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects common unitholders.

If we were treated as a corporation for U.S. federal income tax or state tax purposes or otherwise became subject to additional entity level taxation (including as a result of changes to current law), then our distributions to you would be substantially reduced and the value of our common units would be adversely affected.

The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that our partnership not be registered under the 1940 Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the applicable tax rates. In addition, we would likely be liable for state and local income and/or franchise tax on all our income. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would otherwise flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to you would be substantially reduced which would cause a reduction in the value of our common units.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to additional entity level taxation. See “— Risks Related to Our Company— Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to you and the market price of our common units, could be reduced.” For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our common unitholders will be required to take into account your allocable share of our items of income, gain, loss and deduction. Distributions to our common unitholders generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the common unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our common units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the common units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, you may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable years, regardless of whether or not you receive cash distributions from us. See “—Risks Related to Our Company—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to you and the market price of our common units, could be reduced.”

Our common unitholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation (“CFC”) and a passive foreign investment company (“PFIC”) may produce taxable income prior to the receipt of cash relating to such income, and common unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require in order to maintain our status as a partnership. Such adjustments may require persons holding our common units to recognize additional amounts in income during the years in which they hold such units.

The Carlyle Group L.P.’s interest in certain of our businesses will be held through Carlyle Holdings I GP Inc., which will be treated as a corporation for U.S. federal income tax purposes; such corporation may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.

In light of the publicly-traded partnership rules under U.S. federal income tax law and other requirements, The Carlyle Group L.P. holds its interest in certain of our businesses through Carlyle Holdings I GP Inc., which is treated as a corporation for U.S. federal income tax purposes. Such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of your investment.

Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the Qualifying Income Exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations subject to corporate income tax, forgo attractive investment opportunities or enter into acquisitions, borrowings, financings or other transactions we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow.

Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Carlyle Holdings partnerships. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax-free to our common unit holders if we were a corporation.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common units. Prior distributions to you in excess of the total net taxable income allocated to you, which decreased the tax basis in your common units, will in effect become taxable income to you if the common units are sold at a price greater than your tax basis in those common units, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to you.

Because we do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Carlyle Holdings partnerships, a holder of common units could be allocated more taxable income in respect of those common units prior to disposition than if we had made such an election.

We currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us or Carlyle Holdings II L.P. If no such election is made, there generally will be no adjustment to the basis of the assets of Carlyle Holdings II L.P. upon our acquisition of interests in Carlyle Holdings II L.P. in connection with our initial public offering, or to our assets or to the assets of Carlyle Holdings II L.P. upon a subsequent transferee’s acquisition of common units from a prior holder of such common units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of Carlyle Holdings II L.P. attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us, Carlyle Holdings II L.P., gain allocable to a holder of common units could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such units, which built-in gain would otherwise generally be eliminated if we had made a Section 754 election.

Non-U.S. persons face unique U.S. tax issues from owning common units that may result in adverse tax consequences to them.

In light of our intended investment activities, we generally do not expect to generate significant amounts of income treated as effectively connected income with respect to non-U.S. holders of our common units (“ECI”). However, there can be no assurance that we will not generate ECI currently or in the future and, subject to the qualifying income rules, we are under no obligation to minimize ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders will be reduced by withholding taxes imposed at the highest effective applicable tax rate. A portion of any gain recognized by a non-U.S. holder on the sale or exchange of common units could also be treated as ECI.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

In light of our intended investment activities, we generally do not expect to make investments directly in operating businesses that generate significant amounts of unrelated business taxable income for tax-exempt holders of our common units (“UBTI”). However, certain of our investments may be treated as debt-financed investments, which may give rise to debt-financed UBTI. Accordingly, no assurance can be given that we will not generate UBTI currently or in the future and, subject to the qualifying income rules, we are under no obligation to minimize UBTI. Consequently, a holder of common units that is a tax-exempt organization may be subject to “unrelated business income tax” to the extent that its allocable share of our income consists of UBTI. A tax-exempt partner of a partnership could be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partnership interest itself is debt-financed.

We cannot match transferors and transferees of common units, and we will therefore adopt certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our common unitholders’ tax returns.

In addition, our taxable income and losses will be determined and apportioned among investors using conventions we regard as consistent with applicable law. As a result, if you transfer your common units, you may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee’s acquisition of our common units. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all common unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Certain U.S. holders of common units are subject to additional tax on “net investment income.”

U.S. holders that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in the Partnership will be included in a U.S. holder’s “net investment income” subject to this Medicare tax.

Common unitholders may be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to U.S. federal income taxes, our common unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our common unitholders do not reside in any of those jurisdictions. Our common unitholders may also be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, common unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each common unitholder to file all U.S. federal, state and local tax returns that may be required of such common unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

We may not be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that common unitholders may be required to file amended income tax returns.

As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each unitholder annually. Although we currently intend to distribute Schedule K-1s on or around 90 days after the end of our fiscal year, it may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for us. For this reason, holders of common units who are U.S. taxpayers should anticipate that they may need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

In addition, it is possible that a common unitholder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a common unitholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each common unitholder.

We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes.

Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. U.S. holders of common units indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), following the expiration of an initial phase in-period, a broadly defined class of foreign financial institutions are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. Thus, some foreign investors may hesitate to invest in U.S. funds until there is more certainty around FATCA implementation. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 32 offices, including our office in Arlington, Virginia, which houses our treasury and finance functions. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We believe that the matters described below are without merit and intend to vigorously contest all such allegations.

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. We fully cooperated with the DOJ’s investigation.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the Court ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it will entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. The Court has not set a schedule for class certification proceedings.

Along with many other companies and individuals in the financial sector, Carlyle and CMP are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, on July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, Carlyle and certain of its affiliates and one of our officers (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for Carlyle’s dismissal of its counterclaim against him for violation of the forum selection clause.

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance ( National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. We successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal. The appeal will be heard by the Delaware Supreme Court in May 2013.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the court in December 2012. Carlyle is now in the process of producing relevant documents to the plaintiffs, who have told the court that they intend to amend their pleading after receiving and reviewing the documents. A schedule for the case will be set after that amended complaint is filed. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs have moved for leave to amend their complaint and/or for amendment of the Court’s decision and the defendants have opposed these motions. The plaintiffs also have noticed an appeal to the Court of Appeals for the District of Columbia Circuit, but that appeal is being held in abeyance until the District Court resolves the pending motions.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests in The Carlyle Group L.P. are traded on the NASDAQ Global Select Market under the symbol “CG.” Our common units began trading on the NASDAQ Global Select Market Exchange on May 3, 2012.

The number of holders of record of our common units as of March 4, 2013 was 4. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.

Cash Distribution Policy

We currently anticipate that we will cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represents its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle’s Distributable Earnings in excess of the amount determined by Carlyle’s general partner to be necessary or appropriate to provide for the conduct of Carlyle’s business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. We anticipate that the aggregate amount of our distributions for most years will be less than our Distributable Earnings for that year due to these funding requirements.

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

Because The Carlyle Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Carlyle Holdings held through wholly-owned subsidiaries, we will fund distributions by The Carlyle Group L.P., if any, in three steps:

•

first, we will cause Carlyle Holdings to make distributions to its partners, including The Carlyle Group L.P.’s wholly-owned subsidiaries. If Carlyle Holdings makes such distributions, the limited partners of Carlyle Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Carlyle Holdings;

•

second, we will cause The Carlyle Group L.P.’s wholly-owned subsidiaries to distribute to The Carlyle Group L.P. their share of such distributions, net of taxes and amounts payable under the tax receivable agreement by such wholly-owned subsidiaries; and

•	third, The Carlyle Group L.P. will distribute its net share of such distributions to our common unitholders on a pro rata basis.

Because our wholly-owned subsidiaries must pay taxes and make payments under the tax receivable agreement, the amounts ultimately distributed by us to our common unitholders are expected to be less, on a per unit basis, than the amounts distributed by the Carlyle Holdings partnerships to the other limited partners of the Carlyle Holdings partnerships in respect of their Carlyle Holdings partnership units.

In addition, the partnership agreements of the Carlyle Holdings partnerships will provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Carlyle Group L.P. which are the general partners of the Carlyle Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). The Carlyle Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities. The Carlyle Group L.P. is not required to distribute to its common unitholders any of the cash that its wholly- owned subsidiaries may receive as a result of tax distributions by the Carlyle Holdings partnerships.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our credit facility provide certain limits on our ability to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

During 2012, we paid distributions totaling $0.27 per common unit to record holders of common units, or $11.7 million, and in February 2013, the board of directors of our general partner declared an additional distribution of $0.85 per common unit, or $36.8 million, to common unitholders in respect of the fourth quarter of 2012 payable on March 13, 2013 to holders of record of common units at the close of business on March 4, 2013.

During 2012, we also paid distributions to the other limited partners of Carlyle Holdings totaling $0.37 per Carlyle Holdings partnership unit to holders of partnership units, or $96.6 million, and in February 2013, the board of directors of our general partner declared an additional distribution of $0.85 per Carlyle Holdings partnership unit to holders of partnership units, or $223.4 million, in respect of the fourth quarter of 2012 payable on March 13, 2013 to holders of units at the close of business on March 4, 2013.

The following table sets forth the high and low sales prices per unit of our common units, for the periods indicated:

	Sales Price
	2012
	High	Low
First Quarter	N/A	N/A
Second Quarter (1)	$22.45	$20.00
Third Quarter	$27.90	$22.40
Fourth Quarter	$26.92	$24.52

(1)	Represents the high and low sales price for the period from May 3, 2012, the date our common units began trading, through June 30, 2012.

No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2012.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Carlyle Holdings partnership units.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data presents selected data on the financial condition and results of operations of The Carlyle Group L.P. and, for periods prior to May 8, 2012, the financial condition and results of operations of Carlyle Group, the predecessor of The Carlyle Group L.P. Carlyle Group is considered the predecessor of The Carlyle Group L.P. for accounting purposes, and its combined and consolidated financial statements are the historical financial statements of The Carlyle Group L.P. This financial data should be read together with “Unaudited Pro Forma Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2010, 2009, and 2008 and for the years ended December 31, 2009 and 2008 were derived from the historical audited combined and consolidated financial statements of Carlyle Group which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.

For periods prior to the reorganization and initial public offering in May 2012, net income was determined in accordance with U.S. GAAP for partnerships and was not comparable to net income of a corporation. For the periods prior to May 2012, all distributions and compensation for services rendered by senior Carlyle professionals was reflected as distributions from equity rather than compensation expense. The historical consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds.

The selected unaudited consolidated pro forma statement of operations data for the year ended December 31, 2012 presents our consolidated results of operations giving pro forma effect to the Reorganization and Offering Transactions described in “Unaudited Pro Forma Financial Information,” as if such transactions had occurred on January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical consolidated financial information. The unaudited consolidated pro forma statement of operations data is included for informational purposes only and does not purport to reflect the results of operations that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public company during the periods presented or for any future period or date. The unaudited consolidated pro forma financial information should not be relied upon as being indicative of our results of operations had the transactions described above occurred on the dates assumed. The unaudited consolidated pro forma financial information also does not project our results of operations for any future period or date.

	Pro Forma(1) for the Year Ended December 31	Year Ended December 31,
	2012	2012	2011	2010	2009	2008
	(Dollars in millions, except unit and per unit data)
Statement of Operations Data
Revenues
Fund management fees	$977.6	$977.6	$915.5	$770.3	$788.1	$811.4
Performance fees
Realized	907.5	907.5	1,307.4	266.4	11.1	59.3
Unrealized	133.6	133.6	(185.8)	1,215.6	485.6	(944.0)

Total performance fees	1,041.1	1,041.1	1,121.6	1,482.0	496.7	(884.7)
Investment income (loss)	24.5	36.4	78.4	72.6	5.0	(104.9)
Interest and other income	14.4	14.5	15.8	21.4	27.3	38.2
Interest and other income of Consolidated Funds	903.5	903.5	714.0	452.6	0.7	18.7

Total Revenues	2,961.1	2,973.1	2,845.3	2,798.9	1,317.8	(121.3)
Expenses
Compensation and benefits	1,375.5	1,143.9	477.9	429.0	348.4	97.4
General, administrative and other expenses	357.5	357.5	323.5	177.2	236.6	245.1
Interest	17.4	24.6	60.6	17.8	30.6	46.1
Interest and other expenses of Consolidated Funds	758.1	758.1	453.1	233.3	0.7	6.8
Other non-operating expenses	10.6	7.1	32.0	—	—	—
Loss (gain) from early extinguishment of debt, net of related expenses	—	—	—	2.5	(10.7)	—
Equity issued for affiliate debt financing	—	—	—	214.0	—	—
Loss on CCC liquidation	—	—	—	—	—	147.0

Total Expenses	2,519.1	2,291.2	1,347.1	1,073.8	605.6	542.4
Other Income (Loss)
Net investment gains (losses) of Consolidated Funds	1,757.5	1,758.0	(323.3)	(245.4)	(33.8)	162.5
Gain on business acquisition	—	—	7.9	—	—	—

Income (loss) before provision for income taxes	2,199.5	2,439.9	1,182.8	1,479.7	678.4	(501.2)
Provision for income taxes	41.8	40.4	28.5	20.3	14.8	12.5

Net income (loss)	2,157.7	2,399.5	1,154.3	1,459.4	663.6	(513.7)
Net income (loss) attributable to non-controlling interests in consolidated entities	1,788.1	1,756.7	(202.6)	(66.2)	(30.5)	94.5

Net income (loss) attributable to Carlyle Holdings	369.6	642.8	$1,356.9	$1,525.6	$694.1	$(608.2)

Net income attributable to non-controlling interests in Carlyle Holdings	324.1	622.5

Net income attributable to The Carlyle Group L.P.	$45.5	$20.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$1.19	$0.48

Diluted	$1.07	$0.41

Distributions declared per common unit		$0.27

	As of December 31,
	2012	2011	2010	2009	2008
		(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$567.1	$509.6	$616.9	$488.1	$680.8
Investments and accrued performance fees	$3,073.7	$2,644.0	$2,594.3	$1,279.2	$702.4
Investments of Consolidated Funds(2)	$24,815.7	$19,507.3	$11,864.6	$163.9	$187.0
Total assets	$31,566.6	$24,651.7	$17,062.8	$2,509.6	$2,095.8

Loans payable	$886.3	$860.9	$597.5	$412.2	$765.5
Subordinated loan payable to Mubadala	$—	$262.5	$494.0	$—	$—
Loans payable of Consolidated Funds	$13,656.7	$9,689.9	$10,433.5	$—	$—
Total liabilities	$17,983.8	$13,561.1	$14,170.2	$1,796.0	$1,733.3

Redeemable non-controlling interests in consolidated entities	$2,887.4	$1,923.4	$694.0	$—	$—
Members’ equity	$—	$873.1	$929.7	$448.5	$82.8
Partners’ capital	$235.1	$—	$—	$—	$—
Accumulated other comprehensive loss	$(4.8)	$(55.8)	$(34.5)	$(11.0)	$(23.2)
Partners’ capital appropriated for Consolidated Funds	$838.6	$853.7	$938.5	$—	$—
Non-controlling interests in consolidated entities	$8,264.8	$7,496.2	$364.9	$276.1	$302.9
Non-controlling interests in Carlyle Holdings	$1,361.7	$—	$—	$—	$—
Total partners’ capital	$10,695.4	$9,167.2	$2,198.6	$713.6	$362.5

(1)	Refer to “Unaudited Pro Forma Financial Information.”
(2)	The entities comprising our Consolidated Funds are not the same entities for all periods presented. Pursuant to revised consolidation guidance that became effective January 1, 2010, we consolidated the existing and any subsequently acquired CLOs where we hold a controlling financial interest. On December 31, 2010, we completed our acquisition of Claren Road and consolidated its operations and certain of its managed funds from that date forward. In addition, on July 1, 2011, we completed the acquisitions of ESG and AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four new CLOs throughout 2012 and consolidated those CLOs beginning on their respective formation dates. The consolidation or deconsolidation of funds generally has the effect of grossing up or down, respectively, reported assets, liabilities, and cash flows, and has no effect on net income attributable to The Carlyle Group L.P. or partners’ capital.

Unaudited Pro Forma Financial Information

The following unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 2012 is based upon the historical financial statements included in this Annual Report on Form 10-K. This pro forma financial statement presents our consolidated results of operations giving pro forma effect to the reorganization and offering transactions described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K and the other transactions described below as if such transactions had been completed as of January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical combined and consolidated financial information of Carlyle Group. The adjustments are described in the notes to the unaudited condensed consolidated pro forma statement of operations.

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

The pro forma adjustments in the Reorganization and Other Adjustments column principally give effect to certain of the reorganization and offering transactions described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K, including:

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

•

the restructuring of certain carried interest rights allocated to retired senior Carlyle professionals so that such carried interest rights are reflected as non-controlling interests in our financial statements. Our retired senior Carlyle professionals who have existing carried interests rights through their ownership in the Parent Entities did not participate in the reorganization transactions described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. The carried interest rights held by these individuals were restructured such that they have exchanged their existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights in the general partners of our funds. The individuals maintain the same carried interest rights before and after this restructuring, and no consideration in any form was provided to them;

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

The pro forma adjustments in the Offering Adjustments column principally give effect to certain of the reorganization and offering transactions described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K, including:

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

As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have not included any pro forma adjustments relating to these costs.

The unaudited condensed consolidated pro forma statement of operations should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of The Carlyle Group L.P. included in this Annual Report on Form 10-K.

The unaudited condensed consolidated pro forma statement of operations is included for informational purposes only and do not purport to reflect the results of operations of The Carlyle Group L.P. that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public entity during the periods presented or for any future period or date. The unaudited condensed consolidated pro forma statement of operations should not be relied upon as being indicative of our future or actual results of operations had the reorganization and offering transactions described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K and the other transactions described above occurred on the dates assumed. The unaudited condensed consolidated pro forma statement of operations also does not project our results of operations for any future period or date.

Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Year Ended December 31, 2012

	Historical Consolidated Statement of Operations	Reorganization and Other Adjustments (1)		Pro Forma	Offering Adjustments (2)		Pro Forma As Adjusted for the Offering	Adjustments for Non- Controlling interests (3)		The Carlyle Group L.P. Consolidated Pro Forma
		( Dollars in millions, except unit and per unit amounts )
Revenues
Fund management fees	$977.6			$977.6			$977.6			$977.6
Performance fees				—
Realized	907.5			907.5			907.5			907.5
Unrealized	133.6			133.6			133.6			133.6

Total performance fees	1,041.1			1,041.1			1,041.1			1,041.1
Investment income
Realized	16.3	$(0.7	)(a)	15.6			15.6			15.6
Unrealized	20.1	(11.2	)(a)	8.9			8.9			8.9

Total investment income	36.4	(11.9)		24.5			24.5			24.5
Interest and other income	14.5	(0.1	)(a)	14.4			14.4			14.4
Interest and other income of Consolidated Funds	903.5			903.5			903.5			903.5

Total revenues	2,973.1	(12.0)		2,961.1			2,961.1			2,961.1
Expenses
Compensation and benefits
Base compensation	624.5	67.0	(b)	691.5			691.5			691.5
Equity-based compensation	201.7			201.7	$11.5	(a)	213.2			213.2
Performance fee related
Realized	285.5	89.2	(b)	374.7			374.7			374.7
Unrealized	32.2	63.9	(b)	96.1			96.1			96.1

Total compensation and benefits	1,143.9	220.1		1,364.0	11.5		1,375.5			1,375.5
General, administrative and other expenses	357.5			357.5			357.5			357.5
Interest	24.6	(2.2	)(c)	22.4	(5.0	)(b)	17.4			17.4
Interest and other expenses of Consolidated Funds	758.1			758.1			758.1			758.1
Other non-operating expenses	7.1	1.0	(b)	10.6			10.6			10.6
		2.5	(c)

Total expenses	2,291.2	221.4		2,512.6	6.5		2,519.1			2,519.1
Other income
Net investment gains of Consolidated Funds	1,758.0	(0.5	)(a)	1,757.5			1,757.5			1,757.5

Income before provision for income taxes	2,439.9	(233.9)		2,206.0	(6.5)		2,199.5			2,199.5
Provision for income taxes	40.4	1.4	(d)	41.8			41.8			41.8

Income from continuing operations before nonrecurring charges directly attributable to the transaction	2,399.5	(235.3)		2,164.2	(6.5)		2,157.7			2,157.7
Net income attributable to non-controlling interests in consolidated entities	1,756.7	31.4	(f)	1,788.1			1,788.1			1,788.1

Net income attributable to Carlyle Holdings	642.8	(266.7)		376.1	(6.5)		369.6			369.6
Net income attributable to non-controlling interests in Carlyle Holdings	—	—		—	—		—	$324.1	(a)	324.1

Net income attributable to Carlyle Holdings	$642.8	$(266.7	)(f)	$376.1	$(6.5)		$369.6

Net income attributable to The Carlyle Group L.P.								$(324.1	)(a)	$45.5

Net income per common unit
Basic										$1.19	(4a)

Diluted										$1.07	(4a)

Weighted average common units outstanding
Basic										38,344,199	(4a)

Diluted										42,490,807	(4a)

Notes to Unaudited Condensed Consolidated Pro Forma Statement of Operations

For the Year Ended December 31, 2012

1. Reorganization and Other Adjustments

(a)	This adjustment reflects the restructuring of certain beneficial interests in investments in or alongside our funds (including a note receivable) that were funded by certain existing and formers owners of the Parent Entities indirectly through the Parent Entities. On March 31, 2012, certain interests were distributed so that they are held directly by such persons and are no longer consolidated in our financial statements. Also, in conjunction with the reorganization in May 2012, certain other interests were restructured so that they are reported as non-controlling interests. Historically, these beneficial interests were funded through capital contributions to the Parent Entities, which were then invested into the respective fund. Accordingly, in the historical financial statements of Carlyle Group, these beneficial interests were included in the captions “investments and accrued performance fees”, “due from affiliates and other receivables, net” and “members’ equity” on the Carlyle Group balance sheet, and investment income/losses on such interests were included in “investment income (loss)”, “interest and other income” and “net income attributable to Carlyle Group” on the Carlyle Group statement of operations.

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

(c)	Reflects the elimination of all interest expense and fair value adjustments associated with the subordinated loan payable to affiliate. In March 2012, the Parent Entities redeemed the remaining $250 million aggregate principal amount of the subordinated loan payable to affiliate for $260 million. As a result of the redemptions in March 2012, all of the subordinated notes have been fully redeemed. Accordingly, interest expense of $2.2 million and a fair value gain of $2.5 million have been eliminated from the unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 2012.

Included within the $2.2 million pro forma adjustment is pro forma interest expense of $0.9 million for the year ended December 31, 2012 related to the borrowings on the revolving credit facility of Carlyle Group’s old senior secured credit facility totaling $260 million related to the March 2012 redemption, at an average interest rate of 2.00%.

(d)	We have historically operated as a group of partnerships for U.S. federal income tax purposes and, for certain entities located outside the United States, corporate entities for foreign income tax purposes. Because most of the entities in our consolidated group are pass-through entities for U.S. federal income tax purposes, our profits and losses are generally allocated to the partners who are individually responsible for reporting such amounts and we are not taxed at the entity level. Based on applicable foreign, state, and local tax laws, we record a provision for income taxes for certain entities. Accordingly, the income tax provisions shown on Carlyle Group’s historical consolidated statement of operations of $40.4 million for the year ended December 31, 2012, primarily consisted of the District of Columbia and foreign corporate income taxes.

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

Income before provision for income taxes — Pro forma as adjusted for the offering	$2,199.5
Less: income before provision for income taxes — attributable to non-taxable subsidiaries(1)	(2,164.9)

Income before provision for income taxes — attributable to Carlyle Holdings I L.P.	34.6
Less: income allocable to existing owners and not allocable to Carlyle Holdings I GP Inc. (2)	(31.7)

Pro forma Carlyle Holdings I L.P. income attributable to Carlyle Holdings I GP Inc.	2.9
Add: taxable loss of Carlyle Holdings I GP Inc. included in historical financial statements	5.4

Pro forma incremental taxable income attributable to Carlyle Holdings I GP Inc.	8.3
Expenses of of Carlyle Holdings I GP Inc.(3)	(3.7)

Incremental income before provision for income taxes — attributable to Carlyle Holdings I GP Inc.	$4.6

Federal tax expense at statutory rate, net of foreign tax credits	$1.3
State and local tax expense and foreign tax expense(4)	0.1

Total adjustment — provision for income taxes	$1.4

(1) –	Income was attributed to these entities based on income or losses of the subsidiaries of the entities.
(2) –	Pre-IPO owners own approximately 90% of Carlyle Holdings I L.P. for periods prior to the CalPERS exchange in May 2012 and approximately 86% thereafter.
(3) –	Includes pro forma interest expense and accrued state taxes on income allocated from Carlyle Holdings I L.P. for the period from January 1, 2012 through the initial public offering in May 2012.
(4) –	State and local tax expense was determined at a blended rate of 4.3%.

The amount of the adjustment reflects the difference between the actual tax provision for the historical organizational structure and the estimated tax provision that would have resulted had the reorganization and offering transactions been effected on January 1, 2012. This adjustment consisted of a tax provision of $1.4 million of state and federal income taxes for the year ended December 31, 2012. No adjustment for foreign taxes was necessary.

(e)

Reflects the historical basis of partnership interests in subsidiaries of the Parent Entities that the pre-IPO owners are retaining. Certain retired senior Carlyle professionals retain their interests in our carried interest entities. For these individuals, their carried interests rights were restructured such that they exchanged their pre-existing carried interest rights (through their ownership interests in the Parent Entities) for an equivalent amount of carried interest rights directly in the consolidated general partners of our funds. Historically, these interests were reflected within “members’ equity” on the Carlyle Group balance sheet, as these interests existed through the individuals’ ownership interests in the Parent Entities, and the income or losses attributable to these carried interests rights were included in “net income attributable to Carlyle Group” on the Carlyle Group statement of operations because their interests were part of the controlling interest in Carlyle Group. As their carried interest rights are no longer held through a parent of Carlyle Group directly or indirectly after this exchange, this adjustment reclassifies the income (losses) attributable to those interests totaling $28.0 million for the year ended December 31, 2012 as net income attributable to non-controlling interests in consolidated entities from net income attributable to Carlyle Group (see adjustment 1(f)). This amount was derived based on historical financial results as well as the ownership of the individuals.

Subsequent to the reorganization, we account for the carried interest rights allocated to retired senior Carlyle professionals as non-controlling interests in consolidated entities.

(f)	Reflects the allocation of the pro forma Reorganization and Other Adjustments to net income attributable to Carlyle Group or net income attributable to non-controlling interests in consolidated entities, as follows (Dollars in millions):

	Net income attributable to Carlyle Holdings	Net income attributable to non-controlling interests in consolidated entities
Restructuring of beneficial interests(1)	$(16.3)	$3.8
Compensation and benefits(2)	(220.7)	(0.4)
Interest expense(3)	(0.3)	—
Tax provision(4)	(1.4)	—
Restructuring of carried interest rights(5)	(28.0)	28.0

Total	$(266.7)	$31.4

(1) –	See adjustment 1(a).
(2) –	See adjustment 1(b).
(3) –	See adjustment 1(c).
(4) –	See adjustment 1(d).
(5) –	See adjustment 1(e).

2. Offering Adjustments

(a)	This adjustment reflects additional compensation and benefits expenses associated with (1) the issuance of unvested Carlyle Holdings partnership units as part of the Carlyle Holdings formation, (2) the grant of unvested deferred restricted common units of The Carlyle Group L.P., and (3) the grant of unvested phantom deferred restricted common units. Also included in this adjustment is the reversal of a nonrecurring equity-based compensation expense that was included in the historical financial statements. The effects of these items on our unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 2012 is as follows (Dollars in millions):

Issuance of unvested Carlyle Holdings partnership units to our senior Carlyle professionals(1)	$52.5
Grant of unvested deferred restricted common units of The Carlyle Group L.P.(2)	17.4
Grant of unvested phantom deferred restricted common units(3)	0.6
Reversal of nonrecurring equity-based compensation expense(4)	(59.0)

Total	$11.5

(1) –	As part of the reorganization, the pre-IPO owners received 274,000,000 Carlyle Holdings partnership units, of which 217,239,664 were vested and 56,760,336 were unvested at that time.
We reflect the unvested Carlyle Holdings partnership units as compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“ASC 718”). The unvested Carlyle Holdings partnership units are charged to expense as the Carlyle Holdings partnership units vest over the service period on a straight-line basis. Amounts have been derived assuming a fair value of $22.00 per partnership unit (based on the initial public offering price), multiplied by the number of unvested units, expensed over the assumed service period of six years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. The pro forma expense for the year ended December 31, 2012 is entirely derived from awards with a total service period of greater than five years.
(2) –	Upon the completion of the initial public offering, we granted deferred restricted common units of The Carlyle Group L.P. with an aggregate value based on the initial public offering price per common unit of approximately $376.5 million (17,113,755 deferred restricted common units) to our employees and directors who are not employees of or advisors to Carlyle. The deferred restricted common units are unvested when granted and vest over a service period. The grant-date fair value of the units is charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the offering price of $22.00 per unit, multiplied by the number of unvested units, expensed over the assumed service period, which ranges from one to six years. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. This expense is derived from awards with a total service period of five years or less of $3.0 million and a total service period of greater than five years of $14.4 million.
(3) –	Upon the completion of the initial public offering, we granted phantom deferred restricted common units to our employees with an aggregate value based on the initial public offering price per common unit of approximately $7.9 million (361,238 phantom deferred restricted common units). The phantom deferred restricted common units are unvested when granted and vest over a service period. Upon vesting, the units will be settled in cash. The fair value of the units is re-measured each reporting period until settlement and charged to compensation expense over the vesting period. The amount in the adjustment has been derived based on the initial public offering price per common unit, multiplied by the number of unvested units, and expensed over the assumed service period of three years. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%.
(4) –	Upon the completion of the reorganization and initial public offering in May 2012, we recorded a nonrecurring charge of approximately $59.0 million to the historical financial statements related to the exchange by our senior Carlyle professionals and other individuals who manage our carry funds of a portion of the equity interests they own in the general partners of our existing carry funds for an equivalent fair value of Carlyle Holdings partnership units (see pro forma adjustment 1(b)). This nonrecurring equity-based compensation expense represents the excess of the fair value of the Carlyle Holdings interests issued in this transaction over the carrying value of the compensation liability. As this expense is a nonrecurring charge associated with the reorganization and initial public offering, we have reflected a reversal of this expense to exclude this nonrecurring charge from the unaudited condensed consolidated pro forma statement of operations.

(b)	Reflects a reduction of pro forma interest expense of $5.0 million for the year ended December 31, 2012 associated with the assumed repayment using the proceeds of the initial public offering of (i) the outstanding principal amount of the loan associated with the Claren Road acquisition of $40.0 million at a fixed annual interest rate of 6.0%, and (ii) the outstanding indebtedness under the revolving credit facility of Carlyle Group’s senior secured credit facility.

3. Adjustments for Non-Controlling Interests

(a)	In order to reflect the reorganization and offering transactions as if they occurred on January 1, 2012, an adjustment has been made to reflect the inclusion of non-controlling interests in consolidated entities representing Carlyle Holdings partnership units that are held by the pre-IPO owners after the initial public offering. Such Carlyle Holdings partnership units represent approximately 90.0% of all Carlyle Holdings partnership units outstanding.

In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may up to four times a year, from and after the first anniversary of the date of May 8, 2013 (subject to the terms of the exchange agreement), exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, on May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units of The Carlyle Group L.P. Following the exchange by CalPERS, The Carlyle Group L.P. has 43,221,452 Carlyle Holdings partnership units. In addition, subject to certain requirements, Mubadala will generally be entitled to exchange Carlyle Holdings partnerships units for common units following the first anniversary of May 8, 2013. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to execute an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. No such exchanges have been assumed for the periods presented in the calculation of the pro forma adjustment for non-controlling interests presented herein, except for the exchange by CalPERS in May 2012, which has been included in this pro forma adjustment for the period subsequent to the exchange.

The following table reflects the calculation of the adjustment to net income attributable to non-controlling interests (dollars in millions):

Net income — Carlyle Holdings pro forma	$2,157.7
Less: net income attributable to non-controlling interests in consolidated entities	1,788.1

Net income attributable to Carlyle Holdings	369.6
Less: benefit for income tax allocable solely to The Carlyle Group L.P.	(6.8)

Allocable net income attributable to Carlyle Holdings	362.8
Allocable net income attributable to The Carlyle Group L.P. (1)	38.7

Net income attributable to non-controlling interest held by the existing owners	$324.1

Allocable net income attributable to The Carlyle Group L.P. (1)	$38.7
Add: benefit for income tax allocable solely to The Carlyle Group L.P.	6.8

Net income attributable to The Carlyle Group L.P.	$45.5

(1) –	Allocable income to The Carlyle Group L.P. was approximately 10% for the period prior to the CalPERS exchange and approximately 14% for the period subsequent to the CalPERS exchange.

4. Calculation of Earnings per Common Unit

(a)	The weighted-average common units outstanding are calculated as follows:

	Basic	Diluted
Weighted-average The Carlyle Group L.P. common units outstanding(1)	38,344,199	38,344,199
Unvested deferred restricted common units(2)	—	2,851,762
Contingently issuable Carlyle Holdings partnership units(3)	—	1,294,846
Carlyle Holdings partnership units(4)	—	—

Weighted-average common units outstanding	38,344,199	42,490,807

(1) –	Weighted-average common units outstanding were calculated based on common units outstanding assuming the initial public offering occurred on January 1, 2012. This calculation also includes the issuance of additional common units in May 2012 associated with the CalPERS exchange.
(2) –	We apply the treasury stock method to determine the dilutive weighted-average common units represented by our unvested deferred restricted common units. For purposes of this calculation, the common unit price is assumed to be $22.00 per unit for the period from January 1, 2012 through May 1, 2012. For the period from May 2, 2012 through December 31, 2012, the common unit price used in this calculation is the actual unit price at the close of each trading day.
(3) –	Included in dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road and Vermillion acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.
(4) –	In connection with the reorganization, we have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each holder of Carlyle Holdings partnership units (and certain transferees thereof), other than the subsidiaries of The Carlyle Group L.P., may (subject to the terms of the exchange agreement) exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Any common units received by Mubadala and CalPERS in any such exchange during the applicable restricted periods would be subject to the restrictions described in the exchange agreements. Under the exchange agreement, to execute an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact). Based on these calculations, the incremental 219,773,768 Carlyle Holdings partnership units for the year ended December 31, 2012, were antidilutive, and therefore have been excluded.

The pro forma basic and diluted net income per common unit are calculated as follows (Dollars in millions, except per unit data):

	Basic	Diluted
Pro forma net income attributable to The Carlyle Group L.P.(1)	$45.5	$45.5
Weighted average common units outstanding	38,344,199	42,490,807

Pro forma net income per common unit	$1.19	$1.07

(1) –	In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, we considered that net income attributable to The Carlyle Group L.P. would increase due to the elimination of non-controlling interests in consolidated entities associated with the Carlyle Holdings partnership units (including any tax impact).

Economic Net Income, Fee Related Earnings and Distributable Earnings — Pro Forma

Economic net income (“ENI”) is a key performance benchmark used in our industry. ENI represents net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation that was issued in conjunction with the initial public offering or is issued in acquisitions and strategic investments, corporate actions and infrequently occurring or unusual events. ENI is also presented on a basis that deconsolidates the Consolidated Funds. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of income before taxes in accordance with U.S. GAAP. For a further discussion about ENI, see Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table is a reconciliation of the unaudited condensed consolidated pro forma income before provision for income taxes for the year ended December 31, 2012 to pro forma ENI, pro forma fee related earnings and pro forma distributable earnings for the comparable period (Dollars in millions):

Pro forma income before provision for income taxes	$2,199.5
Adjustments:
Equity-based compensation issued in conjunction with the offering	210.9
Acquisition related charges and amortization of intangibles	127.4
Other non-operating expenses	10.6
Net income attributable to non-controlling interests in consolidated entities	(1,788.1)
Provision for income taxes attributable to non-controlling interests in consolidated entities	(19.5)
Severance and lease terminations	5.9
Other adjustments	(4.1)

Pro forma Economic Net Income	$742.6

Net performance fees(1)	541.4
Investment income(1)	25.3

Pro forma Fee Related Earnings	$175.9

Realized performance fees, net of related compensation(1)	508.7
Investment income (realized)(1)	15.0

Pro Forma Distributable Earnings	$699.6

(1) –	See reconciliation to most directly comparable pro forma U.S. GAAP measure below:

	Year Ended December 31, 2012
	Carlyle Pro Forma Consoldiated U.S. GAAP	Adjustments (2)	Total Carlyle Pro Forma Non-GAAP
	(Dollars in millions)
Performance fees
Realized	$907.5	$(51.7)	$855.8
Unrealized	133.6	(21.4)	112.2

Total performance fees	1,041.1	(73.1)	968.0
Performance fee related compensation expense
Realized	374.7	(27.6)	347.1
Unrealized	96.1	(16.6)	79.5

Total performance fee related compensation expense	470.8	(44.2)	426.6
Net performance fees
Realized	532.8	(24.1)	508.7
Unrealized	37.5	(4.8)	32.7

Total net performance fees	$570.3	$(28.9)	$541.4

Investment income
Realized	$15.6	$(0.6)	$15.0
Unrealized	8.9	1.4	10.3

Total investment income	$24.5	$0.8	$25.3

(2) –	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments to investment income also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road, ESG, and Vermillion and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion analyzes the financial condition and results of operations of the Partnership and, for periods prior to May 8, 2012, the financial condition and results of operations of Carlyle Group, the predecessor of the Partnership. Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K and the Partnership’s final prospectus dated May 2, 2012, included in the Partnership’s Registration Statement on Form S-1, as amended (SEC File No. 333-176685). For ease of reference, we refer to the historical financial results of Carlyle Group as being “our” historical financial results. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Partnership” are intended to mean the business and operations of the Partnership since May 8, 2012. When used in the historical context (i.e., prior to May 8, 2012), these terms are intended to mean the business and operations of Carlyle Group.

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions. We launched operations in our Solutions segment with the acquisition of a 60% equity interest in AlpInvest on July 1, 2011.

•

Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2012, our Corporate Private Equity segment had approximately $53 billion in AUM and approximately $34 billion in Fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 57 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of December 31, 2012, our Global Market Strategies segment had approximately $33 billion in AUM and approximately $31 billion in Fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our infrastructure fund, as well as our six Legacy Energy funds that we jointly advise with Riverstone. The segment also includes eight NGP management fee funds advised by NGP. As of December 31, 2012, our Real Assets segment had approximately $40 billion in AUM and approximately $29 billion in Fee-earning AUM.

•

Solutions — Our Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 67 fund of funds vehicles. As of December 31, 2012, AlpInvest had approximately $44 billion in AUM and approximately $29 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation granted subsequent to our initial public offering, and general and administrative expenses. Refer to Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business

Our results of operations are affected by a variety of factors including global economic and market conditions, particularly in the United States, Europe and Asia. We believe that our diversified, multi-product global platform with 113 funds and 67 fund of funds vehicles which invest across numerous industries, asset classes and geographies generally enhances, on an annual basis, the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and performance fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. In general, a climate of low and stable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our carry funds. We also believe that periods of volatility and dislocation in the capital markets present us with opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, which include but are not limited to, low levels of correlation in equity and debt markets, differences in market prices versus fundamental value, and opportunities to profit from trading inefficiencies. Certain of these strategies may benefit from higher market volatility.

In addition to these global macro-economic and market factors, our future performance may be impacted by the following factors:

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. While our recent fundraising has resulted in new capital commitments at levels that remain below the historically high volume achieved during 2007 and early 2008, we have raised more funds this year than in recent years which has strengthened interest in our products from our current investors. We believe our fundraising efforts also will benefit from: (i) institutional investors’ pursuit of higher relative investment returns which have historically been provided by top quartile alternative asset management funds; (ii) distributions to existing investors from historical commitments which could be used to fund new allocations; (iii) the entrance of new institutional investors from developing markets, including sovereign wealth funds and other entities; (iv) increasing interest from high net worth individuals and other individual investors; (v) the timing of capital raising activities for our large regional buyout funds; and (vi) an increasing market share of total available capital flowing to larger, multi-product, global alternative asset managers. However, the average private equity fund now takes longer to raise than it did in recent years and the cost of raising such funds is also increasing. During the year ended December 31, 2012, we raised $14 billion of new capital commitments across our fund platform. In 2013, we expect to further accelerate our fundraising activities, including through the use of feeder funds. The cost of feeder funds and other intermediaries to access investors differs from our traditional fundraising model and may significantly increase our fundraising expenses. As a result of our acceleration of fundraising and the use of feeder funds, the costs associated with fundraising are expected to increase as compared to 2012.

•

Our ability to generate strong returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the year ended December 31, 2012, we realized proceeds of $18.7 billion for our carry fund investors. Although we have been able to exit several investments at attractive returns in 2012, and the fair value of our funds’ net assets has increased as the U.S. and certain other economies have improved, there can be no assurance that these trends will continue. Despite volatility in the public markets, the overall annual valuations in our funds generally have increased year over year, though there can be no assurance that this will continue. The valuation of our carry fund portfolio increased by 14% for calendar year 2012.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Because we pursue investment opportunities strategically as they arise and we have a long-term investment horizon, the capital deployed in any one quarter may vary significantly from the cumulative capital deployed in a given year. We believe that the current economic environment provides significant opportunities to pursue attractive investment opportunities. During the year ended December 31, 2012, we invested $7.9 billion in new and existing investments in our carry funds and committed more than $2 billion to additional investments that have closed or are expected to close in early to mid-2013. As of December 31, 2012, we had capital available for investment through our carry funds of $25 billion. We have expanded both the breadth and depth of our hedge fund partnerships, and as of December 31, 2012, we had $12.1 billion in hedge fund assets invested across credit, equities, and commodities trading strategies. We believe that our available capital and our general investment pace put us in a position to grow our revenues over time. Our ability to identify and execute investments which our investment professionals determine to be attractive continues to depend on a number of factors, including competition, valuation, credit availability and pricing and other general market conditions.

•

Our ready access to credit. In 2012, due to the actions taken by central banks around the world, credit became more readily available on attractive terms with historically low interest rates. Our investment funds and portfolio companies were able to take advantage of the opportunities provided by this increase in liquidity in the market to finance, refinance or restructure on more favorable terms more than $23.4 billion of debt for over 25 portfolio companies. In addition, in early 2013, we were able to issue $500 million in aggregate principal amount of ten-year senior notes at a coupon of 3.875%, which allowed us to repay the outstanding borrowings under the revolving credit facility of our senior credit facility of $386.3 million as of December 31, 2012 and to prepay $75.0 million of term loan principal that would have been due in September 2014.

•

Our ability to meet evolving investor requirements. We believe that investors will seek to deploy their investment capital in a variety of different ways, including fund investments, separate accounts and direct co-investments. We anticipate that this trend will result in a bifurcation within the global alternative asset management industry, with a limited number of large global market participants joined by numerous smaller and more specialized funds, providing investors with greater flexibility when allocating their investment capital. Additionally, individual investors are increasingly seeking opportunities to invest with global alternative asset managers given the strength of private equity returns as compared to other asset classes. We are currently addressing this demand through the use of feeder funds and may explore other methods to access this market. The cost of feeder funds and other intermediaries to access these investors differs from our traditional fundraising model and may significantly increase our fundraising expenses. We intend to continue our focus on innovation to offer investors a broad variety of investment options. Additionally, as we continue to expand our platform, we seek to broaden the appeal of our investment products and to create avenues through which we expect to attract a new base of individual investors.

A significant portion of our revenues are derived from performance fees, the size of which is dependent on the success of our fund investments. A decrease in valuations of our fund investments or valuation increases that are below the hurdle rate or high water marks may result in a reduction of accrued performance fees which we would expect to be most significant in Corporate Private Equity, our largest business segment. We were able to make significant distributions to the investors in our carry funds in the last year, as a result of successful realization activity in our funds. Generally, successful realization activity has a positive impact on our realized performance fees when those realizations occur in funds that are realizing performance fees, but a negative impact on our Fee-earning AUM to the extent such realizations occur in funds where the management fees are calculated on the basis of invested capital. To the extent such successful realization activity continues in subsequent periods, we would expect a similar impact.

The investment periods for many of the large carry funds that we raised between 2006 and 2008 expired during 2012 and the investment period for additional funds will expire in 2013. In certain cases, the investment period of a fund may expire prior to the raising of a successor fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. As a result, the management fee revenues we earn from these extended funds will decline; however, it is during this period that our funds are generally realizing their remaining investments and generating realized performance fees if such funds have exceeded their performance hurdles. Also, the favorable impact on Fee-earning AUM and related management fee revenues of a successor fund or new fundraising initiatives will, to the extent of the success of these new funds or initiatives, offset the management fee revenue reductions. However, to the extent we do not plan to raise a successor fund in the same year, Fee-earning AUM will be reduced. In 2013, we generally expect that management fees from successor funds and new fundraising initiatives will result in a net increase in management fees as compared to 2012. However, management fees in our Corporate Private Equity segment may be level with 2012 or decrease slightly due to the timing and/or size of raising certain successor funds.

Our management fee revenues will also be affected by any adverse impact on Fee-earning AUM resulting from successful realization activity in our carry funds. For example, our Fee-earning AUM increased by $12.1 billion during the year ended December 31, 2012, primarily due to inflows of $27.3 billion, principally driven by our firm acquisitions of $15.4 billion. In addition, we had new net subscriptions to our hedge funds of $1.8 billion. These inflows were offset by outflows of $18.9 billion resulting primarily from reductions in management fee basis for certain funds and fund of funds vehicles exiting their investment/commitment fee period and distributions out of funds and fund of funds vehicles beyond their investment period whose fees are calculated based on investment capital at cost.

We anticipate that compensation and benefits and general and administrative expenses will increase in 2013 as compared to 2012 due to the impact of our increases in staffing and acquisitions during 2012 in addition to further staff augmentation that we expect to occur in 2013.

Recent Transactions

During the quarter ended December 31, 2012, we acquired 55% of Vermillion Asset Management, LLC and its consolidated subsidiaries, Viridian Partners, LLC, Crimson Physical Commodities Partners, LLC, Celadon Partners, LLC, and Indigo Partners, LLC, (collectively, “Vermillion”), a New York-based commodities investment manager with approximately $2.2 billion of assets under management as of December 31, 2012. We also entered into separate purchase agreements with ECM Capital, L.P. and Barclays Natural Resource Investments, a division of Barclays Bank PLC, pursuant to which we agreed to invest in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). NGP is an Irving, Texas-based energy investor with approximately $12.1 billion in assets under management as of December 31, 2012. Refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

In October 2012, we and two insurers that issued policies as part of the directors’ and officers’ liability program covering CCC (the “CCC Insurance Program”) entered into settlement agreements related to coverage disputes in connection with the previously disclosed litigation regarding CCC. Under the terms of the settlement agreements, the two insurers paid $18.5 million to us in exchange for full and complete releases of claims against those insurers under the policies they issued as part of the CCC Insurance Program. Refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million of 3.875% Senior Notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date.

A portion of the net proceeds from this issuance was used in January 2013 to repay the outstanding borrowings under the revolving credit facility of our senior credit facility of $386.3 million as of December 31, 2012. Additionally, we used a portion of the net proceeds to prepay $75.0 million of term loan principal that would be due in September 2014. Any remaining net proceeds will be used for general corporate purposes.

In February 2013, the Board of Directors of our general partner declared a distribution of $0.85 per common unit to common unitholders in respect of the fourth quarter of 2012 payable on March 13, 2013 to holders of record of common units at the close of business on March 4, 2013.

Consolidation of Certain Carlyle Funds

Pursuant to U.S. GAAP, we consolidate certain Carlyle funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 16% of our AUM as of December 31, 2012; approximately 12% of our fund management fees and less than 2% of our performance fees for the year ended December 31, 2012.

We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. Beginning in July 2011, we consolidated certain AlpInvest fund of funds vehicles. As of December 31, 2012, our consolidated CLOs held approximately $16 billion of total assets and comprised 59% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of December 31, 2012, our consolidated AlpInvest fund of funds vehicles had approximately $8 billion of total assets and comprised 30% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of December 31, 2012 primarily relate to our consolidated hedge funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Partnership and partners’ capital. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities, redeemable non-controlling interests in consolidated entities, and partners’ capital appropriated for Consolidated Funds in the consolidated financial statements. For further information, see Note 2 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.

Key Financial Measures

Our key financial measures are discussed in the following pages.

Revenues

Revenues primarily consist of fund management fees, performance fees, investment income, including realized and unrealized gains of our investments in our funds and other trading securities, as well as interest and other income. See “— Critical Accounting Policies — Performance Fees” and Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the manner in which management fees and performance fees are generated.

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds or (c) the net asset value (“NAV”) of certain of our investment funds, as described in our consolidated financial statements. Fee-earning AUM based on NAV was approximately 10% of our total Fee-earning AUM as of December 31, 2012.

Management fees for funds in our Corporate Private Equity and Real Assets segments generally range from 1.0% to 2.0% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-

down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January 1 and July 1, which are the semiannual due dates for management fees. Management fees from the fund of funds vehicles in our Solutions segment generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the investment period of the relevant fund. Following the expiration of the investment period of such vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. Management fees for our Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, Vermillion and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road, ESG, and Vermillion and 60% in the case of AlpInvest. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners V, L.P. (CP V), a U.S. buyout fund with approximately $13.0 billion of Fee-earning AUM as of December 31, 2012, were approximately 17%, 18%, and 22% of total management fees recognized during the years ended December 31, 2012, 2011, and 2010, respectively. For the year ended December 31, 2010, management fees attributable to our latest Europe buyout fund (CEP III), with approximately $6.7 billion of Fee-earning AUM as of such date, were approximately 14% of total management fees recognized during that period. No other fund generated over 10% of total management fees in the periods presented.

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

Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) the investment fund’s cumulative returns are in excess of the preferred return and (iii) we have decided to collect carry rather than return additional capital to limited partner investors. The portion of performance fees that are realized and unrealized in each period are separately reported in our statement of operations. As a result of the reorganization in May 2012 as described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K, we restructured certain carried interest rights allocated to certain retired senior Carlyle professionals so that such carried interest rights are reflected as non-controlling interests in our financial statements. In addition, in connection with the reorganization, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to approximately 45%. Among other adjustments, the presentation of our pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to (i) income attributable to the carried interest rights which are now reflected as non-controlling interests, and (ii) the change in the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations. See “Unaudited Pro Forma Financial Information.”

Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, see “Item 1. Business — Our Family of Funds.”

Performance fees from CP V, Carlyle Partners IV, L.P. (CP IV), and Carlyle Asia Partners II, L.P. (CAP II), (with total AUM of approximately $14.1 billion, $6.9 billion, and $1.4 billion, respectively, as of December 31, 2012) were $302.6 million, $230.1 million, and $115.1 million, respectively, for the year ended December 31, 2012. Performance fees from CP V and CP IV were $491.9 million and $472.3 million, respectively, for the year ended December 31, 2011. Performance fees from CP IV were $668.7 million for the year ended December 31, 2010. No other fund generated over 10% of performance fees in the periods presented.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2012, 2011, and 2010, the reversals of performance fees were $34.5 million, $286.8 million, and $38.5 million, respectively.

As of December 31, 2012, accrued performance fees and accrued giveback obligations were approximately $2.2 billion and $69.2 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2012 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2012, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.2 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

In addition, we use the term “net performance fees” to refer to the performance fees from our funds net of the portion allocated to our investment professionals which is reflected as performance fee related compensation expense. We use the term “realized net performance fees” to refer to realized performance fees from our funds, net of the portion allocated to our investment professionals which is reflected as realized performance fee related compensation expense. See “— Non-GAAP Financial Measures” for the amount of realized and unrealized performance fees recognized each period. See “— Segment Analysis” for the realized and unrealized performance fees by segment and related discussion for each period.

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2012 (amounts in millions):

	As of December 31, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results
Level I	$9,076	$4,473	$4,045	$878	$18,472
Level II	455	3,750	950	14	5,169
Level III	25,429	18,137	26,043	28,662	98,271

Total Fair Value	34,960	26,360	31,038	29,554	121,912
Other Net Asset Value	736	4,362	(788)	—	4,310

Total AUM, Excluding Available Capital Commitments	35,696	30,722	30,250	29,554	126,222
Available Capital Commitments	17,642	1,820	9,944	14,528	43,934

Total AUM	$53,338	$32,542	$40,194	$44,082	$170,156

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

In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 of our consolidated financial statements included in this Annual Report on Form 10-K.

Investment Income and Interest and Other Income. Investment income and interest and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee. Realized investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of unrealized gains (losses) at the time an investment is realized. On March 31, 2012, we distributed to their beneficial owners certain investments in or alongside our funds beneficially owned by certain existing and former owners of the Parent Entities. In connection with our May 2012 initial public offering, the remainder of such beneficial interests were restructured such that they will be reflected as non-controlling interests in our financial statements in reporting periods after the initial public offering. Among other adjustments, the presentation of pro forma Economic Net Income includes adjustments to our historical Economic Net Income related to the investment income that is attributable to any such investments which either will no longer be consolidated or will be reflected as non-controlling interests, as the case may be. See “— Non-GAAP Financial Measures.”

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented and may change in future periods due to changes in U.S. GAAP, changes in fund terms and terminations of funds.

Net Investment Gains (Losses) of Consolidated Funds. Net investment gains (losses) of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. Substantially all of the net investment gains (losses) of Consolidated Funds are attributable to the limited partner investors and allocated to non-controlling interests. Therefore a gain or loss is not expected to have an impact on the revenues or profitability of the Partnership. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are non-recourse to us. Therefore, a gain or loss from the Consolidated Funds does not impact the assets available to our equity holders.

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements. Bonuses are accrued over the service period to which they relate. For periods prior to our initial public offering in May 2012, compensation attributable to our senior Carlyle professionals was accounted for as distributions from equity rather than as employee compensation. Furthermore, any unpaid obligation to our senior Carlyle professionals was presented as a separate liability to our senior Carlyle professionals. For periods subsequent to our initial public offering in May 2012, we account for compensation to senior Carlyle professionals as compensation expense in our statement of operations, and the liability for compensation payable to senior Carlyle professionals is included in the accrued compensation and benefits liability. Accordingly, compensation expense pursuant to U.S. GAAP was substantially lower in periods prior to our initial public offering in May 2012. For periods prior to our initial public offering in May 2012, in our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings, which are used by management in assessing the performance of our segments, we have included an adjustment for partner compensation. See “— Consolidated Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Income Before Provision for Income Taxes to Total Segments Economic Net Income, of Total Segments Economic Net Income to Fee Related Earnings and of Fee Related Earnings to Distributable Earnings.

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

In addition, in 2012 we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings.

We expect that we will hire additional individuals and that overall compensation levels will correspondingly increase, which will result in an increase in compensation and benefits expense. As a result of recent acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense. We also expect that our fundraising will increase in future periods and as a result we expect that our compensation expense will also increase in periods where we close on increased levels of new capital commitments. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.

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

Income taxes for foreign entities are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2012, our U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2011. Specifically, our Washington, D.C. franchise tax years are currently open, as are our New York City returns, for the tax years 2009 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Non-GAAP Financial Measures

Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and accordingly segment net income, are presented on a basis that deconsolidates the Consolidated Funds. ENI also reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering in May 2012, was accounted for as distributions from equity under U.S. GAAP rather than as employee compensation. Total Segment ENI equals the aggregate of ENI for all segments. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.

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

Fee Related Earnings. Fee related earnings is a component of ENI and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds and performance fee-related compensation. Accordingly, fee related earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee related earnings are reported as part of our segment results. We use fee related earnings from operations to measure our profitability from fund management fees. Fee related earnings reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering, was accounted for as distributions from equity rather than as employee compensation. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired, the amount of limited partner capital commitments, for fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired, the remaining amount of limited partner invested capital, and for the NGP management fee funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period); and

(e)	for fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Consolidated Results
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$38,491	$51,059	$44,498
Fee-earning AUM based on invested capital (2)	34,176	19,942	19,364
Fee-earning AUM based on collateral balances, at par (3)	16,155	12,436	11,377
Fee-earning AUM based on net asset value (4)	11,724	7,858	4,782
Fee-earning AUM based on lower of cost or fair value and other(5)	22,575	19,730	755

Balance, End of Period	$123,121	$111,025	$80,776

(1)	Reflects limited partner capital commitments where the investment period or commitment fee period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Represents the amount of aggregate Fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Consolidated Results
Fee-earning AUM Rollforward
Balance, Beginning of Period	$111,025	$80,776	$75,411
Acquisitions	15,434	34,204	9,604
Inflows, including Commitments (1)	11,856	6,228	3,030
Outflows, including Distributions (2)	(18,936)	(7,660)	(3,436)
Subscriptions, net of Redemptions (3)	1,786	1,207	(88)
Changes in CLO collateral balances (4)	311	(584)	(2,534)
Market Appreciation/(Depreciation) (5)	874	450	38
Foreign Exchange and other (6)	771	(3,596)	(1,249)

Balance, End of Period	$123,121	$111,025	$80,776

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented by segment.

Assets under Management

Assets under management or AUM refers to the assets we manage. Our AUM equals the sum of the following:

(a)	the fair value of the capital invested in our carry funds, co-investment vehicles, NGP management fee funds, and fund of funds vehicles plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance and principal cash at par of our CLOs (inclusive of all positions) and the reference portfolio notional amount of our synthetic CLOs; and

(c)	the net asset value (pre-redemptions and subscriptions), of our long/short credit emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds.

Our carry funds are closed-ended funds and investors are not able to redeem their interests under the fund partnership agreements.

For our carry funds, co-investment vehicles, fund of funds vehicles and the NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

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

Available Capital

Available capital, commonly known as “dry powder,” for our carry funds, fund of funds vehicles, and NGP management fee funds refers to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, As of December 31, 2009	$33,648	$56,184	$89,832
Acquisitions	—	10,463	10,463
Commitments (1)	3,944	—	3,944
Capital Called, net (2)	(14,819)	14,312	(507)
Distributions (3)	2,151	(8,391)	(6,240)
Subscriptions, net of Redemptions (4)	—	(140)	(140)
Changes in CLO collateral balances (5)	—	(3,119)	(3,119)
Market Appreciation/(Depreciation) (6)	—	14,524	14,524
Foreign exchange and other (7)	(508)	(737)	(1,245)

Balance, As of December 31, 2010	$24,416	$83,096	$107,512

Acquisitions	16,926	31,300	48,226
Commitments (1)	5,405	—	5,405
Capital Called, net (2)	(12,066)	11,281	(785)
Distributions (3)	3,784	(22,597)	(18,813)
Subscriptions, net of Redemptions (4)	—	1,338	1,338
Changes in CLO collateral balances (5)	—	(1,116)	(1,116)
Market Appreciation/(Depreciation) (6)	—	7,702	7,702
Foreign exchange and other (7)	(940)	(1,560)	(2,500)

Balance, As of December 31, 2011	$37,525	$109,444	$146,969

Acquisitions	4,000	13,284	17,284
Commitments (1)	12,281	—	12,281
Capital Called, net (2)	(13,084)	12,413	(671)
Distributions (3)	3,038	(25,012)	(21,974)
Subscriptions, net of Redemptions (4)	—	1,763	1,763
Changes in CLO collateral balances (5)	—	481	481
Market Appreciation/(Depreciation) (6)	—	12,964	12,964
Foreign exchange and other (7)	174	885	1,059

Balance, As of December 31, 2012	$43,934	$126,222	$170,156

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. Pursuant to revised consolidation guidance that became effective January 1, 2010, we consolidated the existing and any subsequently acquired CLOs where we hold a controlling financial interest. On December 31, 2010, we completed our acquisition of Claren Road and consolidated its operations and certain of its managed funds from that date forward. In addition, on July 1, 2011, we completed the acquisitions of ESG and AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four new CLOs throughout 2012 and consolidated those CLOs beginning on their respective formation dates. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

The following table also includes our unaudited consolidated pro forma results of operations for the year ended December 31, 2012 after giving pro forma effect to the reorganization and offering transactions described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K as if such transactions had been completed as of January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical consolidated financial results. The unaudited consolidated pro forma financial information is included for informational purposes only and does not purport to reflect our results of operations that would have occurred had the transactions described above occurred on the dates indicated or had we operated as a public company during the periods presented or for any future period or date. The unaudited consolidated pro forma financial information should not be relied upon as being indicative of our results of operations had the transactions described above occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project our results of operations for any future period or date.

	Pro Forma(1) for the Year Ended December 31,	Year Ended December 31,
	2012	2012	2011	2010
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$977.6	$977.6	$915.5	$770.3
Performance fees
Realized	907.5	907.5	1,307.4	266.4
Unrealized	133.6	133.6	(185.8)	1,215.6

Total performance fees	1,041.1	1,041.1	1,121.6	1,482.0
Investment income
Realized	15.6	16.3	65.1	11.9
Unrealized	8.9	20.1	13.3	60.7

Total investment income	24.5	36.4	78.4	72.6
Interest and other income	14.4	14.5	15.8	21.4
Investment and other income of Consolidated Funds	903.5	903.5	714.0	452.6

Total revenues	2,961.1	2,973.1	2,845.3	2,798.9
Expenses
Compensation and benefits
Base compensation	691.5	624.5	374.5	265.2
Equity-based compensation	213.2	201.7	—	—
Performance fee related
Realized	374.7	285.5	225.7	46.6
Unrealized	96.1	32.2	(122.3)	117.2

Total compensation and benefits	1,375.5	1,143.9	477.9	429.0
General, administrative, and other expenses	357.5	357.5	323.5	177.2
Interest	17.4	24.6	60.6	17.8
Interest and other expenses of Consolidated Funds	758.1	758.1	453.1	233.3
Loss from early extinguishment of debt, net of related expenses	—	—	—	2.5
Equity issued for affiliate debt financing	—	—	—	214.0
Other non-operating expense	10.6	7.1	32.0	—

Total expenses	2,519.1	2,291.2	1,347.1	1,073.8
Other income (loss)
Net investment gains (losses) of Consolidated Funds	1,757.5	1,758.0	(323.3)	(245.4)
Gain on business acquisition	—	—	7.9	—

Income before provision for income taxes	2,199.5	2,439.9	1,182.8	1,479.7
Provision for income taxes	41.8	40.4	28.5	20.3

Net income	2,157.7	2,399.5	1,154.3	1,459.4
Net income (loss) attributable to non-controlling interests in consolidated entities	1,788.1	1,756.7	(202.6)	(66.2)

Net income attributable to Carlyle Holdings	369.6	642.8	$1,356.9	$1,525.6

Net income attributable to non-controlling interests in Carlyle Holdings	324.1	622.5

Net income attributable to The Carlyle Group L.P.	$45.5	$20.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$1.19	$0.48

Diluted	$1.07	$0.41

Weighted-average common units
Basic	38,344,199	42,562,928

Diluted	42,490,807	259,698,987

(1)	– Refer to “Unaudited Pro Forma Information.”

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

Revenues

Total revenues were $2,973.1 million for the year ended December 31, 2012, an increase of 4% over total revenues in 2011. The increase in revenues was primarily attributable to an increase in interest and other income of Consolidated Funds and fund management fees which increased $189.5 million and $62.1 million, respectively. The increase in revenues was partially offset by a decrease in performance fees of $80.5 million and a decrease in investment income of $42.0 million.

Fund Management Fees. Fund management fees increased $62.1 million, or 7%, to $977.6 million for the year ended December 31, 2012 as compared to 2011. In addition, fund management fees from consolidated funds increased $33.2 million for the year ended December 31, 2012 as compared to 2011. These fees eliminate upon consolidation of these funds.

The increase was due to approximately $86.3 million of incremental management fees related to the acquisitions of ESG, AlpInvest, and Vermillion. The ESG and AlpInvest acquisitions occurred in July 2011 and therefore only reflect six months of management fees for the year ended December 31, 2011 versus twelve months of management fees for the year ended December 31, 2012. The Vermillion acquisition occurred in October 2012. In addition, during the year ended December 31, 2012, management fees increased by $22.2 million as a result of increased AUM in our Claren Road hedge funds.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $49.5 million and $75.7 million for the years ended December 31, 2012 and 2011, respectively. The $26.2 million decrease in transaction and portfolio advisory fees primarily resulted from several significant transaction fees that were generated by our buyout funds during 2011 as well as a decrease in portfolio advisory fees generated upon the sale or public offering of portfolio companies within our Corporate Private Equity segment.

Performance Fees. Performance fees for the year ended December 31, 2012 were $1,041.1 million compared to $1,121.6 million in 2011. In addition, performance fees from consolidated funds decreased $20.7 million for the year ended December 31, 2012 as compared to 2011. These fees eliminate upon consolidation. The performance fees recorded in 2012 and 2011 were due principally to increases in the fair value of the underlying funds, which increased approximately 14% and 16% in total remaining value during 2012 and 2011, respectively. The increase in the fair value of the investments was driven by asset performance and operating projections as well as increases in market comparables. Approximately $786.1 million and $845.8 million of performance fees for the years ended December 31, 2012 and 2011, respectively, were generated by our Corporate Private Equity segment. Performance fees for the years ended December 31, 2012 and 2011 were $99.6 million and $145.9 million for the Global Market Strategies segment, and $90.7 million and $150.4 million for the Real Assets segment, respectively. Performance fees for the years ended December 31, 2012 and 2011 were $64.7 million and $(20.5) million for the Solutions segment, which was established upon the completion of the acquisition of AlpInvest on July 1, 2011. Further, approximately $532.7 million and $964.2 million of our performance fees for the year ended December 31, 2012 and 2011, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $36.4 million in the year ended December 31, 2012 decreased 54% over investment income of $78.4 million for the year ended December 31, 2011. The $42.0 million decrease relates primarily to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of the Partnership indirectly through the Partnership, as well as unrealized losses in 2012 on certain real estate investments. See Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, investment income from Consolidated Funds decreased $10.6 million for the year ended December 31, 2012 as compared to 2011, primarily from a lesser increase in fair value of our investments in the equity tranches of our CLOs in 2012 as compared to 2011. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $1.3 million to $14.5 million for the year ended December 31, 2012, as compared to $15.8 million in 2011.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $903.5 million in the year ended December 31, 2012, an increase of $189.5 million from $714.0 million in 2011. This increase relates primarily to the consolidated CLOs associated with the acquired Highland CLOs in February 2012 and four new CLOs launched in 2012. Interest and other income of consolidated CLOs increased $113.3 million from 2011 to 2012. Also contributing to the increase were the consolidated AlpInvest fund of fund vehicles.

The AlpInvest acquisition occurred in July 2011 and therefore the consolidated financial statements only reflect six months of revenue for the year ended December 31, 2011 versus twelve months of revenue for the year ended December 31, 2012. Interest and other income of consolidated fund of funds vehicles increased $46.0 million from 2011 to 2012. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $2,291.2 million for the year ended December 31, 2012, an increase of $944.1 million from $1,347.1 million in 2011. The increase is primarily due to increases in compensation and benefits and interest and other expenses of Consolidated Funds, which increased $666.0 million and $305.0 million, respectively.

Total compensation and benefits for the year ended December 31, 2012 increased $666.0 million, or 139%, from $477.9 million in 2011 to $1,143.9 million in 2012. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $2,556.6 million and $2,018.6 million in the years ended December 31, 2012 and 2011, respectively, representing an increase of $538.0 million due primarily to increases in interest and other expenses of Consolidated Funds of $305.0 million and an increase in total compensation and benefits of $259.9 million. The increase in compensation primarily reflects equity-based compensation expense recorded in 2012.

Compensation and Benefits. Base compensation and benefits increased $250.0 million, or 67%, for the year ended December 31, 2012 as compared to 2011, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals in 2012 subsequent to our initial public offering in May 2012. Also contributing to the increase in base compensation expense were increases in the value of the employment-based contingent cash consideration associated with the Partnership’s acquisitions totaling $32.3 million. The balance of the increase reflects the acquisitions of ESG, AlpInvest, and Vermillion and the addition of their professionals in July 2011 for ESG and AlpInvest and October 2012 for Vermillion. Base compensation and benefits attributable to senior Carlyle professionals was $67.0 million and $243.3 million for the period from January 1, 2012 through our initial public offering in May 2012 and for the year ended December 31, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation and benefits would have been $691.5 million and $617.8 million for the years ended December 31, 2012 and 2011, respectively.

Equity-based compensation was $201.7 million for the year ended December 2012. Equity-based compensation includes the effect of grants of deferred restricted common units and phantom deferred restricted common units and the issuance of unvested Carlyle Holdings partnership units in 2012. Also included in equity-based compensation is $59.0 million of expense associated with the exchange of carried interest rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Performance fee related compensation expense increased $214.3 million for the year ended December 31, 2012 as compared to 2011. Performance fee related compensation expense attributable to senior Carlyle professionals was $197.4 million and $428.2 million for the period from January 1, 2012 through our initial public offering in May 2012 and for the year ended December 31, 2011, respectively. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee related compensation expense would have been $515.1 million and $531.6 million for the year ended December 31, 2012 and 2011, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation expense as a percentage of performance fees was 49% and 47% in the years ended December 31, 2012 and 2011, respectively.

Total compensation and benefits would have been $1,408.3 million and $1,149.4 million for the years ended December 31, 2012 and 2011, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $34.0 million for the year ended December 31, 2012 as compared to 2011. This increase was driven primarily by (i) an increase of $24.6 million in amortization expense associated with intangible assets acquired in 2012 and 2011; (ii) a negative variance of $6.6 million related to foreign currency adjustments; and (iii) an increase of $17.4 million related to the acquisitions of ESG and AlpInvest (which were acquired in July 2011) and Vermillion (which was acquired in October 2012). These increases were partially offset by $18.5 million in proceeds from an insurance settlement that occurred in the fourth quarter of 2012; refer to Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Interest. Interest expense for the year ended December 31, 2012 was $24.6 million, a decrease of $36.0 million from 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $305.0 million for the year ended December 31, 2012 as compared to 2011 due primarily to the consolidated AlpInvest fund of fund vehicles and ESG hedge funds, as well as the acquisitions of the Highland CLOs in February 2012 and four new CLOs launched in 2012. The AlpInvest and ESG acquisitions occurred in July 2011 and therefore only reflect six months of expenses for the year ended December 31, 2011 versus twelve months of expenses for the year ended December 31, 2012. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Expenses. Other non-operating expenses of $7.1 million for the year ended December 31, 2012 reflect a decrease of $24.9 million from other non-operating expenses of $32.0 million for the year ended December 31, 2011. The decrease is due primarily to the redemption of the subordinated notes payable to Mubadala in October 2011 and March 2012. For the year ended December 31, 2011, we recorded a loss associated with the change in fair value on the subordinated notes of $28.5 million, as compared to a fair value gain of $2.5 million for the year ended December 31, 2012. The decrease in other non-operating expenses from the Mubadala note redemption was offset partially by increases in the fair value of contingent consideration from the acquisitions, which resulted in an additional $6.1 million of expense in 2012.

Net Investment Gains (Losses) of Consolidated Funds

For the year ended December 31, 2012, net investment gains of Consolidated Funds was $1,758.0 million, as compared to net investment losses of $323.3 million for the year ended December 31, 2011. This balance is driven primarily by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Realized gains	$829.5	$658.8
Net change in unrealized gains/losses	1,851.1	(919.6)

Total gains (losses)	2,680.6	(260.8)
Losses on liabilities of CLOs	(927.8)	(64.2)
Gains on other assets of CLOs	5.2	1.7

Total	$1,758.0	$(323.3)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the year ended December 31, 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles. These gains were partially offset by losses on the liabilities of the consolidated CLOs. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment losses for the year ended December 31, 2011 were due primarily to the change in fair value of the assets and liabilities of the consolidated CLOs. Also contributing to the net investment losses for the year ended December 31, 2011 was approximately $75.1 million of net investment losses attributable to the consolidated funds from the acquisitions of Claren Road, ESG, and AlpInvest.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $1,756.7 million for the year ended December 31, 2012 compared to a net loss attributable to non-controlling interests in consolidated entities of $202.6 million for the year ended December 31, 2011. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

During the year ended December 31, 2012, the net income of the Consolidated Funds was approximately $1,735.1 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs was approximately $2,126.2 million and $(378.0) million, respectively, for the year ended December 31, 2012. This compares to the net loss of our Consolidated Funds of $208.8 million for the year ended December 31, 2011. This net loss was substantially due to losses from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs, offset by income from the consolidated hedge funds. The net loss from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs was approximately $220.4 million and $122.0 million, respectively, for the year ended December 31, 2011, offset by net income from the consolidated hedge funds of approximately $84.4 million for that period.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $20.3 million for the year ended December 31, 2012. This amount represents the allocation of income to the Partnership for the period from the initial public offering in May 2012 through December 31, 2012. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 14% as of December 31, 2012). For the period from our initial public offering in May 2012 through December 31, 2012, the net income attributable to Carlyle Holdings was $104.5 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Total revenues were $2,845.3 million for the year ended December 31, 2011, an increase of 2% over total revenues in 2010. The increase in revenues was primarily attributable to an increase in interest and other income of Consolidated Funds and fund management fees which increased $261.4 million and $145.2 million, respectively. The increase in revenues was partially offset by a decrease in performance fees of $360.4 million.

Fund Management Fees. Fund management fees increased $145.2 million, or 19%, to $915.5 million for the year ended December 31, 2011 as compared to 2010. In addition, fund management fees from consolidated funds increased $61.6 million for the year ended December 31, 2011 as compared to 2010. These fees eliminate upon consolidation of these funds.

Approximately $195.5 million of the $206.8 million increase was due to incremental management fees resulting from the acquisitions of ESG and AlpInvest in July 2011, the acquisition of Claren Road in December 2010, and from acquired CLO contracts from Stanfield and Mizuho in the second half of 2010. In addition, during the year ended December 31, 2011, management fees increased as a result of new capital raised for one of our U.S. real estate funds and our South America buyout fund. Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $75.7 million and $50.0 million for the years ended December 31, 2011 and 2010, respectively. The $25.7 million increase in transaction and portfolio advisory fees resulted from greater investment activity during 2011 as compared to 2010. These fee increases were offset by non-recurring management fees earned in 2010 from final closings of two corporate private equity funds and lower fees from our third European buyout fund beginning in the fourth quarter of 2010.

Performance Fees. Performance fees for the year ended December 31, 2011 were $1,121.6 million compared to $1,482.0 million in 2010. In addition, performance fees from consolidated funds increased $37.0 million for the year ended December 31, 2011 as compared to 2010. These fees eliminate upon consolidation. The performance fees recorded in 2011 and 2010 were due principally to increases in the fair value of the underlying funds, which increased approximately 16% and 34% in total remaining value during 2011 and 2010, respectively. The net appreciation in the fair value of the investments was driven by improved asset performance and operating projections as well as increases in market comparables. Approximately $845.8 million and $1,259.0 million of performance fees for the years ended December 31, 2011 and 2010, respectively, were generated by our Corporate Private Equity segment. Performance fees for the years ended December 31, 2011 and 2010 were $145.9 million and $144.6 million for the Global Market Strategies segment, and $150.4 million and $78.4 million for the Real Assets segment, respectively. Performance fees for the Solutions segment, which was established upon the completion of the acquisition of AlpInvest, were $(20.5) million for the period from July 1, 2011 through December 31, 2011. Further, approximately $964.2 million of our performance fees for the year ended December 31, 2011 were related to CP V and CP IV.

Investment Income (Loss). Investment income of $78.4 million in the year ended December 31, 2011 increased 8% over 2010. The $5.8 million increase relates primarily to appreciation of investments in our funds that are not consolidated. In addition, investment income from Consolidated Funds increased $5.7 million for the year ended December 31, 2011 as compared to 2010, primarily from the increase in fair value of our investments in the equity tranches of our CLOs. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $5.6 million to $15.8 million for the year ended December 31, 2011, as compared to $21.4 million in 2010.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $714.0 million in the year ended December 31, 2011, an increase of $261.4 million from $452.6 million in 2010. This increase relates primarily to the acquired CLOs of Stanfield and Mizuho as well as the consolidated funds associated with the acquisitions of ESG, AlpInvest, and Claren Road.

The CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to Carlyle Group.

Expenses

Expenses were $1,347.1 million for the year ended December 31, 2011, an increase of $273.3 million from $1,073.8 million in 2010. The increase in expenses is partially due to the acquisitions that occurred in 2011 and the second half of 2010. The increase is due primarily to increases in general, administrative and other expenses and interest and other expenses of Consolidated Funds, which increased $146.3 million and $219.8 million, respectively. The increase was partially offset by a decrease from the non-recurring expense associated with the equity issued for affiliate debt financing of $214.0 million recorded in 2010.

Total compensation and benefits for the year ended December 31, 2011 increased $48.9 million, or 11%, from $429.0 million in 2010 to $477.9 million in 2011. The increase was primarily driven by base compensation, which increased primarily from the increase in headcount from 2010 to 2011, including additional professionals from the acquisitions of ESG, AlpInvest, and Claren Road. All compensation to senior Carlyle professionals is accounted for as equity distributions in our consolidated financial statements. Had such amounts been accounted for as compensation expense, then total expenses would have been $2,018.6 million and $1,842.0 million in the years ended December 31, 2011 and 2010, respectively, representing an increase of $176.6 million due primarily to increases in general, administrative and other expenses of $146.3 million and interest and other expenses of Consolidated Funds of $219.8 million, offset by a decrease from the non-recurring expense associated with the equity issued for affiliate debt financing of $214.0 million recorded in 2010.

Compensation and Benefits. Base compensation and benefits increased $109.3 million, or 41%, in the year ended December 31, 2011 as compared to 2010, which primarily relates to the acquisitions of ESG, AlpInvest, and Claren Road and the addition of their professionals. The balance of the increase primarily reflects the increase in other personnel and increases in base compensation reflecting promotions and merit pay adjustments. Performance related compensation expense decreased $60.4 million in the year ended December 31, 2011 as compared to 2010, of which $179.1 million was an increase in realized performance fee related compensation and $239.5 million was a decrease in unrealized performance fee related compensation. Compensation and benefits excludes amounts earned by senior Carlyle professionals for compensation and carried interest allocated to our investment professionals as such amounts are accounted for as distributions from equity. Base compensation and benefits attributable to senior Carlyle professionals was $243.3 million and $197.5 million and performance related compensation attributable to senior Carlyle professionals was $428.2 million and $570.7 million in the years ended December 31, 2011 and 2010, respectively. Base compensation and benefits would have been $617.8 million and $462.7 million and performance related compensation would have been $531.6 million and $734.5 million in the years ended December 31, 2011 and 2010, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense. As adjusted for amounts related to senior Carlyle professionals, performance related compensation as a percentage of performance fees was 47% and 50% in the years ended December 31, 2011 and 2010, respectively. Total compensation and benefits would have been $1,149.4 million and $1,197.2 million in the years ended December 31, 2011 and 2010, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $146.3 million for the year ended December 31, 2011 as compared to 2010. This increase was driven primarily by (i) approximately $57.3 million increase in amortization expense associated with intangible assets acquired in 2011 and 2010; (ii) an increase in professional fees for legal and accounting of approximately $15.7 million; (iii) an increase in information technology expenses of $11.1 million; (iv) an increase in office rent of $7.3 million; (v) a negative variance of $21.3 million related to foreign currency adjustments; and (vi) approximately $32.1 million of expenses related to the operations of Claren Road, AlpInvest and ESG.

Interest. Our interest expense for the year ended December 31, 2011 was $60.6 million, an increase of $42.8 million from 2010. This increase was primarily attributable to $33.6 million of interest expense recorded in 2011 on our subordinated notes payable to Mubadala which we issued in December 2010. In October 2011 and March 2012, we used borrowings on the revolving credit facility of our existing senior secured credit facility to redeem the $500 million aggregate principal amount of the subordinated notes payable to Mubadala. As of March 2012, the subordinated notes payable to Mubadala have been fully redeemed. The balance of the increase results from higher borrowings under our refinanced term loan and our revolving credit facility and indebtedness incurred in connection with the acquisition of Claren Road.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $219.8 million in the year ended December 31, 2011 as compared to 2010 due primarily to the acquisition of CLOs from Stanfield and Mizuho in 2010 and the consolidated Claren Road and ESG funds. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to Carlyle Group.

Other Non-operating Expenses. Other non-operating expenses of $32.0 million for the year ended December 31, 2011 reflect a $28.5 million fair value adjustment on our subordinated notes payable to Mubadala. In October 2011 and March 2012, we used borrowings on the revolving credit facility of our existing senior secured credit facility to redeem the $500 million aggregate principal amount of the subordinated notes payable to Mubadala. As of March 2012, the subordinated notes payable to Mubadala have been fully redeemed. Also included in non-operating expenses are $3.5 million of fair value adjustments on the performance earn-outs related to the acquisitions of Claren Road, ESG and AlpInvest. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net Investment Losses of Consolidated Funds

For the year ended December 31, 2011, net investment losses of Consolidated Funds was $323.3 million, as compared to $245.4 million for the year ended December 31, 2010. This balance is predominantly driven by our consolidated CLOs, hedge funds and AlpInvest fund of funds vehicles, and to a lesser extent by the other consolidated funds in our financial statements. The amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities of our consolidated CLOs. The components of net investment losses of consolidated funds for the respective periods are comprised of the following:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Realized gains	$658.8	$74.1
Net change in unrealized gains/losses	(919.6)	427.9

Total gains (losses)	(260.8)	502.0
Losses on liabilities of CLOs	(64.2)	(752.4)
Gains on other assets of CLOs	1.7	5.0

Total	$(323.3)	$(245.4)

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles and corporate private equity funds, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The liabilities of the CLOs have a lower degree of market liquidity than the CLO investments in bonds and loans and accordingly, their fair value changes will not necessarily be correlated. During the year ended December 31, 2011, the liabilities appreciated more than the investments, creating a net investment loss. Also contributing to the net investment losses for the year ended December 31, 2011 was approximately $75.1 million of net investment losses attributable to the consolidated funds from the acquisitions of Claren Road, ESG, and AlpInvest.

Net Loss Attributable to Non-controlling Interests in Consolidated Entities

Net loss attributable to non-controlling interests in consolidated entities was $202.6 million for the year ended December 31, 2011 compared to $66.2 million for the year ended December 31, 2010. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

During the year ended December 31, 2011, the net loss of our Consolidated Funds was approximately $208.8 million. This loss was substantially due to our consolidated CLOs and the consolidated funds associated with the Claren Road, ESG, and AlpInvest acquisitions. The consolidated CLOs generated a net loss of $122.0 million in 2011. The CLO liabilities appreciated in value greater than the CLO investments in loans and bonds, thereby creating a net loss. Also, the net loss from the consolidated AlpInvest fund of funds vehicles was approximately $220.4 million. The amount of the loss was offset by approximately $84.4 million of income allocated to the investors in the consolidated hedge funds which are reflected in redeemable non-controlling interests in consolidated entities on our consolidated balance sheet. This compares to the net loss of our Consolidated Funds of $76.9 million for the year ended December 31, 2010. The 2010 loss was driven by the losses incurred on the CLO liabilities as the liabilities appreciated in value greater than the investments of the CLOs. The investment loss was reduced by interest income in excess of interest expense from the CLOs. The consolidated AlpInvest fund of funds vehicles and hedge funds were acquired with our acquisitions of AlpInvest, ESG, and Claren Road and accordingly did not impact the 2010 results.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2012, 2011 and 2010. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, amortization of intangible assets and acquisition related expenses, adjusts for other nonrecurring or unusual items and corporate actions, and for periods prior to the reorganization and initial public offering in May 2012, treats compensation attributable to senior Carlyle professionals as compensation expense. See Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$943.2	$870.5	$763.5
Portfolio advisory fees, net	22.0	37.5	19.8
Transaction fees, net	27.5	38.2	30.2

Total fund level fee revenues	992.7	946.2	813.5
Performance fees
Realized	869.1	1,301.3	274.2
Unrealized	126.9	(195.1)	1,204.1

Total performance fees	996.0	1,106.2	1,478.3
Investment income
Realized	16.3	65.6	10.4
Unrealized	25.2	15.8	61.2

Total investment income	41.5	81.4	71.6
Interest and other income	13.7	15.5	22.4

Total revenues	2,043.9	2,149.3	2,385.8
Segment Expenses
Compensation and benefits
Direct base compensation	417.4	404.4	350.1
Indirect base compensation	144.5	133.5	107.1
Equity-based compensation	1.8	—	—
Performance fee related
Realized	367.0	623.8	140.7
Unrealized	104.4	(148.0)	593.8

Total compensation and benefits	1,035.1	1,013.7	1,191.7
General, administrative, and other indirect expenses	227.2	221.5	141.4
Depreciation and amortization expense	21.5	21.8	20.9
Interest expense	24.5	59.2	17.8

Total expenses	1,308.3	1,316.2	1,371.8

Economic Net Income	$735.6	$833.1	$1,014.0

Fee Related Earnings	$169.5	$121.3	$198.6

Net Performance Fees	$524.6	$630.4	$743.8

Realized Net Performance Fees	$502.1	$677.5	$133.5

Investment Income	$41.5	$81.4	$71.6

Distributable Earnings	$687.9	$864.4	$342.5

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Income before provision for income taxes	$2,439.9	$1,182.8	$1,479.7
Adjustments:
Partner compensation(1)	(265.4)	(671.5)	(768.2)
Equity-based compensation issued in conjunction with the IPO	200.1	—	—
Acquisition related charges and amortization of intangibles	128.3	91.5	11.0
Gain on business acquisition	—	(7.9)	—
Equity issued for affiliate debt financing	—	—	214.0
Other non-operating expenses	7.1	32.0	—
Loss associated with early extinguishment of debt	—	—	2.5
Net (income) loss attributable to non-controlling interests in consolidated entities	(1,756.7)	202.6	66.2
Provision for income taxes attributable to non-controlling interests in consolidated entities	(19.5)	—	—
Severance and lease terminations	5.9	4.5	8.5
Other adjustments	(4.1)	(0.9)	0.3

Economic Net Income	$735.6	$833.1	$1,014.0

Net performance fees(2)	524.6	630.4	743.8
Investment income(2)	41.5	81.4	71.6

Fee Related Earnings	$169.5	$121.3	$198.6

Realized performance fees, net of related compensation(2)	502.1	677.5	133.5
Investment income — realized(2)	16.3	65.6	10.4

Distributable Earnings	$687.9	$864.4	$342.5

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in our consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2012
			Total
	Carlyle		Reportable
	Consolidated	Adjustments(3)	Segments
	(Dollars in millions)
Performance fees
Realized	$907.5	$(38.4)	$869.1
Unrealized	133.6	(6.7)	126.9

Total performance fees	1,041.1	(45.1)	996.0
Performance fee related compensation expense
Realized	285.5	81.5	367.0
Unrealized	32.2	72.2	104.4

Total performance fee related compensation expense	317.7	153.7	471.4
Net performance fees
Realized	622.0	(119.9)	502.1
Unrealized	101.4	(78.9)	22.5

Total net performance fees	$723.4	$(198.8)	$524.6

Investment income
Realized	$16.3	$—	$16.3
Unrealized	20.1	5.1	25.2

Total investment income	$36.4	$5.1	$41.5

	Year Ended December 31, 2011
			Total
	Carlyle		Reportable
	Consolidated	Adjustments(3)	Segments
	(Dollars in millions)
Performance fees
Realized	$1,307.4	$(6.1)	$1,301.3
Unrealized	(185.8)	(9.3)	(195.1)

Total performance fees	1,121.6	(15.4)	1,106.2
Performance fee related compensation expense
Realized	225.7	398.1	623.8
Unrealized	(122.3)	(25.7)	(148.0)

Total performance fee related compensation expense	103.4	372.4	475.8
Net performance fees
Realized	1,081.7	(404.2)	677.5
Unrealized	(63.5)	16.4	(47.1)

Total net performance fees	$1,018.2	$(387.8)	$630.4

Investment income
Realized	$65.1	$0.5	$65.6
Unrealized	13.3	2.5	15.8

Total investment income	$78.4	$3.0	$81.4

	Year Ended December 31, 2010
			Total
	Carlyle		Reportable
	Consolidated	Adjustments(3)	Segments
	(Dollars in millions)
Performance fees
Realized	$266.4	$7.8	$274.2
Unrealized	1,215.6	(11.5)	1,204.1

Total performance fees	1,482.0	(3.7)	1,478.3
Performance fee related compensation expense
Realized	46.6	94.1	140.7
Unrealized	117.2	476.6	593.8

Total performance fee related compensation expense	163.8	570.7	734.5
Net performance fees
Realized	219.8	(86.3)	133.5
Unrealized	1,098.4	(488.1)	610.3

Total net performance fees	$1,318.2	$(574.4)	$743.8

Investment income (loss)
Realized	$11.9	$(1.5)	$10.4
Unrealized	60.7	0.5	61.2

Total investment income (loss)	$72.6	$(1.0)	$71.6

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. For 2012, adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the non-GAAP results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions for 2011 and 2012 to reflect Carlyle’s 55% economic interest in Claren Road, ESG and Vermillion and Carlyle’s 60% interest in AlpInvest in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$479.0	$514.1	$819.3
Global Market Strategies	165.2	161.5	104.0
Real Assets	67.0	143.9	90.7
Solutions	24.4	13.6	—

Economic Net Income	$735.6	$833.1	$1,014.0

Distributable Earnings
Corporate Private Equity	$399.4	$566.0	$307.2
Global Market Strategies	168.4	193.4	22.6
Real Assets	102.4	84.8	12.7
Solutions	17.7	20.2	—

Distributable Earnings	$687.9	$864.4	$342.5

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. We began reporting on our Solutions segment in the quarter ended September 30, 2011. Our segment information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are greater than those presented on a consolidated GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or is issued in acquisitions and strategic investments. Finally, for periods prior to the reorganization and initial public offering in May 2012, ENI includes an expense for base and performance fee related compensation attributable to senior Carlyle professionals, which was accounted for as distributions from equity in the consolidated GAAP-basis financial statements.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$496.2	$511.3	$537.6
Portfolio advisory fees, net	17.8	31.3	14.9
Transaction fees, net	19.0	34.7	21.5

Total fund level fee revenues	533.0	577.3	574.0
Performance fees
Realized	639.5	952.9	267.3
Unrealized	130.8	(99.3)	996.3

Total performance fees	770.3	853.6	1,263.6
Investment income
Realized	3.3	43.2	4.2
Unrealized	20.5	0.3	40.6

Total investment income	23.8	43.5	44.8
Interest and other income	9.0	9.2	14.8

Total revenues	1,336.1	1,483.6	1,897.2
Segment Expenses
Compensation and benefits
Direct base compensation	226.2	253.1	237.6
Indirect base compensation	92.5	90.4	70.9
Equity-based compensation	1.2	—	—
Performance fee related
Realized	304.7	487.5	136.0
Unrealized	71.7	(47.1)	524.8

Total compensation and benefits	696.3	783.9	969.3
General, administrative, and other indirect expenses	134.0	133.5	83.5
Depreciation and amortization expense	12.5	14.6	13.7
Interest expense	14.3	37.5	11.4

Total expenses	857.1	969.5	1,077.9

Economic Net Income	$479.0	$514.1	$819.3

Fee Related Earnings	$61.3	$57.4	$171.7

Net Performance Fees	$393.9	$413.2	$602.8

Realized Net Performance Fees	$334.8	$465.4	$131.3

Investment Income	$23.8	$43.5	$44.8

Distributable Earnings	$399.4	$566.0	$307.2

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total fee revenues were $533.0 million for the year ended December 31, 2012, representing a decrease of $44.3 million, or 8%, from the year ended December 31, 2011. This decrease reflects a $15.7 million decrease in net transaction fees, a decrease in fund management fees of $15.1 million, and a decrease in net portfolio advisory fees of $13.5 million. The decrease in net transaction fees resulted from several significant transaction fees that were generated by our buyout funds in 2011. The decrease in net portfolio fees resulted primarily from lower fees generated upon the sale or public offering of portfolio companies. Our weighted-average management fee rate decreased from 1.30% at December 31, 2011 to 1.28% at December 31, 2012. The decrease of approximately $4.2 billion of Fee-earning AUM resulted in a decrease in fund management fees. The decrease in Fee-earning AUM was due largely to the change in basis from commitments to invested equity in our buyout funds, as well as distributions in our funds outside their commitment period.

Interest and other income was $9.0 million for the year ended December 31, 2012, a decrease from $9.2 million in 2011.

Total compensation and benefits was $696.3 million and $783.9 million in the years ended December 31, 2012 and 2011, respectively. Performance fee related compensation expense was $376.4 million and $440.4 million, or 49% and 52% of performance fees, for the years ended December 31, 2012 and 2011, respectively.

Direct and indirect base compensation expense decreased $24.8 million for the year ended December 31, 2012, or 7% from 2011, primarily reflecting adjustments to reflect lower annual bonuses and headcount reductions.

Equity-based compensation was $1.2 million for the year ended December 31, 2012.

General, administrative and other indirect expenses increased $0.5 million for the year ended December 31, 2012 as compared to 2011. The expense increase primarily reflected overhead costs related to our continued investment in infrastructure and back office support and a negative variance related to foreign currency adjustments. These increases were offset partially by proceeds from an insurance settlement that occurred in the fourth quarter of 2012, which reduced general, administrative and other indirect expenses by $11.3 million.

Depreciation and amortization expense was $12.5 million for the year ended December 31, 2012, a decrease from $14.6 million in 2011.

Interest expense decreased $23.2 million, or 62%, for the year ended December 31, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $479.0 million for the year ended December 31, 2012, reflecting a 7% decrease as compared to ENI of $514.1 million for the year ended December 31, 2011. The decrease in ENI in 2012 was driven by a decrease in investment income of $19.7 million and a decrease in net performance fees of $19.3 million as compared to 2011, partially offset by a $3.9 million increase in fee related earnings.

Fee Related Earnings. Fee related earnings were $61.3 million for the year ended December 31, 2012, as compared to $57.4 million for 2011, representing an increase of $3.9 million. The increase in fee related earnings is primarily attributable to a decrease in base compensation of $24.8 million and a decrease in interest expense of $23.2 million, partially offset by decreases in fee revenues of $44.3 million.

Performance Fees. Performance fees decreased $83.3 million for the year ended December 31, 2012 as compared to 2011. Performance fees of $770.3 million and $853.6 million are inclusive of performance fees reversed of approximately $(15.6) million and $(246.4) during the years ended December 31, 2012 and 2011, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Buyout funds	$767.0	$847.7
Growth Capital funds	3.3	5.9

Performance fees	$770.3	$853.6

The $770.3 million in performance fees for the year ended December 31, 2012 was primarily driven by performance fees for CP IV, CP V, and CAP II of $231.2 million, $298.5 million, and $113.2 million, respectively. The total 2012 and 2011 appreciation in the remaining value of assets for funds in this segment was approximately 16% for each year. Comparatively, the $853.6 million of performance fees for the year ended December 31, 2011 was primarily driven by increases in net asset values of CP IV and CP V, representing performance fees of $472.3 million and $491.9 million, respectively, offset by performance fees for CAP II of $(82.2) million and CAP I (including co-investments) of $(69.0) million. The decrease in performance fees from 2012 to 2011 is partially due to CP V entering into a “carry position” during 2011, which resulted in a cumulative catch-up of performance fees earned as of that date. For the year ended December 31, 2012, CP V remains in a carry position but at a normalized rate.

During the year ended December 31, 2012, net performance fees were $393.9 million or 51% of performance fees and $19.3 million less than the net performance fees in 2011.

Investment Income. Investment income for the year ended December 31, 2012 was $23.8 million compared to $43.5 million in 2011. During the year ended December 31, 2012, realized investment income was $3.3 million as compared to $43.2 million in 2011 and unrealized investment income was $20.5 million in 2012 as compared to $0.3 million in 2011. The decrease in investment income from 2011 to 2012 relates primarily to the distribution in March 2012 of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle, and the restructuring as part of the reorganization in May 2012 of certain other investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle so that they are reflected as non-controlling interests in Carlyle’s financial statements. See Notes 1 and 12 to the consolidated financial statements included in this Annual Report on Form 10-K for more information. These investments are excluded from our Non-GAAP results subsequent to the distribution or restructuring.

Distributable Earnings. Distributable earnings decreased $166.6 million for the year ended December 31, 2012 to $399.4 million from $566.0 million in 2011. This decrease primarily reflects a decrease in realized net performance fees of $130.6 million and a decrease in realized investment income of $39.9 million.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Total fee revenues were $577.3 million for the year ended December 31, 2011, representing an increase of $3.3 million, or 0.6%, over 2010. This increase reflects a $13.2 million increase in net transaction fees and an increase in net portfolio advisory fees of $16.4 million offset by a decrease in fund management fees of $26.3 million. The increase in net transaction fees resulted from higher investment activity in 2011 compared to 2010. Despite an increase in our weighted-average management fee rate from 1.28% to 1.30% at December 31, 2011, a decrease of approximately $0.9 billion of Fee-earning AUM resulted in a decrease in fund management fees. This is due largely to distributions from several buyout funds outside of their investment period.

Interest and other income was $9.2 million for the year ended December 31, 2011, a decrease from $14.8 million in 2010.

Total compensation and benefits was $783.9 million and $969.3 million in the years ended December 31, 2011 and 2010, respectively. Performance fee related compensation expense was $440.4 million and $660.8 million, or 52% of performance fees, for the years ended December 31, 2011 and 2010, respectively.

Direct and indirect base compensation expense increased $35.0 million for the year ended December 31, 2011, or 11% over 2010, primarily reflecting adjustments to base compensation and bonuses as headcount increased.

General, administrative and other indirect expenses increased $50.0 million for the year ended December 31, 2011 as compared to 2010. The expense increase primarily reflected allocated overhead costs related to our continued investment in infrastructure and back office support.

Depreciation and amortization expense was $14.6 million for the year ended December 31, 2011, an increase from $13.7 million in 2010.

Interest expense increased $26.1 million, or 229%, for the year ended December 31, 2011 as compared to 2010. This increase was primarily attributable to interest expense recorded in 2011 on our subordinated notes payable to Mubadala, which we issued in December 2010. In October 2011 and March 2012, we used borrowings on the revolving credit facility of our existing senior secured credit facility to redeem the $500 million aggregate principal amount of the subordinated notes payable to Mubadala. As of March 2012, the subordinated notes payable to Mubadala have been fully redeemed. The increase was also due to higher borrowings under our refinanced term loan and our revolving credit facility.

Economic Net Income. ENI was $514.1 million for the year ended December 31, 2011, reflecting a 37% decrease as compared to ENI of $819.3 million for the year ended December 31, 2010. The decrease in ENI in 2011 was driven by a $189.6 million decrease in net performance fees as compared to 2010 and increases in interest expense and our continued investment in infrastructure and back office support which resulted in a $114.3 million decrease in fee related earnings.

Fee Related Earnings. Fee related earnings were $57.4 million for the year ended December 31, 2011, as compared to $171.7 million for 2010, representing a decrease of $114.3 million. The decrease in fee related earnings is primarily attributable to a net increase in expenses primarily reflecting allocated overhead costs related to our continued investment in infrastructure and back office support, as well as higher interest expense associated with the subordinated notes payable to Mubadala.

Performance Fees. Performance fees decreased $410.0 million for the year ended December 31, 2011 as compared to 2010. Performance fees of $853.6 million and $1,263.6 million are inclusive of performance fees reversed of approximately $(246.4) million and $0 during the years ended December 31, 2011 and 2010, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Buyout funds	$847.7	$1,213.6
Growth Capital funds	5.9	50.0

Performance fees	$853.6	$1,263.6

The $853.6 million in performance fees for the year ended December 31, 2011 was primarily driven by performance fees for CP IV of $472.3 million and CP V of $491.9 million, offset by performance fees for CAP II of $(82.2) million and CAP I (including co-investments) of $(69.0) million. During 2011, CP V surpassed its preferred return hurdles, which CP IV had accomplished in 2010. The total 2011 appreciation in the remaining value of assets for funds in this segment was approximately 16%. Approximately 64% and 25%, respectively, of the remaining fair value of the investment portfolios of CP IV and CP V is held in publicly traded companies. Accordingly, this portion of the portfolio will move in valuation in accordance with changes in public market prices for the equity of these companies. Comparatively, the $1,263.6 million of performance fees for the year ended December 31, 2010 was primarily driven by increases in net asset values of CP III and CP IV, representing performance fees of $147.9 million and $668.7 million, respectively, and CAP II of $173.4 million.

During the year ended December 31, 2011, net performance fees were $413.2 million or 48% of performance fees and $189.6 million less than the net performance fees in 2010.

Investment Income. Investment income for the year ended December 31, 2011 was $43.5 million compared to $44.8 million in 2010. During the year ended December 31, 2011, realized investment income was $43.2 million as compared to $4.2 million in 2010.

Distributable Earnings. Distributable earnings increased 84% for the year ended December 31, 2011 to $566.0 million from $307.2 million in 2010. This primarily reflects realized net performance fees of $465.4 million in 2011 compared to $131.3 million in 2010, offset by a decrease in fee related earnings of $114.3 million from 2010 to 2011.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$20,865	$28,434	$28,369
Fee-earning AUM based on invested capital	12,975	9,321	10,267
Fee-earning AUM based on lower of cost or fair value and other (2)	—	241	244

Total Fee-earning AUM	$33,840	$37,996	$38,880

Weighted Average Management Fee Rates (3)
All Funds	1.28%	1.30%	1.28%
Funds in Investment Period	1.33%	1.37%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,996	$38,880	$40,383
Inflows, including Commitments (1)	1,087	979	1,504
Outflows, including Distributions (2)	(5,192)	(1,746)	(2,502)
Foreign Exchange (3)	(51)	(117)	(505)

Balance, End of Period	$33,840	$37,996	$38,880

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $33.8 billion at December 31, 2012, a decrease of $4.2 billion, or approximately 11%, compared to $38.0 billion at December 31, 2011. Outflows of $5.2 billion were partially driven by (a) a $2.7 billion decrease resulting from the change in basis from commitments to invested capital of our second Japan buyout fund (CJP II) and our third Europe buyout fund (CEP III), and the completion of fees in our third U.S. buyout fund (CP III), and (b) $2.5 billion of distributions from several funds that were outside of their investment period. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Distribution activity by funds outside of their investment period only reduce fee-earning AUM to the extent that the distributions are a return of cost basis, as gain and income distributions have no impact on fee-earning AUM. Inflows of $1.1 billion were primarily related to limited partner commitments raised by our equity opportunities fund (CEOF I), our first Peru buyout fund (CPF I), and our first Sub-Saharan Africa fund (CSSAF I) as well as equity invested by various funds outside of their investment period. As of December 31, 2012, approximately $5.0 billion of new limited partner commitments raised for several of our new funds, including our latest vintage US buyout fund (CP VI), Asia buyout fund (CAP IV) and global financial services fund (CGFSP II), are not included in Fee-Earning AUM as these funds will not begin charging fees until the predecessor funds (CP V, CAP III, and CGFSP I, respectively) are substantially invested. Changes in fair value have no material impact on fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $38.0 billion at December 31, 2011, a decrease of $0.9 billion, or 2%, compared to $38.9 billion at December 31, 2010. Inflows of $1.0 billion were primarily related to limited partner commitments raised by our South America buyout fund (CSABF I), our first Renminbi denominated buyout fund (CBPF), and our equity opportunities fund (CEOF I). Outflows of $1.7 billion were principally a result of distributions from several buyout funds that were outside of their investment period.

Fee-earning AUM was $38.9 billion at December 31, 2010, a decrease of $1.5 billion, or 4%, compared to $40.4 billion at December 31, 2009. Inflows of $1.5 billion were primarily related to limited partner commitments raised by CAP III, CSABF I, CGFSP I and CBPF. Outflows of $2.5 billion were principally a result of distributions from several of the funds outside of their investment period.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, As of December 31, 2009	$21,674	$27,169	$48,843
Commitments (1)	2,258	—	2,258
Capital Called, net (2)	(9,163)	8,830	(333)
Distributions (3)	700	(5,350)	(4,650)
Market Appreciation/(Depreciation) (4)	—	10,738	10,738
Foreign exchange and other (5)	(340)	(206)	(546)

Balance, As of December 31, 2010	$15,129	$41,181	$56,310

Commitments (1)	1,604	—	1,604
Capital Called, net (2)	(4,980)	4,662	(318)
Distributions (3)	1,532	(12,504)	(10,972)
Market Appreciation/(Depreciation) (4)	—	4,604	4,604
Foreign exchange and other (5)	43	(206)	(163)

Balance, As of December 31, 2011	$13,328	$37,737	$51,065

Commitments (1)	7,560	—	7,560
Capital Called, net (2)	(4,474)	3,968	(506)
Distributions (3)	1,231	(12,017)	(10,786)
Market Appreciation/(Depreciation) (4)	—	6,035	6,035
Foreign exchange and other (5)	(3)	(27)	(30)

Balance, As of December 31, 2012	$17,642	$35,696	$53,338

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $53.3 billion at December 31, 2012, an increase of $2.2 billion, or approximately 4%, compared to $51.1 billion at December 31, 2011. This increase was primarily driven by (a) $7.6 billion of new commitments for several funds, including CP VI, CEOF I, CAP IV, CGFSP II, CSSAF I, CPF I and various co-investments, and (b) market appreciation across our portfolio of $6.0 billion. The total 2012 appreciation in the remaining value of assets for funds in this segment was approximately 16%, driven by a 17% increase in the buyout funds and a 12% increase in the growth funds. Appreciation in the buyout funds was primarily driven by CP IV, CP V and CEP III.

Total AUM was $51.1 billion at December 31, 2011, a decrease of $5.2 billion, or 9%, compared to $56.3 billion at December 31, 2010. This decrease was primarily driven by $12.5 billion of distributions, of which approximately $1.5 billion was recycled back into available capital. This decrease was partially offset by $4.6 billion of market appreciation across our portfolio, which experienced a 16% increase in value over the year due to an 18% increase across our buyout funds, offset by an 8% decrease across our growth capital funds. The increase in our buyout funds was primarily driven by appreciation in CP IV and CP V partially offset by depreciation in our Asia buyout and growth capital funds. Additionally, we raised new commitments of $1.6 billion for CSABF I, CBPF, CEOF, CGFSP II and various U.S. buyout co-investment vehicles, which further offset this decrease.

Total AUM was $56.3 billion at December 31, 2010, an increase of $7.5 billion, or 15%, compared to $48.8 billion at December 31, 2009. This increase was primarily driven by $10.7 billion of market appreciation due to a 46% appreciation in valuations across the segment. This appreciation was due to a 48% increase in value across our buyout funds and a 24% increase in our growth capital funds. The buyout appreciation was mostly driven by increases in value in all of our large buyout funds, including CP IV, CP V, CEP II and CAP II. Additionally, we raised new commitments of $2.3 billion primarily for CAP III, CSABF I, CGFSP I and CBPF. This increase was partially offset by $5.3 billion of distributions, of which approximately $0.7 billion was recycled back into available capital.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following table reflects the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of December 31, 2012						as of December 31, 2012
	Fund		Cumulative						Cumulative
	Inception	Committed	Invested	Total Fair			Gross	Net	Invested	Total Fair			Gross
	Date (1)	Capital	Capital (2)	Value (3)	MOIC (4)		IRR (7)	IRR (8)	Capital (2)	Value (3)	MOIC (4)		IRR (7)
Corporate Private Equity	(Reported in Local Currency, in Millions)								(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,071.5	3.0	x	34%	25%	$1,362.4	$4,071.5	3.0	x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,129.0	2.5	x	27%	21%	$4,007.9	$10,114.8	2.5	x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$15,281.6	2.0	x	15%	12%	$4,126.3	$10,188.9	2.5	x	21%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2	x	18%	11%	€981.6	€2,126.5	2.2	x	18%
CEP II	9/2003	€1,805.4	€2,046.5	€3,713.1	1.8	x	38%	21%	€1,016.5	€2,763.9	2.7	x	72%
CAP I	12/1998	$750.0	$627.7	$2,482.2	4.0	x	25%	18%	$627.7	$2,482.2	4.0	x	25%
CAP II	2/2006	$1,810.0	$1,611.3	$2,744.1	1.7	x	12%	8%	$587.7	$1,719.4	2.9	x	27%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥130,279.3	2.8	x	61%	37%	¥30,009.4	¥104,486.3	3.5	x	72%
All Other Funds (9)	Various		$3,404.8	$5,074.5	1.5	x	17%	7%	$2,305.1	$3,953.8	1.7	x	22%
Coinvestments and Other (10)	Various		$7,017.2	$17,109.9	2.4	x	36%	33%	$4,635.3	$14,185.2	3.1	x	36%

Total Fully Invested Funds			$30,209.9	$66,103.9	2.2	x	28%	21%	$20,635.9	$54,376.3	2.6	x	31%

Funds in the Investment Period (6)
CP V	5/2007	$13,719.7	$11,031.9	$16,073.1	1.5	x	16%	10%
CEP III	12/2006	€5,294.9	€4,199.8	€5,303.4	1.3	x	9%	5%
CAP III	5/2008	$2,551.6	$1,764.8	$1,909.6	1.1	x	4%	(2%)
CJP II	7/2006	¥165,600.0	¥135,239.7	¥134,722.4	1.0	x	0%	(5%)
CGFSP I	9/2008	$1,100.2	$809.6	$1,105.2	1.4	x	15%	8%
CAGP IV	6/2008	$1,041.4	$545.1	$664.4	1.2	x	12%	1%
CEOF I (13)	5/2011	$1,017.7	$220.6	$250.6	1.1	x	n/m	n/m
All Other Funds (11)	Various		$1,259.8	$1,497.8	1.2	x	10%	0%

Total Funds in the Investment Period			$22,772.4	$30,088.9	1.3	x	12%	6%	$4,693.7	$9,621.8	2.0	x	25%

TOTAL CORPORATE PRIVATE EQUITY (12)			$52,982.3	$96,192.8	1.8	x	26%	18%	$25,329.6	$63,998.0	2.5	x	31%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CUSGF III and Mexico.
(10)	Includes co-investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: MENA, CSABF, CETP II, CBPF, CSSAF and CPF I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
(13)	The Gross IRR and Net IRR for CEOF I are not meaningful as the investment period commenced May 2011.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and Vermillion, which we acquired on December 31, 2010, July 1, 2011, and October 1, 2012, respectively. The following table presents our results of operations for our Global Market Strategies segment:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$237.2	$173.5	$81.9
Portfolio advisory fees, net	2.5	3.0	2.3
Transaction fees, net	3.5	—	0.1

Total fund level fee revenues	243.2	176.5	84.3
Performance fees
Realized	112.4	204.2	9.8
Unrealized	(21.2)	(92.9)	135.1

Total performance fees	91.2	111.3	144.9
Investment income
Realized	13.1	20.3	4.8
Unrealized	9.6	12.8	16.9

Total investment income	22.7	33.1	21.7
Interest and other income	2.3	4.0	2.7

Total revenues	359.4	324.9	253.6
Segment Expenses
Compensation and benefits
Direct base compensation	86.3	61.7	40.1
Indirect base compensation	21.3	15.1	12.0
Equity-based compensation	0.2	—	—
Performance fee related
Realized	46.2	88.4	4.2
Unrealized	(8.4)	(48.2)	70.6

Total compensation and benefits	145.6	117.0	126.9
General, administrative, and other indirect expenses	40.6	33.2	17.6
Depreciation and amortization expense	3.5	2.7	2.5
Interest expense	4.5	10.5	2.6

Total expenses	194.2	163.4	149.6

Economic Net Income	$165.2	$161.5	$104.0

Fee Related Earnings	$89.1	$57.3	$12.2

Net Performance Fees	$53.4	$71.1	$70.1

Realized Net Performance Fees	$66.2	$115.8	$5.6

Investment Income	$22.7	$33.1	$21.7

Distributable Earnings	$168.4	$193.4	$22.6

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total fee revenues were $243.2 million for the year ended December 31, 2012, an increase of $66.7 million from 2011. The increase was due primarily to the acquisition of ESG on July 1, 2011 and the acquisition of Vermillion on October 1, 2012, increases in management fees from the hedge funds due to greater AUM in those funds, and additional “catch-up” management fees earned during 2012 from subsequent investor closings in our energy mezzanine fund (CEMOF I). The weighted-average management fee rate on our hedge funds decreased slightly from 1.88% at December 31, 2011 to 1.82% at December 31, 2012 due to lower rates on the Vermillion hedge funds, while our weighted-average fee rate on our carry funds increased from 1.40% to 1.46% during the year due to increased commitments in CEMOF I and our distressed and corporate opportunities fund (CSP III) that are currently in the investment period.

Interest and other income was $2.3 million for the year ended December 31, 2012 as compared to $4.0 million in 2011.

Total compensation and benefits was $145.6 million and $117.0 million for the years ended December 31, 2012 and 2011, respectively. Performance fee related compensation expense was $37.8 million and $40.2 million for the years ended December 31, 2012 and 2011, respectively. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our Non-GAAP results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $30.8 million for the year ended December 31, 2012 as compared to 2011, which primarily relates to the acquisitions of ESG, Churchill, and Vermillion and the hiring of other professionals in the Global Market Strategies business and increased headcount as we continue to invest in corporate infrastructure and back office support.

Equity-based compensation was $0.2 million for the year ended December 31, 2012.

General, administrative and other indirect expenses increased $7.4 million to $40.6 million for the year ended December 31, 2012 as compared to 2011. The increase is primarily due to the acquisitions of ESG (July 2011), Churchill (November 2011), and Vermillion (October 2012) and a negative variance related to foreign currency adjustments. These increases were offset partially by proceeds from an insurance settlement that occurred in the fourth quarter of 2012, which reduced general, administrative and other indirect expenses by $2.8 million.

Depreciation and amortization expense was $3.5 million for the year ended December 31, 2012, an increase from $2.7 million in 2011.

Interest expense decreased $6.0 million, or 57%, for the year ended December 31, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012. The decrease in interest expense was also due to the repayment of the outstanding balance of loans incurred in connection with the acquisition of Claren Road; such loans were fully repaid by May 2012.

Economic Net Income. ENI was $165.2 million for the year ended December 31, 2012, an increase of $3.7 million from $161.5 million in 2011. The increase in ENI for the year ended December 31, 2012 as compared to 2011 was primarily driven by an increase in fee related earnings of $31.8 million, offset by a decrease in net performance fees of $17.7 million and a decrease in investment income of $10.4 million.

Fee Related Earnings. Fee related earnings increased $31.8 million to $89.1 million for the year ended December 31, 2012 as compared to 2011. The increase was primarily due to increases in fee revenues of $66.7 million and a decrease in interest expense of $6.0 million, offset by increases in base compensation of $30.8 million and general, administrative and other indirect expenses of $7.4 million.

Performance Fees. Performance fees of $91.2 million and $111.3 million are inclusive of performance fees reversed of approximately $0.7 million for each of the years ended December 31, 2012 and 2011. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Carry funds	$59.9	$23.7
Hedge funds	28.2	70.2
Structured credit funds	3.1	17.4

Performance fees	$91.2	$111.3

Performance fees for the year ended December 31, 2012 were generated primarily by the distressed debt funds, including $56.8 million from Carlyle Strategic Partners II, L.P. (CSP II), and the hedge funds, including $12.7 million from the Claren Road Master Fund. Performance fees for the year ended December 31, 2011 were generated primarily by the hedge funds, including $36.2 million from Claren Road Master Fund.

Net performance fees decreased $17.7 million to $53.4 million for the year ended December 31, 2012 as compared to $71.1 million in 2011.

Investment Income. Investment income was $22.7 million for the year ended December 31, 2012 compared to $33.1 million in 2011. The decrease in investment income during 2012 reflects lesser appreciation in value of our investments in certain CLOs in 2012 as compared to 2011. Also contributing to the decrease was the distribution in March 2012 of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle. Refer to Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Distributable Earnings. Distributable earnings decreased $25.0 million to $168.4 million for the year ended December 31, 2012 from $193.4 million in 2011. The decrease related primarily to decreases in realized net performance fees of $49.6 million and decreases in realized investment income of $7.2 million. These decreases were partially offset by increases in fee related earnings of $31.8 million for the year ended December 31, 2012 as compared to 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Total fee revenues were $176.5 million for the year ended December 31, 2011, an increase of $92.2 million from 2010. The increase was due to the acquisitions of Claren Road, ESG, and CLO contracts from Stanfield and Mizuho. The weighted-average management fee rate on our hedge funds decreased from 2.0% at December 31, 2010 to 1.88% at December 31, 2011 due to the acquisition of ESG, which charges a lower management fee than Claren Road, while our weighted-average fee rate on our carry funds decreased from 1.65% to 1.40% during the year due to the rate step-down by CSP II, which occurred when CSP II reached the end of its investment period. This decrease in rates will decrease our management fees from these funds in future periods.

Interest and other income was $4.0 million for the year ended December 31, 2011 as compared to $2.7 million in 2010.

Total compensation and benefits was $117.0 million and $126.9 million for the years ended December 31, 2011 and 2010, respectively. Performance fee related compensation expense was $40.2 million and $74.8 million for the years ended December 31, 2011 and 2010, respectively. Since we only include our 55% economic interest in Claren Road and ESG in our Non-GAAP results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $24.7 million for the year ended December 31, 2011 as compared to 2010, which primarily relates to the acquisitions of Claren Road and ESG and the hiring of other professionals in the Global Market Strategies business.

General, administrative and other indirect expenses increased $15.6 million to $33.2 million for the year ended December 31, 2011 as compared to 2010, also reflecting the acquisitions of Claren Road and ESG, as well as increased allocated overhead costs related to our continued investment in infrastructure and back office support.

Depreciation and amortization expense was $2.7 million for the year ended December 31, 2011, an increase from $2.5 million in 2010.

Interest expense increased $7.9 million, or 304%, for the year ended December 31, 2011 as compared to 2010. This increase was primarily attributable to interest expense recorded for the year ended December 31, 2011 on our subordinated notes payable to Mubadala, which we issued in December 2010. In October 2011 and March 2012, we used borrowings on the revolving credit facility of our existing senior secured credit facility to redeem the $500 million aggregate principal amount of the subordinated notes payable to Mubadala. As of March 2012, the subordinated notes payable to Mubadala have been fully redeemed. The increase was also due to higher borrowings under our refinanced term loan and our revolving credit facility and indebtedness incurred in connection with the acquisition of Claren Road.

Economic Net Income. ENI was $161.5 million for the year ended December 31, 2011, an increase of $57.5 million from $104.0 million in 2010. The improvement in ENI for the year ended December 31, 2011 as compared to 2010 was primarily driven by an increase in investment income of $11.4 million and fee related earnings of $45.1 million, primarily due to the acquisition of Claren Road and ESG and CLO contracts from Stanfield and Mizuho.

Fee Related Earnings. Fee related earnings increased $45.1 million to $57.3 million for the year ended December 31, 2011 as compared to 2010. The increase was primarily due to increases in fee revenues of $92.2 million, offset by increases in base compensation of $24.7 million and general, administrative and other indirect expenses of $15.6 million.

Performance Fees. Performance fees of $111.3 million and $144.9 million are inclusive of performance fees reversed of approximately $0.7 million and $0 for the years ended December 31, 2011 and 2010, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Carry funds	$23.7	$110.8
Hedge funds	70.2	—
Structured credit funds	17.4	34.1

Performance fees	$111.3	$144.9

Performance fees for the year ended December 31, 2011 were generated primarily by the hedge funds, including $36.2 million of performance fees from the Claren Road Master Fund. Performance fees in the year ended December 31, 2010 were generated primarily by the distressed debt funds, including $83.9 million of performance fees from CSP II.

Net performance fees increased $1.0 million to $71.1 million for the year ended December 31, 2011 as compared to $70.1 million in 2010.

Investment Income. Investment income was $33.1 million for the year ended December 31, 2011 compared to $21.7 million in 2010. The increase in investment income during 2011 reflects the increase in values across the portfolio.

Distributable Earnings. Distributable earnings increased $170.8 million to $193.4 million for the year ended December 31, 2011 from $22.6 million in 2010. The increase related primarily to increases in realized net performance fees of $110.2 million and fee related earnings of $45.1 million for the year ended December 31, 2011 as compared to 2010.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,077	$927	$1,974
Fee-earning AUM based on invested capital	1,066	1,454	315
Fee-earning AUM based on collateral balances, at par	16,155	12,436	11,377
Fee-earning AUM based on net asset value	11,724	7,858	4,782
Fee-earning AUM based on other (2)	12	511	511

Total Fee-earning AUM	$31,034	$23,186	$18,959

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.75%	1.77%	1.88%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$23,186	$18,959	$12,482
Acquisitions	5,126	3,248	9,604
Inflows, including Commitments (1)	1,283	466	151
Outflows, including Distributions (2)	(511)	(448)	(146)
Subscriptions, net of Redemptions (3)	1,786	1,207	(88)
Changes in CLO collateral balances (4)	311	(584)	(2,534)
Market Appreciation/(Depreciation) (5)	(164)	416	38
Foreign Exchange and other (6)	17	(78)	(548)

Balance, End of Period	$31,034	$23,186	$18,959

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.0 billion at December 31, 2012, an increase of $7.8 billion, or 34%, compared to $23.2 billion at December 31, 2011. This increase was primarily a result of the acquisitions of certain CLO management contracts from Highland Capital Management, L.P. and a 55% equity interest in Vermillion Asset Management, resulting in additional Fee-earning AUM of $5.1 billion. Additional inflows consisted of $1.8 billion of subscriptions, net of redemptions in our hedge funds, and $1.2 billion of new commitments raised by our carry funds. The $0.3 billion increase in the aggregate par value of our CLO collateral balances was a result of the four new CLOs issued during the year, offset by the liquidation of certain existing CLOs. These increases are offset by $0.5 billion in distributions from our fully invested carry funds. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $23.2 billion at December 31, 2011, an increase of $4.2 billion, or 22%, compared to $19.0 billion at December 31, 2010. This increase was primarily a result of the acquisitions of a 55% interest in ESG, the Foothill CLO, and the Churchill CLO resulting in additional Fee-earning AUM of $3.2 billion. Inflows of $0.5 billion were primarily due to limited partner commitments raised by our carry funds, offset by outflows of $0.4 billion driven by the change in basis of the CSP II fund from commitments to invested capital. Additionally, we had subscriptions, net of redemptions, of $1.2 billion in our hedge funds and the aggregate par value of our CLO collateral balances decreased $0.6 billion. Market appreciation of $0.4 billion was primarily due to increases in the value of our hedge funds, which charge fees based on net asset value.

Fee-earning AUM was $19.0 billion at December 31, 2010, an increase of $6.5 billion, or 52%, compared to $12.5 billion at December 31, 2009. This increase was primarily a result of acquisitions during the period, totaling $9.6 billion, of the Mizuho and Stanfield CLO management contracts as well as a 55% interest in Claren Road. The increase was partially offset by a decrease of $2.5 billion in the par value of our CLO collateral balances.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, As of December 31, 2009	$700	$12,573	$13,273
Acquisitions	—	10,463	10,463
Commitments (1)	286	—	286
Capital Called, net (2)	(701)	737	36
Distributions (3)	640	(905)	(265)
Subscriptions, net of Redemptions (4)	—	(140)	(140)
Changes in CLO collateral balances (5)	—	(3,119)	(3,119)
Market Appreciation/(Depreciation) (6)	—	551	551
Foreign exchange and other (7)	—	(499)	(499)

Balance, As of December 31, 2010	$925	$19,661	$20,586

Acquisitions	—	3,374	3,374
Commitments (1)	436	—	436
Capital Called, net (2)	(966)	928	(38)
Distributions (3)	684	(1,314)	(630)
Subscriptions, net of Redemptions (4)	—	1,338	1,338
Changes in CLO collateral balances (5)	—	(1,116)	(1,116)
Market Appreciation/(Depreciation) (6)	—	649	649
Foreign exchange and other (7)	—	(86)	(86)

Balance, As of December 31, 2011	$1,079	$23,434	$24,513

Acquisitions	—	5,178	5,178
Commitments (1)	1,202	—	1,202
Capital Called, net (2)	(625)	543	(82)
Distributions (3)	164	(1,008)	(844)
Subscriptions, net of Redemptions (4)	—	1,763	1,763
Changes in CLO collateral balances (5)	—	481	481
Market Appreciation/(Depreciation) (6)	—	311	311
Foreign exchange and other (7)	—	20	20

Balance, As of December 31, 2012	$1,820	$30,722	$32,542

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $16.6 billion from our structured credit funds (including $0.1 billion of Available Capital), $12.1 billion in our hedge funds, and $3.8 billion (including $1.7 billion of Available Capital) in our carry funds.

Total AUM was $32.5 billion at December 31, 2012, an increase of $8.0 billion, or approximately 33%, compared to $24.5 billion at December 31, 2011. This increase was driven by (a) acquisitions of $5.2 billion related to the Highland CLOs and the 55% equity interest in Vermillion Asset Management, (b) subscriptions, net of redemptions, to our hedge funds of $1.8 billion, (c) new commitments to our CEMOF I and CSP III carry funds of approximately $1.2 billion, and (d) four new issue CLOs raised totaling $2.3 billion, offset by the liquidation of certain existing CLOs. These increases were partially offset by distributions in our carry funds of $1.0 billion, of which $0.2 billion was recycled back into available capital.

Total AUM was $24.5 billion at December 31, 2011, an increase of $3.9 billion, or 19%, compared to $20.6 billion at December 31, 2010. This increase was driven by (a) the $3.4 billion acquisitions of a 55% interest in ESG, the Foothill CLO, and the Churchill CLO (for further discussion of these acquisitions, refer to “— Recent Transactions”) and (b) subscriptions, net of redemptions, to our hedge funds of $1.3 billion and new fund commitments to our energy mezzanine fund (CEMOF I) and our latest distressed and corporate opportunities fund (CSP III) of $0.4 billion. In addition, our Global Market Strategies funds appreciated by $0.6 billion, mostly due to appreciation in our hedge funds. These increases were partially offset by distributions of $1.3 billion from our carry funds, of which approximately $0.7 billion was recycled back into available capital.

Total AUM was $20.6 billion at December 31, 2010, an increase of $7.3 billion, or 55%, compared to $13.3 billion at December 31, 2009. This increase was primarily driven by acquisitions during the period, totaling $10.5 billion, of the Mizuho and Stanfield CLO management contracts and as well a 55% interest in Claren Road. This increase was partially offset by (a) distributions of $1.0 billion, of which approximately $0.6 billion was recycled back into available capital, and (b) a net decrease of $3.1 billion in the par value of our CLO collateral balances.

Fund Performance Metrics

Fund performance information for certain of our Global Market Strategies Funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds including those presented in this report should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following table reflects the performance of certain funds in our Global Market Strategies business. These tables separately present funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			as of December 31, 2012			Inception to December 31, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (5)	Net IRR (6)
	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,255.7	1.7x	17%	12%
CEMOF I (7)	12/2010	$1,382.5	$224.1	$265.3	1.2x	n/m	n/m

(1)	The data presented herein that provides “inception to date” performance results for CSP II and CEMOF I related to the period following the formation of the funds in June 2007 and December 2010, respectively.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(7)	Gross IRR and Net IRR for CEMOF I are not meaningful as the investment period commenced in December 2010.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.8 billion and $1.5 billion, respectively, as of December 31, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
Claren Road Master Fund	2%	4%	9%	10%
Claren Road Opportunities Fund	4%	8%	n/a	15%
Barclays Aggregate Bond Index	4%	6%	6%	6%
Volatility(4)
Claren Road Master Fund Standard Deviation (Annualized)	4%	4%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	6%	n/a	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	2%	4%	3%
Sharpe Ratio (1M LIBOR)(5)
Claren Road Master Fund	0.36	1.04	1.92	1.95
Claren Road Opportunities Fund	0.64	1.23	n/a	1.82
Barclays Aggregate Bond Index	1.99	2.46	1.48	1.17

(1)	Net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2012.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through December 31, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $1.4 billion as of December 31, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
CBE	7%	9%	2%	5%
MSCI EM index	18%	5%	(1%)	5%
Volatility(4)
CBE Standard Deviation (Annualized)	6%	6%	8%	8%
MSCI EM index Standard Deviation (Annualized)	20%	22%	29%	28%
Sharpe Ratio (1M LIBOR)(5)
CBE	1.10	1.57	0.21	0.50
MSCI EM index	0.94	0.22	(0.04)	0.15

(1)	Net annualized return is presented on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2012.
(3)	The CBE Fund was established in January 2007. Performance is from inception through December 31, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the Viridian Ltd., which had AUM of approximately $1.4 billion as of December 31, 2012:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
Viridian Ltd.	(10%)	0%	2%	6%
Treasuries	0%	0%	0%	2%
Volatility(4)
Viridian Ltd. Standard Deviation (Annualized)	3%	7%	8%	8%
Treasuries Standard Deviation (Annualized)	0%	0%	0%	1%
Sharpe Ratio (1M LIBOR)(5)
Viridian Ltd.	(3.13)	(0.02)	0.24	0.54

(1)	Net annualized return is presented on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2012.
(3)	Viridian was established in June 2005. Performance is from inception through December 31, 2012.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

For purposes of presenting or results of operations for this segment, our earnings from our 2012 investment in NGP Management are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$141.0	$150.7	$144.0
Portfolio advisory fees, net	1.7	3.2	2.6
Transaction fees, net	5.0	3.5	8.6

Total fund level fee revenues	147.7	157.4	155.2
Performance fees
Realized	106.6	98.0	(2.9)
Unrealized	(13.2)	52.5	72.7

Total performance fees	93.4	150.5	69.8
Investment income (loss)
Realized	(0.1)	2.1	1.4
Unrealized	(4.9)	2.7	3.7

Total investment income (loss)	(5.0)	4.8	5.1
Interest and other income	1.7	2.0	4.9

Total revenues	237.8	314.7	235.0
Segment Expenses
Compensation and benefits
Direct base compensation	71.1	75.3	72.4
Indirect base compensation	24.5	28.0	24.2
Equity-based compensation	0.4	—	—
Performance fee related
Realized	7.3	8.4	0.5
Unrealized	17.3	(3.9)	(1.6)

Total compensation and benefits	120.6	107.8	95.5
General, administrative, and other indirect expenses	41.9	47.5	40.3
Depreciation and amortization expense	3.9	4.3	4.7
Interest expense	4.4	11.2	3.8

Total expenses	170.8	170.8	144.3

Economic Net Income	$67.0	$143.9	$90.7

Fee Related Earnings	$3.2	$(6.9)	$14.7

Net Performance Fees	$68.8	$146.0	$70.9

Realized Net Performance Fees	$99.3	$89.6	$(3.4)

Investment Income (Loss)	$(5.0)	$4.8	$5.1

Distributable Earnings	$102.4	$84.8	$12.7

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total fee revenues were $147.7 million for the year ended December 31, 2012, a decrease of $9.7 million from 2011. The decrease in total fee revenues reflects a decrease in fund management fees of $9.7 million and a decrease in net portfolio advisory fees of $1.5 million, offset by an increase in net transaction fees of $1.5 million. The decrease in management fees reflects the change in basis of our latest Europe real estate fund (CEREP III) and one of the Legacy Energy funds (Energy IV) from commitments to invested capital during 2011 and 2012, respectively. Our investment in NGP Management in 2012, which entitles us to an allocation of income equal to 47.5% of management fee-related revenues from certain NGP funds, resulted in the weighted average management fee rate increasing to 1.26% at December 31, 2012 from 1.22% at December 31, 2011. Our management-fee related earnings from NGP Management were approximately $2.1 million for 2012, representing the period from our investment on December 20, 2012 through December 31, 2012.

Interest and other income was $1.7 million for the year ended December 31, 2012, a decrease from $2.0 million in 2011.

Total compensation and benefits was $120.6 million and $107.8 million for the years ended December 31, 2012 and 2011, respectively. Performance fee related compensation expense was $24.6 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively. Performance fees earned from the Riverstone funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $95.6 million for the year ended December 31, 2012 as compared to $103.3 million for 2011, primarily reflecting adjustments to reflect lower annual bonuses and headcount reductions.

Equity-based compensation was $0.4 million for the year ended December 31, 2012.

General, administrative and other indirect expenses decreased $5.6 million to $41.9 million for the year ended December 31, 2012 as compared to 2011. The decrease was due primarily to proceeds from an insurance settlement that occurred in the fourth quarter of 2012, which reduced general, administrative and other indirect expenses by $3.5 million.

Depreciation and amortization expense was $3.9 million for the year ended December 31, 2012, a decrease from $4.3 million in 2011.

Interest expense decreased $6.8 million, or 61%, for the year ended December 31, 2012 as compared to 2011. This decrease was primarily the result of our redemption of the subordinated notes payable to Mubadala. We redeemed $250 million aggregate principal amount of the subordinated notes payable in October 2011 and the remaining $250 million aggregate principal amount in March 2012.

Economic Net Income. ENI was $67.0 million for the year ended December 31, 2012, a decrease of $76.9 million from $143.9 million in 2011. The decrease in ENI for the year ended December 31, 2012 as compared to 2011 was primarily driven by a decrease in net performance fees of $77.2 million.

Fee Related Earnings. Fee related earnings increased $10.1 million for the year ended December 31, 2012 as compared to 2011 to $3.2 million. The increase in fee related earnings is primarily attributable to decreases in base compensation of $7.7 million, interest expense of $6.8 million, and general, administrative and other indirect expenses of $5.6 million, partially offset by decreases in fee revenues of $9.7 million.

Performance Fees. Performance fees of $93.4 million and $150.5 million for the years ended December 31, 2012 and 2011, respectively, are inclusive of performance fees reversed of approximately $(13.6) million and $(18.6) million, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Energy funds	$43.4	$146.1
Real Estate funds	50.0	4.4

Performance fees	$93.4	$150.5

Performance fees for the year ended December 31, 2012 were primarily driven by performance fees related to two of the Legacy Energy funds (Energy III and Energy II) (including co-investments) of $24.0 million and $12.1 million, respectively, our sixth U.S. real estate fund (CRP VI) of $17.2 million, and our third U.S. real estate fund (CRP III) of $13.6 million. Performance fees for the year ended December 31, 2011 were primarily driven by performance fees related to our Legacy Energy funds, including Energy III (including co-investments) of $79.4 million and Energy IV of $42.6 million. Investments in our Real Assets portfolio increased 9% during the year ended December 31, 2012 with energy investments appreciating 8% and real estate investments appreciating 13%.

Net performance fees for the year ended December 31, 2012 were $68.8 million, representing a decline of $77.2 million over $146.0 million in net performance fees for the year ended December 31, 2011.

Investment Income. Investment income was $(5.0) million for the year ended December 31, 2012 compared to $4.8 million in 2011. The decrease in investment income of $9.8 million was due primarily to unrealized losses on certain real estate investments in 2012 held disproportionate by Carlyle.

Distributable Earnings. Distributable earnings increased $17.6 million to $102.4 million for the year ended December 31, 2012 from $84.8 million in 2011. The increase was primarily due to an increase of $10.1 million in fee related earnings and an increase of $9.7 million in realized net performance fees. These increases were offset by a decrease in realized investment income of $2.2 million for the year ended December 31, 2012 as compared to 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Total fee revenues were $157.4 million for the year ended December 31, 2011, an increase of $2.2 million from 2010. The increase in total fee revenues reflects an increase in fund management fees of $6.7 million, offset by a net decrease in transaction fees and portfolio advisory fees of $4.5 million. The increase in management fees reflects the capital raised for CRP VI. However, the lower effective rate on this fund resulted in a decrease in our weighted-average management fee rate to 1.22% at December 31, 2011 from 1.28% at December 31, 2010.

Interest and other income was $2.0 million for the year ended December 31, 2011, a decrease from $4.9 million in 2010.

Total compensation and benefits was $107.8 million and $95.5 million for the years ended December 31, 2011 and 2010, respectively. Performance fee related compensation expense was $4.5 million and $(1.1) million for the years ended December 31, 2011 and 2010, respectively. Performance fees earned from the Riverstone funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $103.3 million for the year ended December 31, 2011 as compared to $96.6 million for 2010. General, administrative and other indirect expenses increased $7.2 million to $47.5 million for the year ended December 31, 2011 as compared to 2010. The expense increase primarily reflects allocated overhead costs related to our continued investment in infrastructure and back office support.

Depreciation and amortization expense was $4.3 million for the year ended December 31, 2011, a decrease from $4.7 million in 2010.

Interest expense increased $7.4 million, or 195%, for the year ended December 31, 2011 as compared to 2010. This increase was primarily attributable to interest expense recorded in 2011 on our subordinated notes payable to Mubadala, which we issued in December 2010. In October 2011 and March 2012, we used borrowings on the revolving credit facility of our existing senior secured credit facility to redeem the $500 million aggregate principal amount of the subordinated notes payable to Mubadala. As of March 2012, the subordinated notes payable to Mubadala have been fully redeemed. The increase was also due to higher borrowings under our refinanced term loan and our revolving credit facility.

Economic Net Income. ENI was $143.9 million for the year ended December 31, 2011, an increase of $53.2 million from $90.7 million in 2010. The improvement in ENI for the year ended December 31, 2011 as compared to 2010 was primarily driven by an increase in net performance fees of $75.1 million, partially offset by a decrease in fee related earnings of $21.6 million.

Fee Related Earnings. Fee related earnings decreased $21.6 million for the year ended December 31, 2011 as compared to 2010 to $(6.9) million. The decrease in fee related earnings is primarily attributable to an increase in expenses primarily reflecting allocated overhead costs related to our continued investment in infrastructure and back office support, as well as higher interest expense associated with the subordinated notes payable to Mubadala.

Performance Fees. Performance fees of $150.5 million and $69.8 million for the years ended December 31, 2011 and 2010, respectively, are inclusive of performance fees reversed of approximately $(18.6) million and $(47.4) million, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Energy funds	$146.1	$82.8
Real Estate funds	4.4	(13.0)

Performance Fees	$150.5	$69.8

Performance fees for the years ended December 31, 2011 and 2010 were primarily driven by performance fees related to Energy III (including co-investments) of $79.4 million and $61.5 million, respectively, and Energy IV of $42.6 million and $28.6 million, respectively. Investments in our Real Assets portfolio increased 16% during the year ended December 31, 2011 with energy investments appreciating 21% and real estate investments appreciating 6%.

Net performance fees for the year ended December 31, 2011 were $146.0 million, representing an improvement of $75.1 million over $70.9 million in net performance fees for the year ended December 31, 2010.

Investment Income. Investment income was $4.8 million for the year ended December 31, 2011 compared to $5.1 million in 2010.

Distributable Earnings. Distributable earnings increased $72.1 million to $84.8 million for the year ended December 31, 2011 from $12.7 million in 2010. The increase was primarily due to a $93.0 million increase in realized net performance fees offset by a decrease in fee related earnings of $21.6 million for the year ended December 31, 2011 as compared to 2010.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,170	$13,005	$14,155
Fee-earning AUM based on invested capital (2)	20,135	9,167	8,782

Total Fee-earning AUM (3)	$29,305	$22,172	$22,937

Weighted Average Management Fee Rates (4)
All Funds	1.26%	1.22%	1.28%
Funds in Investment Period	1.22%	1.26%	1.35%

(1)	For additional information concerning the components of Fee-earning AUM, See “-Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of December 31, 2012, the Legacy Energy Funds had, in the aggregate, approximately $14.4 billion in AUM and $9.0 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”), are managed by NGP Energy Capital Management. As of December 31, 2012, the NGP management fee funds had, in the aggregate, approximately $12.1 billion in AUM and $10.3 billion in Fee-earning AUM.
(4)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and the NGP management fee funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$22,172	$22,937	$22,546
Acquisitions	10,308	—	—
Inflows, including Commitments (1)	2,006	2,319	1,375
Outflows, including Distributions (2)	(5,264)	(3,086)	(788)
Foreign Exchange and other (3)	83	2	(196)

Balance, End of Period	$29,305	$22,172	$22,937

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $29.3 billion at December 31, 2012, an increase of $7.1 billion, or 32%, compared to $22.2 billion at December 31, 2011. This was primarily driven by the acquisition of an equity interest in NGP which entitles Carlyle to an allocation of income equal to 47.5% of NGP’s management fee-related revenues and resulted in an increase of $10.3 billion in Fee-earning AUM. Inflows of $2.0 billion were primarily related to investment activity in both our energy funds and several of our real estate funds in the U.S., Europe and Asia that are outside of their initial investment period. Outflows of $5.3 billion were principally due to a change in management fee basis from commitments to invested equity on one of our Legacy Energy funds (Energy IV) and our infrastructure fund (CIP I), in addition to distributions from our fully invested Legacy Energy funds, and U.S. real estate funds and related co-investments. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $22.2 billion at December 31, 2011, a decrease of $0.7 billion, or 3%, compared to $22.9 billion at December 31, 2010. Inflows of $2.3 billion were primarily related to limited partner commitments raised by our sixth U.S. real estate fund (CRP VI), various real estate co-investments and our new Realty Credit fund (CRCP I). Outflows of $3.1 billion were principally a result of (a) the change in basis of our latest Europe real estate fund (CEREP III) from commitments to invested capital, (b) distributions primarily from our fully invested U.S. real estate funds and related co-investments, and (c) the decision to no longer collect management fees from our investors in our first renewable energy fund (Renew I).

Fee-earning AUM was $22.9 billion at December 31, 2010, an increase of $0.4 billion, or 2%, compared to $22.5 billion at December 31, 2009. Inflows of $1.4 billion were primarily related to limited partner commitments raised by CRP VI as well as real estate co-investments. Outflows of $0.8 billion were principally a result of (a) the change in basis of the predecessor U.S. real estate fund (CRP V) from commitments to invested capital and (b) distributions from several fully invested funds across both real estate and energy.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, As of December 31, 2009	$11,274	$16,442	$27,716
Commitments (1)	1,400	—	1,400
Capital Called, net (2)	(4,955)	4,745	(210)
Distributions (3)	811	(2,136)	(1,325)
Market Appreciation/(Depreciation) (4)	—	3,235	3,235
Foreign exchange and other (5)	(168)	(32)	(200)

Balance, As of December 31, 2010	$8,362	$22,254	$30,616

Commitments (1)	2,075	—	2,075
Capital Called, net (2)	(3,519)	3,301	(218)
Distributions (3)	1,407	(5,458)	(4,051)
Market Appreciation/(Depreciation) (4)	—	2,386	2,386
Foreign exchange and other (5)	(47)	(89)	(136)

Balance, As of December 31, 2011	$8,278	$22,394	$30,672

Acquisitions	4,000	8,106	12,106
Commitments (1)	(42)	—	(42)
Capital Called, net (2)	(3,510)	3,488	(22)
Distributions (3)	1,208	(5,411)	(4,203)
Market Appreciation/(Depreciation) (4)	—	1,581	1,581
Foreign exchange and other (5)	10	92	102

Balance, As of December 31, 2012(6)	$9,944	$30,250	$40,194

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(6)	Amounts related to the NGP Funds are based on the latest available information (in most cases as of September 30, 2012).

Total AUM was $40.2 billion at December 31, 2012, an increase of $9.5 billion, or 31%, compared to $30.7 billion at December 31, 2011. The increase was primarily due to the acquisition of an equity interest in NGP resulting in the inclusion of approximately $12.1 billion of AUM. This increase was offset by distributions of $5.4 billion, of which approximately $1.2 billion was recycled back into available capital. Market appreciation of $1.6 billion was driven by a 9% increase in values across the real assets carry funds, primarily driven by our real estate funds.

Total AUM was $30.7 billion at December 31, 2011, an increase of $0.1 billion, or less than 1%, compared to $30.6 billion at December 31, 2010. This increase was driven by commitments raised of $2.1 billion by CRP VI, CRCP I and various real estate co-investments and $2.4 billion of market appreciation across our portfolio. This appreciation was the result of a 16% increase in values across the segment, comprised of a 6% increase in values in our real estate funds and a 21% increase in values in our energy funds, primarily driven by appreciation in the CEREP III and Energy IV portfolios. The increase was offset by distributions of $5.5 billion, of which approximately $1.4 billion was recycled back into available capital.

Total AUM was $30.6 billion at December 31, 2010, an increase of $2.9 billion, or 10%, compared to $27.7 billion at December 31, 2009. This increase was primarily driven by $3.2 billion of market appreciation across our portfolio due to a 16% increase in values in the segment. Our real estate funds appreciated by approximately 5%, primarily driven by CRP V and its related RMBS co-investments, and our energy funds appreciated by 22%, primarily resulting from an increase in Energy III and its related co-investments and Energy IV. Additionally, we raised new commitments of $1.4 billion for CRP VI and various coinvestment vehicles. These increases were partially offset by distributions of $2.1 billion, of which approximately $0.8 billion was recycled back into available capital.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2012 and excluding the NGP management fee funds, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

									REALIZED/PARTIALLY REALIZED
			TOTAL INVESTMENTS						INVESTMENTS (5)
			as of December 31, 2012						as of December 31, 2012
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)		Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)		Gross IRR (7)
Real Assets			(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,343.6	2.6	x	44%	30%	$522.5	$1,343.6	2.6	x	44%
CRP IV	12/2004	$950.0	$1,186.1	$1,130.8	1.0	x	(1%)	(5%)	$441.8	$463.9	1.0	x	3%
CRP V	11/2006	$3,000.0	$3,162.5	$4,163.7	1.3	x	9%	6%	$1,809.7	$2,429.5	1.3	x	11%
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4	x	13%	7%	€441.2	€751.2	1.7	x	19%
CEREP II	4/2005	€762.7	€826.9	€268.1	0.3	x	(27%)	(26%)	€416.5	€185.2	0.4	x	(27%)
CEREP III	5/2007	€2,229.5	€1,731.0	€1,996.9	1.2	x	5%	1%	€—	€3.5	n/a		n/a
Energy II	7/2002	$1,100.0	$1,330.8	$3,599.3	2.7	x	81%	54%	$827.4	$3,335.1	4.0	x	105%
Energy III	10/2005	$3,800.0	$3,543.9	$6,684.1	1.9	x	16%	12%	$1,504.9	$4,265.3	2.8	x	28%
Energy IV	12/2007	$5,979.1	$5,071.7	$8,027.4	1.6	x	24%	15%	$1,710.6	$3,650.0	2.1	x	32%
All Other Funds (9)	Various		$1,726.3	$1,722.2	1.0	x	(0%)	(8%)	$1,297.2	$1,547.9	1.2	x	10%
Coinvestments and Other (10)	Various		$3,984.8	$6,714.8	1.7	x	20%	16%	$1,731.5	$3,854.6	2.2	x	29%

Total Fully Invested Funds			$24,586.8	$37,353.9	1.5	x	17%	10%	$10,977.6	$22,130.2	2.0	x	28%

Funds in the Investment Period (6)
CRP VI	9/2010	$2,340.0	$712.0	$876.9	1.2	x	29%	13%
CIP	9/2006	$1,143.7	$908.9	$908.2	1.0	x	(0%)	(5%)
Renew II	3/2008	$3,417.5	$2,647.7	$3,526.5	1.3	x	14%	8%
All Other Funds (11)	Various		$758.6	$771.0	1.0	x	1%	(4%)

Total Funds in the Investment Period			$5,027.2	$6,082.7	1.2	x	10%	4%	$979.7	$1,040.7	1.1	x	3%

TOTAL REAL ASSETS (12)			$29,614.0	$43,436.6	1.5	x	16%	10%	$11,957.3	$23,170.8	1.9	x	27%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, Energy I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CAREP II and CRCP I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Solutions

We established our Solutions segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in AlpInvest. Our segment results reflect only our 60% interest in AlpInvest’s operations whereas our consolidated financial statements reflect 100% of AlpInvest’s operations and a non-controlling interest of 40%. The following table presents our results of operations for our Solutions segment:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$68.8	$35.0
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—

Total fund level fee revenues	68.8	35.0
Performance fees
Realized	10.6	46.2
Unrealized	30.5	(55.4)

Total performance fees	41.1	(9.2)
Investment income
Realized	—	—
Unrealized	—	—

Total investment income	—	—
Interest and other income	0.7	0.3

Total revenues	110.6	26.1
Segment Expenses
Compensation and benefits
Direct base compensation	33.8	14.3
Indirect base compensation	6.2	—
Equity-based compensation	—	—
Performance fee related
Realized	8.8	39.5
Unrealized	23.8	(48.8)

Total compensation and benefits	72.6	5.0
General, administrative, and other indirect expenses	10.7	7.3
Depreciation and amortization expense	1.6	0.2
Interest expense	1.3	—

Total expenses	86.2	12.5

Economic Net Income	$24.4	$13.6

Fee Related Earnings	$15.9	$13.5

Net Performance Fees	$8.5	$0.1

Realized Net Performance Fees	$1.8	$6.7

Investment Income	$—	$—

Distributable Earnings	$17.7	$20.2

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

We established our Solutions segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in AlpInvest. Accordingly, the financial results for the year ended December 31, 2011 represent only the financial activity for the period from July 1, 2011 through December 31, 2011. As a result, a comparison of the financial results for the year ended December 31, 2012 and 2011 is not meaningful.

Total fee revenues were $68.8 million and $35.0 million for the year ended December 31, 2012 and 2011, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the investment period of the relevant fund. Following the expiration of the investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested.

Total compensation and benefits were $72.6 million and $5.0 million for the year ended December 31, 2012 and 2011, respectively. Performance fee related compensation expense was $32.6 million and $(9.3) million, or 79% and 101% of performance fees for the year ended December 31, 2012 and 2011, respectively. Direct and indirect base compensation expense was $40.0 million and $14.3 million for the year ended December 31, 2012 and 2011, respectively. Base compensation expense in 2012 reflects an increase in headcount as compared to 2011 as well as additional payroll taxes levied in 2012.

General, administrative and other indirect expenses were $10.7 million and $7.3 million for the years ended December 31, 2012 and 2011, respectively. Such expenses are comprised primarily of professional fees and rent. The 2012 amount includes proceeds from an insurance settlement that occurred in the fourth quarter of 2012, which reduced general, administrative and other indirect expenses by $0.9 million. Also, the balances in 2012 reflect gains from foreign currency adjustments, while the balances in 2011 reflect losses from foreign currency adjustments.

Depreciation and amortization expense was $1.6 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Interest expense was $1.3 million for the year ended December 31, 2012. This amount represents an allocation of interest expense for 2012 based on Carlyle’s overhead allocation methodology.

Economic Net Income. Economic net income was $24.4 million and $13.6 million for the year ended December 31, 2012 and 2011, respectively. The ENI for those periods was derived from $15.9 million and $13.5 million in fee related earnings for the year ended December 31, 2012 and 2011, respectively, and $8.5 million and $0.1 million in net performance fees for the year ended December 31, 2012 and 2011, respectively.

Fee Related Earnings. Fee related earnings were $15.9 million and $13.5 million for the year ended December 31, 2012 and 2011, respectively. Fee related earnings for the year ended December 31, 2012 were driven primarily by $68.8 million in fund management fees, offset by $40.0 million in base compensation and $10.7 million in general, administrative and other indirect expenses. Fee related earnings for the year ended December 31, 2011 were driven primarily by $35.0 million in fund management fees, offset by $14.3 million in base compensation and $7.3 million in general, administrative and other indirect expenses.

Performance Fees. Performance fees were $41.1 million and $(9.2) million for the year ended December 31, 2012 and 2011, respectively. Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings were $17.7 million for the year ended December 31, 2012. This reflects fee related earnings of $15.9 million and realized net performance fees of $1.8 million during the year ended December 31, 2012. Distributable earnings were $20.2 million for the year ended December 31, 2011. This reflects fee related earnings of $13.5 million and realized net performance fees of $6.7 million during the year ended December 31, 2011.

Fee-earning AUM as of and for the Six Months Ended December 31, 2011 and the Year Ended December 31, 2012

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2012	2011
	(Dollars in millions)
Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$6,379	$8,693
Fee-earning AUM based on lower of cost or fair market value	22,563	18,978

Total Fee-earning AUM	$28,942	$27,671

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management”

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,	Six Months Ended December 31,
	2012	2011
	(Dollars in millions)
Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,671	$—
Acquisitions	—	30,956
Inflows, including Commitments (1)	7,480	2,464
Outflows, including Distributions (2)	(7,969)	(2,380)
Market Appreciation/(Depreciation) (3)	1,038	34
Foreign Exchange and other (4)	722	(3,403)

Balance, End of Period	$28,942	$27,671

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period.
(2)	Outflows represent distributions from fund of funds vehicles outside the commitment fee period and changes in basis for fund of funds vehicles where the commitment fee period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.9 billion at December 31, 2012, an increase of $1.2 billion, or approximately 4%, compared to $27.7 billion at December 31, 2011. Inflows of $7.5 billion were primarily related to the initiation of fees on several 2012 mandates that made their first investment during the year. Inflows also include amounts invested by funds outside of their commitment fee period that are based on the lower of cost or fair value of the underlying investments. Outflows of $8.0 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment fee period, as well as distributions from several funds outside of their commitment fee period. Distributions from funds still in the commitment fee period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. In addition, the segment experienced a $0.7 billion increase resulting from the translation of the euro-denominated funds into U.S. Dollars as of the end of the period and a $1.0 billion in market appreciation for funds that are outside the commitment fee period and based on the lower of cost or fair value. However, funds still in their commitment fee period charge management fees on commitments, which are not impacted by fair value movements.

Fee-earning AUM was $27.7 billion at December 31, 2011, a decrease of $3.3 billion, or less than 11%, compared to $31.0 billion at July 1, 2011. Inflows of $2.5 billion were primarily related to new fund investment mandates activated as well as capital called on the funds outside of their commitment fee period. Outflows of $2.4 billion were principally a result of distributions from several funds outside of their commitment fee period. Additionally, foreign exchange translation losses of $3.4 billion are related primarily to the decrease in the value of the Euro to the US Dollar.

Total AUM as of and for the Six Months Ended December 31, 2011 and the Year Ended December 31, 2012.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Solutions
Balance, As of June 30, 2011	$—	$—	$—
Acquisitions	16,926	27,926	44,852
Commitments (1)	1,290	—	1,290
Capital Called, net (2)	(2,601)	2,390	(211)
Distributions (3)	161	(3,321)	(3,160)
Market Appreciation/(Depreciation) (4)	—	63	63
Foreign exchange and other (5)	(936)	(1,179)	(2,115)

Balance, As of December 31, 2011	$14,840	$25,879	$40,719

Commitments (1)	3,561	—	3,561
Capital Called, net (2)	(4,475)	4,414	(61)
Distributions (3)	435	(6,576)	(6,141)
Market Appreciation/(Depreciation) (4)	—	5,037	5,037
Foreign exchange and other (5)	167	800	967

Balance, As of December 31, 2012	$14,528	$29,554	$44,082

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for AlpInvest primary fund investments and secondary investment funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2012) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2012.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $44.1 billion at December 31, 2012, an increase of $3.4 billion, or 8%, compared to $40.7 billion at December 31, 2011. This increase was primarily a result of market appreciation of $5.0 billion and activation of new mandates during the year of approximately $3.6 billion. This was offset by distributions of approximately $6.1 billion in the quarter, net of amounts recycled.

Total AUM was $40.7 billion at December 31, 2011, a decrease of $4.2 billion, or 9%, compared to $44.9 billion at July 1, 2011. This decrease was primarily driven by $3.2 billion of distributions, net of amounts recycled, and a $2.1 billion foreign exchange translation adjustment. Additionally, we activated new mandates of $1.3 billion for our fund investments and co-investments.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2012, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			as of December 31, 2012			Inception to December 31, 2012
	Vintage Year	Committed Capital	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,899.3	€6,226.6	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,374.7	€6,159.0	1.4x	9%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€9,775.7	€11,467.2	1.2x	5%	5%
Main Fund I - Secondary Investments	2002	€519.4	€462.9	€868.2	1.9x	55%	51%
Main Fund II - Secondary Investments	2003	€998.4	€919.8	€1,632.1	1.8x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,073.6	€2,706.7	1.3x	9%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,578.4	€2,034.7	1.3x	21%	20%
Main Fund II - Co-Investments	2003	€1,090.0	€872.9	€2,318.2	2.7x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,456.9	€2,768.8	1.1x	3%	2%
Main Fund II - Mezzanine Investments	2004	€700.0	€704.1	€923.4	1.3x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,368.6	€1,754.9	1.3x	11%	9%
All Other Funds (9)	Various		€1,275.4	€1,882.6	1.5x	18%	15%

Total Fully Committed Funds			€29,762.1	€40,742.4	1.4x	11%	10%

Funds in the Commitment Period
Main Fund IV - Fund Investments	2009	€4,880.0	€1,364.7	€1,385.2	1.0x	2%	(0%)
Main Fund V - Fund Investments (11)	2012	€4,151.1	€12.5	€11.5	0.9x	n/m	n/m
Main Fund V - Secondary Investments	2011	€2,377.3	€572.7	€651.8	1.1x	46%	41%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,216.9	€1,393.7	1.1x	10%	8%
Main Fund V - Co-Investments (11)	2012	€1,227.3	€110.5	€110.4	1.0x	n/m	n/m
All Other Funds (9)	Various		€96.0	€101.0	1.1x	18%	13%

Total Funds in the Commitment Period			€3,373.3	€3,653.6	1.1x	8%	6%

TOTAL SOLUTIONS			€33,135.5	€44,396.1	1.3x	11%	10%

TOTAL SOLUTIONS (USD) (10)			$43,731.6	$58,593.2	1.3x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of December 31, 2012, these excluded investments represent $0.7 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I—Co-Investments, Main Fund I—Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.
(11)	Gross IRR and Net IRR are not meaningful as commitment periods commenced in Q3 2012.

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

For periods prior to our initial public offering in May 2012, our cash distributions included compensatory payments to our senior Carlyle professionals, which we accounted for as distributions from equity rather than as employee compensation, and also included distributions in respect of co-investments made by the owners of the Parent Entities indirectly through the Parent Entities. Distributions related to co-investments are allocable solely to the individuals that funded those co-investments.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$2,028.4	$2,678.0	$2,877.0
Net cash used in investing activities	(126.1)	(104.8)	(185.6)
Net cash used in financing activities	(1,841.3)	(2,679.0)	(2,533.4)
Effect of foreign exchange rate change	(3.5)	(1.5)	(29.2)

Net change in cash and cash equivalents	$57.5	$(107.3)	$128.8

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash flows from operating activities prior to our initial public offering do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts were included as a use of cash for distributions in financing activities. Subsequent to our initial public offering in May 2012, we record cash compensation expense related to senior Carlyle professionals, which has the effect of reducing cash provided by operating activities and cash used in financing activities as compared to the periods prior to the initial public offering. Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time, investment proceeds may be greater than investment purchases. During the year ended December 31, 2012, proceeds were $199.9 million while purchases were $520.3 million. In the year ended December 31, 2011, investment proceeds were $300.9 million as compared to purchases of $128.4 million. In the year ended December 31, 2010, investment proceeds were $41.9 million as compared to purchases of $95.5 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the year ended December 31, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $8,530.5 million, while purchases of investments by the Consolidated Funds were $7,176.3 million. For the year ended December 31, 2011, proceeds from the sales and settlements of investments by the Consolidated Funds were $7,970.8 million, while purchases of investments by the Consolidated Funds were $6,818.9 million. For the year ended December 31, 2010, proceeds from the sales and settlements of investments by the Consolidated Funds were $5,432.6 million, while purchases of investments by the Consolidated Funds were $3,254.3 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use. Purchases of fixed assets were $32.7 million, $34.2 million and $21.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The acquisitions of Vermillion and the Highland CLOs resulted in the net use of cash of $83.8 million during the year ended December 31, 2012. The acquisitions of AlpInvest, ESG and other CLO management contracts resulted in the net use of cash of $62.0 million during the year ended December 31, 2011. The acquisitions of Claren Road and the CLO management contracts from Stanfield and Mizuho resulted in the net use of cash of $164.1 million during the year ended December 31, 2010.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million, $1,498.4 million and $787.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net proceeds from our initial public offering in May 2012 were $615.8 million. For the year ended December 31, 2012, our net borrowings under our revolving credit facility were $75.4 million and our payments on our loans payable were $310.0 million. During 2011, our net borrowings under our revolving credit facility were $310.8 million and our payments on our loans payable were $307.5 million. During 2010, our borrowing proceeds from loans payable exceeded our principal payment reductions from loans payable by $582.1 million, reflecting the $494 million of net proceeds from our subordinated notes from Mubadala and from net proceeds obtained when we amended and extended the terms of our term loan in 2010. The net payments on loans payable by our Consolidated Funds during the years ended December 31, 2012, 2011, and 2010 were $1,415.2 million $1,204.7 million, and $2,280.5 million, respectively. For the years ended December 31, 2012, 2011, and 2010, contributions from non-controlling interest holders were $2,044.7 million, $1,251.1 million, and $48.4 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2012, 2011, and 2010, distributions to non-controlling interest holders were $2,406.8 million, $1,312.0 million, and $157.4 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

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

During the year ended December 31, 2012, we paid distributions totaling $0.27 per common unit, or $11.7 million, and in February 2013, we also declared an additional distribution of $0.85 per common unit, or approximately $36.8 million, to common unitholders in respect of the fourth quarter of 2012 payable on March 13, 2013. During the year ended December 31, 2012, we paid distributions totaling $0.37 per Carlyle Holdings partnership unit, or $96.6 million, to the other limited partners of Carlyle Holdings, and in February 2013, we also declared an additional distribution of $0.85 per Carlyle Holdings partnership unit, or approximately $223.4 million, to the other limited partners of Carlyle Holdings in respect of the fourth quarter of 2012 payable on March 13, 2013.

We currently anticipate that we will cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represents its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle’s Distributable Earnings in excess of the amount determined by Carlyle’s general partner to be necessary or appropriate to provide for the conduct of Carlyle’s business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. We anticipate that the aggregate amount of our distributions for most years will be less than our Distributable Earnings for that year due to these funding requirements.

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

We intend to have Carlyle commit to fund approximately 1-2% of the capital commitments to our future carry funds. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles.

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $363.7 million available as of December 31, 2012, and we believe these sources will be sufficient to fund our capital needs for at least the next 12 months. In January 2013, we repaid the $386.3 million outstanding on the revolving line of credit from the proceeds received from the issuance of $500.0 million of 3.875% senior notes, resulting in availability under our revolving credit facility of $750.0 million as of that date. From time to time, we may access the capital markets, including through the issuance of debt or equity securities, in order to further enhance our liquidity and capital structure.

Since our inception through December 31, 2012, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professional, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2012, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,472.7	$1,964.1	$3,436.8
Global Market Strategies	753.9	217.9	971.8
Real Assets	568.9	197.9	766.8

Total	$2,795.5	$2,379.9	$5,175.4

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.4 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of December 31, 2012 consist of the following (dollars in millions):

Equity method investments, excluding accrued performance fees	$855.1
Trading securities and other investments	26.1

Total investments	$881.2

Less: Amounts attributable to non-controlling interests in consolidated entities	(228.1)
Less: Strategic equity method investment in NGP Management	(394.7)

Total investments attibutable to Carlyle Holdings	$258.4

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Investments attributable to Carlyle Holdings before the effect of consolidation were $309.8 million at December 31, 2012.

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

Our accrued performance fees by segment as of December 31, 2012, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$1,667.3	$18.9	$1,648.4
Global Market Strategies	69.5	2.1	67.4
Real Assets	250.1	48.2	201.9
Solutions	205.6	—	205.6

Total	$2,192.5	$69.2	$2,123.3

Less: Accrued performance fee-related compensation			(912.0)
Plus: Receivable for giveback obligations from current and former employees			32.8
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(46.5)

Net accrued performance fees attributable to Carlyle Holdings			$1,197.6

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Net accrued performance fees attributable to Carlyle Holdings before the effect of consolidation was $1,200.2 million at December 31, 2012.

Our Balance Sheet and Indebtedness

Total assets were $31.6 billion at December 31, 2012, an increase of $6.9 billion from December 31, 2011. The increase in total assets was primarily attributable to increases in investments in Consolidated Funds. Assets of the Consolidated Funds were approximately $26.8 billion at December 31, 2012, representing an increase of $6.4 billion from December 31, 2011. Total liabilities were $18.0 billion at December 31, 2012, an increase of $4.4 billion from December 31, 2011. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $4.8 billion from December 31, 2011 to December 31, 2012, partially offset by decreases in loans payable and the subordinated loan payable to affiliate totaling $237.1 million. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2012, our total assets were $4.8 billion, including cash and cash equivalents of $567.1 million, accrued performance fees of $2,204.9 million, and investments of $932.6 million.

Loans Payable. Loans payable on our balance sheet at December 31, 2012 reflects $886.3 million outstanding under our senior credit facility, comprised of $500.0 million of term loan balance outstanding and $386.3 million outstanding under the revolving credit facility.

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

On December 13, 2011, we entered into a new senior credit facility, which became operative on May 9, 2012. The new senior facility replaced the pre-existing senior secured credit facility and amounts borrowed under the pre-existing senior secured credit facility were deemed to have been repaid by borrowings in like amount under the new senior credit facility.

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at December 31, 2012). As of December 31, 2012, the outstanding principal amounts due under the term loan are payable quarterly beginning in September 2014 as follows: $75.0 million in 2014, $175.0 million in 2015 and $250.0 million in 2016. Also, as of December 31, 2012, $386.3 million was outstanding on the revolving credit facility. We used a portion of the proceeds from our issuance in January 2013 of $500.0 million in senior notes (see discussion below) to repay the outstanding balance on the revolving credit facility and prepay the $75.0 million due under the term loan in 2014.

The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $61.8 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C., an indirect finance subsidiary of the Partnership issued $500.0 million of 3.875% Senior Notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The notes contain customary covenants and financial restrictions that, among other things, limit Carlyle Holdings Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

A portion of the net proceeds from this issuance was used in January 2013 to repay the outstanding borrowings under the revolving credit facility of our senior credit facility of $386.3 million as of December 31, 2012. Additionally, we used a portion of the net proceeds to prepay $75.0 million of term loan principal that would be due in September 2014. The remaining net proceeds will be used for general corporate purposes.

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

Subordinated Notes Payable to Mubadala. In December 2010, we received net cash proceeds of $494.0 million from Mubadala in exchange for $500.0 million in subordinated notes and a 2% equity interest in the Former Parent Entities. As of December 31, 2011, the outstanding principal balance of the subordinated notes was $250.0 million. In October 2011, we borrowed $265.5 million under its revolving credit facility to redeem $250.0 million aggregate principal amount of the subordinated notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $5.5 million. On March 1, 2012, we borrowed $263.1 million under the revolving credit facility to redeem all of the remaining $250.0 million aggregate principal amount of notes for a redemption price of $260.0 million, representing a 4% premium, plus accrued interest of approximately $3.1 million. As of March 2012, the subordinated notes payable to Mubadala have been fully redeemed.

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

As of December 31, 2012, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

		Weighted		Weighted Average
	Borrowings	Average Interest		Remaining
	Outstanding	Rate		Maturity in Years
Senior secured notes	$13,662.3	1.30%		8.80
Subordinated notes, Income notes and Preferred shares	914.8	N/A	(1)	8.22
Combination notes	0.7	N/A	(2)	8.81

Total	$14,577.8

(1)	– The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2)	– The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of December 31, 2012 was $12,658.4 million, $996.9 million, and $1.4 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $13.2 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility as of December 31, 2012.

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

For further information regarding our off-balance sheet arrangements, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2012 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2013	2014-2015	2016-2017	Thereafter	Total
		(Dollars in millions)
Loan payable (a)	$—	$250.0	$636.3	$—	$886.3
Interest payable(b)	18.6	34.2	10.2	—	63.0
Contingent cash consideration(c)	113.6	180.5	71.7	438.9	804.7
Operating lease obligations(d)	47.0	84.8	60.9	126.1	318.8
Capital commitments to Carlyle funds(e)	2,379.9	7.5	—	—	2,387.4
Tax receivable agreement payments(f)	0.9	2.8	2.9	28.3	34.9
Loans payable of Consolidated Funds (g)	2.0	32.7	397.7	14,145.4	14,577.8
Interest on loans payable of Consolidated Funds(h)	178.1	355.0	171.8	874.9	1,579.8
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,307.5	—	—	—	1,307.5
Redemptions payable of Consolidated Funds(j)	81.3	0.2	—	—	81.5

Consolidated contractual obligations	4,128.9	947.7	1,351.5	15,613.6	22,041.7
Loans payable of Consolidated Funds(g)	(2.0)	(32.7)	(397.7)	(14,145.4)	(14,577.8)
Interest on loans payable of Consolidated Funds(h)	(178.1)	(355.0)	(171.8)	(874.9)	(1,579.8)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,307.5)	—	—	—	(1,307.5)
Redemptions payable of Consolidated Funds(j)	(81.3)	(0.2)	—	—	(81.5)

Carlyle Operating Entities contractual obligations	$2,560.0	$559.8	$782.0	$593.3	$4,495.1

(a)	– The table above assumes that no prepayments are made on the term loan and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. However, in January 2013, we repaid the outstanding balance of the revolving credit facility of $386.3 million and prepaid $75.0 million of term loan principal that would be due in 2014 using proceeds from a $500.0 million senior note issuance by one of our subsidiaries. Refer to “— Recent Transactions”.
(b)	– The interest rate on the term loan, including the impact of the interest rate swaps, ranges from 2.33% to 2.76%. Interest payments assume that no prepayments are made and loans are held until maturity.
(c)	– These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for more information. Included in these amounts are $78.3 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, this amount has been included in the less than one year category. Excluded from this table are two options we have to purchase additional investments in NGP.
(d)	– We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2013 through 2021. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e)	– These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.4 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management.

(f)	– Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(g)	– These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles.
(h)	– These obligations represent interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2012, at spreads to market rates pursuant to the debt agreements, and range from 0.43% to 12.65%.
(i)	– These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(j)	– Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $17.5 million at December 31, 2012 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments

We have certain contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management. For our business acquisitions, these contingent cash payments relate to performance-based contingent cash consideration payable to the sellers of the businesses, some of whom are senior Carlyle professionals. Certain of these payments to those senior Carlyle professionals require such senior Carlyle professional to be employed by us at the time the performance conditions are met, while other payments are not contingent upon employment. For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to NGP and an affiliate of Barclays Bank PLC, as well as two options we have to purchase additional investments in NGP that would entitle us to an allocation of income equal to 40% of the carried interest generated from certain NGP funds. The exercise of the NGP options and the resulting payments under the option agreements are at our discretion. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.

The amounts shown in the contractual obligations table above represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and our strategic investment in NGP Management. Except as noted below, the following table represents the maximum amounts that could be paid from our contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management and the amount payable if we elect to exercise our options related to NGP:

	As of December 31, 2012
				Liability
				Recognized on
	Hedge Fund	NGP		Financial
	Acquisitions	Investment	Total	Statements(1)
		(Dollars in millions)
Performance-based contingent cash consideration	$363.3	$183.0	$546.3	$186.7
Employment-based contingent cash consideration	329.9	45.0	374.9	96.2
Options to acquire additional investments in NGP	—	97.2	97.2	—

Total	$693.2	$325.2	$1,018.4	$282.9

(1)	– On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

Some of the employment-based contingent cash consideration agreements do not contain provisions limiting the amount that could be paid by us. For purposes of the table above, we have used our current estimate of the amount to be paid upon the determination dates for such payments. In our consolidated financial statements, we record the performance-based contingent cash consideration from our business acquisitions at fair value at each reporting period. For the employment-based contingent cash consideration, we accrue the compensation liability over the implied service period. If we exercise our options to acquire additional investments in NGP, the amount paid will be included in the carrying value of our equity-method investment in NGP at such time.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.2 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At December 31, 2012, approximately $10.8 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

In July 2012, we provided a guarantee to the French tax authorities as credit support for a €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Refer to “Contingencies” below and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of December 31, 2012.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $69.2 million at December 31, 2012 is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2012. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $32.8 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of December 31, 2012 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of December 31, 2012, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.2 billion, on an after-tax basis where applicable.

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

In 2013, individuals who previously received carried interest are expected to pay aggregate giveback obligations of approximately $14.0 million with respect to two of our smaller funds. This giveback obligation is allocable to individual senior Carlyle professionals, current and former employees, and other non-controlling interest holders and will be funded by those individuals. Accordingly, we do not expect that we will be required to provide any funding for these giveback obligations. This giveback obligation is included in our accrued giveback obligations on our consolidated balance sheet as of December 31, 2012, with offsetting amounts recorded in due from affiliates and other receivables, net and non-controlling interests in consolidated entities on our consolidated balance sheet.

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

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. We fully cooperated with the DOJ’s investigation.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the Court ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it will entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. The Court has not set a schedule for class certification proceedings.

Along with many other companies and individuals in the financial sector, Carlyle and CMP are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, on July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, Carlyle and certain affiliates and one of our officers (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for Carlyle’s dismissal of its counterclaim against him for violation of the forum selection clause.

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance ( National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. We successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal. The appeal will be heard by the Delaware Supreme Court in May 2013.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the court in December 2012. Carlyle is now in the process of producing relevant documents to the plaintiffs, who have told the court that they intend to amend their pleading after receiving and reviewing the documents. A schedule for the case will be set after that amended complaint is filed. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs have moved for leave to amend their complaint and/or for amendment of the Court’s decision and the defendants have opposed these motions. The plaintiffs also have noticed an appeal to the Court of Appeals for the District of Columbia Circuit, but that appeal is being held in abeyance until the District Court resolves the pending motions.

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

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the proposed Italian income tax adjustments. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements (see Note 6). As of December 31, 2012, CEREP I had accrued €50.0 million ($66.0 million as of December 31, 2012) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from the Partnership’s reorganization and initial public offering in May 2012 through December 31, 2012 is as follows:

	Units Issued in IPO	Units Exchanged	Units Issued	Units Forfeited	Units as of December 31, 2012
Carlyle Holdings partnership units held by the Partnership	30,500,000	12,721,452	22,728	—	43,244,180
Carlyle Holdings partnership units not held by the Partnership	274,000,000	(12,721,452)	2,099,255	(504,553)	262,873,250

Total Carlyle Holdings partnership units	304,500,000	—	2,121,983	(504,553)	306,117,430

Subsequent to the Partnership’s initial public offering, CalPERS exchanged all of the 12,721,452 Carlyle Holdings Partnership units previously held by it for common units on a one-for-one basis, which resulted in an increase in the number of Carlyle Holdings partnership units held by the Partnership. The Carlyle Holdings partnership units issued to the Partnership subsequent to the initial public offering were issued to the Partnership in conjunction with the vesting of the Partnership’s deferred restricted common units and the related issuance of the common units by the Partnership. The Carlyle Holdings partnership units issued to other limited partners subsequent to the initial public offering were issued to the sellers of Claren Road as a result of the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of Claren Road. Carlyle Holdings partnership units were also issued in connection with the investment by the Partnership in NGP Management in December 2012. Refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Critical Accounting Policies

Principles of Consolidation. Our policy is to consolidate those entities in which we have control over significant operating, financing or investing decisions of the entity. All significant inter-entity transactions and balances have been eliminated.

For entities that are determined to be variable interest entities (“VIEs”), we consolidate those entities where we are deemed to be the primary beneficiary. Where VIEs have not qualified for the deferral of the revised consolidation guidance as described in Note 2 to our consolidated financial statements, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact’s the entity’s economic financial performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation guidance requires analysis to (a) determine whether an entity in which Carlyle holds a variable interest is a VIE, and (b) whether Carlyle’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires judgment. Our involvement with entities that have been subject to the revised consolidation guidance has generally been limited to our CLOs, the acquisitions of Claren Road, AlpInvest, ESG, and Vermillion, and our investment in NGP Management.

Where VIEs have qualified for the deferral of the revised consolidation guidance, the analysis is based on previously existing consolidation guidance pursuant to U.S. GAAP. Generally, with the exception of the CLOs, our funds qualify for the deferral of the revised consolidation rules under which the primary beneficiary is the entity that absorbs a majority of the expected losses of the VIE or a majority of the expected residual returns of the VIE, or both. We determine whether we are the primary beneficiary at the time we first become involved with a VIE and subsequently reconsider that we are the primary beneficiary based on certain events. The evaluation of whether a fund is a VIE is subject to the requirements of ASC 810-10, originally issued as FASB Interpretation No. 46(R), and the determination of whether we should consolidate such VIE requires judgment. These judgments include whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; determining whether two or more parties’ equity interests should be aggregated; determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity; evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE; and estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected losses and hence would be deemed the primary beneficiary.

For all Carlyle funds and co-investment entities (collectively the “funds”) that are not determined to be VIEs, we consolidate those funds where, as the sole general partner, we have not overcome the presumption of control pursuant to U.S. GAAP.

Consolidation and Deconsolidation of Carlyle Funds and Certain Co-investment Entities. Most Carlyle funds provide a dissolution right upon a simple majority vote of the non-Carlyle affiliated limited partners such that the presumption of control by us is overcome. Accordingly, these funds are not consolidated in our consolidated financial statements. Certain Carlyle-sponsored funds near the end of their partnership term do not provide the same dissolution right. These funds consist mainly of one of our U.S. buyout funds (CP II) and its related entities, and these are consolidated in our consolidated financial statements. The assets of the Consolidated Funds are classified principally within investments of Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally within separate legal entities. Therefore, the liabilities of the Consolidated Funds are non-recourse to us and our general creditors.

Performance Fees. Performance fees consist principally of the allocation of profits from certain of the funds to which we are entitled (commonly known as carried interest). We are generally entitled to a 20% allocation (or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions) from our carry funds and certain fund of funds vehicles. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. We recognize revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as total performance fees reflects our share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. Senior Carlyle professionals and employees who have received distributions of carried interest which are ultimately returned are contractually obligated to reimburse us for the amount returned. We record a receivable from current and former employees and our current and former senior Carlyle professionals for their individual portion of any giveback obligation that we establish. These receivables are included in due from affiliates and other receivables, net in our consolidated balance sheets.

The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital, any realized losses, applicable fees and expenses and the applicable annual preferred limited partner return. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. The giveback obligation, if any, in respect of previously realized carried interest is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement.

In addition to our carried interest from our carry funds and certain fund of fund vehicles, we are also entitled to receive performance fees from certain of our global market strategies funds and fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the consolidated statements of operations.

Performance Fees due to Employees and Advisors. We have allocated a portion of the performance fees due to us to our employees and advisors. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Upon any reversal of performance fee revenue, the related compensation expense is also reversed.

Income Taxes. For periods prior to the reorganization and initial public offering in May 2012, no provision was made for U.S. federal income taxes in the consolidated financial statements since the profits and losses were allocated to the senior Carlyle professionals who were individually responsible for reporting such amounts. During those periods, based on applicable foreign, state and local tax laws, a provision for income taxes was recorded for certain entities.

For periods subsequent to the reorganization and initial public offering in May 2012, certain of our wholly-owned subsidiaries and the Carlyle Holdings partnerships are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to our share of this income is reflected in the consolidated financial statements. Based on applicable foreign, state and local tax laws, we record a provision for income taxes for certain entities. AlpInvest Partners B.V., one of our subsidiaries, is subject to entity level income taxes in the Netherlands. Tax positions taken by us are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

We use the liability method of accounting for deferred income taxes pursuant to U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry-back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.

Fair Value Measurement. U.S. GAAP establishes a hierarchal disclosure framework which ranks the “observability” of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I — inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. We do not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

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

In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Our determination of fair value is then based on the best information available in the circumstances and may incorporate our own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties and certain debt positions. The valuation technique for each of these investments is described below:

Corporate Private Equity Investments — The fair values of corporate private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by us for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Certain fund investments in our real assets, global market strategies and solutions segments are comparable to corporate private equity investments and are valued in accordance with these policies.

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable assets (e.g., multiplying a key performance metric of the investee asset, such as net operating income, by a relevant cap rate observed in the range of comparable transactions), adjusted by us for differences between the investment and the referenced comparables, and in some instances by reference to pricing models or other similar methods.

Credit-Oriented Investments — The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. In some instances, we may utilize other valuation techniques, including the discounted cash flow method.

CLO Investments and CLO Loans Payable — We have elected the fair value option to measure the loans payable of the CLOs at fair value, as we have determined that measurement of the loans payable and preferred shares issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The investments of the CLOs are also carried at fair value.

The fair values of the CLO loan and bond assets were primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. We corroborate quotations from pricing services either with other available pricing data or with our own models. Generally, the bonds and loans in the CLOs are not actively traded and are classified as Level III.

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

Net income from our consolidated CLOs resulting from underlying investment performance is substantially attributable to the investors in the CLOs and accordingly is reflected in non- controlling interests. A 10% change in value of the CLO investments (approximately $13.9 billion as of December 31, 2012) coupled with a correlated 10% change in value of the loans payable of the CLOs (approximately $13.7 billion as of December 31, 2012) will result in no material net income or loss to the non-controlling interests. However, if the investments in the CLOs change in value in an uncorrelated manner with the CLO liabilities, then the impact on net income attributable to non-controlling interests could be significant. Regardless, the impact on net income attributable to the Partnership is not significant.

Fund Investments — Our investments in funds are valued based on our proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which is typically a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

Investments include our ownership interests in the funds and the investments held by the Consolidated Funds. The valuation procedures utilized for investments of the funds vary depending on the nature of the investment. The fair value of investments in publicly traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis.

The valuation methodologies described above can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance fees. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential carried interest and incentive fees and in the case of our hedge funds, management fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds. See “Risk Factors — Risks Related to Our Company — Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance fees.”

Equity-Method Investments. We account for all investments in which we have significant influence, including investments in the unconsolidated funds and strategic investments, using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by us, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreement, less distributions received. Equity-method investment income includes the related amortization of the basis difference between our carrying value of our investment and our share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of its equity method investee. We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Compensation and Distributions Payable to Carlyle Partners. For periods prior to the reorganization and initial public offering in May 2012, compensation attributable to our senior Carlyle professionals was accounted for as distributions from equity rather than as employee compensation. For those periods, we recognized a distribution from capital and distribution payable to our individual senior Carlyle professionals when services were rendered and carried interest allocations were earned. Any unpaid distributions, which reflected our obligation to those senior Carlyle professionals, were presented as due to senior Carlyle professionals in our consolidated balance sheet. Subsequent to the reorganization and initial public offering, we account for compensation attributable to our senior Carlyle professionals as compensation expense in our consolidated statement of operations, and the liability for all compensatory amounts owed to these Carlyle individuals is included in accrued compensation and benefits on our consolidated balance sheet.

Equity-based Compensation. Compensation expense relating to the issuance of equity-based awards to our employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units we granted to NGP personnel are recognized as a reduction of our investment income in NGP. The grant-date fair value of equity-based awards granted to our non-employee directors is expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.

In determining the aggregate fair value of any award grants, we make judgments, among others, as to the grant date and estimated forfeiture rates. Each of these elements, particularly the forfeiture assumptions used in valuing our equity awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

Intangible Assets and Goodwill. Our intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1st and between annual tests when events and circumstances indicate that impairment may have occurred.

Recent Accounting Pronouncements

We discuss the recent accounting pronouncements in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Effect on Fund Management Fees

Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. The proportion of our management fees that are based on NAV is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2012, approximately 15% of our fund management fees were based on the NAV of the applicable funds.

Effect on Performance Fees

Performance fees reflect revenue primarily from carried interest on our carry funds and incentive fees from our hedge funds. In our discussion of “Key Financial Measures” and “Critical Accounting Policies”, we disclose that performance fees are recognized upon appreciation of the valuation of our funds’ investments above certain return hurdles and are based upon the amount that would be due to Carlyle at each reporting date as if the funds were liquidated at their then- current fair values. Changes in the fair value of the funds’ investments may materially impact performance fees depending upon the respective funds’ performance to date as compared to its hurdle rate and the related carry waterfall.

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2012 on our performance fee revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$493.4	$(475.4)
Global Market Strategies	217.7	(64.7)
Real Assets	113.8	(89.7)
Solutions	97.7	(72.9)

Total	$922.6	$(702.7)

The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2012 on our performance fee revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$337.9	$(318.8)
Global Market Strategies	14.4	(13.8)
Real Assets	97.0	(70.1)
Solutions	97.3	(71.8)

Total	$546.6	$(474.5)

The effect of the variability in performance fee revenue would be in part offset by performance fee related compensation. See also related disclosure in “Segment Analysis.”

Effect on Assets Under Management

With the exception of our hedge funds, our Fee-earning assets under management are generally not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the net asset value included in total assets under management by segment (excluding available capital), and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP:

	Total Assets Under Management, Excluding Available Commitments	Percentage Amount Classified as Level III Investments
	(Dollars in Millions)
Corporate Private Equity	$35,696	71%
Global Market Strategies (1)	$30,722	59%
Real Assets	$30,250	86%
Solutions	$29,554	97%

(1)	Comprised of approximately $16.6 billion (100% Level III Investments) from our structured credit funds, $12.1 billion (0% Level III Investments) in our hedge funds, and $2.1 billion (78% Level III Investments) in our carry funds.

Exchange Rate Risk

Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2012, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $26.7 million, (b) performance fees would decrease by $14.0 million and (c) investment income would increase by $1.6 million.

Interest Rate Risk

We have obligations under our term loan facility that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

We are subject to interest rate risk associated with our variable rate debt financing. To manage this risk, we entered into an interest rate swap in March 2008 to fix the interest rate on approximately 33% of the $725.0 million in term loan borrowings at 3.319%. The interest rate swap had an initial notional balance of $239.2 million and amortizes through August 20, 2013 (the swap’s maturity date) as the related term loan borrowings are repaid. This instrument was designated as a cash flow hedge and remains in place after the amendment of the senior credit facility became operative on May 9, 2012.

In December 2011, we entered into a second interest rate swap with an initial notional balance of $350.5 million to fix the interest rate at 2.832% on the remaining term loan borrowings not hedged by the March 2008 interest rate swap. This interest rate swap matures on September 30, 2016, which coincides with the maturity of the term loan. This instrument has been designated as a cash flow hedge.

Based on our debt obligations payable and our interest rate swaps as of December 31, 2012, we estimate that interest expense relating to variable rates would increase by approximately $4 million on an annual basis, in the event interest rates were to increase by one percentage point.

Credit Risk

Certain of our investment funds hold derivative instruments that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. We minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks who meet established credit and capital guidelines. We do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of The Carlyle Group L.P.

We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (successor to Carlyle Group), as described in Note 1, (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Carlyle Group L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 14, 2013

The Carlyle Group L.P.

Consolidated Balance Sheets

(Dollars in millions)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$567.1	$509.6
Cash and cash equivalents held at Consolidated Funds	1,646.6	566.6
Restricted cash	34.5	24.6
Restricted cash and securities of Consolidated Funds	36.3	89.2
Accrued performance fees	2,192.5	2,189.1
Investments	881.2	454.9
Investments of Consolidated Funds	24,815.7	19,507.3
Due from affiliates and other receivables, net	190.7	287.0
Due from affiliates and other receivables of Consolidated Funds, net	331.8	287.6
Fixed assets, net	63.6	52.7
Deposits and other	48.4	70.2
Intangible assets, net	691.1	594.9
Deferred tax assets	67.1	18.0

Total assets	$31,566.6	$24,651.7

Liabilities and partners’ capital
Loans payable	$886.3	$860.9
Subordinated loan payable to affiliate	—	262.5
Loans payable of Consolidated Funds	13,656.7	9,689.9
Accounts payable, accrued expenses and other liabilities	215.0	203.4
Accrued compensation and benefits	1,318.2	577.9
Due to Carlyle partners	—	1,015.9
Due to affiliates	332.1	108.5
Deferred revenue	59.4	89.2
Deferred tax liabilities	61.1	48.3
Other liabilities of Consolidated Funds	1,385.8	568.1
Accrued giveback obligations	69.2	136.5

Total liabilities	17,983.8	13,561.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,887.4	1,923.4
Partners’ capital (common units, 43,244,180 issued and outstanding as of December 31, 2012)	235.1	—
Members’ equity	—	873.1
Accumulated other comprehensive loss	(4.8)	(55.8)
Partners’ capital appropriated for Consolidated Funds	838.6	853.7
Non-controlling interests in consolidated entities	8,264.8	7,496.2
Non-controlling interests in Carlyle Holdings	1,361.7	—

Total partners’ capital	10,695.4	9,167.2

Total liabilities and partners’ capital	$31,566.6	$24,651.7

See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Operations

(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Fund management fees	$977.6	$915.5	$770.3
Performance fees
Realized	907.5	1,307.4	266.4
Unrealized	133.6	(185.8)	1,215.6

Total performance fees	1,041.1	1,121.6	1,482.0
Investment income
Realized	16.3	65.1	11.9
Unrealized	20.1	13.3	60.7

Total investment income	36.4	78.4	72.6
Interest and other income	14.5	15.8	21.4
Interest and other income of Consolidated Funds	903.5	714.0	452.6

Total revenues	2,973.1	2,845.3	2,798.9
Expenses
Compensation and benefits
Base compensation	624.5	374.5	265.2
Equity-based compensation	201.7	—	—
Performance fee related
Realized	285.5	225.7	46.6
Unrealized	32.2	(122.3)	117.2

Total compensation and benefits	1,143.9	477.9	429.0
General, administrative and other expenses	357.5	323.5	177.2
Interest	24.6	60.6	17.8
Interest and other expenses of Consolidated Funds	758.1	453.1	233.3
Loss from early extinguishment of debt, net of related expenses	—	—	2.5
Equity issued for affiliate debt financing	—	—	214.0
Other non-operating expenses	7.1	32.0	—

Total expenses	2,291.2	1,347.1	1,073.8
Other income (loss)
Net investment gains (losses) of Consolidated Funds	1,758.0	(323.3)	(245.4)
Gain on business acquisition	—	7.9	—

Income before provision for income taxes	2,439.9	1,182.8	1,479.7
Provision for income taxes	40.4	28.5	20.3

Net income	2,399.5	1,154.3	1,459.4
Net income (loss) attributable to non-controlling interests in consolidated entities	1,756.7	(202.6)	(66.2)

Net income attributable to Carlyle Holdings	642.8	$1,356.9	$1,525.6

Net income attributable to non-controlling interests in Carlyle Holdings	622.5

Net income attributable to The Carlyle Group L.P.	$20.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.48

Diluted (see Note 15)	$0.41

Weighted-average common units
Basic	42,562,928

Diluted (see Note 15)	259,698,987

Distributions declared per common unit	$0.27

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Comprehensive Income

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$2,399.5	$1,154.3	$1,459.4
Other comprehensive income (loss)
Foreign currency translation adjustments	(308.2)	(499.2)	(38.2)
Cash flow hedges
Unrealized losses for the period	(10.2)	(4.3)	(7.3)
Less: reclassification adjustment for losses included in net income	7.1	5.6	6.5
Defined benefit plans
Unrecognized gains / losses during the period, net	(12.3)	—	—

Other comprehensive loss	(323.6)	(497.9)	(39.0)

Comprehensive income	2,075.9	656.4	1,420.4
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	384.8	131.5	274.8
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(1,844.3)	633.1	(193.1)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	9.0	(85.4)	—

Comprehensive income attributable to Carlyle Holdings	625.4	$1,335.6	$1,502.1

Less: Comprehensive income (loss) attributable to non-controlling interests in Carlyle Holdings	(607.6)

Comprehensive income attributable to The Carlyle Group L.P.	$17.8

See accompanying notes.

The Carlyle Group L.P.

Consolidated Statement of Changes in Partners’ Capital and Redeemable Non-controlling Interests in

Consolidated Entities

(Dollars and units in millions)

	Common Units	Members’ Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2009	—	$448.5	$—	$(11.0)	$—	$276.1	$—	$713.6	$—
Adjustment relating to initial consolidation of the CLOs	—	—	—	—	1,213.3	—	—	1,213.3	—
Acquisition of hedge funds	—	—	—	—	—	—	—	—	694.0
Equity issued for affiliate debt financing	—	214.0	—	—	—	—	—	214.0	—
Contributions	—	51.7	—	—	—	53.1	—	104.8	—
Distributions	—	(1,310.1)	—	—	—	(157.4)	—	(1,467.5)	—
Net income (loss)	—	1,525.6	—	—	(256.6)	190.4	—	1,459.4	—
Currency translation adjustments	—	—	—	(22.7)	(18.2)	2.7	—	(38.2)	—
Change in fair value of cash flow hedge instrument	—	—	—	(0.8)	—	—	—	(0.8)	—

Balance at December 31, 2010	—	929.7	—	(34.5)	938.5	364.9	—	2,198.6	694.0
Acquisition of CLOs	—	—	—	—	46.7	—	—	46.7	—
Acquisition of AlpInvest and related consolidated fund of funds	—	—	—	—	—	8,476.5	—	8,476.5	—
Acquisition and initial consolidation of hedge funds	—	—	—	—	—	—	—	—	516.8
Issuance of equity related to acquisitions	—	18.3	—	—	—	—	—	18.3	—
Contributions	—	15.1	—	—	—	383.8	—	398.9	962.5
Distributions	—	(1,446.9)	—	—	—	(1,095.9)	—	(2,542.8)	(335.3)
Net income (loss)	—	1,356.9	—	—	(126.4)	(161.6)	—	1,068.9	85.4
Currency translation adjustments	—	—	—	(22.6)	(5.1)	(471.5)	—	(499.2)	—
Change in fair value of cash flow hedge instruments	—	—	—	1.3	—	—	—	1.3	—

Balance at December 31, 2011	—	873.1	—	(55.8)	853.7	7,496.2	—	9,167.2	1,923.4
Acquisition of CLOs	—	—	—	—	357.3	—	—	357.3	—
Contributions	—	9.3	—	—	12.4	340.7	—	362.4	719.1
Distributions	—	(658.5)	—	—	—	(813.9)	—	(1,472.4)	(114.8)
Net income (loss)	—	532.7	—	—	47.5	955.5	—	1,535.7	(20.8)
Currency translation adjustments	—	—	—	2.3	(4.1)	(168.0)	—	(169.8)	—
Change in fair value of cash flow hedge instruments	—	—	—	(2.2)	—	—	—	(2.2)	—
Contribution of equity interests in general partners of carry funds (see Note 1)	—	261.1	—	—	—	—	—	261.1	—
Reorganization of beneficial interests in investments (see Note 1)	—	(64.1)	—	—	—	64.1	—	—	—
Reorganization of carried interest rights of retired senior Carlyle professionals (see Note 1)	—	(56.2)	—	—	—	56.2	—	—	—
Exchange of interests for Carlyle Holdings units (see Note 1)	—	(897.4)	—	55.7	—	—	841.7	—	—

Balance post-reorganization	—	—	—	—	1,266.8	7,930.8	841.7	10,039.3	2,506.9
Issuance of common units in initial public offering, net of issuance costs (see Note 1)	30.5	—	615.8	—	—	—	—	615.8	—
Deferred tax effects resulting from acquisition and exchange of interests in Carlyle Holdings (see Note 1)	—	—	(9.4)	—	—	—	—	(9.4)	—
Dilution assumed with IPO	—	—	(469.8)	—	—	—	469.8	—	—
CalPERS equity exchange	12.7	—	70.1	(2.3)	—	—	(61.0)	6.8	—
Initial consolidation of a Consolidated Fund	—	—	—	—	—	5.0	—	5.0	—
Contributions	—	—	—	—	—	377.0	—	377.0	723.2
Distributions	—	—	(11.7)	—	—	(1,104.8)	(96.6)	(1,213.1)	(354.5)
Net income (loss)	—	—	20.3	—	(424.1)	1,186.8	89.8	872.8	11.8
Equity-based compensation	—	—	19.8	—	—	—	119.9	139.7	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	—	13.1	13.1	—
Currency translation adjustments	—	—	—	(1.0)	(4.1)	(127.6)	(5.7)	(138.4)	—
Defined benefit plans, net	—	—	—	(1.4)	—	(2.4)	(8.5)	(12.3)	—
Change in fair value of cash flow hedge instruments	—	—	—	(0.1)	—	—	(0.8)	(0.9)	—

Balance at December 31, 2012	43.2	$—	$235.1	$(4.8)	$838.6	$8,264.8	$1,361.7	$10,695.4	$2,887.4

See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$2,399.5	$1,154.3	$1,459.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	107.8	83.1	24.5
Amortization of deferred financing fees	1.3	1.1	1.6
Equity-based compensation	201.7	—	—
Non-cash equity issued for affiliate debt financing	—	—	214.0
Non-cash performance fees	(192.6)	62.6	(1,344.4)
Loss on early extinguishment of debt	—	—	2.5
Other non-cash amounts	7.1	31.5	(25.9)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(2,571.2)	284.4	(502.0)
Realized/unrealized loss from loans payable of Consolidated Funds	926.2	56.7	752.4
Purchases of investments by Consolidated Funds	(7,176.3)	(6,818.9)	(3,254.3)
Proceeds from sale and settlements of investments by Consolidated Funds	8,530.5	7,970.8	5,432.6
Non-cash interest income, net	(80.6)	(96.0)	(113.7)
Change in cash and cash equivalents held at Consolidated Funds	1,274.7	243.7	149.8
Change in other receivables held at Consolidated Funds	41.5	8.5	(58.5)
Change in other liabilities held at Consolidated Funds	(1,038.9)	(142.8)	126.7
Investment income	(32.1)	(82.8)	(69.0)
Purchases of investments (includes investment in NGP Management in 2012 of $385.8)	(520.3)	(128.4)	(95.5)
Proceeds from the sale of investments	199.9	300.9	41.9
Purchases of trading securities	(20.1)	(6.7)	(19.3)
Proceeds from sale of trading securities and other	15.7	0.2	7.9
Changes in deferred taxes	(9.3)	(19.8)	2.0
Change in due from affiliates and other receivables	10.1	16.3	14.5
Change in deposits and other	9.4	(16.5)	(20.7)
Change in accounts payable, accrued expenses and other liabilities	3.4	(51.6)	41.9
Change in accrued compensation and benefits	(5.3)	(91.7)	121.8
Change in due to affiliates	(23.6)	29.8	(5.9)
Change in deferred revenue	(30.1)	(110.7)	(7.3)

Net cash provided by operating activities	2,028.4	2,678.0	2,877.0
Cash flows from investing activities
Change in restricted cash	(9.6)	(8.6)	(0.3)
Purchases of fixed assets, net	(32.7)	(34.2)	(21.2)
Purchases of intangible assets	(41.0)	(8.1)	(58.5)
Acquisitions, net of cash acquired	(42.8)	(53.9)	(105.6)

Net cash used in investing activities	(126.1)	(104.8)	(185.6)

The Carlyle Group L.P.

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities
Borrowings under credit facility	820.0	520.5	—
Repayments under credit facility	(744.6)	(209.7)	—
Proceeds from loans payable	—	—	994.0
Payments on loans payable	(310.0)	(307.5)	(411.9)
Net payment on loans payable of Consolidated Funds	(1,415.2)	(1,204.7)	(2,280.5)
Payments of contingent consideration	(10.0)	—	—
Net proceeds from issuance of common units in initial public offering	615.8	—	—
Distributions to common unitholders	(11.7)	—	—
Contributions from predecessor owners	9.3	15.1	46.1
Distributions to predecessor owners	(452.3)	(1,498.4)	(787.8)
Contributions from non-controlling interest holders	2,044.7	1,251.1	48.4
Distributions to non-controlling interest holders	(2,406.8)	(1,312.0)	(157.4)
Change in due to/from affiliates financing activities	0.7	39.0	16.4
Change in due to/from affiliates and other receivables of Consolidated Funds	18.8	27.6	(0.7)

Net cash used in financing activities	(1,841.3)	(2,679.0)	(2,533.4)
Effect of foreign exchange rate changes	(3.5)	(1.5)	(29.2)
Increase (decrease) in cash and cash equivalents	57.5	(107.3)	128.8
Cash and cash equivalents, beginning of period	509.6	616.9	488.1

Cash and cash equivalents, end of period	$567.1	$509.6	$616.9

Supplemental cash disclosures
Cash paid for interest	$24.7	$59.2	$15.8

Cash paid for income taxes	$56.1	$30.0	$24.0

Supplemental non-cash disclosures
Non-cash AlpInvest acquisition	$—	$8,434.7	$—

Non-cash ESG acquisition	$—	$510.1	$—

Net assets related to consolidation of the CLOs	$357.3	$46.7	$1,213.3

Net assets related to consolidation of the Claren Road	$—	$—	$694.0

Non-cash contributions from predecessor owners	$—	$—	$5.6

Non-cash distributions to predecessor owners	$402.5	$(51.5)	$522.3

Non-cash contributions from non-controlling interest holders	$127.7	$95.2	$4.7

Non-cash distributions to non-controlling interest holders	$77.8	$119.2	$—

Reorganization:
Transfer of members’ equity to non-controlling interests in consolidated entities	$120.3	$—	$—

Deferred taxes from transfer of ownership interests	$9.4	$—	$—

Exchange of CalPERS equity interests:
Deferred tax asset	$41.7	$—	$—

Tax receivable agreement liability	$34.9	$—	$—

Total partners’ capital	$6.8	$—	$—

See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets, and Solutions (see Note 17).

Basis of Presentation

The accompanying financial statements include (1) subsequent to the reorganization as described below, the accounts of the Partnership and (2) prior to the reorganization, the combined accounts of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. as well as their majority-owned subsidiaries (collectively, “Carlyle Group”), which were engaged in the above businesses under common ownership and control by Carlyle’s individual partners (“senior Carlyle professionals”), the California Employees Public Retirement System (“CalPERS”), and Mubadala Development Company (“Mubadala”). In addition, certain Carlyle-affiliated funds, related co-investment entities, and certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. This consolidation generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to the Partnership. The majority economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds, and redeemable non-controlling interests in consolidated entities in the accompanying consolidated financial statements.

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

On May 2, 2012, a series of reorganization transactions were executed to facilitate the acquisition by the Partnership of an indirect equity interest in Carlyle Group. The primary impact of the reorganization transactions was as follows:

•

The senior Carlyle professionals (excluding retired senior Carlyle professionals), CalPERS, and Mubadala contributed all of their interests in TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. (the “Former Parent Entities”) and senior Carlyle professionals and other individuals engaged in Carlyle’s business contributed a portion of the equity interests they owned in the general partners of Carlyle’s existing carry funds, to Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) in exchange for an aggregate of 274,000,000 Carlyle Holdings

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

partnership units. The exchange was structured as a fair value exchange where the contributors exchanged their interests in the Former Parent Entities and/or the general partners of Carlyle’s existing carry funds for an equivalent fair value of Carlyle Holdings partnership units. As the Partnership consolidates the financial position and results of operations of Carlyle Holdings, the ownership interests of these individuals in Carlyle Holdings are reflected as non-controlling interests in Carlyle Holdings in the accompanying consolidated financial statements.

Because the historical owners of the Former Parent Entities control the entities that comprise Carlyle Group before and after the reorganization, the exchange transaction among these owners’ interests has been accounted for as a transfer of interests under common control. Accordingly, the accompanying consolidated financial statements reflect a reclassification of members’ equity to non-controlling interests in Carlyle Holdings of $841.7 million. This amount represents the carrying value in Carlyle Group of the historical owners of Carlyle Group that has been exchanged in this transaction for Carlyle Holdings partnership units.

The equity interests held by Carlyle professionals other than partners in the consolidated general partners of the Carlyle funds were reflected as a compensation liability in the historical financial statements. These equity interests generally entitled the Carlyle professionals to participate in performance fees. In this exchange, the fair value of the Carlyle Holdings partnership units issued in this transaction of $261.1 million exceeded the carrying value of the related compensation liability of $202.1 million. The excess of the fair value over the carrying value of $59.0 million has been recorded as an equity compensation expense in the accompanying consolidated financial statements.

•

Certain beneficial interests in investments in or alongside Carlyle funds that were funded by certain historical owners of Carlyle Group indirectly through Carlyle Group were restructured so that they are interests directly in consolidated subsidiaries of Carlyle Group. Accordingly, the carrying value of these beneficial interests as of the date of the reorganization of $64.1 million has been reclassified from members’ equity to non-controlling interests in consolidated entities in the accompanying consolidated financial statements.

•

Certain carried interest rights allocated to retired senior Carlyle professionals which were held through their ownership in Carlyle Group were restructured such that they exchanged their existing carried interest rights (through their ownership interests in Carlyle Group) for an equivalent amount of carried interest rights in the consolidated general partners of the Carlyle funds. Accordingly, these carried interest rights are classified as non-controlling interests after the reorganization. The carrying value of these carried interest rights as of the date of the reorganization of $56.2 million has been reclassified from members’ equity to non-controlling interests in consolidated entities in the accompanying consolidated financial statements.

After the completion of the reorganization transactions, Carlyle Group is a consolidated subsidiary of Carlyle Holdings. Carlyle Group is considered the predecessor of the Partnership for accounting purposes, and accordingly, Carlyle Group’s combined and consolidated financial statements are the Partnership’s historical financial statements. The historical combined and consolidated financial statements of Carlyle Group are reflected herein based on the historical ownership interests of the senior Carlyle professionals, CalPERS, and Mubadala in Carlyle Group.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

CalPERS Exchange

On May 17, 2012, CalPERS notified Carlyle that it was making an election to exchange 12,721,452 Carlyle Holdings partnership units for an equivalent number of common units in the Partnership pursuant to the exchange agreement entered into with CalPERS and the other limited partners of the Carlyle Holdings partnerships at the time of the initial public offering. The exchange was consummated on May 21, 2012. As a result of the exchange, wholly-owned subsidiaries of the Partnership acquired all 12,721,452 of the Carlyle Holdings partnership units formerly owned by CalPERS, and CalPERS received an equivalent number of common units in the Partnership. The common units were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the common units issued to CalPERS are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act. The lock-up agreement entered into by CalPERS and the underwriters of the initial public offering expired on November 25, 2012 and the common units held by CalPERS are not subject to contractual restrictions on transfer.

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

The exchange transaction has been accounted for as an increase in ownership of a subsidiary from a non-controlling interest without a loss in control. The exchange is also subject to the terms of the tax receivable agreement. Accordingly, the Partnership initially recorded a decrease to non-controlling interests in Carlyle Holdings of $60.9 million, representing the carrying value of CalPERS interest in Carlyle Holdings that was exchanged, and a corresponding increase to partners’ capital and accumulated other comprehensive income. The Partnership also recorded a deferred tax asset of $21.5 million, a liability to CalPERS of $18.3 million included in due to affiliates, and an increase in partners’ capital of $3.2 million based on estimated tax information at that time. The Partnership recorded subsequent adjustments for this exchange upon the completion of the relevant tax calculations, which increased the deferred tax asset by $20.2 million, increased the liability to CalPERS by $16.6 million, decreased non-controlling interests in Carlyle Holdings by $0.1 million and increased partners’ capital by $3.7 million. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable over approximately the next 15 years.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying consolidated financial statements consolidate: 1) Carlyle-affiliated funds and co-investment entities, for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and 2) variable interest entities (“VIE“s), including certain CLOs, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.

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

As of December 31, 2012, assets and liabilities of consolidated VIEs reflected in the consolidated balance sheets were $23.9 billion and $15.0 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of December 31, 2012, the Partnership held $51.5 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

For all Carlyle-affiliated funds and co-investment entities (collectively “the Funds”) that are not determined to be VIEs, the Partnership consolidates those funds where, as the sole general partner, it has not overcome the presumption of control pursuant to U.S. GAAP. Most Carlyle funds provide a dissolution right upon a simple majority vote of the non-Carlyle affiliated limited partners such that the presumption of control by Carlyle is overcome. Accordingly, these funds are not consolidated in the Partnership’s consolidated financial statements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs which are not consolidated because the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to these unconsolidated entities. The assets recognized in the Partnership’s consolidated balance sheets related to the Partnership’s interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Investments	$398.2	$2.3
Receivables	43.5	100.0

Maximum Exposure to Loss	$441.7	$102.3

Basis of Accounting

The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Partnership’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the Portfolio Companies). In the preparation of these consolidated financial statements, the Partnership has retained the specialized accounting for the Funds, pursuant to U.S. GAAP.

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s consolidated balance sheets. Interest income and other income of the Consolidated Funds is included in interest and other income of Consolidated Funds and interest expense and other expenses of the Consolidated Funds is included in interest and other expenses of Consolidated Funds in the Partnership’s consolidated statements of operations. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Partnership’s consolidated balance sheets as partners’ capital appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in consolidated entities in the consolidated statements of operations and partners’ capital appropriated for Consolidated Funds in the consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Partnership’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements and the resulting impact on performance fees. Actual results could differ from these estimates and such differences could be material.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds generally pay management fees quarterly that generally range from 1.5% to 3.0% of NAV per year. Management fees for the CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

Management fees from fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the investment period of the relevant fund. Following the expiration of the investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. These fees are due quarterly and recognized over the related quarter.

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $49.5 million, $75.7 million and $50.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, net of any offsets as defined in the respective partnership agreements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Performance Fees

Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (or approximately 2% to 10% in the case of most of the Partnership’s fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions) from its corporate private equity and real assets funds. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as total performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2012 and 2011, the Partnership has recognized $69.2 million and $136.5 million, respectively, for giveback obligations.

In addition to its performance fees from its corporate private equity and real assets funds, the Partnership is also entitled to receive performance fees from certain of its global market strategies funds and fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying consolidated statements of operations.

Investment Income (Loss)

Investment income (loss) represents the unrealized and realized gains and losses resulting from the Partnership’s equity method investments and other principal investments. Equity method investment income (loss) includes the related amortization of the basis difference between the Partnership’s carrying value of its investment and the Partnership’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Partnership to employees of its equity method investee. Investment income (loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $4.9 million, $8.4 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively and is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $772.8 million, $605.7 million and $435.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors is expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of December 31, 2012, the Partnership had recorded a liability of $912.0 million in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. As of December 31, 2011, the Partnership had recorded a liability of $1.1 billion in accrued compensation related to the portion of accrued performance fees due to employees and advisors, of which $314.1 million was included in accrued compensation and benefits and $760.8 million was included in due to Carlyle partners in the accompanying consolidated financial statements.

Income Taxes

For periods prior to the reorganization and initial public offering in May 2012, no provision was made for U.S. federal income taxes in the consolidated financial statements since the profits and losses were allocated to the senior Carlyle professionals who were individually responsible for reporting such amounts. During those periods, based on applicable foreign, state and local tax laws, a provision for income taxes was recorded for certain entities.

For periods subsequent to the reorganization and initial public offering in May 2012, certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the consolidated financial statements. Based on applicable foreign, state and local tax laws, the Partnership records a provision for income taxes for certain entities. AlpInvest Partners B.V. (“AlpInvest”), a subsidiary of the Partnership, is subject to entity level income taxes in the Netherlands. Tax positions taken by the Partnership are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Partnership recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.

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

The Partnership records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that the Partnership estimates that the corporate taxpayers will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Partnership will reduce the deferred tax asset with a valuation allowance. The Partnership records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement, which is included in due to affiliates in the accompanying consolidated financial statements. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Partnership’s partners’ capital. All of the effects to the deferred tax asset of changes in any of the Partnership’s estimates after the tax year of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Investments

Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) the investments held by the Consolidated Funds (all of which are presented at fair value in the Partnership’s consolidated financial statements), (iii) strategic investments made by the Partnership (see Note 3) and (iv) certain credit-oriented investments. The valuation procedures utilized for investments of the Funds vary depending on the nature of the investment. The fair value of investments in publicly-traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.

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

Equity-Method Investments

The Partnership accounts for all investments in which it has significant influence, including investments in the unconsolidated Funds and strategic investments, using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by the Partnership, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreement, less distributions received. The Partnership evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $59.2 million and $76.6 million at December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.0 million and $13.6 million is included in restricted cash at December 31, 2012 and 2011, respectively. Also included in restricted cash at December 31, 2012 is €4.4 million ($5.8 million as of December 31, 2012) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at December 31, 2012 and 2011 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $35.7 million and $31.7 million is included in restricted cash and securities of Consolidated Funds at December 31, 2012 and 2011, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips, French government securities, guaranteed investment contracts and other highly liquid asset-backed securities as collateral for specific classes of loans payable in the CLOs. As of December 31, 2012 and 2011, securities of $0.6 million and $57.5 million, respectively, are included in restricted cash and securities of Consolidated Funds.

Derivative Instruments

Derivative instruments are recognized at fair value in the consolidated balance sheets with changes in fair value recognized in the consolidated statements of operations for all derivatives not designated as hedging instruments. For all derivatives where hedge accounting is applied, effectiveness testing and other procedures to assess the ongoing validity of the hedges are performed at least quarterly. For instruments designated as cash flow hedges, the Partnership records changes in the estimated fair value of the derivative, to the extent that the hedging relationship is effective, in other comprehensive income (loss). If the hedging relationship for a derivative is determined to be ineffective, due to changes in the hedging instrument or the hedged items, the fair value of the portion of the hedging relationship determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Due to Carlyle Partners

For periods prior to the reorganization and initial public offering in May 2012, the Partnership recognized a distribution from members’ equity and distribution payable to the senior Carlyle professionals when services were rendered and performance fee allocations were earned. Also included were certain amounts due to senior Carlyle professionals related to business acquisitions in 2011 and 2010. Any unpaid distributions, which reflected the Partnership’s obligation to those partners, were presented as due to Carlyle partners in the accompanying consolidated balance sheets.

Subsequent to the reorganization and initial public offering, the liability for all compensatory amounts owed to these Carlyle individuals has been reclassified to accrued compensation and benefits in the accompanying consolidated financial statements. The liability for non-compensatory amounts owed to these Carlyle individuals related to business acquisitions in 2011 and 2010 has been reclassified to due to affiliates in the accompanying consolidated financial statements.

Deferred Revenue

Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive loss as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.1)	$(7.3)
Currency translation adjustments	(3.3)	(48.5)
Unrecognized gains / losses on defined benefit plans	(1.4)	—

Total	$(4.8)	$(55.8)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Reclassification adjustments from accumulated other comprehensive loss relate to the Partnership’s cash flow hedges and the gains / losses on defined benefit plans and affect interest expense and base compensation expense, respectively, on the consolidated statements of operations.

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(4.2) million, $3.4 million and $25.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of changes in equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. In December 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Partnership adopted this guidance as of January 1, 2012, and has included a separate statement of comprehensive income for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

3. Acquisitions, Strategic Investments, and Acquired Intangible Assets

Investment in NGP

On December 20, 2012, the Partnership entered into separate purchase agreements with ECM Capital, L.P. and Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”), pursuant to which the Partnership agreed to invest in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). NGP is an Irving, Texas-based energy investor with approximately $12.1 billion in assets under management.

Pursuant to the purchase agreements, the Partnership acquired an equity interest in NGP Management comprised of 7.5% from an affiliate of NGP and 40% from BNRI that together entitles the Partnership to an allocation of income equal to 47.5% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds. The Partnership also acquired future interests in the general partners of certain future carry funds advised by NGP that will entitle the Partnership to an allocation of income equal to 7.5% of the carried interest received by such fund general partners. In addition, following the termination of the investment period of the NGP Natural Resources X, L.P. fund (“NGP X”), the Partnership will pay $7.5 million to acquire an additional 7.5% equity interest in NGP Management from an affiliate of NGP that, together with the initial interests described above, will entitle the Partnership to an allocation of income equal to 55% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds.

Under the terms of the purchase agreements, the sellers also granted the Partnership options to purchase additional interests in NGP. Specifically, the Partnership acquired (1) an option, exercisable by the Partnership between July 1, 2014 and July 1, 2015, to purchase from BNRI, for a purchase price in cash that is estimated to be between $65.0 million to $74.0 million plus the net capital amount that has been contributed by BNRI, interests in the general partner of NGP X entitling the Partnership to an allocation of income equal to 40% of the carried interest received by such fund general partner; (2) an option, exercisable by the Partnership from December 20, 2012 until January 1, 2015, to purchase from BNRI, for a purchase price in cash that is estimated to be between $34.0 million to $38.0 million, additional interests in the general partners of all future carry funds advised by NGP entitling the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners; and (3) an option, exercisable by the Partnership in approximately 13 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.

In consideration for these interests and options, the Partnership paid an aggregate of $384.0 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. which vest ratably over a period of five years. The Partnership will also pay consideration of $7.5 million upon the termination of the investment period of the NGP X fund. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units up to $15.0 million that will be issued if the performance conditions are met. Additionally, the transaction includes contingent consideration payable to BNRI of up to $183.0 million, which will be payable partly in cash and partly by a promissory note issued by the Partnership, if the performance conditions are met. The contingent consideration is payable from 2015 through 2018, depending on NGP’s achievement of certain business performance goals.

The Partnership also entered into a senior advisor consulting agreement with the chief executive officer of NGP and granted 398,629 deferred restricted common units to a group of NGP personnel who are providing the Partnership with consulting services. The deferred restricted common units vest ratably over a period of six years.

The Partnership concluded that NGP Management was a VIE and that the Partnership was not the primary beneficiary. The investment allows the Partnership to exert significant influence over NGP Management but not to control NGP Management; accordingly, the Partnership accounts for its investment in NGP Management under the equity method of accounting. The Partnership recorded its investment in NGP Management at cost, excluding any

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

elements in the transaction that were deemed to be compensatory arrangements to NGP personnel. The Carlyle Holdings partnership units issued in the transaction, the contingently issuable Carlyle Holdings partnership units, and the deferred restricted common units were deemed to be compensatory arrangements; these elements will be recognized as an expense under applicable U.S. GAAP.

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. In some periods, these expenses may exceed the Partnership’s allocation of income from NGP Management, which would result in an investment loss for that period.

The cost of the Partnership’s initial investment in NGP Management was $393.3 million, which was comprised of $384.0 million in initial cash paid, $7.5 million payable in future periods, and $1.8 million of transaction costs. The $7.5 million payable in the future is included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2012. The Partnership’s basis differences based on the underlying net assets of the entity were $259.8 million, which will be amortized over a period of ten years as a reduction of realized investment income.

For the period from December 20, 2012 through December 31, 2012, the Partnership recognized $1.1 million of net investment income from the investment in NGP Management, comprised of investment earnings of $2.1 million less $1.0 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences.

For purposes of the Partnership’s segment reporting, the Partnership’s share of the revenues and allocated expenses derived from NGP Management is included in the results of operations of the Real Assets segment and in the respective operating captions. The Partnership excludes from its segment results the impact of equity-based compensation and contingent consideration issued in conjunction with acquisitions and strategic investments and the amortization associated with acquired intangible assets.

Acquisition of Vermillion

On October 1, 2012, the Partnership acquired 55% of Vermillion Asset Management, LLC and its consolidated subsidiaries, Viridian Partners, LLC, Crimson Physical Commodities Partners, LLC, Celadon Partners, LLC, and Indigo Partners, LLC, (collectively, “Vermillion”), a New York-based commodities investment manager with approximately $2.3 billion of assets under management. The purchase price consisted of $50.0 million in cash, 1,440,276 contingently issuable Carlyle Holdings partnership units, which are issuable over a period of 4.25 years based on the achievement of performance-based conditions, and performance-based contingent cash payments of up to $131.3 million, which is the maximum amount of additional cash consideration that would be paid within 5.25 years of closing. The contingent consideration is payable to Vermillion sellers who are now senior Carlyle professionals. The 45% interest entitles the holders, while employed by Vermillion, to 45% of the net cash flow profits from Vermillion, which is accounted for as a compensatory award. The Partnership consolidated the financial position and results of operations of Vermillion effective October 1, 2012 and accounted for this transaction as a business combination. Vermillion is included in the Partnership’s Global Market Strategies business segment. In connection with this transaction, the Partnership incurred approximately $2.2 million of acquisition costs that were recorded as an expense for the year ended December 31, 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The acquisition-date fair value of the consideration transferred for the Vermillion acquisition, and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred
Cash	$50.0
Contingent cash consideration	54.0
Contingently issuable Carlyle Holdings partnership units	32.7

Total	$136.7

Estimated fair value of assets acquired and liabilties assumed
Cash and receivables	$8.4
Accrued performance fees	0.2
Net fixed assets and other assets	4.0
Finite-lived intangible assets—contractual rights	139.4
Deferred tax liabilities	(4.9)
Other liabilities	(10.4)

Total	$136.7

The amount of revenue and earnings of Vermillion since the acquisition date and the pro forma impact to the Partnership’s consolidated financial results for the years ended December 31, 2012 and 2011 as if the acquisition had been consummated as of January 1, 2011, was not significant.

The fair value of the contingent cash consideration included in this acquisition was based on probability-weighted discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurement. The fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represented a Level II measurement as defined in the accounting guidance for fair value measurement.

As of December 31, 2012 the fair value of the performance-based contingent cash and equity consideration was $87.0 million and has been included in due to affiliates in the accompanying consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts were $0.3 million for the year ended December 31, 2012 and are recorded in other non-operating expenses in the consolidated statements of operations. As of December 31, 2012, the amount accrued for employment-based contingent cash consideration was $8.8 million and has been included in accrued compensation and benefits in the accompanying consolidated balance sheets. Changes in the value of these amounts were $8.8 million for the year ended December 31, 2012 and are recorded as compensation expense in the consolidated statements of operations.

Refer to Note 4 for additional disclosures related to the fair value of these instruments as of December 31, 2012.

Acquisition of CLO Management Contracts

On February 28, 2012, the Partnership purchased certain European CLO management contracts from Highland Capital Management L.P. for approximately €32.4 million in cash. The acquired contractual rights are finite-lived intangible assets. Pursuant to the accounting guidance for consolidation, these CLOs are required to be consolidated and the results of the acquired CLOs have been included in the consolidated statements of operations since their acquisition. This transaction was accounted for as an asset acquisition.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

2011 and Prior Acquisitions

On November 18, 2011, the Partnership acquired 100% of Churchill, a CLO asset manager focused on senior loans to middle-market companies. The consideration transferred in this acquisition consisted solely of the Partnership’s assumption from the seller of certain operating liabilities of Churchill. The Partnership consolidated the financial position and results of operations of Churchill effective November 18, 2011 and accounted for this transaction as a business combination. The Partnership recorded a gain of $7.9 million as a result of this transaction, which is included in gain on business acquisition in the consolidated statements of operations.

On July 1, 2011, the Partnership completed the acquisition of a 60% equity interest in AlpInvest for total purchase consideration of approximately €138.4 million ($199.3 million as of July 1, 2011). The Partnership consolidated the financial position and results of operations of AlpInvest effective July 1, 2011 and accounted for this transaction as a business combination. The Partnership also consolidated certain AlpInvest-managed funds effective July 1, 2011.

On July 1, 2011, the Partnership acquired 55% of Emerging Sovereign Group LLC, its subsidiaries, and Emerging Sovereign Partners LLC (collectively, “ESG”), an emerging markets equities and macroeconomic strategies investment manager. The purchase price consisted of $45.0 million in cash, an ownership interest in the Partnership and performance-based contingent payments of up to $110.5 million, which is the maximum amount of additional consideration that could be paid, of which $73.5 million would be payable within five years of closing and $37.0 million would be payable by year six. The Partnership consolidated the financial position and results of operations of ESG effective July 1, 2011 and accounted for this transaction as a business combination. The Partnership also consolidated four ESG-managed funds effective July 1, 2011 and one additional ESG-managed fund for which it obtained control during the third quarter of 2011.

On December 31, 2010, the Partnership acquired 55% of Claren Road, a credit hedge fund manager. The purchase consideration was comprised of $157.8 million in cash and promissory notes in the amount of $97.5 million. Also included in the consideration were contingently issuable equity interests in the Partnership equivalent to $51.3 million as of the closing date. Also, the Partnership may pay additional contingent consideration up to $146.7 million, which represents management’s estimate of the maximum amount of consideration to be paid, over a period of ten years based on the achievement of certain performance criteria, including Assets Under Management (AUM) growth. The Partnership consolidated the financial position and results of operations of Claren Road effective December 31, 2010, and has accounted for this transaction as a business combination. The Partnership also consolidated two Claren Road-managed hedge funds effective December 31, 2010.

For a complete description of these acquisitions (collectively the “2011 and Prior Acquisitions”), refer to Note 3 of the Carlyle Group combined and consolidated financial statements for the year ended December 31, 2011, which are included in the Partnership’s final prospectus dated May 2, 2012, included in the Partnership’s Registration Statement on Form S-1, as amended (SEC File No. 333-176685).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the contingent consideration liabilities associated with the 2011 and Prior Acquisitions:

	As of December 31,
	2012	2011
	(Dollars in millions)
Amounts payable to the sellers who are senior Carlyle professionals
Performance-based contingent cash consideration	$104.6	$98.6
Performance-based contingent equity consideration	24.6	36.9
Employment-based contingent cash consideration	87.4	62.3

	216.6	197.8
Contingent cash and other consideration payable to non-Carlyle personnel	28.1	33.7

Total	$244.7	$231.5

At December 31, 2012 and 2011, the fair value of the performance-based contingent cash and equity consideration payable to the sellers who are senior Carlyle professionals has been recorded in due to affiliates and due to Carlyle partners, respectively, in the accompanying consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts were $15.9 million and $14.1 million for the years ended December 31, 2012 and 2011, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating expenses in the consolidated statements of operations. On December 31, 2012, 504,734 Carlyle Holdings partnership units (approximately $13.1 million) were issued to the Claren Road sellers upon satisfaction of the performance-based condition.

At December 31, 2012 and 2011, the amount of employment-based contingent cash consideration payable to the sellers who are senior Carlyle professionals have been recorded as accrued compensation and benefits and due to Carlyle partners, respectively, in the accompanying consolidated balance sheets. Changes in the fair value of these amounts were $25.1 million and $6.8 million for the years ended December 31, 2012 and 2011, respectively. For periods prior to the reorganization and initial public offering in May 2012, the change in the value of this contingent consideration was recorded in partners’ capital in the consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the value of these amounts are recorded as compensation expense in the consolidated statements of operations.

At December 31, 2012 and 2011, the fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the contingent consideration payable to non-Carlyle personnel of $(3.4) million and $3.5 million for the years ended December 31, 2012 and 2011, respectively, are recorded in other non-operating expenses in the consolidated statements of operations.

The fair values of the performance-based contingent cash consideration related to the 2011 and Prior Acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of December 31, 2012, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of December 31, 2012 and 2011.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Intangible Assets

The following table summarizes the carrying amount of intangible assets as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(Dollars in millions)
Acquired contractual rights	$797.7	$615.8
Acquired trademarks	6.8	6.8
Accumulated amortization	(150.4)	(64.5)

Finite-lived intangible assets, net	654.1	558.1
Goodwill	37.0	36.8

Intangible assets, net	$691.1	$594.9

The following table summarizes the changes in the carrying amount of goodwill, by segment as of December 31, 2012. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2011	$28.0	$8.8	$36.8
Foreign currency translation	—	0.2	0.2

Balance as of December 31, 2012	$28.0	$9.0	$37.0

Intangible asset amortization expense was $85.6 million, $60.9 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2013 through 2017 and thereafter (Dollars in millions):

2013	$103.2
2014	97.6
2015	93.7
2016	89.0
2017	83.4
Thereafter	187.2

$654.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2012:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$872.8	$32.0	$2,475.1	$3,379.9
Bonds	—	—	934.2	934.2
Loans	—	—	13,290.1	13,290.1
Partnership and LLC interests (1)	—	—	4,315.5	4,315.5
Hedge funds	—	2,888.7	—	2,888.7
Other	—	—	7.3	7.3

	872.8	2,920.7	21,022.2	24,815.7
Trading securities	—	—	20.0	20.0
Restricted securities of Consolidated Funds	0.6	—	—	0.6

Total	$873.4	$2,920.7	$21,042.2	$24,836.3

Liabilities
Loans payable of Consolidated Funds	$—	$—	$13,656.7	$13,656.7
Interest rate swaps	—	10.5	—	10.5
Derivative instruments of the CLOs	—	—	15.8	15.8
Contingent consideration(2)	—	57.6	186.7	244.3

Total	$—	$68.1	$13,859.2	$13,927.3

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 3).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2011:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$61.9	$718.4	$1,868.9	$2,649.2
Bonds	—	—	557.0	557.0
Loans	—	—	10,152.6	10,152.6
Partnership and LLC interests (1)	—	—	4,198.6	4,198.6
Hedge funds	—	1,929.1	—	1,929.1
Other	—	—	20.8	20.8

	61.9	2,647.5	16,797.9	19,507.3
Trading securities	—	—	30.6	30.6
Restricted securities of Consolidated Funds	57.5	—	—	57.5

Total	$119.4	$2,647.5	$16,828.5	$19,595.4

Liabilities
Loans payable of Consolidated Funds	$—	$—	$9,689.9	$9,689.9
Interest rate swaps	—	7.3	—	7.3
Subordinated loan payable to affiliate	—	—	262.5	262.5
Contingent consideration(2)	—	—	169.2	169.2

Total	$—	$7.3	$10,121.6	$10,128.9

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest and ESG (see Note 3).

Transfers from Level II to Level I during the year ended December 31, 2012 were due to the expiration of transferability restrictions on certain securities that were classified as Level II at December 31, 2011.

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

Corporate Private Equity Investments – The fair values of corporate private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions,

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Certain fund investments in the Partnership’s Global Market Strategies, Real Assets and Solutions segments are comparable to corporate private equity investments and are valued in accordance with these policies.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of funds	76.9	262.6	2,256.4	—	—	—	2,595.9
Transfers out (1)	(145.6)	—	—	—	—	—	(145.6)
Purchases	67.7	443.3	6,497.5	467.5	—	—	7,476.0
Sales	(290.4)	(426.1)	(2,402.3)	(387.4)	(2.0)	(15.7)	(3,523.9)
Settlements	—	—	(3,614.4)	—	—	—	(3,614.4)
Realized and unrealized gains (losses), net	897.6	97.4	400.3	36.8	(11.5)	5.1	1,425.7

Balance, end of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$21,042.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$1,197.4	$53.5	$104.7	$772.6	$(2.9)	$5.1	$2,130.4

	Financial Assets Year Ended December 31, 2011
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$36.8	$460.3	$10,433.5	$14.8	$33.9	$21.8	$11,001.1
Initial consolidation of funds	2,550.4	13.6	1,084.3	4,378.4	—	—	8,026.7
Transfers out (1)	(7.1)	—	—	—	—	—	(7.1)
Purchases	77.5	431.6	5,292.9	215.5	—	5.0	6,022.5
Sales	(48.9)	(322.7)	(2,300.9)	(159.5)	(20.6)	(0.2)	(2,852.8)
Settlements	(10.7)	(2.8)	(4,151.1)	—	—	—	(4,164.6)
Realized and unrealized gains (losses), net	(729.1)	(23.0)	(206.1)	(250.6)	7.5	4.0	(1,197.3)

Balance, end of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(220.2)	$(27.1)	$(264.9)	$76.7	$5.3	$4.0	$(426.2)

(1)	Transfers out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities Year Ended December 31, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of funds	2,215.8	4.6	—	—	2,220.4
Contingent consideration from acquisitions	—	—	—	54.0	54.0
Transfers out(1)	—	—	—	(37.8)	(37.8)
Borrowings	2,217.7	—	—	—	2,217.7
Paydowns	(1,429.7)	—	(260.0)	(11.5)	(1,701.2)
Sales	—	(0.2)	—	—	(0.2)
Realized and unrealized (gains) losses, net	963.0	11.4	(2.5)	12.8	984.7

Balance, end of period	$13,656.7	$15.8	$—	$186.7	$13,859.2

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$792.4	$34.9	$—	$7.1	$834.4

	Financial Liabilities Year Ended December 31, 2011
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$10,418.5	$1.9	$494.0	$95.0	$11,009.4
Initial consolidation of funds	453.0	—	—	—	453.0
Contingent consideration from acquisitions	—	—	—	75.9	75.9
Issuances	—	—	—	(11.3)	(11.3)
Borrowings	510.4	—	—	—	510.4
Paydowns	(1,699.0)	(0.1)	(260.0)	(6.4)	(1,965.5)
Sales	—	(3.2)	—	—	(3.2)
Realized and unrealized losses, net	7.0	1.4	28.5	16.0	52.9

Balance, end of period	$9,689.9	$—	$262.5	$169.2	$10,121.6

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(44.9)	$—	$15.5	$3.5	$(25.9)

(1)	Transfers out of Level III financial liabilities were due to changes in the observability of market inputs used in the valuation of such liabilities. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

Total realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2012:

(Dollars in millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,311.5	Comparable Multiple	LTM EBITDA Multiple	5.6x - 13.5x (9.7x)
	69.4	Comparable Multiple	Price Earnings Multiple	(13.5x)
	15.4	Comparable Multiple	Book Value Multiple	(1.0x)
	33.8	Consensus Pricing	Indicative Quotes ($ per Share)	(10)
	45.0	Discounted Cash Flow	Discount Rate	9% - 15%(11%)
			Exit Cap Rate	6% - 8%(7%)
Bonds	934.2	Consensus Pricing	Indicative Quotes (% of Par)	(94)
Loans	12,952.9	Consensus Pricing	Indicative Quotes (% of Par)	(94)
	337.2	Market Yield Analysis	Market Yield	7% - 18%(10%)
Partnership and LLC interests	4,315.5	NAV of Underlying Fund(1)	N/A	N/A
Other	7.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)

	$21,022.2
Trading securities and other	11.2	Dealer Pricing	Indicative Quotes (% of Par)	(83)
	6.2	Comparable Multiple	LTM EBITDA Multiple	(5.6x)
	2.6	Discounted Cash Flow	Discount Rate	(7%)

Total	$21,042.2

Liabilities
Loans payable of Consolidated Funds
Senior secured notes	$12,658.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	(4%)
			Default Rates	(3%)
			Recovery Rates	(58%)
			Indicative Quotes (% of Par)	(93)
Subordinated notes and preferred shares	996.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	(29%)
			Default Rates	(3%)
			Recovery Rates	(53%)
			Indicative Quotes (% of Par)	(42)
Combination notes	1.4	Consensus Pricing	Indicative Quotes (% of Par)	(96)
Derivative instruments of Consolidated Funds	15.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(6)
Contingent cash consideration(2)	186.7	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	32% - 100% (79%)
			Discount Rate	2% - 35%(17%)

Total	$13,859.2

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 3).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are market yields and indicative quotes. Significant increases in market yields would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

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

5. Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$1,667.3	$1,599.2
Global Market Strategies	69.5	170.0
Real Assets	250.1	270.9
Solutions	205.6	149.0

Total	$2,192.5	$2,189.1

Approximately 61% and 55% of accrued performance fees at December 31, 2012 and 2011, respectively, are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$(18.9)	$(77.8)
Global Market Strategies	(2.1)	(1.2)
Real Assets	(48.2)	(57.5)

Total	$(69.2)	$(136.5)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Year Ended December 31,
	2012	2011	2010
		(Dollars in millions)
Corporate Private Equity	$786.1	$845.8	$1,259.0
Global Market Strategies	99.6	145.9	144.6
Real Assets	90.7	150.4	78.4
Solutions	64.7	(20.5)	—

Total	$1,041.1	$1,121.6	$1,482.0

Approximately 62%, or $647.8 million, of performance fees for the year ended December 31, 2012 are related to Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $140.0 million, $274.1 million and $482.4 million, respectively, for the year ended December 31, 2012.

Approximately 86%, or $964.2 million, of performance fees for the year ended December 31, 2011 are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. Total revenue from Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $536.0 million and $678.5 million, respectively, for the year ended December 31, 2011.

Approximately 55%, or $816.6 million, of performance fees for the year ended December 31, 2010 are related to Carlyle Partners III, L.P. and Carlyle Partners IV, L.P. Total revenue from Carlyle Partners III, L.P. and Carlyle Partners IV, L.P were $159.7 million and $733.7 million, respectively, for the year ended December 31, 2010.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

6. Investments

Investments consist of the following:

	As of December 31,
	2012	2011
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$855.1	$419.9
Trading securities and other investments	26.1	35.0

Total investments	$881.2	$454.9

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated but in which the Partnership exerts significant influence. Investments are related to the following segments:

	As of December 31,
	2012	2011
	(Dollars in millions)
Corporate Private Equity	$251.6	$238.5
Global Market Strategies	18.0	11.9
Real Assets	585.5	169.5

Total	$855.1	$419.9

The summarized financial information of the Partnership’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Corporate Private Equity			Global Market Strategies			Real Assets			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Statement of income information
Investment income	$733.3	$496.7	$733.2	$150.9	$127.5	$266.3	$517.1	$436.2	$354.7	$1,401.3	$1,060.4	$1,354.2
Expenses	526.0	497.7	582.8	65.3	37.5	42.3	381.5	402.9	435.2	972.8	938.1	1,060.3

Net investment income (loss)	207.3	(1.0)	150.4	85.6	90.0	224.0	135.6	33.3	(80.5)	428.5	122.3	293.9
Net realized and unrealized gain	5,401.9	4,320.7	9,911.3	297.1	79.3	529.1	1,358.0	2,231.7	2,364.2	7,057.0	6,631.7	12,804.6

Net income	$5,609.2	$4,319.7	$10,061.7	$382.7	$169.3	$753.1	$1,493.6	$2,265.0	$2,283.7	$7,485.5	$6,754.0	$13,098.5

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Balance sheet information
Investments	$34,959.5	$36,517.6	$1,739.7	$1,936.2	$27,915.9	$20,952.4	$64,615.1	$59,406.2
Total assets	$35,937.1	$37,729.7	$2,074.7	$2,224.3	$28,709.6	$21,860.3	$66,721.4	$61,814.3
Debt	$11.8	$79.9	$59.4	$64.0	$1,438.3	$1,978.1	$1,509.5	$2,122.0
Other liabilities	$261.9	$278.7	$15.8	$116.0	$251.2	$260.9	$528.9	$655.6
Total liabilities	$273.7	$358.6	$75.2	$180.0	$1,689.5	$2,239.0	$2,038.4	$2,777.6
Partners’ capital	$35,663.4	$37,371.1	$1,999.5	$2,044.3	$27,020.1	$19,621.3	$64,683.0	$59,036.7

Investment Income

The components of investment income are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Income from equity investments	$32.7	$70.5	$66.3
Income from trading securities	5.7	8.4	2.6
Other investment income (loss)	(2.0)	(0.5)	3.7

Total	$36.4	$78.4	$72.6

For the year ended December 31, 2012, income from equity investments was reduced by $1.1 million of amortization and expenses associated with the Partnership’s investment in NGP Management.

Carlyle’s income from its equity-method investments is included in investment income in the consolidated statements of operations and consists of:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Corporate Private Equity	$35.7	$57.3	$49.0
Global Market Strategies	1.2	0.9	9.3
Real Assets	(4.2)	12.3	8.0

Total	$32.7	$70.5	$66.3

Trading Securities and Other Investments

Trading securities and other investments as of December 31, 2012 and 2011 primarily consisted of $26.1 million and $35.0 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds

On March 30, 2012, June 28, 2012, September 28, 2012, and December 12, 2012, the Partnership formed four new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its consolidated financial statements beginning on their respective formation dates. As of December 31, 2012, the total assets of these CLOs included in the Partnership’s consolidated financial statements were approximately $3.0 billion.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Also, commencing with the issuance of credit support to CEREP I in July 2012, CEREP I became a VIE and the Partnership became its primary beneficiary (see Note 11). Accordingly, as of that date, the Partnership began to consolidate the fund into its consolidated financial statements. As of December 31, 2012, this fund reported total assets of $59.7 million, total liabilities of $66.9 million and a deficit in partners’ capital of $7.2 million.

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	December 31,		December 31,
	2012	2011	2012	2011
	(Dollars in millions)
United States
Equity securities:
Accommodation and Food Services	$20.2	$106.1	0.08%	0.54%
Administrative Support, Waste Management, Remediation Services	255.9	3.7	1.03%	0.02%
Aerospace and defense	—	53.2	—	0.27%
Finance and Insurance	75.9	44.3	0.31%	0.23%
Health Care and Social Assistance	42.1	31.8	0.17%	0.16%
Information	76.5	48.0	0.31%	0.25%
Manufacturing	340.4	412.7	1.37%	2.12%
Professional, Scientific, Technical Services	610.9	500.0	2.46%	2.56%
Retail Trade	127.7	147.1	0.51%	0.75%
Wholesale Trade	116.6	17.9	0.47%	0.09%
Other	59.8	117.5	0.24%	0.60%

Total equity securities (cost of $1,901.6 and $2,160.6 at December 31, 2012 and 2011, respectively)	1,726.0	1,482.3	6.95%	7.59%
Partnership and LLC interests:
Fund investments (cost of $2,572.5 and $2,593.5 at December 31, 2012 and 2011, respectively)	2,925.4	2,701.0	11.79%	13.85%
Loans:
Administrative Support, Waste Management, Remediation Services	31.0	60.6	0.12%	0.31%
Finance and Insurance	44.2	—	0.18%	—
Manufacturing	21.2	65.0	0.09%	0.33%
Professional, Scientific, Technical Services	107.7	81.1	0.43%	0.42%
Wholesale Trade	72.0	48.2	0.29%	0.25%
Other	59.3	81.7	0.24%	0.42%

Total loans (cost of $390.0 and $361.4 at December 31, 2012 and 2011, respectively)	335.4	336.6	1.35%	1.73%
Total investment in Hedge Funds	2,888.7	1,929.1	11.65%	9.89%
Assets of the CLOs
Bonds	290.8	247.7	1.17%	1.27%
Equity	35.0	25.3	0.14%	0.13%
Loans	8,408.7	6,911.6	33.88%	35.43%
Other	—	0.1	—	0.00%

Total assets of the CLOs (cost of $8,720.7 and $7,446.8 at December 31, 2012 and 2011, respectively)	8,734.5	7,184.7	35.19%	36.83%

Total United States	$16,610.0	$13,633.7	66.93%	69.89%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry Description or Investment Strategy	December 31,		December 31,
	2012	2011	2012	2011
	(Dollars in millions)
Canada
Equity securities:
Manufacturing	$2.1	$2.9	0.01%	0.01%
Transportation and Warehousing	—	2.9	—	0.02%

Total equity securities (cost of $6.1 at December 31, 2011)	2.1	5.8	0.01%	0.03%
Partnership and LLC interests:
Fund Investments (cost of $103.0 and $112.0 at December 31, 2012 and 2011, respectively)	34.4	45.0	0.14%	0.23%
Loans:
Transportation and Warehousing (cost of $0.6 and $9.5 at December 31, 2012 and 2011, respectively)	—	8.0	—	0.04%
Assets of the CLOs
Bonds	3.5	15.8	0.01%	0.08%
Loans	204.9	228.5	0.83%	1.17%

Total assets of the CLOs (cost of $206.3 and $247.1 at Decmeber 31, 2012 and 2011, respectively)	208.4	244.3	0.84%	1.25%

Total Canada	$244.9	$303.1	0.99%	1.55%

Europe
Equity securities:
Administrative Support, Waste Management, Remediation Services	$104.2	$104.4	0.42%	0.53%
Health Care and Social Assistance	85.7	13.2	0.35%	0.07%
Information	98.6	88.1	0.40%	0.45%
Manufacturing	474.9	389.2	1.91%	2.00%
Retail Trade	233.9	95.4	0.94%	0.49%
Wholesale Trade	109.3	62.8	0.44%	0.32%
Other	305.2	93.7	1.23%	0.48%

Total equity securities (cost of $1,617.8 and $1,249.3 at December 31, 2012 and 2011, respectively)	1,411.8	846.8	5.69%	4.34%
Partnership and LLC interests:
Fund investments (cost of $952.0 and $1,052.6 at December 31, 2012 and 2011, respectively)	898.2	976.9	3.62%	5.01%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2012	2011	2012	2011
	(Dollars in millions)
Europe
Loans:
Manufacturing	1.8	158.2	0.01%	0.81%
Other	—	135.1	—	0.69%

Total loans (cost of $413.3 at December 31, 2011)	1.8	293.3	0.01%	1.50%
Assets of the CLOs
Bonds	628.7	288.6	2.53%	1.48%
Equity	0.3	12.5	0.00%	0.06%
Loans	4,227.5	2,577.2	17.04%	13.21%
Other	7.3	20.7	0.03%	0.11%

Total assets of the CLOs (cost of $5,397.4 and $3,345.2 at December 31, 2012 and 2011, respectively)	4,863.8	2,899.0	19.60%	14.86%

Total Europe	$7,175.6	$5,016.0	28.92%	25.71%

Australia
Assets of the CLOs
Bonds	$11.2	$4.9	0.05%	0.03%
Loans	65.1	—	0.26%	—

Total assets of the CLOs (cost of $75.7 and $5.0 at December 31, 2012 and 2011, respectively)	76.3	4.9	0.31%	0.03%

Total Australia	$76.3	$4.9	0.31%	0.03%

Global
Equity securities:
Manufacturing (cost of $89.0 and $85.3 at December 31, 2012 and 2011, respectively)	204.7	73.9	0.82%	0.38%
Assets of the CLOs
Loans (cost of $46.6 at December 31, 2012)	46.7	—	0.19%	—
Partnership and LLC interests:
Fund investments (cost of $412.8 and $427.2 at December 31, 2012 and 2011, respectively)	457.5	475.7	1.84%	2.44%

Total Global	$708.9	$549.6	2.85%	2.82%

Total investments of Consolidated Funds (cost of $22,486.0 and $19,514.9 at December 31, 2012 and 2011, respectively)	$24,815.7	$19,507.3	100.00%	100.00%

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Interest income from investments	$772.8	$605.7	$435.5
Other income	130.7	108.3	17.1

Total	$903.5	$714.0	$452.6

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$2,680.6	$(260.8)	$502.0
Losses from liabilities of CLOs	(927.8)	(64.2)	(752.4)
Gains on other assets of CLOs	5.2	1.7	5.0

Total	$1,758.0	$(323.3)	$(245.4)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Realized gains	$829.5	$658.8	$74.1
Net change in unrealized gains (losses)	1,851.1	(919.6)	427.9

Total	$2,680.6	$(260.8)	$502.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

7. Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,963.9	$7,290.6
Non-Carlyle interests in majority-owned subsidiaries	228.1	159.4
Non-controlling interest in AlpInvest	28.9	40.2
Non-controlling interest in carried interest and cash held for carried interest distributions	43.9	6.0

Non-controlling interests in consolidated entities	$8,264.8	$7,496.2

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$2,122.2	$(189.8)	$163.8
Non-Carlyle interests in majority-owned subsidiaries	10.7	24.4	20.0
Non-controlling interest in carried interest and cash held for carried interest distributions	9.4	3.8	6.6

Net income (loss) attributable to other non-controlling interests in consolidated entities	2,142.3	(161.6)	190.4
Net income (loss) attributable to partners’ capital appropriated for CLOs	(376.6)	(126.4)	(256.6)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(9.0)	85.4	—

Non-controlling interests in income (loss) of consolidated entities	$1,756.7	$(202.6)	$(66.2)

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

8. Fixed Assets, Net

The components of the Partnership’s fixed assets are as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Furniture, fixtures and equipment	$35.3	$37.4
Computer hardware and software	105.4	94.8
Leasehold improvements	61.8	49.1

Total fixed assets	202.5	181.3
Less: accumulated depreciation	(138.9)	(128.6)

Net fixed assets	$63.6	$52.7

Depreciation and amortization expense of $22.2 million, $22.2 million and $20.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in general, administrative and other expenses in the consolidated statements of operations.

9. Loans Payable

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

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at December 31, 2012). As of December 31, 2012, $500.0 million was outstanding under the term loan. Outstanding principal amounts under the term loan are payable quarterly beginning in September 2014 as follows (Dollars in millions):

2014	$75.0
2015	175.0
2016	250.0

$500.0

As of December 31, 2012, $386.3 million was outstanding under the revolving credit facility.

The new senior credit facility is unsecured. The Partnership is required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $61.8 billion plus 70% of any future acquired assets under management and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Total interest expense under the senior credit facility and the pre-existing senior secured credit facility was $20.4 million, $20.9 million and $17.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at December 31, 2012 and 2011 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

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

The effective portion of losses related to change in the fair value of the swaps were $10.2 million, $4.3 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The ineffective portion of losses recognized in earnings was not significant for any period presented. The balance in accumulated other comprehensive loss related to these cash flow hedges will be reclassified into earnings as interest expense is recognized. As of December 31, 2012, approximately $5.0 million of the accumulated other comprehensive loss related to these cash flow hedges is expected to be recognized as a decrease to income from continuing operations over the next twelve months.

Pre-existing Senior Secured Credit Facility

At December 31, 2011, the Partnership had in place a senior secured credit facility with certain financial institutions under which it could borrow up to $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility was scheduled to mature on September 30, 2016. As of December 31, 2011, $500.0 million was outstanding under the term loan and $310.9 million was outstanding under the revolving credit facility. The outstanding balance on the revolving credit facility of $618.1 million as of May 8, 2012 was repaid with proceeds from the Partnership’s initial public offering. On May 9, 2012, the senior secured credit facility was replaced by the new senior credit facility.

3.875% Senior Notes

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million of 3.875% Senior Notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date.

A portion of the net proceeds from this issuance was used in January 2013 to repay the outstanding borrowings under the revolving credit facility of the Partnership’s senior credit facility of $386.3 million as of December 31, 2012. Additionally, the Partnership used a portion of the net proceeds to prepay $75.0 million of term loan principal that would be due in September 2014. Any remaining net proceeds will be used for general corporate purposes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Other Loans

As part of the Claren Road acquisition, the Partnership entered into a loan agreement for $47.5 million. The loan was scheduled to mature on December 31, 2015 and interest was payable semi-annually at an adjustable annual rate, currently 6.0%. The outstanding balance on the Claren Road loan of $40.0 million was repaid with proceeds from the Partnership’s initial public offering on May 8, 2012. Total interest expense was not significant for the years ended December 31, 2012 and 2011.

Also in connection with the Claren Road acquisition, Claren Road entered into a loan agreement with a financial institution for $50.0 million. The loan was scheduled to mature on January 3, 2017 and interest was payable quarterly, commencing March 31, 2011 at an annual rate of 8.0%. The remaining principal balance outstanding of $10.0 million was repaid in the first quarter of 2012. Total interest expense was not significant for the years ended December 31, 2012 and 2011.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including among other items, maintenance of a minimum amount of management fee earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2012.

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

Total interest expense on the subordinated notes was $3.1 million and $33.6 million for the years ended December 31, 2012 and 2011, respectively.

Loans Payable of Consolidated Funds

Loans payable of Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities, and are included in loans payable of Consolidated Funds in the consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

As of December 31, 2012 and 2011, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,662.3	$12,658.4	1.30%		8.80
Subordinated notes, Income notes and Preferred shares	914.8	996.9	N/A	(a)	8.22
Combination notes	0.7	1.4	N/A	(b)	8.81

Total	$14,577.8	$13,656.7

	As of December 31, 2011
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$10,291.2	$9,010.7	1.44%		8.85
Subordinated notes, Income notes and Preferred shares	417.3	670.7	N/A	(a)	8.54
Combination notes	9.9	8.5	N/A	(b)	9.92
Total	$10,718.4	$9,689.9

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to OATS specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2012 and 2011, the fair value of the CLO assets was $15.7 billion and $11.0 billion, respectively. Included in loans payable of the CLOs at December 31, 2011 were loan revolvers (the “APEX Revolvers”), which the CLOs entered into with financial institutions on their respective closing dates. There was no outstanding principal amount borrowed under the APEX Revolvers as of December 31, 2011, and the APEX Revolvers were terminated during the quarter ended September 30, 2012.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. The liquidity facilities in aggregate allow for a maximum borrowing of $13.2 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility as of December 31, 2012 and 2011.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of December 31,
	2012	2011
	(Dollars in millions)
Accrued performance fee-related compensation	$912.0	$314.1
Accrued bonuses	188.5	222.4
Employment-based contingent cash consideration	96.2	—
Other	121.5	41.4

Total	$1,318.2	$577.9

Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2012 and 2011, the benefit obligation of those pension plans totaled approximately $52.3 million and $30.1 million, respectively. As of December 31, 2012 and 2011, the fair value of the plans’ assets was approximately $44.7 million and $38.0 million, respectively. At December 31, 2012, the Partnership recognized a liability of $7.6 million representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. At December 31, 2011, the Partnership recognized an asset of $7.9 million representing the funded status of the plans, which was included in deposits and other in the accompanying consolidated financial statements. For the years ended December 31, 2012 and 2011, the net periodic benefit cost recognized was $3.1 million and $(1.5) million, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. No other employees of the Partnership are covered by defined benefit pension plans.

11. Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2012 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,964.1
Global Market Strategies	217.9
Real Assets	197.9

$2,379.9

Of the $2.4 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.2 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

quarterly (3.26% weighted-average rate at December 31, 2012). As of December 31, 2012 and 2011, approximately $10.8 million and $14.3 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of December 31, 2012 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its corporate private equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At December 31, 2012 and 2011, $13.0 million and $13.6 million, respectively, were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $69.2 million at December 31, 2012, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2012. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $32.8 million and $56.5 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2012 and 2011, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $309.1 million and $250.8 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2012 and 2011, respectively. Such amounts are held by an entity not included in the accompanying consolidated balance sheets.

If, at December 31, 2012, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.2 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2013 through 2021. These leases are accounted for as operating leases. Rent expense was approximately $47.4 million, $43.7 million and $32.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2013	$47.0
2014	44.4
2015	40.4
2016	31.0
2017	29.9
Thereafter	126.1

$318.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2012 were $10.9 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $30.1 million and $12.9 million as of December 31, 2012 and 2011, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

In September 2006 and March 2009, the Partnership received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. We fully cooperated with the DOJ’s investigation.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the Court ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it will entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. The Court has not set a schedule for class certification proceedings.

Along with many other companies and individuals in the financial sector, Carlyle and CMP are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency.

First, on July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, Carlyle and certain affiliates and one of our officers (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for Carlyle’s dismissal of its counterclaim against him for violation of the forum selection clause.

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance ( National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. We successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking all compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs have moved for leave to amend their complaint and/or for amendment of the Court’s decision and the defendants have opposed these motions. The plaintiffs also have noticed an appeal to the Court of Appeals for the District of Columbia Circuit, but that appeal is being held in abeyance until the District Court resolves the pending motions.

In October 2012, the Partnership and two insurers that issued policies as part of the directors and officers’ liability program covering CCC (the “CCC Insurance Program”) entered into settlement agreements related to coverage disputes in connection with the previously disclosed litigation regarding CCC. Under the terms of the settlement agreements, the two insurers paid $18.5 million to the Partnership in exchange for full and complete

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

releases of claims against those insurers under the policies they issued as part of the CCC Insurance Program. The Partnership recorded the proceeds from the insurers as a reduction of general, administrative and other expenses in its consolidated financial statements for the year ended December 31, 2012.

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

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the proposed Italian income tax adjustments. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements (see Note 6). As of December 31, 2012, CEREP I had accrued €50.0 million ($66.0 million as of December 31, 2012) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The funds make investments outside of the United States. Investments outside the U.S. may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the Partnership or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the Partnership’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

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

The Partnership considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. The carrying amounts reported in the consolidated balance sheets for these financial instruments equal or closely approximate their fair values.

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as well as general, administrative and other expenses in the consolidated statements of operations. As of December 31, 2012 and 2011, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Balance, beginning of period	$15.2	$23.1	$29.6
Compensation expense	5.4	2.8	6.8
Contract termination costs	0.5	1.7	1.7
Costs paid or settled	(7.5)	(12.4)	(15.0)

Balance, end of period	$13.6	$15.2	$23.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

12. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$32.8	$56.5
Notes receivable and accrued interest from affiliates	10.0	56.8
Other receivables from unconsolidated funds and affiliates, net	147.9	173.7

Total	$190.7	$287.0

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 4.34% as of December 31, 2012. The accrued and charged interest to the affiliates was not significant for any period presented.

These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates

The Partnership had the following due to affiliates balances at December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$42.1	$37.3
Due to non-consolidated affiliates	27.8	44.4
Contingent consideration related to acquisitions	216.2	—
Amounts owed under the tax receivable agreement	34.9	—
Other	11.1	26.8

Total	$332.1	$108.5

The Partnership has recorded obligations for amounts due to certain of its affiliates. The amount owed under the tax receivable agreement is related to the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units (see Note 1). The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Distribution of Investments

In conjunction with the reorganization that occurred on May 2, 2012 (see Note 1), on March 31, 2012, the Partnership distributed certain investments in or alongside Carlyle funds that were funded by certain existing and former owners of the Partnership indirectly through the Partnership. These investments, totaling $127.7 million, were distributed by the Partnership so that they are now held directly by such persons and are no longer consolidated in the accompanying consolidated financial statements.

Other Related Party Transactions

In May 2011, the Partnership and its affiliates invested €41.0 million ($54.1 million as of December 31, 2012) and €52.2 million ($68.9 million as of December 31, 2012), respectively, into one of its European real estate funds. The proceeds were used to refinance the fund’s existing loans. The Partnership’s investment is recorded as an equity-method investment.

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $8.2 million, $5.7 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.

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

The Partnership does business with some of its portfolio companies; all such arrangements are on a negotiated basis.

Substantially all revenue is earned from affiliates of Carlyle.

13. Derivative Instruments in the CLOs

In the ordinary course of business, the CLOs enter into various types of derivative instruments. Derivative instruments serve as components of the CLOs’ investment strategies and are utilized primarily to structure and manage the risks related to currency, credit and interest exposure. The derivative instruments that the CLOs hold or issue do not qualify for hedge accounting under the accounting standards for derivatives and hedging. The CLOs’ derivative instruments include cross-currency swap contracts, currency options, credit risk swap contracts, and interest rate cap contracts, and are carried at fair value in the Partnership’s consolidated balance sheets.

Certain CLOs purchase put and call options to manage risk from changes in the value of foreign currencies. Certain CLOs entered into cross-currency swap transactions, which represent agreements that obligate two parties to exchange a series of cash flows in different currencies at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount. The cross-currency swap transactions are stated at fair value and the difference between cash to be paid and

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

received on swaps is recognized as net investment gains (losses) of Consolidated Funds in the consolidated statements of operations. The fair value of derivative instruments held by the CLOs are recorded in investments of Consolidated Funds in the consolidated balance sheets.

The following table identifies the gross fair value amounts of derivative instruments, which may be offset and presented net in the consolidated balance sheets to the extent that there is a legal right of offset, categorized by the volume of the total notional amounts or number of contracts and by primary underlying risk as of December 31, 2012 and 2011 (Dollars in millions):

	December 31, 2012
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$274.5	$5.7	$(21.5)
Currency option(s)	184.8	7.3	—
Interest-related
Interest rate cap contract(s)	36.0	—	—

		$13.0	$(21.5)

	December 31, 2011
	Notional Amount	Fair Value - Assets	Fair Value - Liabilities
Currency-related
Cross-currency swap contract(s)	$272.7	$16.6	$(5.9)
Currency option(s)	181.3	10.0	—
Interest-related
Interest rate cap contract(s)	32.0	0.1	—

		$26.7	$(5.9)

The following tables present a summary of net realized and unrealized appreciation (depreciation) on derivative instruments which is included in net investment gains (losses) of Consolidated Funds in the consolidated statements of operations (Dollars in millions):

	Year Ended December 31, 2012
	Realized Appreciation (Depreciation)	Change in Unrealized Depreciation	Total
Currency-related
Cross-currency swap contract(s)	$1.9	$(21.4)	$(19.5)
Currency option(s)	(0.1)	(2.9)	(3.0)
Interest-related
Interest rate swap contract(s)	—	(0.1)	(0.1)

	$1.8	$(24.4)	$(22.6)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2011
	Realized Apreciation (Depreciation)	Change in Unrealized Deppreciation	Total
Currency-related
Cross-currency swap contract(s)	$17.5	$(9.4)	$8.1
Currency option(s)	(0.1)	(1.2)	(1.3)
Credit-related
Credit risk swap contract(s)	—	(0.1)	(0.1)
Interest-related
Interest rate cap contract(s)	—	(0.1)	(0.1)

	$17.4	$(10.8)	$6.6

	Year Ended December 31, 2010
	Realized Apreciation (Depreciation)	Change in Unrealized Appreciation (Deppreciation)	Total
Currency-related
Cross-currency swap contract(s)	$22.3	$(75.5)	$(53.2)
Currency option(s)	(0.1)	4.4	4.3
Credit-related
Credit risk swap contract(s)	—	(1.2)	(1.2)
Interest-related
Interest rate cap contract(s)	—	0.1	0.1

	$22.2	$(72.2)	$(50.0)

Certain derivative instruments contain provisions which require the CLOs or the counterparty to post collateral if certain conditions are met. Cash received to satisfy these collateral requirements is included in restricted cash and securities of Consolidated Funds (see Note 2) and in other liabilities of Consolidated Funds in the consolidated balance sheets. The Partnership has elected not to offset derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

14. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Current
Federal income tax	$5.1	$—	$—
State and local income tax	7.8	7.2	6.0
Foreign income tax	34.1	27.8	15.4

Subtotal	47.0	35.0	21.4
Deferred
Federal income tax	(8.3)	—	—
State and local income tax	(3.6)	(2.5)	—
Foreign income tax	5.3	(4.0)	(1.1)

Subtotal	(6.6)	(6.5)	(1.1)
Total provision for income taxes	$40.4	$28.5	$20.3

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2012	2011
	(Dollars in millions)
Deferred tax assets
Net operating loss carry forward	$—	$0.4
Tax basis goodwill and intangibles	39.7	—
Depreciation and amortization	10.3	3.0
Deferred restricted common unit compensation	9.2	—
Accrued compensation	13.1	10.3
Other	9.1	4.3

Total deferred tax assets	$81.4	$18.0

Deferred tax liabilities
Intangible assets(a)	$18.9	$15.1
Unrealized appreciation on investments	54.4	33.0
Other	2.1	0.2

Total deferred tax liabilities	$75.4	$48.3

Net deferred tax assets (liabilities)	$6.0	$(30.3)

(a)	As of December 31, 2012, $14.3 million of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Partnership’s balance sheet.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership had $67.1 million and $18.0 million in deferred tax assets as of December 31, 2012 and 2011, respectively. These deferred tax assets resulted primarily from the CalPERS exchange (see Note 1) and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued compensation on lower-tier partnerships. The realization of the deferred tax assets is dependent on the Partnership’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains. At this time, the Partnership’s historical and projected ordinary income and capital gains, in the form of guaranteed management contracts and the reversal of taxable temporary differences, indicate that it is more likely than not that the benefits from all deferred tax assets will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2012.

The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangible assets as a result of the CalPERS exchange. The amortization period for these tax basis intangibles is 15 years and accordingly, the related deferred tax assets will reverse over the same period. The Partnership considered the 15 year amortization period of the tax basis intangibles in evaluating whether it should establish a valuation allowance and also considered significant recurring U.S. GAAP expenses that do not provide a corresponding reduction in taxable income. The Partnership’s short-term and long-term projections anticipate positive U.S. GAAP income. In addition, the Partnership’s projection of future taxable income includes the effects of certain contracts in place which will result in taxable income and reversing taxable temporary differences. These differences will reverse substantially in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax asset. Based upon this positive evidence, the Partnership has concluded it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is needed at December 31, 2012.

The Partnership had deferred tax liabilities of $61.1 million and $48.3 million at December 31, 2012 and 2011, respectively, which primarily related to unrealized appreciation on the Partnership’s investments in the U.S. and in the Netherlands via the AlpInvest acquisition. Deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a result of the Partnership’s investment in Carlyle Holdings (see Note 1). The deferred tax liabilities related to intangible assets were recorded as part of the Partnership’s business acquisitions.

The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(b)	(34.58%)	(32.72%)	(33.89%)
Unvested Carlyle Holdings partnership units	1.72%	—	—
Foreign income taxes	(0.41%)	(0.27%)	(0.15%)
State and local income taxes	0.20%	0.40%	0.41%
Interest expense	(0.10%)	—	—
Other adjustments	(0.17%)	—	—

Effective income tax rate(c)	1.66%	2.41%	1.37%

(b)	The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level.
(c)	The effective income tax rate is calculated on Income (Loss) Before Provision (Benefit) for Taxes.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $17.5 million as of December 31, 2012 and 2011, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $5.1 million and $3.9 million as of December 31, 2012 and 2011, related to interest and penalties associated with uncertain tax positions. If recognized, the entire amount of uncertain tax positions would be recorded as a reduction in the provision for income taxes. The total expense for interest and penalties related to unrecognized tax benefits amounted to $1.4 million, $1.3 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2012, the Partnership’s U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2011. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

The Partnership does not believe that the outcome of these audits will require it to record reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements. The Partnership does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	For the Period from May 8, 2012 Through December 31, 2012
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	42,562,928	42,562,928
Unvested deferred restricted common units	—	2,207,816
Contingently issuable Carlyle Holdings Partnership units	—	1,488,563
Weighted-average vested Carlyle Holdings Partnership units	—	205,215,204
Unvested Carlyle Holdings Partnership units	—	8,224,476

Weighted-average common units outstanding	42,562,928	259,698,987

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units for which issuance of the related common units is deferred until May 2013.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units.

Included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road and Vermillion acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2012 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, for the period from May 8, 2012 through December 31, 2012, the 205,215,204 and 8,224,476 of vested and unvested Carlyle Holdings partnership units were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $87.1 million for the period from May 8, 2012 through December 31, 2012 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.

Basic and diluted net income per common unit are calculated as follows:

	For the Period from May 8, 2012
	Through December 31, 2012
	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$20,300,000	$20,300,000
Incremental net income from assumed exchange of Carlyle
Holdings partnership units	—	87,100,000

Total	$20,300,000	$107,400,000

Weighted-average common units outstanding	42,562,928	259,698,987

Net income per common unit	$0.48	$0.41

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. The grant-date fair value of these units is $22.00. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. For the period May 2, 2012 through December 31, 2012, the Partnership recorded $105.8 million in equity-based compensation expense associated with these awards. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

In connection with the Partnership’s investment in NGP Management in December 2012, the Partnership issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. which vest ratably over a period of five years. The Partnership also issued 597,944 Carlyle Holdings partnership units to ECM Capital, L.P. that were issued at closing but vest upon the achievement of performance conditions. The fair value of these units will be recognized as a reduction to the Partnership’s investment income in NGP Management over the relevant service or performance period, based on the fair value of the units on each reporting date and adjusted for the actual fair value of the units at each vesting date. For the Carlyle Holdings partnership units that vest based on the achievement of performance conditions, the Partnership uses the minimum number of partnership units within the range of potential values for measurement and recognition purposes.

As of December 31, 2012, the total unrecognized compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $915.4 million, which is expected to be recognized over a weighted-average term of 5.3 years.

Deferred Restricted Common Units

On May 2, 2012, the general partner of the Partnership granted 17,113,755 deferred restricted common units under the Equity Incentive Plan to Carlyle employees, directors of the Partnership’s general partner and consultants. The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. For the period May 2, 2012 through December 31, 2012, the Partnership recorded $35.6 million in equity-based compensation expense, with $1.9 million of corresponding deferred tax benefits. As of December 31, 2012, the total unrecognized compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $260.6 million, which is expected to be recognized over a weighted-average term of 5.2 years.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the period from May 2, 2012 through December 31, 2012.

Phantom Deferred Restricted Common Units

On May 2, 2012, the general partner of the Partnership granted 361,238 phantom deferred restricted common units under the Equity Incentive Plan to Carlyle employees. The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the period May 2, 2012 through December 31, 2012, the Partnership recorded $1.3 million in compensation expense associated with these awards, which is included in base compensation expense in the accompanying consolidated financial statements. The tax benefits recognized from these awards was not material during the period. As of December 31, 2012, the total unrecognized compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $5.9 million, which is expected to be recognized over a weighted-average term of 2.3 years.

A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2012 and a summary of changes during the period May 2, 2012 through December 31, 2012, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, May 2, 2012	—	$—	—	$—	—	$—
Granted—IPO	56,760,336	$22.00	17,113,755	$22.00	361,238	$22.00
Granted—Post-IPO	1,594,516	$26.20	542,039	$25.81	—	$—
Vested	—	$—	120,207	$22.00	—	$—
Forfeited	504,553	$22.00	828,559	$22.02	26,624	$22.00

Balance, December 31, 2012	57,850,299		16,707,028		334,614

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Solutions – The Solutions segment (formerly called Fund of Funds Solutions) was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. With the acquisitions of Claren Road, AlpInvest and ESG, the Partnership revised how it evaluates certain financial information to include adjustments to reflect the Partnership’s economic interests in those entities. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment.

Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, amortization associated with acquired intangible assets, transaction costs associated with acquisitions, gains and losses associated with the mark to market on contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance, and settlements of legal claims.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table presents the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2012:

	December 31, 2012 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$496.2	$237.2	$141.0	$68.8	$943.2
Portfolio advisory fees, net	17.8	2.5	1.7	—	22.0
Transaction fees, net	19.0	3.5	5.0	—	27.5

Total fund level fee revenues	533.0	243.2	147.7	68.8	992.7
Performance fees
Realized	639.5	112.4	106.6	10.6	869.1
Unrealized	130.8	(21.2)	(13.2)	30.5	126.9

Total performance fees	770.3	91.2	93.4	41.1	996.0
Investment income (loss)
Realized	3.3	13.1	(0.1)	—	16.3
Unrealized	20.5	9.6	(4.9)	—	25.2

Total investment income (loss)	23.8	22.7	(5.0)	—	41.5
Interest and other income	9.0	2.3	1.7	0.7	13.7

Total revenues	1,336.1	359.4	237.8	110.6	2,043.9

Segment Expenses
Compensation and benefits
Direct base compensation	226.2	86.3	71.1	33.8	417.4
Indirect base compensation	92.5	21.3	24.5	6.2	144.5
Equity-based compensation	1.2	0.2	0.4	—	1.8
Performance fee related
Realized	304.7	46.2	7.3	8.8	367.0
Unrealized	71.7	(8.4)	17.3	23.8	104.4

Total compensation and benefits	696.3	145.6	120.6	72.6	1,035.1
General, administrative, and other indirect expenses	134.0	40.6	41.9	10.7	227.2
Depreciation and amortization expense	12.5	3.5	3.9	1.6	21.5
Interest expense	14.3	4.5	4.4	1.3	24.5

Total expenses	857.1	194.2	170.8	86.2	1,308.3

Economic Net Income	$479.0	$165.2	$67.0	$24.4	$735.6

Fee Related Earnings	$61.3	$89.1	$3.2	$15.9	$169.5

Net Performance Fees	$393.9	$53.4	$68.8	$8.5	$524.6

Realized Net Performance Fees	$334.8	$66.2	$99.3	$1.8	$502.1

Investment Income (Loss)	$23.8	$22.7	$(5.0)	$—	$41.5

Distributable Earnings	$399.4	$168.4	$102.4	$17.7	$687.9

Segment assets as of December 31, 2012	$2,449.4	$1,052.8	$962.1	$342.3	$4,806.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table presents the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2011:

	December 31, 2011 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$511.3	$173.5	$150.7	$35.0	$870.5
Portfolio advisory fees, net	31.3	3.0	3.2	—	37.5
Transaction fees, net	34.7	—	3.5	—	38.2

Total fund level fee revenues	577.3	176.5	157.4	35.0	946.2
Performance fees
Realized	952.9	204.2	98.0	46.2	1,301.3
Unrealized	(99.3)	(92.9)	52.5	(55.4)	(195.1)

Total performance fees	853.6	111.3	150.5	(9.2)	1,106.2
Investment income
Realized	43.2	20.3	2.1	—	65.6
Unrealized	0.3	12.8	2.7	—	15.8

Total investment income	43.5	33.1	4.8	—	81.4
Interest and other income	9.2	4.0	2.0	0.3	15.5

Total revenues	1,483.6	324.9	314.7	26.1	2,149.3

Segment Expenses
Compensation and benefits
Direct base compensation	253.1	61.7	75.3	14.3	404.4
Indirect base compensation	90.4	15.1	28.0	—	133.5
Performance fee related
Realized	487.5	88.4	8.4	39.5	623.8
Unrealized	(47.1)	(48.2)	(3.9)	(48.8)	(148.0)

Total compensation and benefits	783.9	117.0	107.8	5.0	1,013.7
General, administrative, and other indirect expenses	133.5	33.2	47.5	7.3	221.5
Depreciation and amortization expense	14.6	2.7	4.3	0.2	21.8
Interest expense	37.5	10.5	11.2	—	59.2

Total expenses	969.5	163.4	170.8	12.5	1,316.2

Economic Net Income	$514.1	$161.5	$143.9	$13.6	$833.1

Fee Related Earnings	$57.4	$57.3	$(6.9)	$13.5	$121.3

Net Performance Fees	$413.2	$71.1	$146.0	$0.1	$630.4

Realized Net Performance Fees	$465.4	$115.8	$89.6	$6.7	$677.5

Investment Income	$43.5	$33.1	$4.8	$—	$81.4

Distributable Earnings	$566.0	$193.4	$84.8	$20.2	$864.4

Segment assets as of December 31, 2011	$2,315.2	$1,060.2	$566.4	$353.1	$4,294.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table presents the financial data for the Partnership’s three reportable segments for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Corporate Private Equity	Global Market Strategies	Real Assets	Total
		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$537.6	$81.9	$144.0	$763.5
Portfolio advisory fees, net	14.9	2.3	2.6	19.8
Transaction fees, net	21.5	0.1	8.6	30.2

Total fund level fee revenues	574.0	84.3	155.2	813.5
Performance fees
Realized	267.3	9.8	(2.9)	274.2
Unrealized	996.3	135.1	72.7	1,204.1

Total performance fees	1,263.6	144.9	69.8	1,478.3
Investment income
Realized	4.2	4.8	1.4	10.4
Unrealized	40.6	16.9	3.7	61.2

Total investment income	44.8	21.7	5.1	71.6
Interest and other income	14.8	2.7	4.9	22.4

Total revenues	1,897.2	253.6	235.0	2,385.8

Segment Expenses
Compensation and benefits
Direct base compensation	237.6	40.1	72.4	350.1
Indirect base compensation	70.9	12.0	24.2	107.1
Performance fee related
Realized	136.0	4.2	0.5	140.7
Unrealized	524.8	70.6	(1.6)	593.8

Total compensation and benefits	969.3	126.9	95.5	1,191.7
General, administrative, and other indirect expenses	83.5	17.6	40.3	141.4
Depreciation and amortization expense	13.7	2.5	4.7	20.9
Interest expense	11.4	2.6	3.8	17.8

Total expenses	1,077.9	149.6	144.3	1,371.8

Economic Net Income	$819.3	$104.0	$90.7	$1,014.0

Fee Related Earnings	$171.7	$12.2	$14.7	$198.6

Net Performance Fees	$602.8	$70.1	$70.9	$743.8

Realized Net Performance Fees	$131.3	$5.6	$(3.4)	$133.5

Investment Income	$44.8	$21.7	$5.1	$71.6

Distributable Earnings	$307.2	$22.6	$12.7	$342.5

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the years ended December 31, 2012 and 2011:

	December 31, 2012 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
		(Dollars in millions)
Revenues	$2,043.9	$903.5	$25.7	(a)	$2,973.1
Expenses	$1,308.3	$923.9	$59.0	(b)	$2,291.2
Other income	$—	$1,755.5	$2.5	(c)	$1,758.0
Economic net income (loss)	$735.6	$1,735.1	$(30.8	)(d)	$2,439.9
Total assets	$4,806.6	$26,834.6	$(74.6	)(e)	$31,566.6

	December 31, 2011 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
		(Dollars in millions)
Revenues	$2,149.3	$714.0	$(18.0	)(a)	$2,845.3
Expenses	$1,316.2	$592.2	$(561.3	)(b)	$1,347.1
Other loss	$—	$(330.6)	$15.2	(c)	$(315.4)
Economic net income (loss)	$833.1	$(208.8)	$558.5	(d)	$1,182.8
Total assets	$4,294.9	$20,460.3	$(103.5	)(e)	$24,651.7

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
		(Dollars in millions)
Revenues	$2,385.8	$452.6	$(39.5	)(a)	$2,798.9
Expenses	$1,371.8	$278.0	$(576.0	)(b)	$1,073.8
Other income (loss)	$—	$(251.5)	$6.1	(c)	$(245.4)
Economic net income (loss)	$1,014.0	$(76.9)	$542.6	(d)	$1,479.7

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions or are excluded from the segment results, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and AlpInvest which were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and AlpInvest as detailed below (Dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Partner compensation	$(265.4)	$(671.5)	$(768.2)
Equity-based compensation issued in conjuction with the initial public offering	200.1	—	—
Acquisition related charges and amortization of intangibles	128.3	91.5	11.0
Equity issued for affiliate debt financing	—	—	214.0
Other non-operating expenses	7.1	32.0	—
Losses associated with early extinguishment of debt	—	—	2.5
Severance and lease terminations	5.9	4.5	8.5
Non-Carlyle economic interests in acquired business	155.4	121.9	—
Other adjustments	(4.1)	(0.9)	0.3
Elimination of expenses of Consolidated Funds	(168.3)	(138.8)	(44.1)

	$59.0	$(561.3)	$(576.0)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Income before provision for income taxes	$2,439.9	$1,182.8	$1,479.7
Adjustments:
Partner compensation(1)	(265.4)	(671.5)	(768.2)
Equity-based compensation issued in conjuction with the initial public offering	200.1	—	—
Acquisition related charges and amortization of intangibles	128.3	91.5	11.0
Gain on business acquisition	—	(7.9)	—
Equity issued for affiliate debt financing	—	—	214.0
Other non-operating expenses	7.1	32.0	—
Losses associated with early extinguishment of debt	—	—	2.5
Net income attributable to non-controlling interests in consolidated entities	(1,756.7)	202.6	66.2
Provision for income taxes attributable to non-controlling interests in consolidated entities	(19.5)	—	—
Severance and lease terminations	5.9	4.5	8.5
Other adjustments	(4.1)	(0.9)	0.3

Economic Net Income	$735.6	$833.1	$1,014.0

Net performance fees (2)	524.6	630.4	743.8
Investment income(2)	41.5	81.4	71.6

Fee Related Earnings	$169.5	$121.3	$198.6

Realized performance fees, net of related compensation	502.1	677.5	133.5
Investment income - realized	16.3	65.6	10.4

Distributable Earnings	$687.9	$864.4	$342.5

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$907.5	$(38.4)	$869.1
Unrealized	133.6	(6.7)	126.9

Total performance fees	1,041.1	(45.1)	996.0
Performance fee related compensation expense
Realized	285.5	81.5	367.0
Unrealized	32.2	72.2	104.4

Total performance fee related compensation expense	317.7	153.7	471.4
Net performance fees
Realized	622.0	(119.9)	502.1
Unrealized	101.4	(78.9)	22.5

Total net performance fees	$723.4	$(198.8)	$524.6

Investment income
Realized	$16.3	$—	$16.3
Unrealized	20.1	5.1	25.2

Total investment income	$36.4	$5.1	$41.5

	Year Ended December 31, 2011
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,307.4	$(6.1)	$1,301.3
Unrealized	(185.8)	(9.3)	(195.1)

Total performance fees	1,121.6	(15.4)	1,106.2
Performance fee related compensation expense
Realized	225.7	398.1	623.8
Unrealized	(122.3)	(25.7)	(148.0)

Total performance fee related compensation expense	103.4	372.4	475.8
Net performance fees
Realized	1,081.7	(404.2)	677.5
Unrealized	(63.5)	16.4	(47.1)

Total net performance fees	$1,018.2	$(387.8)	$630.4

Investment income
Realized	$65.1	$0.5	$65.6
Unrealized	13.3	2.5	15.8

Total investment income	$78.4	$3.0	$81.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2010
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$266.4	$7.8	$274.2
Unrealized	1,215.6	(11.5)	1,204.1

Total performance fees	1,482.0	(3.7)	1,478.3
Performance fee related compensation expense
Realized	46.6	94.1	140.7
Unrealized	117.2	476.6	593.8

Total performance fee related compensation expense	163.8	570.7	734.5
Net performance fees
Realized	219.8	(86.3)	133.5
Unrealized	1,098.4	(488.1)	610.3

Total net performance fees	$1,318.2	$(574.4)	$743.8

Investment income (loss)
Realized	$11.9	$(1.5)	$10.4
Unrealized	60.7	0.5	61.2

Total investment income (loss)	$72.6	$(1.0)	$71.6

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the segment results, and the exclusion of charges associated with the investment in NGP Management that are excluded from the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the segment results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in Claren Road, ESG and Vermillion and the Partnership’s 60% interest in AlpInvest in the segment results.

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total assets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Information by Geographic Location

Carlyle primarily transacts business in the United States and substantially all of its revenues are generated domestically. The Partnership has established investment vehicles whose primary focus is making investments in specified geographical locations. The tables below present consolidated revenues and assets based on the geographical focus of the associated investment vehicle.

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year ended December 31, 2012
Americas (1)	$1,842.6	62%	$16,419.7	52%
EMEA(2)	756.2	25%	14,670.8	46%
Asia-Pacific(3)	374.3	13%	476.1	2%

Total	$2,973.1	100%	$31,566.6	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year ended December 31, 2011
Americas (1)	$2,416.6	85%	$12,784.4	52%
EMEA(2)	503.0	18%	11,342.9	46%
Asia-Pacific(3)	(74.3)	(3%)	524.4	2%

Total	$2,845.3	100%	$24,651.7	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year ended December 31, 2010
Americas (1)	$1,724.2	62%	$11,551.6	68%
EMEA(2)	586.1	21%	4,264.5	25%
Asia-Pacific(3)	488.6	17%	1,246.7	7%

Total	$2,798.9	100%	$17,062.8	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.
(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

18. Quarterly Financial Data (Unaudited)

Unaudited quarterly information for each of the three months in the years ended December 31, 2012 and 2011 are presented below. For periods prior to the Partnership’s reorganization and initial public offering in May 2012 (see Note 1), the financial information reflects the combined and consolidated financial results of Carlyle Group.

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Dollars in millions)
Revenues	$1,110.9	$248.4	$858.5	$755.3
Expenses	477.2	448.9	704.9	660.2
Other income	872.1	386.6	448.9	50.4

Income before provision for income taxes	$1,505.8	$186.1	$602.5	$145.5

Net income	$1,494.1	$175.5	$597.0	$132.9

Net income (loss) attributable to The Carlyle Group L.P.	N/A	$(10.3)	$18.6	$12.0

Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	N/A	$(0.26)	$0.43	$0.28

Diluted	N/A	$(0.26)	$0.40	$0.25

Distributions declared per common unit(2)	N/A	N/A	$0.11	$0.16

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Dollars in millions)
Revenues	$1,317.3	$755.8	$(59.6)	$831.8
Expenses	360.7	345.8	218.4	422.2
Other income (loss)	(184.3)	(92.7)	(341.2)	302.8

Income (loss) before provision for income taxes	$772.3	$317.3	$(619.2)	$712.4

Net income (loss)	$766.2	$310.6	$(632.1)	$709.6

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.
(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

19. Subsequent Events

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million of 3.875% Senior Notes due February 1, 2023 at 99.966% of par (see Note 9).

In February 2013, the Board of Directors of the general partner of the Partnership declared a distribution of $0.85 per common unit to common unitholders in respect of the fourth quarter of 2012 payable on March 13, 2013 to holders of record of common units at the close of business on March 4, 2013.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

20. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of December 31, 2012 and 2011 and results of operations for the years ended December 31, 2012, 2011 and 2010. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Assets
Cash and cash equivalents	$567.1	$—	$—	$567.1
Cash and cash equivalents held at Consolidated Funds	—	1,646.6	—	1,646.6
Restricted cash	34.5	—	—	34.5
Restricted cash and securities of Consolidated Funds	—	36.3	—	36.3
Accrued performance fees	2,204.9	—	(12.4)	2,192.5
Investments	932.6	—	(51.4)	881.2
Investments of Consolidated Funds	—	24,815.7	—	24,815.7
Due from affiliates and other receivables, net	201.5	—	(10.8)	190.7
Due from affiliates and other receivables of Consolidated Funds, net	—	331.8	—	331.8
Fixed assets, net	63.6	—	—	63.6
Deposits and other	44.2	4.2	—	48.4
Intangible assets, net	691.1	—	—	691.1
Deferred tax assets	67.1	—	—	67.1

Total assets	$4,806.6	$26,834.6	$(74.6)	$31,566.6

Liabilities and partners’ capital
Loans payable	$886.3	$—	$—	$886.3
Loans payable of Consolidated Funds	—	13,708.2	(51.5)	13,656.7
Accounts payable, accrued expenses and other liabilities	215.0	—	—	215.0
Accrued compensation and benefits	1,318.2	—	—	1,318.2
Due to affiliates	290.4	42.1	(0.4)	332.1
Deferred revenue	57.9	1.5	—	59.4
Deferred tax liabilities	61.1	—	—	61.1
Other liabilities of Consolidated Funds	—	1,405.0	(19.2)	1,385.8
Accrued giveback obligations	79.0	—	(9.8)	69.2

Total liabilities	2,907.9	15,156.8	(80.9)	17,983.8

Redeemable non-controlling interests in consolidated entities	6.0	2,881.4	—	2,887.4

Partners’ capital	235.1	(4.7)	4.7	235.1
Accumulated other comprehensive loss	(5.0)	—	0.2	(4.8)
Partners’ capital appropriated for Consolidated Funds	—	837.2	1.4	838.6
Non-controlling interests in consolidated entities	300.9	7,963.9	—	8,264.8
Non-controlling interests in Carlyle Holdings	1,361.7	—	—	1,361.7

Total partners’ capital	1,892.7	8,796.4	6.3	10,695.4

Total liabilities and partners’ capital	$4,806.6	$26,834.6	$(74.6)	$31,566.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	As of December 31, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Assets
Cash and cash equivalents	$509.6	$—	$—	$509.6
Cash and cash equivalents held at Consolidated Funds	—	566.6	—	566.6
Restricted cash	24.6	—	—	24.6
Restricted cash and securities of Consolidated Funds	—	89.2	—	89.2
Accrued performance fees	2,219.9	—	(30.8)	2,189.1
Investments	517.3	—	(62.4)	454.9
Investments of Consolidated Funds	—	19,507.3	—	19,507.3
Due from affiliates and other receivables, net	297.2	—	(10.2)	287.0
Due from affiliates and other receivables of Consolidated Funds, net	—	287.7	(0.1)	287.6
Fixed assets, net	52.7	—	—	52.7
Deposits and other	60.7	9.5	—	70.2
Intangible assets, net	594.9	—	—	594.9
Deferred tax assets	18.0	—	—	18.0

Total assets	$4,294.9	$20,460.3	$(103.5)	$24,651.7

Liabilities and partners’ capital
Loans payable	$860.9	$—	$—	$860.9
Subordinated loan payable to affiliate	262.5	—	—	262.5
Loans payable of Consolidated Funds	—	9,738.9	(49.0)	9,689.9
Accounts payable, accrued expenses and other liabilities	203.4	—	—	203.4
Accrued compensation and benefits	577.9	—	—	577.9
Due to Carlyle partners	1,015.9	—	—	1,015.9
Due to affiliates	71.3	37.3	(0.1)	108.5
Deferred revenue	87.3	1.9	—	89.2
Deferred tax liabilities	48.3	—	—	48.3
Other liabilities of Consolidated Funds	—	589.7	(21.6)	568.1
Accrued giveback obligations	136.5	—	—	136.5

Total liabilities	3,264.0	10,367.8	(70.7)	13,561.1

Redeemable non-controlling interests in consolidated entities	8.0	1,915.4	—	1,923.4

Members’ equity	879.1	22.9	(28.9)	873.1
Accumulated other comprehensive loss	(61.8)	—	6.0	(55.8)
Partners’ capital appropriated for Consolidated Funds	—	863.6	(9.9)	853.7
Non-controlling interests in consolidated entities	205.6	7,290.6	—	7,496.2

Total partners’ capital	1,022.9	8,177.1	(32.8)	9,167.2

Total liabilities and partners’ capital	$4,294.9	$20,460.3	$(103.5)	$24,651.7

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,115.7	$—	$(138.1)	$977.6
Performance fees
Realized	933.6	—	(26.1)	907.5
Unrealized	126.6	—	7.0	133.6

Total performance fees	1,060.2	—	(19.1)	1,041.1
Investment income
Realized	31.0	—	(14.7)	16.3
Unrealized	19.5	—	0.6	20.1

Total investment income	50.5	—	(14.1)	36.4
Interest and other income	14.5	—	—	14.5
Interest and other income of Consolidated Funds	—	903.5	—	903.5

Total revenues	2,240.9	903.5	(171.3)	2,973.1

Expenses
Compensation and benefits
Base compensation	624.5	—	—	624.5
Equity-based compensation	201.7	—	—	201.7
Performance fee related
Realized	285.5	—	—	285.5
Unrealized	32.2	—	—	32.2

Total compensation and benefits	1,143.9	—	—	1,143.9
General, administrative and other expenses	360.0	—	(2.5)	357.5
Interest	24.6	—	—	24.6
Interest and other expenses of Consolidated Funds	—	923.9	(165.8)	758.1
Other non-operating expenses	7.1	—	—	7.1

Total expenses	1,535.6	923.9	(168.3)	2,291.2

Other income
Net investment gains of Consolidated Funds	—	1,755.5	2.5	1,758.0

Income before provision for income taxes	705.3	1,735.1	(0.5)	2,439.9
Provision for income taxes	40.4	—	—	40.4

Net income	664.9	1,735.1	(0.5)	2,399.5

Net income attributable to non-controlling interests in consolidated entities	22.1	—	1,734.6	1,756.7

Net income attributable to Carlyle Holdings	642.8	1,735.1	(1,735.1)	642.8
Net income attributable to non-controlling interests in Carlyle Holdings	622.5	—	—	622.5

Net income attributable to The Carlyle Group L.P.	$20.3	$1,735.1	$(1,735.1)	$20.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,020.4	$—	$(104.9)	$915.5
Performance fees
Realized	1,399.0	—	(91.6)	1,307.4
Unrealized	(237.6)	—	51.8	(185.8)

Total performance fees	1,161.4	—	(39.8)	1,121.6
Investment income
Realized	82.7	—	(17.6)	65.1
Unrealized	20.4	—	(7.1)	13.3

Total investment income	103.1	—	(24.7)	78.4
Interest and other income	15.6	—	0.2	15.8
Interest and other income of Consolidated Funds	—	714.0	—	714.0

Total revenues	2,300.5	714.0	(169.2)	2,845.3

Expenses
Compensation and benefits
Base compensation	374.5	—	—	374.5
Performance fee related
Realized	225.7	—	—	225.7
Unrealized	(122.3)	—	—	(122.3)

Total compensation and benefits	477.9	—	—	477.9
General, administrative and other expenses	323.2	—	0.3	323.5
Interest	60.6	—	—	60.6
Interest and other expenses of Consolidated Funds	—	592.2	(139.1)	453.1
Other non-operating expenses	32.0	—	—	32.0

Total expenses	893.7	592.2	(138.8)	1,347.1

Other income (loss)
Net investment losses of Consolidated Funds	—	(330.6)	7.3	(323.3)
Gain on acquisition of business	7.9	—	—	7.9

Income (loss) before provision for income taxes	1,414.7	(208.8)	(23.1)	1,182.8
Provision for income taxes	28.5	—	—	28.5

Net income (loss)	1,386.2	(208.8)	(23.1)	1,154.3

Net income (loss) attributable to non-controlling interests in consolidated entities	29.3	—	(231.9)	(202.6)

Net income (loss) attributable to Carlyle Holdings	$1,356.9	$(208.8)	$208.8	$1,356.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2010
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$813.6	$—	$(43.3)	$770.3
Performance fees
Realized	275.1	—	(8.7)	266.4
Unrealized	1,209.7	—	5.9	1,215.6

Total performance fees	1,484.8	—	(2.8)	1,482.0
Investment income
Realized	13.6	—	(1.7)	11.9
Unrealized	78.0	—	(17.3)	60.7

Total investment income	91.6	—	(19.0)	72.6
Interest and other income	22.4	—	(1.0)	21.4
Interest and other income of Consolidated Funds	—	452.6	—	452.6

Total revenues	2,412.4	452.6	(66.1)	2,798.9

Expenses
Compensation and benefits
Base compensation	265.2	—	—	265.2
Performance fee related
Realized	46.6	—	—	46.6
Unrealized	117.2	—	—	117.2

Total compensation and benefits	429.0	—	—	429.0
General, administrative and other expenses	176.6	—	0.6	177.2
Interest	17.8	—	—	17.8
Interest and other expenses of Consolidated Funds	—	278.0	(44.7)	233.3
Loss from early extinguishment of debt, net of related expenses	2.5	—	—	2.5
Equity issued for affiliate debt financing	214.0	—	—	214.0

Total expenses	839.9	278.0	(44.1)	1,073.8

Other loss
Net investment losses of Consolidated Funds	—	(251.5)	6.1	(245.4)

Income (loss) before provision for income taxes	1,572.5	(76.9)	(15.9)	1,479.7
Provision for income taxes	20.3	—	—	20.3

Net income (loss)	1,552.2	(76.9)	(15.9)	1,459.4

Net income (loss) attributable to non-controlling interests in consolidated entities	26.6	—	(92.8)	(66.2)

Net income (loss) attributable to Carlyle Holdings	$1,525.6	$(76.9)	$76.9	$1,525.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Cash flows from operating activities
Net income	$664.9	$1,386.2	$1,552.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	107.8	83.1	24.5
Amortization of deferred financing fees	1.3	1.1	1.6
Equity-based compensation	201.7	—	—
Non-cash equity issued for affiliate debt financing	—	—	214.0
Non-cash performance fees	(185.6)	114.4	(1,338.5)
(Gain) loss on early extinguishment of debt		—	2.5
Other non-cash amounts	7.1	32.0	(25.9)
Investment income	(39.9)	(84.2)	(87.9)
Purchases of investments (includes investment in NGP Management in 2012 of $385.8)	(520.3)	(128.4)	(95.5)
Proceeds from the sale of investments	217.5	300.9	46.9
Purchases of trading securities	(20.1)	(6.7)	(19.3)
Proceeds from the sale of trading securities	15.7	0.2	7.9
Change in deferred taxes	(9.3)	(19.8)	2.0
Change in due from affiliates and other receivables	10.1	26.1	14.5
Change in deposits and other	9.4	(21.9)	(16.2)
Change in accounts payable, accrued expenses and other liabilities	3.4	(51.6)	41.9
Change in accrued compensation and benefits	(5.3)	(91.7)	121.8
Change in due to affiliates	(23.6)	31.3	(5.9)
Change in deferred revenue	(30.1)	(110.7)	(7.3)

Net cash provided by operating activities	404.7	1,460.3	433.3

Cash flows from investing activities
Change in restricted cash	(9.6)	(8.6)	(0.3)
Purchases of fixed assets, net	(32.7)	(34.2)	(21.2)
Purchases of intangible assets	(41.0)	(8.1)	(58.5)
Acquisitions, net of cash acquired	(42.8)	(53.9)	(105.6)

Net cash used in investing activities	(126.1)	(104.8)	(185.6)

Cash flows from financing activities
Borrowings under credit facility	820.0	520.5	—
Repayments under credit facility	(744.6)	(209.7)	—
Proceeds from loans payable	—	—	994.0
Payments on loans payable	(310.0)	(307.5)	(411.9)
Payments of contingent consideration	(10.0)	—	—
Net proceeds from issuance of common units in initial public offering	615.8	—	—
Distributions to common unitholders	(11.7)	—	—
Contributions from predecessor owners	9.3	15.1	46.1
Distributions to predecessor owners	(452.3)	(1,498.4)	(787.8)
Contributions from non-controlling interest holders	38.3	30.7	48.1
Distributions to non-controlling interest holders	(176.0)	(38.8)	(25.2)
Change in due to/from affiliates financing activities	0.7	32.9	19.0

Net cash used in financing activities	(220.5)	(1,455.2)	(117.7)

Effect of foreign exchange rate changes	(0.6)	(7.6)	(1.2)

Increase (decrease) in cash and cash equivalents	57.5	(107.3)	128.8
Cash and cash equivalents, beginning of period	509.6	616.9	488.1

Cash and cash equivalents, end of period	$567.1	$509.6	$616.9

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our co-principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our co-principal executive officers and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions of the directors and executive officers of our general partner, Carlyle Group Management L.L.C.

Name	Age	Position
William E. Conway, Jr.	63	Founder, Co-Chief Executive Officer and Director
Daniel A. D’Aniello	66	Founder, Chairman and Director
David M. Rubenstein	63	Founder, Co-Chief Executive Officer and Director
Jay S. Fishman	60	Director
Lawton W. Fitt	59	Director
James H. Hance, Jr.	68	Operating Executive and Director
Janet Hill	65	Director
Edward J. Mathias	71	Managing Director and Director
Dr. Thomas S. Robertson	70	Director
William J. Shaw	67	Director
Michael W. Arpey	50	Managing Director, Head of Fund Investor Relations
Jeffrey W. Ferguson	47	General Counsel
Adena T. Friedman	43	Chief Financial Officer
David M. Marchick	46	Managing Director, Global Head of External Affairs
Michael J. Petrick	51	Managing Director, Head of Global Market Strategies
Glenn A. Youngkin	46	Chief Operating Officer
William E. Conway, Jr. Mr. Conway is a founder and Co-Chief Executive Officer of Carlyle and is also the firm’s Chief Investment Officer. Mr. Conway was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. Conway was the Senior Vice President and Chief Financial Officer of MCI Communications Corporation (“MCI”). Mr. Conway was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway is a member of the Board of Trustees of the Johns Hopkins Medical Center. He previously served as chairman and/or director of several public and private companies in which Carlyle had significant investment interests. Mr. Conway received his B.A. from Dartmouth College and his M.B.A. in finance from the University of Chicago Graduate School of Business.

Daniel A. D’Aniello. Mr. D’Aniello is a founder and Chairman of Carlyle and was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. D’Aniello was the Vice President for Finance and Development at Marriott Corporation for eight years. Before joining Marriott, Mr. D’Aniello was a financial officer at PepsiCo, Inc. and Trans World Airlines. Mr. D’Aniello is a member of The Council for the United States and Italy; the Lumen Institute; the U.S.—China CEO and Former Senior Officials’ Dialogue of the U.S. Chamber of Commerce; the Board of Trustees of the American Enterprise Institute for Public Research; the Board of Trustees of Syracuse University; the Chancellor’s Council; the Corporate Advisory Council to the Martin J. Whitman School of Management; and the Board of Directors of the Wolf Trap Foundation of the Performing Arts. Mr. D’Aniello previously served as chairman and/or director of several private companies in which Carlyle had significant investment interests. Mr. D’Aniello is a 1968 magna cum laude graduate of Syracuse University, where he was a member of Beta Gamma Sigma, and a 1974 graduate of the Harvard Business School, where he was a Teagle Foundation Fellow.

David M. Rubenstein. Mr. Rubenstein is a founder and Co-Chief Executive Officer of Carlyle. He was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. Rubenstein practiced law in Washington, D.C. with Shaw, Pittman, Potts & Trowbridge LLP (now Pillsbury Winthrop Shaw Pittman LLP). From 1977 to 1981 Mr. Rubenstein was Deputy Assistant to the President for Domestic Policy. From 1975 to 1976, he served as Chief Counsel to the U.S. Senate Judiciary Committee’s Subcommittee on Constitutional Amendments. From 1973 to 1975, Mr. Rubenstein practiced law in New York with Paul, Weiss, Rifkind, Wharton & Garrison LLP. Among other philanthropic endeavors, Mr. Rubenstein is the Chairman of the John F. Kennedy Center for the Performing Arts, a Regent of the Smithsonian Institution, President of the Economic Club of Washington and on the Boards of Directors or Trustees of Duke University (Vice Chair), Johns Hopkins University, University of Chicago, the Brookings Institution (Vice Chair), the Lincoln Center for the Performing Arts, the Council on Foreign Relations (Vice Chair) and the Institute for Advanced Study. Mr. Rubenstein is a 1970 magna cum laude graduate of Duke University, where he was elected Phi Beta Kappa. Following Duke, Mr. Rubenstein graduated in 1973 from The University of Chicago Law School.

Jay S. Fishman. Mr. Fishman is a member of the Board of Directors of our general partner. Mr. Fishman was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Fishman is Chairman and Chief Executive Officer of The Travelers Companies, Inc. Mr. Fishman has served as the Chief Executive Officer of Travelers since the April 2004 merger of The St. Paul Companies, Inc. with Travelers Property Casualty Corp. that formed Travelers, and he assumed the additional role of Chairman in September 2005. Mr. Fishman also held the additional title of President from October 2001 until June 2008. From October 2001 until April 2004, Mr. Fishman had been Chairman, Chief Executive Officer and President of The St. Paul Companies, Inc. Prior to joining The St. Paul Companies, Mr. Fishman held several executive posts at Citigroup Inc. from 1998 to 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance business. Mr. Fishman is currently a director of ExxonMobil Corporation, a trustee of the University of Pennsylvania, a member of the Board of Overseers of the University of Pennsylvania School of Veterinary Medicine, a trustee of New York — Presbyterian Hospital and the Chairman of the Board of New York City Ballet. Mr. Fishman graduated from the University of Pennsylvania and received an M.S. from the Wharton School at the University of Pennsylvania.

Lawton W. Fitt. Ms. Fitt is a member of the Board of Directors of our general partner. Ms. Fitt was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Fitt is a director of Thomson Reuters Corporation, Ciena Corporation and The Progressive Corporation. Ms. Fitt served as Secretary (CEO) of the Royal Academy of Arts in London from October 2002 to March 2005. Prior to that, Ms. Fitt was an investment banker with Goldman, Sachs & Co., where she became a partner in 1994 and a managing director in 1996. She retired from Goldman, Sachs in 2002. Ms. Fitt is a former director of Reuters PLC, Frontier Communications and Overture Acquisitions Corporation. She is also a trustee or director of several not-for-profit organizations, including the Goldman Sachs Foundation and the Thomson Reuters Foundation. Ms. Fitt received her bachelor s degree from Brown University and her M.B.A. from the Darden School of the University of Virginia.

James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of the Board of Directors of our general partner. Mr. Hance was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Market Strategies segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Hance is currently Chairman of the Board of Sprint Nextel Corporation, as well as a director of Duke Energy Corporation, Cousins Properties Inc., and Ford Motor Company. Mr. Hance is a former director of Rayonier, Inc., EnPro Industries, Inc., Bank of America and Morgan Stanley. Mr. Hance serves on the Board of Trustees at Washington University in St. Louis and Johnson and Wales University. Mr. Hance graduated from Westminster College and received an M.B.A. from Washington University in St. Louis. He is a certified public accountant.

Janet Hill. Ms. Hill is a member of the Board of Directors of our general partner. Ms. Hill was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of Sprint Nextel Corporation, The Wendy’s Company and Dean Foods Company. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc. and Nextel Communications. She also serves on the Board of Trustees at Duke University, the Board of the Knight Commission on Intercollegiate Athletics and the Board of Directors of the Military Bowl. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.

Edward J. Mathias. Mr. Mathias is a Managing Director of Carlyle and a member of the Board of Directors of our general partner. Mr. Mathias was elected to the Board of Directors of our general partner effective May 2, 2012. Prior to joining Carlyle in 1994, Mr. Mathias was a long-time member of the Management Committee and Board of Directors of T. Rowe Price Associates, Inc., a major investment management organization. He was instrumental in the founding of Carlyle and assisted in raising the firm’s initial capital. Mr. Mathias is currently a director of Brown Advisory, the Baltimore-based investment firm and a Trustee Emeritus at the University of Pennsylvania. He is also a member of The Council of Foreign Relations, serves as Program Chairman for The Economic Club of Washington and is a member of the Trustees’ Council at the National Gallery of Art. Mr. Mathias holds an M.B.A. from Harvard Business School and an undergraduate degree from the University of Pennsylvania.

Dr. Thomas S. Robertson. Dr. Robertson is a member of the Board of Directors of our general partner. Dr. Robertson was elected to the Board of Directors of our general partner effective May 2, 2012. Dr. Robertson is the Dean of the Wharton School at the University of Pennsylvania. Prior to rejoining Wharton in 2007, Dr. Robertson was special assistant to Emory University’s president on issues of international strategy and a founding director of the Institute for Developing Nations established jointly by Emory University and The Carter Center in fall 2006. From 1998 until 2007, Dr. Robertson was Dean of Emory University’s Goizueta Business School and, from 1994 until 1998, he was the Sainsbury Professor at, and the Chair of Marketing and Deputy Dean of, the London Business School. From 1971 to 1994, Dr. Robertson was a member of the faculty at the Wharton School. Dr. Robertson is currently a director of CRA International Inc. He is also a former director of PRGX Global, Inc. Dr. Robertson graduated from Wayne State University and received his M.A. and Ph.D. in marketing from Northwestern University.

William J. Shaw. Mr. Shaw is a member of the Board of Directors of our general partner. Mr. Shaw was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1972 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President, and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriot Vacations Worldwide Corporation, serves on the Board of Trustees of three funds in the

American Family of mutual funds, and is a former director of Marriott International, Inc. from March 1997 through February 2011. Mr. Shaw also serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an M.B.A. degree from Washington University in St. Louis.

Michael W. Arpey. Mr. Arpey is a Managing Director and the Head of Fund Investor Relations for Carlyle and has served in such capacity since 2010. Mr. Arpey joined Carlyle’s Management Committee on March 14, 2013. Until 2010, Mr. Arpey was a Managing Director of Credit Suisse in the Asset Management division and was the Co-head of the Customized Fund Investment Group within Private Equity in Alternative Investments. Mr. Arpey joined Credit Suisse in 2000 through the merger with Donaldson, Lufkin & Jenrette where he was a Managing Director and Head of DLJ Merchant Banking’s Customized Fund Investment Group. Prior to DLJ, Mr. Arpey worked at Prudential Global Asset Management as The Global Head of Private Equity. Previously, Mr. Arpey was the Director of Alternative Investments for the New York State Common Retirement Fund and prior to that, he was General Counsel to the State Treasurer of Pennsylvania. Mr. Arpey earned his B.A. from St. Lawrence University and his J.D. from the Dickinson School of Law.

Jeffrey W. Ferguson. Mr. Ferguson is General Counsel of Carlyle and has served in such capacity since 1999. Mr. Ferguson also serves on Carlyle’s Management Committee. Prior to joining Carlyle, Mr. Ferguson was an associate with the law firm of Latham & Watkins LLP. Mr. Ferguson received a B.A. from the University of Virginia, where he was a member of Phi Beta Kappa. He also received his law degree from the University of Virginia, and is admitted to the bars of the District of Columbia and Virginia.

Adena T. Friedman. Ms. Friedman is Chief Financial Officer of Carlyle and has served in such capacity since March 2011. Ms. Friedman also serves on Carlyle’s Management Committee. Prior to joining Carlyle in March 2011, Ms. Friedman was the Chief Financial Officer and Executive Vice President of Corporate Strategy for The NASDAQ OMX Group, Inc. In August 2009, Ms. Friedman assumed the role of CFO, responsible for all financial, tax, investor relations, enterprise risk management and investment matters. As head of Corporate Strategy from 2003 to 2011, Ms. Friedman’s responsibilities also included identifying and developing strategic opportunities, including all M&A, for NASDAQ OMX. From 2000 to 2009, Ms. Friedman also served as the Executive Vice President of the Global Data Products business, a $250M revenue business unit within NASDAQ OMX. Ms. Friedman joined NASDAQ in 1993, where she served in several roles, including Senior Vice President of NASDAQ Data Products, Director of Product Management for several trading-related products, and Marketing Manager. Ms. Friedman earned an M.B.A. from Owen Graduate School of Management, Vanderbilt University, in Nashville, Tennessee. She holds a B.A. in political science from Williams College in Massachusetts.

David M. Marchick. Mr. Marchick is a Managing Director and Global Head of External Affairs for Carlyle. Mr. Marchick joined Carlyle in 2007 and joined Carlyle’s Management Committee on March 14, 2013. Prior to joining Carlyle, Mr. Marchick was a partner and Vice-Chair of the international practice group at Covington & Burling. Prior to joining Covington & Burling in 2002, Mr. Marchick worked on then-Governor Clinton’s 1992 presidential campaign and served in various capacities in the Clinton Administration for seven years. Mr. Marchick currently serves on the Board of Directors of two Carlyle portfolio companies, Sequa Corporation and Philadelphia Energy Solutions. Mr. Marchick also is a Member of the Council on Foreign Relations, serves as the Chairman of the Board of the Robert Toigo Foundation, an organization committed to enhance diversity in the financial services industry, and is a Member of the Committee on Conscience of the U.S. Holocaust Memorial Museum. Mr. Marchick earned his J.D. from The George Washington University Law School, his M.A. from the University of Texas and his B.A. from the University of California, San Diego.

Michael J. Petrick. Mr. Petrick is a Managing Director and the Head of Global Market Strategies for Carlyle and has served in such capacity since 2010. Mr. Petrick joined Carlyle’s Management Committee on March 14, 2013. Mr. Petrick leads Carlyle’s array of structured credit, mezzanine and distressed teams and oversees Carlyle’s interests in hedge funds. Prior to joining Carlyle, Mr. Petrick had a 20-year career at Morgan Stanley. In addition to being Global Head of Institutional Sales and Trading and a member of Morgan Stanley’s Operating Committee and Management Committee, Mr. Petrick presided over numerous businesses at Morgan Stanley, including Global Head of Corporate Credit, Global Head of Non-Investment Grade, Global Head of Distressed Investing, and Global Head

of Leveraged Finance and Restructurings. In these various capacities, Mr. Petrick was responsible for a diverse set of asset classes, including equities, commodities, corporate, residential, commercial, proprietary trading, tax and direct investments. Mr. Petrick has served on the boards of DigitalGlobe and Marvel Entertainment. Mr. Petrick graduated with a B.A. in chemistry and economics from Grinnell College in 1984. He earned his M.B.A. in finance from the University of Chicago in 1987.

Glenn A. Youngkin. Mr. Youngkin is Chief Operating Officer of Carlyle and has served in such capacity since 2011. Mr. Youngkin also serves on Carlyle’s Management Committee. From October 2010 until March 2011, Mr. Youngkin served as Carlyle’s interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team. From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin previously served on the Board of Directors of Kinder Morgan, Inc. as well as several other Carlyle portfolio companies. Mr. Youngkin also serves on the Board of Trustees of the Langley School and AlphaUSA and the Board of Directors of the Rice Management Company. Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies from Rice University and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.

There are no family relationships among any of the directors or executive officers of our general partner.

Composition of the Board of Directors

The limited liability company agreement of Carlyle Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors is elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate ownership of our common units and partnership units.

The Carlyle Group L.P. is a limited partnership that is advised by our general partner. As a limited partnership, we are excepted from certain governance rules, which eliminate the requirements that we have a majority of independent directors on our board of directors and that we have independent director oversight of executive officer compensation and director nominations. In addition, we are not required to hold annual meetings of our common unitholders.

Director Qualifications

When determining that each of our directors is particularly well-suited to serve on the board of directors of our general partner and that each has the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively, we considered the experience and qualifications of each described above under “— Directors and Executive Officers.”

With regard to:

•

Messrs. Conway, D’Aniello and Rubenstein — We considered that these three individuals are the original founders of our firm, that each has played an integral role in our firm’s successful growth since its founding in 1987, and that each has developed a unique and unparalleled understanding of our business. Finally, we also noted that these three individuals are our largest equity owners and, as a consequence of such alignment of interest with our other equity owners, each has additional motivation to diligently fulfill his oversight responsibilities as a member of the board of directors of our general partner.

•

Mr. Fishman — We considered his knowledge and expertise in the financial services industry as Chairman and Chief Executive Officer of The Travelers Companies, as well as his familiarity with board responsibilities, oversight and control resulting from his extensive public company operating and management experience.

•

Ms. Fitt — We considered her extensive financial background and experience in a distinguished career at Goldman, Sachs in the areas of investment banking and risk analysis, including her unique insights into the operation of global capital markets.

•

Mr. Hance — We considered his invaluable perspective owing to his experience in various senior leadership roles in the financial services industry, including his role as the Chief Financial Officer of Bank of America Corporation, which included responsibility for financial and accounting matters, as well as his familiarity with our business and operations as an Operating Executive of Carlyle.

•

Ms. Hill — We considered her insights into the operations of public companies owing to her experience as a consultant, as well as her familiarity with board responsibilities, oversight and control resulting from her significant experience serving on the boards of directors of various public companies.

•	Mr. Mathias — We considered his extensive knowledge and expertise in the investment management business, as well as his knowledge of and familiarity with our business and operations.

•

Dr. Robertson — We considered his distinguished career as a professor and Dean of the Wharton School at the University of Pennsylvania and his extensive knowledge and expertise in finance and business administration.

•

Mr. Shaw — We considered his extensive financial background and public company operating and management experience resulting from his distinguished career in various senior leadership roles at Marriott.

Director Independence

Because we are a publicly traded limited partnership, the NASDAQ rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board has five directors who satisfy the independence and financial literacy requirements of the NASDAQ and the Securities and Exchange Commission (the “SEC”). These directors are Jay S. Fishman, Lawton W. Fitt, V. Janet Hill, Dr. Thomas S. Robertson and William J. Shaw. Based on all the relevant facts and circumstances, the board of directors determined that the independent directors have no relationship with us or our general partner that would impair their independence as it is defined in the NASDAQ rules and The Carlyle Group L.P. Governance Policy. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:

Under any circumstances, a director is not independent if:

•

the director is, or has been within the preceding three years, employed by the general partner, us and any parent or subsidiary that the general partner or we controls and consolidates into its financial statements filed with the SEC (but not if the general partner or we reflect such entity solely as an investment in its financial statements (collectively, “Carlyle Entity”);

•

the director, or an immediate family member of that director, accepted any compensation from Carlyle Entity in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than (i)

compensation for director or committee service, (ii) compensation paid to an immediate family member who is an employee (other than an executive officer) of Carlyle Entity and (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	the director is an immediate family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•

the director is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization to which Carlyle Entity made, or from which Carlyle Entity received, payments for property or services in the current or any of the past three fiscal years that exceed five percent (5%) of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•	payments arising solely from investments in Carlyle Entity’s securities; or

•	payments under non-discretionary charitable contribution matching programs

•

the director is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Carlyle Entity serve on the compensation committee of such other entity; or

•

the director is, or has an immediate family member who is, a current partner of Carlyle Entity’s outside auditor, or was a partner or employee of Carlyle Entity’s outside auditor who worked on Carlyle Entity’s audit at any time during any of the past three years.

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence:

•

if the director or an immediate family member of that director serves as an executive officer, director or trustee of a charitable organization, and our annual charitable contributions to that organization (excluding contributions by us under any established matching gift program) are less than the greater of $200,000 or five percent (5%) of that organization’s consolidated gross revenues in its most recent fiscal year, provided, however, that in calculating such amount (i) payments arising solely from investments in the Carlyle Entity’s securities and (ii) payments under non-discretionary charitable contribution matching programs shall be excluded; and

•

if the director or an immediate family member of that director (or a company for which the director serves as a director or executive officer) invests in or alongside of one or more investment funds or investment companies managed by us or any of our subsidiaries, whether or not fees or other incentive arrangements for us or our subsidiaries are borne by the investing person.

Committees of the Board of Directors

The board of directors of Carlyle Group Management L.L.C. has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit committee. Our audit committee consists of Ms. Fitt and Messrs. Robertson and Shaw, with Mr. Shaw serving as chairman. The purpose of the audit committee of the board of directors of Carlyle Group Management L.L.C. is to provide assistance to the board of directors in fulfilling its obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, including, without limitation, assisting the board of director ’s oversight of (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm and our internal audit function, and directly appointing, retaining, reviewing and terminating our independent registered public accounting firm. The members of our audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to federal and NASDAQ Global Select Market rules relating to corporate governance matters. The board of directors of our general partner has determined that Mr. Shaw is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available on our internet website at http://ir.carlyle.com.

Conflicts committee. The conflicts committee consists of Ms. Fitt and Ms. Hill and Messrs. Fishman, Robertson and Shaw and is responsible for reviewing specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Person Transactions and Director Independence — Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and NASDAQ Global Select Market rules relating to corporate governance matters.

Executive committee. The executive committee of the board of directors of Carlyle Group Management L.L.C. consists of Messrs. Conway, D’Aniello and Rubenstein. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our founders, Messrs. Conway, D’Aniello and Rubenstein, make all final determinations regarding executive officer compensation. The board of directors of our general partner has determined that maintaining our current compensation practices is desirable and intends that these practices will continue. Accordingly, the board of directors of our general partner does not intend to establish a compensation committee. For a description of certain transactions between us and Messrs. Conway, D’Aniello and Rubenstein, see “Item 13. Certain Relationships and Related Person Transactions and Director Independence.”

Director Compensation

Each director that is not an employee of or advisor to Carlyle receives an annual retainer of $175,000, $125,000 of which is payable in cash and $50,000 of which is payable in the form of an annual deferred restricted common unit award, which will vest on the first anniversary of the grant date. An additional $20,000 cash retainer is payable annually to the chairman of the audit committee. In addition, each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with such service. Our employees and advisors who serve as directors of our general partner do not receive separate compensation for service on the board of directors or on committees of the board of directors of our general partner. See “Certain Relationships and Related Person Transactions — Other Transactions.”

Code of Conduct and Code of Ethics for Financial Professionals

We have a Code of Conduct and a Code of Ethics for Financial Professionals, which apply to our principal executive officers, principal financial officer and principal accounting officer. Each of these codes is available on our internet website at http://ir.carlyle.com. We intend to disclose any amendment to or waiver of the Code of Conduct and any waiver of our Code of Ethics for Financial Professionals on behalf of an executive officer or director either on our Internet website or in a Form 8-K filing.

Governance Policy

The board of directors of our general partner has a governance policy, which addresses matters such as the board of directors’ responsibilities and duties and the board of directors’ composition and compensation. The governance policy is available on our internet website at http://ir.carlyle.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2012, such persons complied with all such filing requirements, with the exception of the late filing due to an administrative oversight of a Form 3 report on May 14, 2012 by Curtis L. Buser, our Chief Accounting Officer, which reported the ownership of 260,708 Carlyle Holdings partnership units by Mr. Buser at the time he became subject to reporting under Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our business as an alternative asset management firm is dependent on the services of our named executive officers and other key employees. Among other things, we depend on their ability to find, select and execute investments, oversee and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital and provide other services essential to our success. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel and encourages them to remain with our firm.

Our compensation policy has several primary objectives: (1) establish a clear relationship between performance and compensation, (2) align short-term and long-term incentives with our fund investors and common unitholders, (3) provide competitive incentive opportunities, with an appropriate balance between short-term and long-term, and (4) comply with applicable laws and regulations.

We believe that the key to achieving these objectives is an organized, unbiased approach that is well understood, responsive to changes in the industry and the general labor market and, above all, flexible and timely.

Our senior Carlyle professionals and other key employees invest a significant amount of their own capital in or alongside the funds we advise. In addition, these individuals may be allocated a portion of the carried interest or incentive fees payable in respect of our investment funds. We believe that this approach of seeking to align the interests of our key employees with those of the investors in our funds has been a key contributor to our strong performance and growth. We also believe that significant equity ownership by our named executive officers results in alignment of their interests with those of our common unitholders.

Our chairman, Daniel A. D’Aniello and our two co-chief executive officers, William E. Conway, Jr. and David M. Rubenstein, are our founders and co-principal executive officers. We refer to our founders, together with Glenn A. Youngkin, our chief operating officer, Adena T. Friedman, our chief financial officer, and Jeffrey W. Ferguson, our general counsel, as our “named executive officers.” With the exception of our employment agreement with Ms. Friedman described below under “Employment Agreement with Ms. Friedman,” we do not have employment agreements with any of our executive officers. Our founders have entered into non-competition and non-solicitation agreements with us described below under “— Summary Compensation Table — Founders’ Non-Competition and Non-Solicitation Agreements.”

Compensation Elements

The primary elements of our compensation program for our named executive officers are base salary, annual cash bonuses and long-term incentives, including the ownership of Carlyle Holdings units and carried interest for certain of the named executive officers. We believe that the elements of compensation for our named executive officers serve the primary objectives of our compensation program. However, we periodically review the compensation of our named executive officers, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time-to-time. Compensation decisions and decisions regarding the allocation of carried interest to our named executive officers, senior Carlyle professionals and other employees are made by our founders and other senior Carlyle professionals and not by our independent directors.

Base Salary. For 2012, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our founders determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers.

Annual Cash Bonuses. For 2012, our named executive officers, with the exception of our founders, were awarded cash bonuses, part of which were paid in December 2012 and the balance of which were paid in February 2013. The amounts of these bonuses were $2,400,000 for Mr. Youngkin, $1,725,000 for Ms. Friedman and $1,200,000 for Mr. Ferguson. The discretionary bonuses to each of these named executive officers were recommended by Mr. D’Aniello and were approved by all three of our founders. Ms. Friedman’s bonus reflected a guaranteed minimum bonus pursuant to our contractual arrangements with her. Our founders determined that they would not accept an annual cash bonus for 2012 in order to further align their interests with our unitholders.

The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the contributions of the named executive officer to our development and success during 2012 and the named executive officer’s tenure at his or her level.

An overview of select Carlyle 2012 accomplishments that were considered in determining the annual cash bonuses include:

•	Recognized a milestone event with Carlyle’s successful initial public offering on May 2, 2012;

•	Expanded the Carlyle platform with key Carlyle acquisitions and investments including Vermillion, NGP, and fund level investments that will strengthen our businesses;

•	Raised $14 billion in total capital commitments; and

•	Achieved strong performance at the Carlyle and fund level.

Each of our named executive officers provided critical and significant contributions in Carlyle’s achievements in 2012.

More specifically, in assessing Mr. Youngkin’s performance and individual contribution, we considered his strategic leadership role and operational oversight of our business on a global basis, and his active role in the continued global expansion of our investment platform through acquisition and investment. In assessing Mr. Ferguson’s performance and individual contributions, we considered his oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with the regulatory bodies that regulate and monitor the public company, and his role with respect to the strategic initiatives undertaken by the firm. Ms. Friedman was guaranteed a minimum bonus of $1,725,000 pursuant to our contractual arrangements with her. In assessing Ms. Friedman’s performance and individual contribution we considered her strategic role in leading and expanding the capabilities of our finance and accounting functions during 2012, her role in positioning the firm to be compliant with the regulatory bodies that regulate and monitor the public company, contributions in expanding the platform and capabilities of our information technology function, as well as her strategic leadership to the founders and senior management across the firm.

Carried Interest. The general partners of our carry funds typically receive a special residual allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. While the Carlyle Holdings partnerships own controlling equity interests in these fund general partners, our senior Carlyle professionals and other personnel who work in these operations directly own a portion of the carried interest in these entities, in order to better align their interests with our own and with those of the investors in these funds. However, we generally seek to concentrate the direct ownership of carried interest in respect of each carry fund among those of our professionals who directly work with that fund so as to align their interests with those of our fund investors and of our firm. Moreover, pursuant to commitments we made to CalPERS and Mubadala at the times of those institutions’ investments in our firm, our founders were historically required to own all of their equity interests in our firm through their ownership interests in the entities which were, prior to our initial public offering, the Parent Entities of our firm and, accordingly, do not own carried interest at the fund level. Accordingly, our founders and Ms. Friedman do not receive allocations of direct carried interest ownership at the fund level. While Mr. Youngkin has previously received allocations of direct carried interest ownership at the fund level in respect of buyout funds that invest in transactions in the United States, Europe and emerging markets as a result of his work, at various times, with those fund operations, he has ceased to receive such allocations in respect of any such funds formed subsequent to the time he assumed a firm-wide executive role in 2009. Similarly, while Mr. Ferguson has previously received allocations of direct carried interest ownership at the fund level in respect of buyout funds that invest in transactions in the United States as a result of his work with those fund operations, in view of his firm-wide role as our general counsel, he ceased to receive such allocations in 2008.

Carried interest, if any, in respect of any particular investment, is only paid in cash when the underlying investment is realized. To the extent any “giveback” obligation is triggered, carried interest previously distributed by the fund would need to be returned to such fund. Our professionals who receive direct allocations of carried interest at the fund level are personally subject to the “giveback” obligation, pursuant to which they may be required to repay carried interest previously distributed to them, thereby reducing the amount of cash received by such recipients for any such year. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the professionals who are allocated direct carried interest, and thus will indirectly benefit our unitholders.

The percentage of carried interest owned at the fund level by individual professionals varies by year, by investment fund and, with respect to each carry fund, by investment. Ownership of carried interest by senior Carlyle professionals and other personnel at the fund level is also subject to a range of vesting schedules. Vesting depends on continued employment over specified periods of time, and serves as an employment retention mechanism and enhances the alignment of interests between the owner of a carried interest allocation and the firm and the limited partners in our investment funds.

Post-IPO Equity Compensation Expense. At the time of the initial public offering our pre-IPO owners contributed to the Carlyle Holdings partnerships equity interests in our business in exchange for partnership units of Carlyle Holdings. All of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested. In addition, all of the Carlyle Holdings partnership units received by our other employees in exchange for their interests in carried interest owned at the fund level relating to investments made by our carry funds prior to the date of reorganization were fully vested. The Grants of Plan-Based Awards in 2012 table below provides the unvested Carlyle Holdings partnership units awarded to our named executive officers. Accordingly, we recognize expense for financial statement reporting purposes in respect of the unvested Carlyle Holdings partnership units received by our personnel, including the named executive officers. The aggregate grant date fair value of such units for purposes of Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”) appears in the Stock Awards column of the Summary Compensation Table.

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee. The executive committee of the board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

William E. Conway, Jr.

Daniel A. D’Aniello

David M. Rubenstein

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founders, Messrs. Conway, D’Aniello and Rubenstein, make all final determinations regarding executive officer compensation. For a description of certain transactions between us and Messrs. Conway, D’Aniello and Rubenstein, see “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Summary Compensation Table

The following table presents summary information concerning compensation of our named executive officers during the fiscal year-ended December 31, 2012.

Pursuant to applicable accounting principles, for financial statement reporting purposes prior to our initial public offering in May 2012, we recorded salary and bonus payments to our senior Carlyle professionals, including our named executive officers, as distributions in respect of their equity ownership interests and not as compensation expense. However, following our initial public offering, the salary and bonus payments to our senior Carlyle professionals, including our named executive officers, are reflected as compensation expense in our financial statements. For all periods presented, we have reflected these amounts in the applicable columns of the Summary Compensation Table below even though they were not recorded as compensation expense in our historical financial statements for periods prior to our initial public offering.

Similarly, for those of our named executive officers that own direct carried interest allocations at the fund level, we have reported in the All Other Compensation column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)		Total ($)
William E. Conway, Jr.	2012	275,000	—	6,250	(1)	281,250
Founder and Co-Chief Executive Officer	2011	275,000	3,545,850	6,125	(1)	3,826,975
(co-principal executive officer)	2010	275,000	3,401,750	6,125	(1)	3,682,875
Daniel A. D’Aniello	2012	275,000	—	6,250	(1)	281,250
Founder and Chairman	2011	275,000	3,545,850	6,125	(1)	3,826,975
(co-principal executive officer)	2010	275,000	3,401,750	6,125	(1)	3,682,875
David M. Rubenstein	2012	275,000	—	6,250	(1)	281,250
Founder and Co-Chief Executive Officer	2011	275,000	3,545,850	6,125	(1)	3,826,975
(co-principal executive officer)	2010	275,000	3,401,750	6,125	(1)	3,682,875
Glenn A. Youngkin	2012	275,000	2,400,000	14,548,028	(2)	17,223,028
Chief Operating Officer	2011	275,000	3,000,000	18,089,440	(2)	21,364,440
	2010	275,000	2,750,000	632,303	(2)	3,657,303
Adena T. Friedman	2012	275,000	1,725,000	1,023	(3)	2,001,023
Chief Financial Officer	2011	200,961	1,900,000	—		2,100,961
(principal financial officer)
Jeffrey W. Ferguson	2012	275,000	1,200,000	1,959,080	(4)	3,434,080
General Counsel	2011	275,000	1,100,000	2,212,195	(4)	3,587,195
	2010	262,500	1,000,000	8,467	(4)	1,270,967

(1)	This amount represents our 401(k) matching contribution.
(2)	Represents actual cash distributions received by Mr. Youngkin in respect of direct carried interest allocations at the fund level and the portion of the carried interest-related distributions received by Mr. Youngkin from the former Parent Entities that were subject to forfeiture in the event Mr. Youngkin were to have ceased providing services prior to the time the relevant investment in a carry fund was realized. The amounts for 2012, 2011 and 2010 in the table also include $6,250, $6,125 and $6,125, respectively, representing our 401(k) matching contributions for such periods.
(3)	Represents actual cash distributions received by Ms. Friedman in respect of the portion of the carried interest-related distributions received by Ms. Friedman from the former Parent Entities that were subject to forfeiture in the event Ms. Friedman were to have ceased providing services prior to the time the relevant investment in a carry fund was realized.
(4)	Represents actual cash distributions received by Mr. Ferguson in respect of direct carried interest allocations at the fund level and the portion of the carried interest-related distributions received by Mr. Ferguson from the former Parent Entities that were subject to forfeiture in the event Mr. Ferguson were to have ceased providing services prior to the time the relevant investment in a carry fund was realized. The amounts for 2012, 2011 and 2010 in the table also include $6,250, $6,125 and $6,125, respectively, representing our 401(k) matching contributions for such periods.

Grants of Plan-Based Awards in 2012

As part of the reorganization we effected prior to our May 2012 initial public offering, each of the named executive officers contributed to the Carlyle Holdings partnerships interests in the entities comprising our business with a fair value approximately equal to the grant date fair value of the Carlyle Holdings partnership units received by the named executive officer. However, some of these Carlyle Holdings partnership units received by named executive officers other than our founders are subject to vesting and are reflected in the table below because we must account for such units as compensation expense for financial statement reporting purposes.

The number of Carlyle Holdings partnership units shown under the column heading “All Other Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested Carlyle Holdings partnership units that were received by the relevant named executive officer as part of the reorganization. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718 by multiplying the number of such unvested Carlyle Holdings partnership units received by the named executive officer by the May 2, 2012 initial public offering price of $22.00 per Carlyle common unit.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards (1)
Glenn A. Youngkin	5/2/2012	3,901,199	$85,826,378
Adena T. Friedman	5/2/2012	528,835	$11,634,370
Jeffrey W. Ferguson	5/2/2012	515,710	$11,345,620

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012

Terms of Carlyle Holdings Partnership Units

Our pre-IPO owners, including our named executive officers, received Carlyle Holdings partnership units in the reorganization in exchange for the contribution of their equity interests in the former Parent Entities and a portion of the equity interests they owned in certain of our operating subsidiaries. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Carlyle Holdings Partnerships, these partnership units may be exchanged for our common units as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement” below.

Vesting. All of the Carlyle Holdings partnership units received by our founders, as part of the reorganization were fully vested. All of the Carlyle Holdings partnership units received by our other employees in exchange for their interests in carried interest owned at the fund level relating to investments made by our carry funds prior to the date of the reorganization are fully vested. Of the remaining Carlyle Holdings partnership units received as part of the reorganization by our other employees, 26.2% were fully vested and 73.8% were unvested. The unvested portion will vest in equal installments on each anniversary date of the initial public offering for six years.

Minimum Retained Ownership Requirements

Each holder of our Carlyle Holdings partnership units that is employed by us will generally be required to hold at least 25% of such units until one year following the termination of active service with us.

A holder who is our employee will generally forfeit all unvested Carlyle Holdings partnership units once he or she is no longer providing services. Notwithstanding the foregoing, upon the death or permanent disability of a holder of all of his or her unvested Carlyle Holdings partnership units held at that time will vest immediately. In addition, all vested and unvested Carlyle Holdings partnership units held by a holder that is employed by us will be immediately forfeited in the event his or her service is terminated for cause, or if such person materially breaches the non-solicitation provisions of the partnership agreements of the Carlyle Holdings partnership agreements. See “Item 13. Certain Relationships and Related Transactions, and Director Independence— Carlyle Holdings Partnership Agreements” below for a discussion of the non-solicitation provisions contained in the partnership agreements of the Carlyle holdings partnerships.

Transfer Restrictions. Employee holders of our Carlyle Holdings partnership units, including our founders and our other senior Carlyle professionals, are prohibited from transferring or exchanging any such units until the fifth anniversary of the initial public offering without our consent. However, exchanges and sales may occur prior to such time in firm-approved transactions or as part of a firm-approved plan or program.

Outstanding Equity Awards at 2012 Fiscal-Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2012. As noted above, all of the Carlyle Holdings partnership units received by our founders as part of the reorganization we effected prior to our initial public offering were fully vested. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Carlyle Holdings partnership units held by the named executive officer by the closing market price of $26.03 per Carlyle common unit on December 31, 2012.

	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Glenn A. Youngkin	3,901,199	$101,548,210
Adena T. Friedman	528,835	$13,765,575
Jeffrey W. Ferguson	515,710	$13,423,931

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units.

Option Exercises and Stock Vested in 2012

Our named executive officers had no option exercises or stock vested during the year ended December 31, 2012.

Pension Benefits for 2012

We provided no pension benefits during the year ended December 31, 2012 to our named executive officers.

Nonqualified Deferred Compensation for 2012

We provided no defined contribution plan for the deferral of compensation on a basis that is not tax-qualified during the year ended December 31, 2012.

Potential Payments Upon Termination or Change in Control

Other than Ms. Friedman, our named executive officers are not entitled to any additional payments or benefits upon termination of employment, upon a change in control of our company or upon retirement, death or disability.

If at any time before March 28, 2013, Ms. Friedman’s employment is terminated by her for Good Reason and we could not have terminated her for Cause or her employment is terminated by us without Cause, Ms. Friedman will be entitled to a cash severance in an amount equal to (x) the unpaid portion of her annual base salary from the termination date through March 28, 2013 and (y) the difference between the bonuses guaranteed to Ms. Friedman and bonuses paid to her; provided, however, that the aggregate amount of severance payable will be in no event less than 25% of her annual base salary. If at any time on or after March 28, 2013, Ms. Friedman’s employment is terminated by her for Good Reason and we could not have terminated her for Cause or her employment is terminated by us without Cause, we will pay severance to Ms. Friedman in an amount equal to 25% of her annual base salary. If Ms. Friedman’s employment is terminated other than by her for Good Reason or by us for any reason with 30 days’ notice, she is entitled to accrued but unpaid salary through the effective date of such termination. For the purpose of the employment agreement with Ms. Friedman, “Good Reason” includes (1) a material breach of the employment agreement by us or (2) a significant, sustained reduction in or adverse modification of the nature and scope of Ms. Friedman’s authority, duties and privileges, in each case only if such Good Reason has not been corrected or cured by us within 30 days after we have received written notice from Ms. Friedman of her intent to terminate her employment for Good Reason; and “Cause” includes (1) gross negligence or willful misconduct in the performance of the duties required of Ms. Friedman under the employment agreement; (2) willful conduct that Ms. Friedman knows is materially injurious to us or any of our affiliates; (3) breach of any material provision of the employment agreement; (4) Ms. Friedman’s conviction of any felony or Ms. Friedman entering into a plea bargain or settlement admitting guilt for any felony; (5) Ms. Friedman’s being the subject of any order by the Securities and Exchange Commission for any securities violation or; (6) Ms. Friedman’s discussing our fundraising efforts or any fund vehicle that has not had a final closing of commitments with any member of the press. Ms. Friedman is not entitled to any additional payments or benefits upon a change in control of our company or upon retirement, death or disability.

Ms. Friedman is subject to a covenant not to disclose our confidential information at any time and may not discuss our fundraising efforts or the name of any fund that has not had a final closing with any member of the press. Ms. Friedman is also subject to covenants not to compete with us and not to solicit our employees or customers during her employment term and for six (6) months following termination of her employment for any reason without our prior written consent. She is also subject to a covenant not to breach any confidentiality agreements or non-solicitation agreements with any former employer. We have no liability in the event that Ms. Friedman’s provision of services to us violates any non-compete provision she had with her former employer.

Founders’ Non-Competition and Non-Solicitation Agreements

The following is a description of the material terms of the non-competition agreements we have with each of our founders.

Non-Competition. Each founder agreed that during the period he is a controlling partner (as defined in the non-competition agreement) and for the period of (3) three years thereafter (the “Restricted Period”), he will not engage in any business or activity that is competitive with our business.

Non-Solicitation of Carlyle Employees. Each founder agreed that during the Restricted Period, he will not solicit any of our employees, or employees of our subsidiaries, to leave their employment with us or otherwise terminate or cease or materially modify their relationship with us, or employ or engage any such employee.

Non-Solicitation of Clients. In addition, during the Restricted Period, each founder will not solicit any of the investors of the funds we advise to invest in any funds or activities that are competitive with our businesses.

Confidentiality. During the Restricted Period, each founder is required to protect and only use “proprietary information” that relates to our business in accordance with strict restrictions placed by us on its use and disclosure. Each founder agreed that during the Restricted Period he will not disclose any of the proprietary information, except (1) as required by his duties on behalf of Carlyle or with our consent, or (2) as required by virtue of subpoena, court or governmental agency order or as otherwise required by law, or (3) to a court, mediator or arbitrator in connection with any dispute between such founder and us.

Investment Activities. During the Restricted Period, each founder has agreed that he will not pursue or otherwise seek to develop any investment opportunities under active consideration by Carlyle.

Specific Performance. In the case of any breach of the non-competition, non-solicitation, confidentiality and investment activity limitation provisions, each founder agrees that we will be entitled to seek equitable relief in the form of specific performance and injunctive relief.

Employment Agreement with Ms. Friedman

We have entered into an employment agreement with Ms. Friedman pursuant to which she serves as our chief financial officer. The employment term is indefinite and lasts until Ms. Friedman’s employment is terminated pursuant to the terms of the employment agreement.

Ms. Friedman is currently entitled to receive an annual base salary of $275,000, which may be increased from time-to-time by us. For calendar years 2011 and 2012, Ms. Friedman was entitled to a guaranteed minimum bonus of $1,725,000. For calendar years following 2012, she will be paid bonuses at our discretion. The provisions of Ms. Friedman’s employment agreement pertaining to termination of employment and covenants to which she is subject are described above under “Potential Payments Upon Termination or Change in Control.”

Director Compensation

No additional remuneration is paid to our employees or advisors for service as a director or on committees of the board of directors of our general partner. Certain of the directors of our general partner are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. In 2012, each director that is not an employee of or advisor to Carlyle received an annual cash retainer of $175,000, $125,000 of which was payable in cash and $50,000 of which was payable in the form of an annual deferred restricted common unit award, which vests on the first anniversary of the grant date. An additional $20,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2012. In 2012, each director that was not an employee of or advisor to Carlyle who was appointed to serve on the board of directors of our general partner at the time of the initial public offering received $200,000 of deferred restricted common units under our Equity Incentive Plan, which vest in equal annual installments over the following three years, subject to the recipients’ continued service as a director. In addition, each director was reimbursed for reasonable out-of-pocket expenses incurred in connection with such service.

The following table provides the director compensation for Mr. Hance and Mr. Mathias and our non-employee directors for 2012:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jay S. Fishman	$83,333	$250,008	$333,341
Lawton W. Fitt	$83,333	$250,008	$333,341
James H. Hance, Jr. (2)	$—	$—	$—
Janet Hill	$83,333	$250,008	$333,341
Edward J. Mathias (2)	$—	$—	$—
Dr. Thomas S. Robertson	$83,333	$250,008	$333,341
William J. Shaw	$96,666	$250,008	$346,674

(1)	The reference to “stock” in this table refers to deferred restricted common units. Amounts for 2012 represent the grant date fair value of stock awards granted in the year, computed in accordance with U.S. GAAP pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16 in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2012:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Jay S. Fishman	11,364	$295,805
Lawton W. Fitt	11,364	$295,805
Janet Hill	11,364	$295,805
Dr. Thomas S. Robertson	11,364	$295,805
William J. Shaw	11,364	$295,805

(a)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $26.03 per Carlyle common unit on December 31, 2012, the last trading day of 2012.

(2)	As Mr. Hance is an Operating Executive and Mr. Mathias is an employee, no additional remuneration is paid to them as directors of our general partner. Mr. Hance and Mr. Mathias’ compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of The Carlyle Group L.P. common units and Carlyle Holdings partnership units as of March 14, 2013 by each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of The Carlyle Group L.P., each of the directors and named executive officers of our general partner and all directors and executive officers of our general partner as a group. We are managed by our general partner, Carlyle Management L.L.C., and the limited partners of The Carlyle Group L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe the common units are “voting securities” as such term is defined in Rule 12b-2 under the Exchange Act.

	Common Units Beneficially Owned		Carlyle Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner (2)	Number	% of Class	Number	% of Class
William E. Conway, Jr.	—	—	46,999,644	15.4%
Daniel A. D’Aniello (3)	—	—	46,999,644	15.4%
David M. Rubenstein	—	—	46,999,644	15.4%
Jay S. Fishman (4)	5,304	*	—	—
Lawton W. Fitt (4)	5,304	*	—	—
James H. Hance, Jr.	—	—	251,380	*
Janet Hill (4)	5,304	*	—	—
Edward J. Mathias	—	—	668,302	*
Thomas S. Robertson (4)	5,304	*	—	—
William J. Shaw (4)	5,304	*	—	—
Glenn A. Youngkin (3)	—	—	5,671,088	1.9%
Adena T. Friedman	—	—	705,113	*
Jeffrey W. Ferguson	—	—	742,073	*
All executive officers and directors as a group (16 persons)	26,520	*	153,375,503	50.1%

*	Less than 1.0%
(1)	Subject to certain requirements and restrictions, the partnership units of Carlyle Holdings are exchangeable for common units of The Carlyle Group L.P. on a one-for-one basis from and after May 8, 2013 (subject to the terms of the exchange agreement). A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence— Exchange Agreement.” Beneficial ownership of Carlyle Holdings partnership units reflected in this table is presented separately from the beneficial ownership of the common units of The Carlyle Group L.P. for which such partnership units may be exchanged.
(2)	TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit of The Carlyle Group L.P. that entitles it, on those few matters that may be submitted for a vote of the common unitholders of The Carlyle Group L.P., to participate in the vote on the same basis as the common unitholders and provides it with a number of votes that is equal to the aggregate number of vested and unvested partnership units in Carlyle Holdings held by the limited partners of Carlyle Holdings on the relevant record date.
(3)	The Carlyle Holdings partnership units shown in the table above for the named executive officers and directors include the following units held for the benefit of family members with respect to which such person disclaims beneficial ownership: Mr. D’Aniello – 285,714 units held in a trust for which Mr. D’Aniello is the investment trustee and Mr. Youngkin – 142,857 units held in a trust for which Mr. Youngkin is the investment trustee.
(4)	The common units beneficially owned by the directors reflected above do not include 6,060 deferred restricted common units that will be delivered to each of Mr. Fishman, Ms. Fitt, Ms. Hill, Dr. Robertson and Mr. Shaw more than 60 days after March 1, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	16,827,235	—	13,288,151
Equity compensation plans not approved by security holders	—	—	—

Total	16,827,235	—	13,288,151

(1)	Reflects the outstanding number of our deferred restricted common units granted under the Equity Plan as of December 31, 2012.
(2)	The aggregate number of our common units and Carlyle Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 10% of the aggregate number of our common units and Carlyle Holdings partnership units outstanding on the last day of the immediately preceding fiscal year (excluding Carlyle Holdings partnership units held by The Carlyle Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of our common units and Carlyle Holdings partnership units which were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Plan should decide to increase the number of our common units and Carlyle Holdings partnership units available for future grants under the plan by a lesser amount). As of January 1, 2013, pursuant to this formula, 30,611,743 units were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reorganization

As part of the reorganization, prior to our initial public offering we effected a number of transactions as described under “Item 8. Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — 1. Organization and Basis of Presentation — Reorganization” whereby, among other things, our senior Carlyle professionals (including our inside directors and executive officers) CalPERS and Mubadala, contributed their interests in the Parent Entities to the Carlyle Holdings partnerships, and certain of our senior Carlyle professionals and other employees (including certain of our executive officers) contributed a portion of their equity interests in the general partners of our carry funds to the Carlyle Holdings partnerships, in each case, in exchange for Carlyle Holdings partnership units. Subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, these partnership units may be exchanged for The Carlyle Group L.P. common units as described under “—Exchange Agreement” below. In addition, certain pre-IPO owners of the Parent Entities, including our inside directors and executive officers, have a beneficial interest in investments in or alongside our funds that were funded by such persons indirectly through the Parent Entities. As part of the reorganization, in order to minimize the extent of third-party ownership interests in firm assets, we (i) distributed a portion of these interests (approximately $127.7 million) to the beneficial owners so that they are held directly by such persons and are no longer consolidated in our financial statements and (ii) restructured the remainder of these interests (approximately $64.1 million) so that they are reflected as non-controlling interests in our financial statements.

Tax Receivable Agreement

Limited partners of the Carlyle Holdings partnerships, may, subject to the terms of the exchange agreement and the Carlyle Holdings partnership agreements, exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis. A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. Carlyle Holdings I L.P. intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of partnership units for common units occurs, which is expected to result in increases to the tax basis of the assets of Carlyle Holdings at the time of an exchange of partnership units. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Carlyle Holdings. These increases in tax basis may reduce the amount of tax that certain of our subsidiaries, including Carlyle Holdings I GP Inc., which we refer to as, together with any successors thereto, the “corporate taxpayers,” would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The IRS may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that provides for the payment by the corporate taxpayers to such owners of 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that the corporate taxpayers realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Carlyle Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash tax savings, if any, in income tax they realize. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the assets of Carlyle Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our initial public offering and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below) or the corporate taxpayers breach any of their material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if the corporate taxpayers had exercised their right to terminate the tax receivable agreement.

We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Carlyle Holdings, the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that the corporate taxpayers realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to the corporate taxpayers by Carlyle Holdings are not sufficient to permit the corporate taxpayers to make payments under the tax receivable agreement after they have paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by the limited partners of the Carlyle Holdings partnerships.

In addition, the tax receivable agreement provides that upon certain changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.

Furthermore, the corporate taxpayers may elect to terminate the tax receivable agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the tax receivable agreement includes several assumptions, including (i) that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination, (ii) the corporate taxpayers will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) the tax rates for future years will be those specified in the law as in effect at the time of termination and (iv) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to LIBOR plus 100 basis points.

As a result of the change in control provisions and the early termination right, the corporate taxpayers could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual cash tax savings that the corporate taxpayers realize in respect of the tax attributes subject to the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

Decisions we make in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling limited partner of the Carlyle Holdings partnerships under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a limited partner of the Carlyle Holdings partnerships without giving rise to any rights of a limited partner of the Carlyle Holdings partnerships to receive payments under the tax receivable agreement.

Payments under the tax receivable agreement will be based on the tax reporting positions that we will determine. The corporate taxpayers will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings.

In the event that The Carlyle Group L.P. or any of its wholly-owned subsidiaries become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

Registration Rights Agreements

In connection with the reorganization and initial public offering we entered into a registration rights agreement with the limited partners of the Carlyle Holdings partnerships who are our personnel, including our inside directors and executive officers, pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Carlyle Holdings partnership units or common units (and other securities convertible into or exchangeable or exercisable for our common units) otherwise held by them. Under the registration rights agreement, we agreed to register the exchange of Carlyle Holdings partnership units for common units by the limited partners of the Carlyle Holdings partnerships, including certain of our directors and officers. In addition, TCG Carlyle Global Partners L.L.C., an entity wholly-owned by our senior Carlyle professionals, has the right to request that we register the sale of common units held by such persons an unlimited number of times and may require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, TCG Carlyle Global Partners L.L.C. has the ability to exercise certain piggyback registration rights in respect of common units held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us.

In addition, in accordance with the terms of the subscription agreements which govern their respective investments in our business, we entered into separate registration rights agreements with CalPERS and Mubadala.

Carlyle Holdings Partnership Agreements

The Carlyle Group L.P. is a holding partnership and, through wholly-owned subsidiaries, holds equity interests in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., which we refer to collectively as “Carlyle Holdings.” Wholly-owned subsidiaries of The Carlyle Group L.P. are the sole general partner of each of the three Carlyle Holdings partnerships. Accordingly, The Carlyle Group L.P. operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its operating entity subsidiaries, conducts our business. Through its wholly-owned subsidiaries, The Carlyle Group L.P. has unilateral control over all of the affairs and decision making of Carlyle Holdings. Furthermore, the wholly-owned subsidiaries of The Carlyle Group L.P. cannot be removed as the general partners of the Carlyle Holdings partnerships without their approval. Because our general partner, Carlyle Group Management L.L.C., operates and controls the business of The Carlyle Group L.P., the board of directors and officers of our general partner are responsible for all operational and administrative decisions of Carlyle Holdings and the day-to-day management of Carlyle Holdings’ business.

Pursuant to the partnership agreements of the Carlyle Holdings partnerships, the wholly-owned subsidiaries of The Carlyle Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Carlyle Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Carlyle Holdings pro rata in accordance with the percentages of their respective partnership interests.

Each of the Carlyle Holdings partnerships has an identical number of partnership units outstanding, and we use the terms “Carlyle Holdings partnership unit” or “partnership unit in/of Carlyle Holdings” to refer, collectively, to a partnership unit in each of the Carlyle Holdings partnerships. The holders of partnership units in Carlyle Holdings, including The Carlyle Group L.P.’s wholly-owned subsidiaries, incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Carlyle Holdings. Net profits and net losses of Carlyle Holdings generally will be allocated to its partners (including The Carlyle Group L.P.’s wholly-owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests. The partnership agreements of the Carlyle Holdings partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Carlyle Group L.P. which are the general partners of the Carlyle Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

See “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and the Grants of Plan-Based Awards in 2012—Terms of Carlyle Holdings Partnership Units—Vesting” for a discussion of vesting provisions applicable to Carlyle personnel in respect of Carlyle Holdings Partnership Units received by them in the Reorganization.

The partnership agreements of the Carlyle Holdings partnerships contain non-solicitation provisions that provide that during the term of his or her employment and for a period of one year after the effective date of his or her withdrawal, resignation or expulsion, each pre-IPO owner that is employed by us shall not, directly or indirectly, whether alone or in concert with other persons, solicit any person employed by us or our affiliates to abandon such employment, hire any person who is, or within the prior year was, employed by us or solicit any Carlyle fund investor for the purpose of obtaining funds or inducing such fund investor to make an investment which is sponsored or promoted by such person.

The partnership agreements of the Carlyle Holdings partnerships also provide that substantially all of our expenses, including substantially all expenses solely incurred by or attributable to The Carlyle Group L.P. such as expenses incurred in connection with our initial public offering but not including obligations incurred under the tax receivable agreement by The Carlyle Group L.P. or its wholly-owned subsidiaries, income tax expenses of The Carlyle Group L.P. or its wholly-owned subsidiaries and payments on indebtedness incurred by The Carlyle Group L.P. or its wholly-owned subsidiaries, are borne by Carlyle Holdings.

Exchange Agreement

In connection with the reorganization, we entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each such holder of Carlyle Holdings partnership units (and certain transferees thereof) may up to four times a year, from and after May 8, 2013 (subject to the terms of the exchange agreement), exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, Mubadala will generally be entitled to exchange Carlyle Holdings partnerships units for common units from and after May 8, 2013. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. The Carlyle Group L.P. will hold, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units equal to the number of common units that The Carlyle Group L.P. has issued. As a holder exchanges its Carlyle Holdings partnership units, The Carlyle Group L.P.’s indirect interest in the Carlyle Holdings partnerships will be correspondingly increased. The Carlyle Group L.P. common units received upon such an exchange would be subject to all restrictions, if any, applicable to the exchanged Carlyle Holdings partnership units, including minimum retained ownership requirements, vesting requirements and transfer restrictions.

Firm Use of Our Founders’ Private Aircraft

In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Conway, D’Aniello and Rubenstein. Messrs. Conway, D’Aniello and Rubenstein paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Conway, D’Aniello and Rubenstein and other of our personnel is made at market rates, which during 2012 totaled $62,633 for Mr. Conway, $44,765 for Mr. D’Aniello, and $1,256,635 for Mr. Rubenstein. We also made payments for services and supplies relating to business use flight operations to managers of the airplanes of Messrs. D’Aniello, Conway and Rubenstein, which during 2012 aggregated $1,319,553 in the case of Mr. Conway’s airplane, $1,013,803 in the case of Mr. D’Aniello’s airplane, and $4,092,548 in the case of Mr. Rubenstein’s airplane. Certain of these services were performed by one of our portfolio companies, Landmark Aviation.

As the co-founder primarily responsible for, among other things, maintaining strong relationships with and securing future commitments from Carlyle’s investors, particularly outside the United States, Mr. Rubenstein has an exceptionally rigorous travel schedule. In 2012, Mr. Rubenstein traveled extensively outside of Washington, visiting 24 countries and 31 non-U.S. cities, many of which he visited on multiple occasions.

Investments In and Alongside Carlyle Funds

Our directors and executive officers are permitted to co-invest their own capital alongside our carry funds and we encourage our professionals to do so because we believe that investing in and alongside our funds further aligns the interests of our professionals with those of our fund investors and with our own. Co-investments are investments in investment vehicles or other assets on the same terms and conditions as those available to the applicable fund, except that these co-investments are not subject to management fees or carried interest. These investments are funded with our professionals’ own “after tax” cash and not with deferral of management or incentive fees. Co- investors are responsible for their pro-rata share of partnership and other general and administrative fees and expenses. In addition, our directors and executive officers are permitted to invest their own capital directly in investment funds we advise, in most instances not subject to management fees, incentive fees or carried interest. In 2012 alone, our founders invested an aggregate of approximately $293 million in and alongside our funds. We intend to continue our co-investment program and we expect that our senior Carlyle professionals will continue to invest significant amounts of their own capital in and alongside the funds that we manage.

The amount invested in and alongside our investment funds during 2012 by our directors and executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $140,002,956 for Mr. Conway, $78,325,970 for Mr. D’Aniello, $78,693,935 for Mr. Rubenstein, $275,585 for Mr. Ferguson, $606,436 for Ms. Friedman, $1,073,867 for Mr. Marchick, $2,136,349 for Mr. Petrick and $12,275,668 for Mr. Youngkin. The amount of distributions, including profits and return of capital, to our directors and executive officers (and their family members and investment vehicles) during 2012 in respect of previous investments was $140,150,403 for Mr. Conway, $79,964,166 for Mr. D’Aniello, $78,181,612 for Mr. Rubenstein, $741,221 for Mr. Ferguson, $166,239 for Ms. Friedman, $526,523 for Mr. Marchick, $695,775 for Mr. Petrick and $14,783,406 for Mr. Youngkin. In addition, our directors and executive officers (and their family members and investment vehicles) made additional commitments to our investment funds during 2012. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to new carry funds and additional commitments to our open-end funds during 2012 of approximately $512 million, and the total unfunded commitment of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2012 was $312,207,880 for Mr. Conway, $268,385,347 for Mr. D’Aniello, $268,152,659 for Mr. Rubenstein, $2,427,242 for Mr. Ferguson, $2,300,234 for Ms. Friedman, $5,180,845 for Mr. Marchick, $8,686,918 for Mr. Petrick and $42,119,374 for Mr. Youngkin. During 2012, Mr. Arpey did not invest in any of our funds, did not receive any distributions in respect of previous investments, did not make a commitment to any of our funds and, as of December 31, 2012, did not have any unfunded commitments to any of our funds. In addition, certain members of the board of directors of our general partner are employees of Carlyle or are operating executives and also own investments in and alongside our investment funds. During 2012, Messrs. Hance and Mathias invested $740,350 and $134,331, respectively, in and alongside our investment funds and received distributions in respect of previous investments, including profits and return of capital, of $1,553,230 and $423,678, respectively. The opportunity to invest in and alongside our funds is available to all of our senior Carlyle professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. Our directors and officers may also purchase outstanding interests in our investment funds, whereupon the interests may no longer be subject to management fees or carried interest in some cases.

Other Transactions

Mr. Hance, a member of the board of directors of our general partner, is an Operating Executive of Carlyle and received, for the year ended December 31, 2012, an operating executive fee in respect of his service in such capacity of $250,000 and 251,380 Carlyle Holdings partnership units in connection with the reorganization described above. As of November 1, 2012, Mr. Hance entered into a new consulting agreement to continue to serve as an Operating Executive of Carlyle and he will receive an operating executive fee in respect of his service in such capacity of $250,000 per year.

Mr. Mathias, a member of the board of directors of our general partner, is a Managing Director of Carlyle and received total compensation in respect of his service in such capacity of $1,748,877 for the year ended December 31, 2012, which included a salary of $250,000, a bonus of $1,170,000, and he also received 668,302 Carlyle Holdings partnership units in connection with the reorganization described above. Mr. Mathias is also allocated interests in the firm’s equity pool as well as carried interest at the level of the general partners of our investment funds. For the year ended December 31, 2012, Mr. Mathias received distributions of $300,200 in respect of such equity pool and carried interest.

Mr. Arpey, who became an executive officer on March 14, 2013, had a loan outstanding to the Partnership in the amount of $1,621,251.95 during 2012. The loan was entered into when Mr. Arpey joined Carlyle in 2010 and bore interest at market rates. The loan was repaid in full on February 15, 2013.

Statement of Policy Regarding Transactions with Related Persons

The board of directors of our general partner has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to the General Counsel of our general partner any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our conflict committee or another independent body of the board of directors of our general partner. No related person transaction will be executed without the approval or ratification of our conflict committee or another independent body of the board of directors of our general partner. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Indemnification of Directors and Officers

Under our partnership agreement we generally will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts on an after tax basis: our general partner, any departing general partner, any person who is or was a tax matters partner, officer or director of our general partner or any departing general partner, any officer or director of our general partner or any departing general partner who is or was serving at the request of our general partner or any departing general partner as an officer, director, employee, member, partner, tax matters partner, agent, fiduciary or trustee of another person, any person who is named in this Annual Report on Form 10-K as being or about to become a director or a person performing similar functions of our general partner and any person our general partner in its sole discretion designates as an “indemnitee” for purposes of our partnership agreement. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. The general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable it to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted by applicable law. We also indemnify such persons to the extent they serve at our request as directors, officers, employees or other agents of any other entity, such as an investment vehicle advised by us or its portfolio companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2012 and 2011 (dollars in millions):

	Year Ended December 31, 2012
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.2	(a)	$8.9	(d)	$14.1
Audit-Related Fees	$1.4	(b)	$9.6	(e)	$11.0
Tax Fees	$2.8	(c)	$4.5	(d)	$7.3
All Other Fees	$—		$—		$—

Total	$9.4		$23.0		$32.4

	Year Ended December 31, 2011
	Carlyle		Carlyle Funds		Total
Audit Fees	$6.5	(a)	$7.1	(d)	$13.6
Audit-Related Fees	$1.7	(b)	$11.8	(e)	$13.5
Tax Fees	$1.6	(c)	$5.3	(d)	$6.9
All Other Fees	$—		$—		$—

Total	$9.8		$24.2		$34.0

(a)	Audit Fees consisted of fees for (1) the audits of the combined and consolidated financial statements of Carlyle Group included in our Registration Statement on Form S-1, as amended (SEC File No. 333-176685) and our consolidated financial statements included in this Annual Report on Form 10-K, and services required by statute or regulation; (2) reviews of interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (3) comfort letters, consents and other services related to SEC and other regulatory filings. This also includes fees for accounting consultation billed as audit services.
(b)	Audit-Related Fees consisted of due diligence in connection with acquisitions, and other audit and attest services not required by statute or regulation.
(c)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services.
(d)	Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax compliance and tax advisory services. We also use other accounting firms to provide these services.
(e)	Audit-Related Fees included assurance, merger and acquisition due diligence services provided in connection with contemplated investments by Carlyle-sponsored investment funds and attest services not required by statute or regulation. In addition, Ernst & Young provided audit, audit-related, tax and other services to certain Carlyle fund portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here. We also use other accounting firms to provide these services.

Our audit committee charter, which is available on our website at www.carlyle.com under “Public Investors”, requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, and Tax categories above were approved by the audit committee.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P., dated as of May 8, 2012, by and among Carlyle Group Management L.L.C. and the limited partners thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

4.1	Indenture dated as of January 18, 2013 among Carlyle Holdings Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on January 18, 2013).

4.2	First Supplemental Indenture dated as of January 18, 2013 among Carlyle Holdings Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on January 18, 2013).

4.3	Form of 3.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on January 18, 2013).

10.1	Amended and Restated Limited Partnership Agreement of Carlyle Holdings I L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.2	Amended and Restated Limited Partnership Agreement of Carlyle Holdings II L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.3	Amended and Restated Limited Partnership Agreement of Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.4	Exchange Agreement, dated as of May 2, 2012, among the Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

Exhibit No.	Description

10.5	Tax Receivable Agreement, dated as of May 2, 2012, by and among The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.6	Registration Rights Agreement with Senior Carlyle Professionals, dated as of May 8, 2012, by and among the Partnership, TCG Carlyle Global Partners L.L.C. and certain of the limited partners of each of the Carlyle Holdings Partnerships (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.7	Registration Rights Agreement by and among the Partnership, MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd. and Five Overseas Investment L.L.C, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.8	Registration Rights Agreement with the California Public Employees’ Retirement System, dated as of May 8, 2012, by and among by and among the Partnership and California Public Employees’ Retirement System (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.9+	Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on April 16, 2012).

10.10	Noncompetition Agreement with William E. Conway, Jr. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.11	Noncompetition Agreement with Daniel A. D’Aniello (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.12	Noncompetition Agreement with David M. Rubenstein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.13+	Amended and Restated Employment Agreement with Adena T. Friedman (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012).

Exhibit No.	Description

10.14	Note And Unit Subscription Agreement, dated as of December 16, 2010, by and among TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TCG Holdings, L.L.C., TCG Holdings Cayman, L.P., TCG Holdings II, L.P., TCG Holdings Cayman II, L.P., Fortieth Investment Company L.L.C., MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd., and Five Overseas Investment L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012).

10.15	Lease, dated January 10, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on November 7, 2011).

10.16	Lease, dated April 16, 2010, between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on November 7, 2011).

10.17	First Amendment to Deed of Lease, dated November 8, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

10.18*	Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee.

10.19	Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee(incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

10.20*	Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C as Lessee.

10.21	Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Delaware) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012.

10.22	Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Cayman Islands) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012.

Exhibit No.	Description

10.24	Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., as Parent Guarantor, the Lenders party hereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents . (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.25	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.26*	Form of Global Deferred Restricted Common Unit Agreement.

10.27+	Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.3*	Certification of the Chairman pursuant to Rule 13a – 14(a).

31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Amended and Restated Agreement of Limited Liability Company of the General Partner of the Registrant (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012).

99.2*	Section 13(r) Disclosure.

Exhibit No.	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

The Carlyle Group L.P. By: Carlyle Group Management L.L.C., its general partner

By:	/s/ Adena T. Friedman
Name: Adena T. Friedman
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2013.

Signature	Title

/s/ William E. Conway, Jr. William E. Conway, Jr.	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Chairman and Director (co-principal executive officer)

/s/ David M. Rubenstein David M. Rubenstein	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Jay S. Fishman Jay S. Fishman	Director

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Janet Hill Janet Hill	Director

/s/ Edward J. Mathias Edward J. Mathias	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Adena T. Friedman Adena T. Friedman	Chief Financial Officer (principal financial officer)

/s/ Curtis L. Buser Curtis L. Buser	Chief Accounting Officer (principal accounting officer)