Form 10-Q
period 2013-03-31
Carlyle Group L.P.
filed 2013-05-14
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of the Registrant’s common units representing limited partner interests outstanding as of May 10, 2013 was 46,109,886.

i

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Website and Social Media Disclosure

We use our website (www.carlyle.com), our corporate Facebook page (http://www.facebook.com/pages/The-Carlyle-Group/103519702981?rf=110614118958798) and our corporate Twitter account (@OneCarlyle) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this report.

Prior to the reorganization in May 2012 in connection with our initial public offering, our business was owned by four holding entities: TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. We refer to these four holding entities collectively as the “Parent Entities.” The Parent Entities were under the common ownership and control of our senior Carlyle professionals and two strategic investors that owned minority interests in our business – entities affiliated with Mubadala Development Company, an Abu-Dhabi based strategic development and investment company (“Mubadala”), and California Public Employees’ Retirement System (“CalPERS”). Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure to Carlyle Group, which was comprised of the Parent Entities and their consolidated subsidiaries and (2) after our reorganization into a holding partnership structure, to The Carlyle Group L.P. and its consolidated subsidiaries. In addition, certain individuals engaged in our businesses own interests in the general partners of our existing carry funds. Certain of these individuals contributed a portion of these interests to us as part of the reorganization. We refer to these individuals, together with the owners of the Parent Entities prior to the reorganization and our initial public offering, collectively as our “pre-IPO owners.”

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

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a) for carry funds and certain co-investment vehicles where the original investment period has not expired, the amount of limited partner capital commitments, for fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds, the amount of investor capital commitments before the first investment realization;

(b) for substantially all carry funds and certain co-investment vehicles where the original investment period has expired, the remaining amount of limited partner invested capital, and for the NGP management fee funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Investment Group L.L.C. (“Riverstone”) and certain NGP management fee funds.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$570.4	$567.1
Cash and cash equivalents held at Consolidated Funds	2,173.2	1,646.6
Restricted cash	43.4	34.5
Restricted cash and securities of Consolidated Funds	17.8	36.3
Accrued performance fees	2,598.2	2,192.5
Investments	856.2	881.2
Investments of Consolidated Funds	25,093.6	24,815.7
Due from affiliates and other receivables, net	146.6	190.7
Due from affiliates and other receivables of Consolidated Funds, net	320.7	331.8
Fixed assets, net	62.2	63.6
Deposits and other	54.4	48.4
Intangible assets, net	650.1	691.1
Deferred tax assets	64.7	67.1

Total assets	$32,651.5	$31,566.6

Liabilities and partners’ capital
Loans payable	$25.0	$886.3
3.875% senior notes due 2023	499.8	—
5.625% senior notes due 2043	398.4	—
Loans payable of Consolidated Funds	14,312.7	13,656.7
Accounts payable, accrued expenses and other liabilities	204.9	215.0
Accrued compensation and benefits	1,449.3	1,318.2
Due to affiliates	332.8	332.1
Deferred revenue	186.1	59.4
Deferred tax liabilities	70.0	61.1
Other liabilities of Consolidated Funds	1,763.7	1,385.8
Accrued giveback obligations	46.3	69.2

Total liabilities	19,289.0	17,983.8

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	3,303.9	2,887.4

Partners’ capital (common units, 43,244,180 issued and outstanding as of March 31, 2013 and December 31, 2012)	239.8	235.1
Accumulated other comprehensive loss	(5.3)	(4.8)
Partners’ capital appropriated for Consolidated Funds	565.8	838.6
Non-controlling interests in consolidated entities	7,851.3	8,264.8
Non-controlling interests in Carlyle Holdings	1,407.0	1,361.7

Total partners’ capital	10,058.6	10,695.4

Total liabilities and partners’ capital	$32,651.5	$31,566.6

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2013	2012

Revenues
Fund management fees	$231.4	$234.4
Performance fees
Realized	252.8	280.6
Unrealized	389.6	360.2

Total performance fees	642.4	640.8
Investment income (loss)
Realized	(4.2)	(0.8)
Unrealized	4.6	22.3

Total investment income (loss)	0.4	21.5
Interest and other income	2.4	2.7
Interest and other income of Consolidated Funds	268.4	211.5

Total revenues	1,145.0	1,110.9

Expenses
Compensation and benefits
Base compensation	178.5	106.1
Equity-based compensation	52.3	—
Performance fee related
Realized	108.7	34.3
Unrealized	195.0	54.8

Total compensation and benefits	534.5	195.2
General, administrative and other expenses	111.4	91.2
Interest	10.5	10.4
Interest and other expenses of Consolidated Funds	250.1	184.5
Other non-operating income	(2.4)	(4.1)

Total expenses	904.1	477.2

Other income
Net investment gains of Consolidated Funds	211.5	872.1

Income before provision for income taxes	452.4	1,505.8
Provision for income taxes	24.9	11.7

Net income	427.5	1,494.1

Net income attributable to non-controlling interests in consolidated entities	168.0	864.9

Net income attributable to Carlyle Holdings	259.5	$629.2

Net income attributable to non-controlling interests in Carlyle Holdings	225.7

Net income attributable to The Carlyle Group L.P.	$33.8

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.78

Diluted	$0.66

Weighted-average common units
Basic	43,343,268

Diluted	51,109,008

Distributions declared per common unit	$0.85

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2013	2012

Net income	$427.5	$1,494.1
Other comprehensive income (loss)
Foreign currency translation adjustments	59.8	(258.6)
Cash flow hedges
Unrealized gains (losses) for the period	0.2	(1.6)
Less: reclassification adjustment for losses included in net income	1.5	1.9
Defined benefit plans
Unrealized gains (losses) for the period	1.0	—
Less: reclassification adjustment for unrecognized losses during the period, net	0.2	—

Other comprehensive income (loss)	62.7	(258.3)

Comprehensive income	490.2	1,235.8
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	272.8	(115.6)
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(330.1)	(525.1)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	(177.2)	20.8

Comprehensive income attributable to Carlyle Holdings	255.7	$615.9

Less: Comprehensive income (loss) attributable to non-controlling interests in Carlyle Holdings	(222.4)

Comprehensive income attributable to The Carlyle Group L.P.	$33.3

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$427.5	$1,494.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.5	24.2
Amortization of deferred financing fees	0.4	0.4
Equity-based compensation	52.3	—
Non-cash performance fees	(475.0)	(478.1)
Other non-cash amounts	2.6	(4.1)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(586.5)	(1,019.4)
Realized/unrealized loss from loans payable of Consolidated Funds	387.0	158.6
Purchases of investments by Consolidated Funds	(2,934.1)	(1,586.4)
Proceeds from sale and settlements of investments by Consolidated Funds	3,181.4	2,000.5
Non-cash interest income, net	(21.4)	(16.5)
Change in cash and cash equivalents held at Consolidated Funds	679.5	(226.1)
Change in other receivables held at Consolidated Funds	26.9	25.6
Change in other liabilities held at Consolidated Funds	321.6	43.1
Investment income	16.2	(19.6)
Purchases of investments	(54.4)	(10.0)
Proceeds from the sale of investments	108.8	145.7
Purchases of trading securities	(6.2)	(5.0)
Changes in deferred taxes	11.2	7.6
Change in due from affiliates and other receivables	(3.6)	(11.9)
Change in deposits and other	2.1	(8.7)
Change in accounts payable, accrued expenses and other liabilities	(3.8)	(22.4)
Change in accrued compensation and benefits	152.0	(95.8)
Change in due to affiliates	(2.1)	(27.5)
Change in deferred revenue	128.9	111.6

Net cash provided by operating activities	1,454.8	479.9

Cash flows from investing activities
Change in restricted cash	(9.3)	—
Purchases of fixed assets, net	(5.4)	(5.1)
Purchases of intangible assets	—	(43.1)

Net cash used in investing activities	(14.7)	(48.2)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities
Borrowings under credit facility	$—	$313.1
Repayments under credit facility	(386.3)	(55.9)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—
Payments on loans payable	(475.0)	(270.0)
Net payment on loans payable of Consolidated Funds	(769.3)	(182.9)
Payments of contingent consideration	(10.0)	—
Distributions to common unitholders	(36.8)	—
Contributions from predecessor owners	—	1.1
Distributions to predecessor owners	—	(199.1)
Contributions from non-controlling interest holders	477.2	631.4
Distributions to non-controlling interest holders	(1,205.0)	(800.8)
Change in due to/from affiliates financing activities	38.5	31.2
Change in due to/from affiliates and other receivables of Consolidated Funds	52.7	107.1

Net cash used in financing activities	(1,424.6)	(424.8)

Effect of foreign exchange rate changes	(12.2)	6.7
Increase in cash and cash equivalents	3.3	13.6
Cash and cash equivalents, beginning of period	567.1	509.6

Cash and cash equivalents, end of period	$570.4	$523.2

Supplemental non-cash disclosures
Net assets related to consolidation of the CLOs	$—	$357.3

Non-cash distributions to predecessor owners	$—	$296.6

Non-cash contributions from non-controlling interest holders	$—	$73.0

Non-cash distributions to non-controlling interest holders	$—	$12.9

Reorganization:
Transfer of partners’ capital to non-controlling interests in consolidated entities	$—	$127.7

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Reorganization and Initial Public Offering

In May 2012, a series of reorganization transactions were executed to facilitate the acquisition by the Partnership of an indirect equity interest in Carlyle Group. As part of these reorganization transactions, the senior Carlyle professionals (excluding retired senior Carlyle professionals), CalPERS, and Mubadala contributed all of their interests in TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. (the “Former Parent Entities”) and senior Carlyle professionals and other individuals engaged in Carlyle’s business contributed a portion of the equity interests they owned in the general partners of Carlyle’s existing carry funds, to Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) in exchange for Carlyle Holdings partnership units.

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

In May 2012, the Partnership completed an initial public offering of 30,500,000 common units priced at $22.00 per unit. The common units are listed on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the initial public offering were approximately $615.8 million, after deducting underwriting discounts and offering expenses. The Partnership used all of the proceeds to purchase an equivalent number of newly issued Carlyle Holdings partnership units from Carlyle Holdings. As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s financial statements.

For additional information on the reorganization and initial public offering, see Note 1 to the consolidated financial statements included in the Partnership’s 2012 Annual Report on Form 10-K.

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

As of March 31, 2013, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $24.3 billion and $16.0 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of March 31, 2013, the Partnership held $53.9 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Investments	$399.1	$398.2
Receivables	107.3	43.5

Maximum Exposure to Loss	$506.4	$441.7

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 3.0% of NAV per year. Management fees for the CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

Management fees from fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. These fees are due quarterly and recognized over the related quarter.

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $15.0 million and $10.7 million for the three months ended March 31, 2013 and 2012, respectively, net of any offsets as defined in the respective partnership agreements.

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

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2013 and December 31, 2012, the Partnership has recognized $46.3 million and $69.2 million, respectively, for giveback obligations.

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

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $0.5 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $230.6 million and $184.0 million for the three months ended March 31, 2013 and 2012, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

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

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of March 31, 2013 and December 31, 2012, the Partnership had recorded

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

a liability of $1.1 billion and $912.0 million, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Investments

Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) the investments held by the Consolidated Funds (all of which are presented at fair value in the Partnership’s condensed consolidated financial statements), (iii) strategic investments made by the Partnership and (iv) certain credit-oriented investments. The valuation procedures utilized for investments of the Funds vary depending on the nature of the investment. The fair value of investments in publicly-traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $53.1 million and $59.2 million at March 31, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million and $13.0 million is included in restricted cash at March 31, 2013 and December 31, 2012, respectively. Also included in restricted cash at March 31, 2013 and December 31, 2012 is €4.4 million ($5.6 million and $5.8 million as of March 31, 2013 and December 31, 2012, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at March 31, 2013 and December 31, 2012 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $17.6 million and $35.7 million is included in restricted cash and securities of Consolidated Funds at March 31, 2013 and December 31, 2012, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips, French government securities, guaranteed investment contracts and other highly liquid asset-backed securities as collateral for specific classes of loans payable in the CLOs. As of March 31, 2013 and December 31, 2012, securities of $0.2 million and $0.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Comprehensive Loss

Comprehensive income consists of net income and other comprehensive income. The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012 were as follows:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Unrealized gains (losses) on cash flow hedge instruments	$0.1	$(0.1)
Currency translation adjustments	(4.1)	(3.3)
Unrecognized gains / losses on defined benefit plans	(1.3)	(1.4)

Total	$(5.3)	$(4.8)

Reclassification adjustments from accumulated other comprehensive loss relate to the Partnership’s cash flow hedges and the gains / losses on defined benefit plans and affect interest expense and base compensation expense, respectively, on the condensed consolidated statements of operations.

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $0.9 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncement

In December 2011, the FASB amended its guidance for offsetting financial instruments. The amended guidance, included in ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” is effective for the Partnership for its interim reporting periods beginning on or after January 1, 2013. The amended guidance requires additional disclosure about netting arrangements to enable financial statement users to evaluate the effect or potential effect of such arrangements on an entity’s financial position. The Partnership adopted this guidance as of January 1, 2013 and the adoption did not have a material impact on the Partnership’s financial statements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3.	Acquisitions

Acquisition of Vermillion

On October 1, 2012, the Partnership acquired 55% of Vermillion Asset Management, LLC and its consolidated subsidiaries, Viridian Partners, LLC, Crimson Physical Commodities Partners, LLC, Celadon Partners, LLC, and Indigo Partners, LLC, (collectively, “Vermillion”), a New York-based commodities investment manager. The purchase price consisted of $50.0 million in cash, 1,440,276 contingently issuable Carlyle Holdings partnership units, which are issuable over a period of 4.25 years based on the achievement of performance-based conditions, and performance-based contingent cash payments of up to $131.3 million, which is the maximum amount of additional cash consideration that would be paid within 5.25 years of closing. The Partnership consolidated the financial position and results of operations of Vermillion effective October 1, 2012 and accounted for this transaction as a business combination. Vermillion is included in the Partnership’s Global Market Strategies business segment.

See Note 3 to the consolidated financial statements included in the Partnership’s 2012 Annual Report on Form 10-K for additional information on the Vermillion acquisition.

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

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2013:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$756.1	$21.9	$2,573.1	$3,351.1
Bonds	—	—	909.2	909.2
Loans	—	—	13,507.4	13,507.4
Partnership and LLC interests (1)	—	—	4,002.2	4,002.2
Hedge funds	—	3,314.9	—	3,314.9
Other	—	—	8.8	8.8

	756.1	3,336.8	21,000.7	25,093.6
Trading securities	—	—	22.0	22.0
Restricted securities of Consolidated Funds	0.2	—	—	0.2

Total	$756.3	$3,336.8	$21,022.7	$25,115.8

Liabilities
Loans payable of Consolidated Funds	$—	$—	$14,312.7	$14,312.7
Interest rate swaps	—	9.2	—	9.2
Derivative instruments of the CLOs	—	—	10.3	10.3
Contingent consideration (2)	—	65.7	166.8	232.5

Total	$—	$74.9	$14,489.8	$14,564.7

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion, excluding employment-based contingent consideration (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2012:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$872.8	$32.0	$2,475.1	$3,379.9
Bonds	—	—	934.2	934.2
Loans	—	—	13,290.1	13,290.1
Partnership and LLC interests (1)	—	—	4,315.5	4,315.5
Hedge funds	—	2,888.7	—	2,888.7
Other	—	—	7.3	7.3

	872.8	2,920.7	21,022.2	24,815.7
Trading securities	—	—	20.0	20.0
Restricted securities of Consolidated Funds	0.6	—	—	0.6

Total	$873.4	$2,920.7	$21,042.2	$24,836.3

Liabilities
Loans payable of Consolidated Funds	$—	$—	$13,656.7	$13,656.7
Interest rate swaps	—	10.5	—	10.5
Derivative instruments of the CLOs	—	—	15.8	15.8
Contingent consideration (2)	—	57.6	186.7	244.3

Total	$—	$68.1	$13,859.2	$13,927.3

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion, excluding employment-based contingent consideration (see Note 9).

Transfers from Level II to Level I during the three months ended March 31, 2013 were due to the expiration of transferability restrictions on certain securities that were classified as Level II at December 31, 2012.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Three Months Ended March 31, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total

Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$21,042.2
Transfers out (1)	(4.3)	—	—	—	—	—	(4.3)
Purchases	68.1	175.2	2,255.5	88.4	—	—	2,587.2
Sales	(44.5)	(209.4)	(593.5)	(240.0)	—	—	(1,087.4)
Settlements	—	—	(1,418.4)	—	—	—	(1,418.4)
Realized and unrealized gains (losses), net	78.7	9.2	(26.3)	(161.7)	1.5	2.0	(96.6)

Balance, end of period	$2,573.1	$909.2	$13,507.4	$4,002.2	$8.8	$22.0	$21,022.7

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$124.5	$21.7	$121.8	$69.9	$(8.1)	$2.0	$331.8

	Financial Assets Three Months Ended March 31, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total

Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of funds	25.2	262.6	2,256.4	—	—	—	2,544.2
Transfers out (1)	(125.4)	—	—	—	—	—	(125.4)
Purchases	21.9	72.5	1,349.1	161.0	—	—	1,604.5
Sales	(94.3)	(60.4)	(595.3)	(89.6)	(1.7)	—	(841.3)
Settlements	—	—	(711.0)	—	—	—	(711.0)
Realized and unrealized gains (losses), net	165.3	45.0	298.5	(120.9)	(7.5)	1.8	382.2

Balance, end of period	$1,861.6	$876.7	$12,750.3	$4,149.1	$11.6	$32.4	$19,681.7

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$381.1	$32.9	$198.3	$174.6	$(4.1)	$1.8	$784.6

(1)	Transfers out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Liabilities Three Months Ended March 31, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Total

Balance, beginning of period	$13,656.7	$15.8	$186.7	$13,859.2
Borrowings	1,236.4	—	—	1,236.4
Paydowns	(820.7)	—	(10.0)	(830.7)
Sales	—	0.1	—	0.1
Realized and unrealized (gains) losses, net	240.3	(5.6)	(9.9)	224.8

Balance, end of period	$14,312.7	$10.3	$166.8	$14,489.8

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$354.2	$(6.6)	$(9.9)	$337.7

	Financial Liabilities Three Months Ended March 31, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total

Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of funds	2,215.8	4.6	—	—	2,220.4
Borrowings	490.1	—	—	—	490.1
Paydowns	(182.9)	—	(260.0)	(0.7)	(443.6)
Realized and unrealized (gains) losses, net	241.7	0.2	(2.5)	2.0	241.4

Balance, end of period	$12,454.6	$4.8	$—	$170.5	$12,629.9

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$153.2	$3.9	$—	$(0.8)	$156.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2013:

(Dollars in millions)	Fair Value at March 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,412.5	Comparable Multiple	LTM EBITDA Multiple	5.6x - 14.0x (10.6x)
	76.4	Comparable Multiple	Price Earnings Multiple	(13.1x)
	15.6	Comparable Multiple	Book Value Multiple	(1.0x)
	25.3	Consensus Pricing	Indicative Quotes ($ per Share)	(1)
	43.3	Discounted Cash Flow	Discount Rate	7% - 11% (9%)
			Exit Cap Rate	5% - 8% (7%)
Bonds	909.2	Consensus Pricing	Indicative Quotes (% of Par)	(96)
Loans	13,244.5	Consensus Pricing	Indicative Quotes (% of Par)	(95)
	262.9	Market Yield Analysis	Market Yield	8% - 18% (10%)
Partnership and LLC interests	4,002.2	NAV of Underlying Fund (1)	N/A	N/A
Other	8.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)

	$21,000.7
Trading securities and other	13.1	Dealer Pricing	Indicative Quotes (% of Par)	(95)
	6.2	Comparable Multiple	LTM EBITDA Multiple	(5.7x)
	2.7	Discounted Cash Flow	Discount Rate	(7%)

Total	$21,022.7

Liabilities
Loans payable of Consolidated Funds
Senior secured notes	$13,204.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	(3%)
			Default Rates	(3%)
			Recovery Rates	(59%)
			Indicative Quotes (% of Par)	(95)
Subordinated notes and preferred shares	1,102.3	Discounted Cash Flow with Consensus Pricing	Discount Rates	(21%)
			Default Rates	(3%)
			Recovery Rates	(55%)
			Indicative Quotes (% of Par)	(52)
Combination notes	6.3	Consensus Pricing	Indicative Quotes (% of Par)	(100)

Derivative instruments of Consolidated Funds	10.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(8)
Contingent cash consideration (2)	166.8	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	13% - 100% (89%)
			Discount Rate	2% - 32% (16%)

Total	$14,489.8

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2012:

(Dollars in millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,311.5	Comparable Multiple	LTM EBITDA Multiple	5.6x - 13.5x (9.7x)
	69.4	Comparable Multiple	Price Earnings Multiple	(13.5x)
	15.4	Comparable Multiple	Book Value Multiple	(1.0x)
	33.8	Consensus Pricing	Indicative Quotes ($ per Share)	(10)
	45.0	Discounted Cash Flow	Discount Rate	9% - 15% (11%)
			Exit Cap Rate	6% - 8% (7%)
Bonds	934.2	Consensus Pricing	Indicative Quotes (% of Par)	(94)
Loans	12,952.9	Consensus Pricing	Indicative Quotes (% of Par)	(94)
	337.2	Market Yield Analysis	Market Yield	7% - 18% (10%)
Partnership and LLC interests	4,315.5	NAV of Underlying Fund (1)	N/A	N/A
Other	7.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)

	$21,022.2
Trading securities and other	11.2	Dealer Pricing	Indicative Quotes (% of Par)	(83)
	6.2	Comparable Multiple	LTM EBITDA Multiple	(5.6x)
	2.6	Discounted Cash Flow	Discount Rate	(7%)

Total	$21,042.2

Liabilities
Loans payable of Consolidated Funds
Senior secured notes	$12,658.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	(4%)
			Default Rates	(3%)
			Recovery Rates	(58%)
			Indicative Quotes (% of Par)	(93)
Subordinated notes and preferred shares	996.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	(29%)
			Default Rates	(3%)
			Recovery Rates	(53%)
			Indicative Quotes (% of Par)	(42)
Combination notes	1.4	Consensus Pricing	Indicative Quotes (% of Par)	(96)
Derivative instruments of Consolidated Funds	15.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(6)
Contingent cash consideration (2)	186.7	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	32% - 100% (79%)
			Discount Rate	2% - 35% (17%)

Total	$13,859.2

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

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

5.	Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Corporate Private Equity	$1,928.9	$1,667.3
Global Market Strategies	145.5	69.5
Real Assets	294.0	250.1
Solutions	229.8	205.6

Total	$2,598.2	$2,192.5

Approximately 61% of accrued performance fees at March 31, 2013 and December 31, 2012, are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Corporate Private Equity	$(9.8)	$(18.9)
Global Market Strategies	(1.4)	(2.1)
Real Assets	(35.1)	(48.2)

Total	$(46.3)	$(69.2)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Corporate Private Equity	$434.7	$464.5
Global Market Strategies	108.5	45.5
Real Assets	63.0	105.5
Solutions	36.2	25.3

Total	$642.4	$640.8

Approximately 53% ($338.5 million) of performance fees for the three months ended March 31, 2013 are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $188.3 million and $209.7 million, respectively, for the three months ended March 31, 2013.

Approximately 62% ($397.5 million) of performance fees for the three months ended March 31, 2012 are related to Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $81.5 million, $287.1 million and $93.2 million, respectively, for the three months ended March 31, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6.	Investments

Investments consist of the following:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Equity-method investments, excluding accrued performance fees	$828.7	$855.1
Trading securities and other investments	27.5	26.1

Total investments	$856.2	$881.2

Strategic Investment in NGP

On December 20, 2012, the Partnership entered into separate purchase agreements with ECM Capital, L.P. and Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”), pursuant to which the Partnership agreed to invest in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). NGP is an Irving, Texas-based energy investor.

The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 47.5% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 7.5% of the carried interest received by such fund general partners. In addition, following the termination of the investment period of the NGP Natural Resources X, L.P. fund (“NGP X”), the Partnership will pay $7.5 million to acquire an additional 7.5% equity interest in NGP Management that, together with the initial interests described above, will entitle the Partnership to an allocation of income equal to 55% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

be payable partly in cash and partly by a promissory note issued by the Partnership, if the performance conditions are met. The contingent consideration is payable from 2015 through 2018, depending on NGP’s achievement of certain business performance goals.

The Partnership also entered into a senior advisor consulting agreement with the chief executive officer of NGP and granted deferred restricted common units to a group of NGP personnel who are providing the Partnership with consulting services.

The Partnership accounts for its investment in NGP Management under the equity method of accounting. The Partnership recorded its investment in NGP Management initially at cost, excluding any elements in the transaction that were deemed to be compensatory arrangements to NGP personnel. The Carlyle Holdings partnership units issued in the transaction, the contingently issuable Carlyle Holdings partnership units, and the deferred restricted common units were deemed to be compensatory arrangements; these elements are recognized as an expense under applicable U.S. GAAP.

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. For the three months ended March 31, 2013, the Partnership recognized $1.0 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $16.2 million less $17.2 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences. The Partnership’s basis differences based on the underlying net assets of the entity were $244.9 million and $259.8 million as of March 31, 2013 and December 31, 2012, respectively; these differences are amortized over a period of ten years.

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated but in which the Partnership exerts significant influence. Investments are related to the following segments:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Corporate Private Equity	$245.0	$251.6
Global Market Strategies	19.7	18.0
Real Assets	564.0	585.5

Total	$828.7	$855.1

The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of March 31, 2013 and for the three months then ended, no individual equity method investment held by the Partnership was significant based on the disclosure criteria.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Income (loss) from equity investments	$(2.8)	$21.5
Income from trading securities	3.3	2.1
Other investment loss	(0.1)	(2.1)

Total	$0.4	$21.5

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Corporate Private Equity	$12.9	$19.9
Global Market Strategies	1.1	0.8
Real Assets	(16.8)	0.8

Total	$(2.8)	$21.5

Trading Securities and Other Investments

Trading securities and other investments as of March 31, 2013 and December 31, 2012 primarily consisted of $27.5 million and $26.1 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds

On February 14, 2013 and March 28, 2013, the Partnership formed two new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of March 31, 2013, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $1.9 billion.

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Interest income from investments	$230.6	$184.0
Other income	37.8	27.5

Total	$268.4	$211.5

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Gains from investments of Consolidated Funds	$599.4	$1,031.1
Losses from liabilities of CLOs	(386.9)	(159.2)
Gains (losses) on other assets of CLOs	(1.0)	0.2

Total	$211.5	$872.1

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Realized gains	$477.9	$215.1
Net change in unrealized gains	121.5	816.0

Total	$599.4	$1,031.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7.	Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Acquired contractual rights	$793.2	$797.7
Acquired trademarks	6.8	6.8
Accumulated amortization	(186.7)	(150.4)

Finite-lived intangible assets, net	613.3	654.1
Goodwill	36.8	37.0

Intangible assets, net	$650.1	$691.1

The following table summarizes the changes in the carrying amount of goodwill, by segment as of March 31, 2013. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)

Balance as of December 31, 2012	$28.0	$9.0	$37.0
Foreign currency translation	—	(0.2)	(0.2)

Balance as of March 31, 2013	$28.0	$8.8	$36.8

Intangible asset amortization expense was $37.0 million and $18.7 million for the three months ended March 31, 2013 and 2012, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2013 through 2017 and thereafter (Dollars in millions):

2013	$110.7
2014	97.0
2015	93.1
2016	87.3
2017	82.9
Thereafter	183.1

$654.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8.	Borrowings

The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following:

	As of March 31, 2013		As of December 31, 2012
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Revolving Credit Facility	$—	$—	$386.3	$386.3
Term Loan Due 9/30/2016	25.0	25.0	500.0	500.0
3.875% Senior Notes Due 2/01/2023	500.0	499.8	—	—
5.625% Senior Notes Due 3/30/2043	400.0	398.4	—	—

	$925.0	$923.2	$886.3	$886.3

Senior Credit Facility

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at March 31, 2013). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014. The remaining outstanding principal amount under the term loan is payable on September 30, 2016. Total interest expense under the senior credit facility was $4.2 million and $6.7 million for the three months ended March 31, 2013 and 2012, respectively. As a result of this prepayment, the Partnership also expensed $1.9 million of deferred financing costs in interest expense upon the early extinguishment of the debt. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2013 and December 31, 2012 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

3.875% Senior Notes

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $4.0 million for the three months ended March 31, 2013. At March 31, 2013, the fair value of the notes approximated par value and is classified as Level III within the fair value hierarchy.

5.625% Senior Notes

In March 2013, an indirect finance subsidiary of the Partnership issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 40 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes for the three months ended March 31, 2013 was not material. At March 31, 2013, the fair value of the notes approximated par value and is classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership entered into the following interest rate swaps to fix the base LIBOR interest rate on its term loan borrowings:

•	In March 2008, with a notional amount of $47.8 million at March 31, 2013 that amortizes through August 20, 2013, and

•	In December 2011, with a notional amount of $452.2 million at March 31, 2013 that amortizes through September 30, 2016.

In the first quarter of 2013, $475.0 million of term loan principal was prepaid. As a result of these term loan prepayments, the two interest rate swaps no longer qualify for cash flow hedge accounting due to ineffectiveness; the interest rate swaps will be accounted for prospectively as freestanding derivative instruments recorded at fair value each period with changes in fair value recorded through earnings. The pre-existing hedge losses included in accumulated other comprehensive loss for these interest rate swaps of $8.8 million will be reclassified into earnings as the original forecasted transactions affect earnings.

In March 2013, the Partnership entered into a third interest rate swap with an initial notional amount of $427.2 million that amortizes through September 30, 2016. This interest rate swap will be accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including among other items, maintenance of a minimum amount of management fee earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2013.

Loans Payable of Consolidated Funds

Loans payable of Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities and are included in loans payable of Consolidated Funds in the condensed consolidated balance sheets.

As of March 31, 2013 and December 31, 2012, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,838.4	$13,204.1	1.31%		8.96
Subordinated notes, Income notes and Preferred shares	1,084.8	1,102.3	N/A	(a)	8.30
Combination notes	5.2	6.3	N/A	(b)	11.90

Total	$14,928.4	$14,312.7

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

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2013 and December 31, 2012, the fair value of the CLO assets was $16.4 billion and $15.7 billion, respectively.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. The liquidity facilities in aggregate allow for a maximum borrowing of $12.8 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility as of March 31, 2013 and December 31, 2012.

9.	Contingent Consideration

The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended March 31, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent cash and other consideration payable to non- Carlyle personnel
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration		Total
	(Dollars in millions)

Balance, beginning of period	$158.6	$57.6	$96.2	$28.1	$340.5
Change in carrying value	(11.7)	8.1	10.7	1.8	8.9
Payments	(9.3)	—	—	(0.7)	(10.0)

Balance, end of period	$137.6	$65.7	$106.9	$29.2	$339.4

The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are senior Carlyle professionals has been recorded in due to affiliates in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The amount of employment-based contingent cash consideration payable to the sellers who are senior Carlyle professionals has been recorded as accrued compensation and benefits in the accompanying condensed consolidated balance sheets. For periods prior to the reorganization and initial public offering in May 2012, the change in the value of this contingent consideration was recorded in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the value of these amounts are recorded as compensation expense in the condensed consolidated statements of operations.

The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating expenses in the condensed consolidated statements of operations.

The fair values of the performance-based contingent cash consideration were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of March 31, 2013 and December 31, 2012, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of March 31, 2013 and December 31, 2012.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management and the amount payable if the Partnership elects to exercise its options related to NGP:

	As of March 31, 2013
	Hedge Fund Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
	(Dollars in millions)
Performance-based contingent cash consideration	$363.3	$183.0	$546.3	$166.8
Employment-based contingent cash consideration	300.7	45.0	345.7	106.9
Options to acquire additional investments in NGP (2)	—	97.2	97.2	—

Total maximum cash obligations	$664.0	$325.2	$989.2	$273.7

(1) –	On the condensed consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the $65.7 million liability that has been recognized on the condensed consolidated financial statements for performance-based contingent equity consideration.
(2) –	Refer to Note 6 for more information.

Some of the employment-based contingent cash consideration agreements do not contain provisions limiting the amount that could be paid by the Partnership. For purposes of the table above, the Partnership has used its current estimate of the amount to be paid upon the determination dates for such payments. In the condensed consolidated financial statements, the Partnership records the performance-based contingent cash consideration from business acquisitions at fair value at each reporting period. For the employment-based contingent cash consideration, the Partnership accrues the compensation liability over the implied service period. If the Partnership exercises the options to acquire additional investments in NGP, the amount paid will be included in the carrying value of its equity-method investment in NGP at such time.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10.	Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Accrued performance fee-related compensation	$1,089.9	$912.0
Accrued bonuses	113.2	188.5
Employment-based contingent cash consideration	106.9	96.2
Other	139.3	121.5

Total	$1,449.3	$1,318.2

11.	Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2013 (Dollars in millions):

Unfunded
Commitments

Corporate Private Equity	$1,887.9
Global Market Strategies	221.1
Real Assets	187.3

$2,296.3

Of the $2.3 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.1 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.25% weighted-average rate at March 31, 2013). As of March 31, 2013 and December 31, 2012, approximately $10.7 million and $10.8 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2013 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the condensed consolidated financial statements.

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its corporate private equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

fulfill such obligations. At March 31, 2013 and December 31, 2012, $13.2 million and $13.0 million, respectively, were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $46.3 million at March 31, 2013, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2013. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $19.9 million and $32.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2013 and December 31, 2012, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $305.3 million and $309.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2013 and December 31, 2012, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2013, the Partnership repaid $14.0 million of giveback obligations to certain funds. This amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized this liability as an unrealized performance fee loss. As a result of the giveback repayment, the Partnership reclassified this amount to a realized performance fee loss for the three months ended March 31, 2013.

If, at March 31, 2013, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2013 through 2021. These leases are accounted for as operating leases. Rent expense was approximately $12.2 million for the three months ended March 31, 2013 and 2012, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2013	$34.4
2014	43.7
2015	39.7
2016	30.9
2017	29.7
Thereafter	124.7

$303.1

Total minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2013 were $10.2 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $32.4 million and $30.1 million as of March 31, 2013 and December 31, 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. The U. S. District Court for the District of Massachusetts has not set a schedule for class certification proceedings.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

First, on July 13, 2009, a former shareholder of CCC, claiming to have lost $20.0 million, filed a claim against CCC, Carlyle and certain affiliates and one of the Partnership’s officers (Huffington v. TC Group L.L.C., et al.) alleging violations of Massachusetts “blue sky” law provisions relating to material misrepresentations and omissions allegedly made during and after the marketing of CCC. The plaintiff sought treble damages, interest, expenses, attorney’s fees and to have the subscription agreement deemed null and void and to receive a full refund of the investment. In March 2010, the United States District Court for the District of Massachusetts dismissed the plaintiff’s complaint on the grounds that it should have been filed in Delaware instead of Massachusetts based on the forum selection provision in the plaintiff’s subscription agreement. The plaintiff subsequently filed a notice of appeal to the United States Court of Appeals for the First Circuit. The plaintiff lost his appeal to the First Circuit and filed a new claim in Delaware State Court. The Delaware State Court granted in part and denied in part defendants’ motion to dismiss, which was converted to a motion for summary judgment. The plaintiff has since dismissed his claim without any monetary compensation, in exchange for Carlyle’s dismissal of its counterclaim against him for violation of the forum selection clause.

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal. The appeal was heard by the Delaware Supreme Court on May 1, 2013.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle is now in the process of producing relevant documents to the plaintiffs, who have told the Royal Court of Guernsey that they intend to amend their pleading after receiving and reviewing the documents. A schedule for the case will be set after that amended complaint is filed. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

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

Other Contingencies

From 2007 to 2009, a Luxembourg subsidiary of Carlyle Europe Real Estate Partners, L.P. (“CEREP I”), a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97.0 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued formal notices of assessment to certain of those subsidiaries, in each case, disallowing deductions of certain capital losses claimed with respect to the reorganization of the Italian subsidiaries. If unchallenged, the disallowance of such deductions would increase the aggregate amount owed by such subsidiaries by approximately €25.5 million of income tax, €28.5 million of penalties and €4.9 million of interest (through May 2013) for a total of approximately €59.0 million. CEREP I has a limited period of time during which it may challenge or negotiate a settlement of these amounts and may be required to post collateral up to the full €59.0 million allegedly owed in order to initiate such a challenge. It is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the Italian tax assessment. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its condensed consolidated financial statements. As of March 31, 2013, CEREP I had accrued €50.0 million ($64.1 million as of March 31, 2013) related to this contingency, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

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

The Partnership considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Balance, beginning of period	$13.6	$15.2
Compensation expense	0.6	2.2
Contract termination costs	(0.1)	0.2
Costs paid or settled	(2.2)	(1.3)

Balance, end of period	$11.9	$16.3

12.	Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Unbilled receivable for giveback obligations from current and former employees	$19.9	$32.8
Notes receivable and accrued interest from affiliates	7.4	10.0
Other receivables from unconsolidated funds and affiliates, net	119.3	147.9

Total	$146.6	$190.7

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 5.63% as of March 31, 2013. The accrued and charged interest to the affiliates was not significant for any period presented.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Due to Affiliates

The Partnership had the following due to affiliates balances at March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Due to affiliates of Consolidated Funds	$44.7	$42.1
Due to non-consolidated affiliates	34.8	27.8
Performance-based contingent cash and equity consideration related to acquisitions	203.3	216.2
Amounts owed under the tax receivable agreement	36.5	34.9
Other	13.5	11.1

Total	$332.8	$332.1

The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related to the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units.

Other Related Party Transactions

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $2.7 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

13.	Income Taxes

The Partnership is organized primarily as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any tax on such income is the responsibility of the unitholders and is paid at that level. The Partnership’s income tax expense was $24.9 million and $11.7 million for the three months ended March 31, 2013 and 2012, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2013, the Partnership’s U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2012. Foreign tax returns are generally subject to audit from 2005 to 2012. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

14.	Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)

Non-Carlyle interests in Consolidated Funds	$7,544.1	$7,963.9
Non-Carlyle interests in majority-owned subsidiaries	224.7	228.1
Non-controlling interest in AlpInvest	33.0	28.9
Non-controlling interest in carried interest and cash held for carried interest distributions	49.5	43.9

Non-controlling interests in consolidated entities	$7,851.3	$8,264.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Non-Carlyle interests in Consolidated Funds	$227.1	$772.2
Non-Carlyle interests in majority-owned subsidiaries	3.5	7.4
Non-controlling interest in carried interest and cash held for carried interest distributions	17.3	1.0

Net income attributable to other non-controlling interests in consolidated entities	247.9	780.6
Net income (loss) attributable to partners’ capital appropriated for CLOs	(257.1)	105.1
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	177.2	(20.8)

Non-controlling interests in income of consolidated entities	$168.0	$864.9

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented.

15.	Earnings Per Common Unit

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

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2013
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	43,343,268	43,343,268
Unvested deferred restricted common units	—	5,393,646
Contingently issuable Carlyle Holdings Partnership units	—	2,372,094

Weighted-average common units outstanding	43,343,268	51,109,008

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units for which issuance of the related common units is deferred until May 2013.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units.

Included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road and Vermillion acquisitions. For purposes of

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

determining the dilutive weighted-average common units, it is assumed that March 31, 2013 represents the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 226,419,959 of vested and unvested Carlyle Holdings partnership units for the three months ended March 31, 2013 were antidilutive, and therefore have been excluded.

Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended March 31, 2013
	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$33,800,000	$33,800,000

Weighted-average common units outstanding	43,343,268	51,109,008

Net income per common unit	$0.78	$0.66

16.	Equity-Based Compensation

In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of new equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2013, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 30,611,743.

Unvested Carlyle Holdings Partnership Units

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 7.5%. For the three months ended March 31, 2013, the Partnership recorded $39.0 million in equity-based compensation expense associated with these awards. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

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

As of March 31, 2013, the total unrecognized compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $931.5 million, which is expected to be recognized over a weighted-average term of 5.1 years.

Deferred Restricted Common Units

The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. For the three months ended March 31, 2013, the Partnership recorded $12.3 million in equity-based compensation expense, with $0.8 million of corresponding deferred tax benefits. As of March 31, 2013, the total unrecognized compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $298.7 million, which is expected to be recognized over a weighted-average term of 4.9 years.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months ended March 31, 2013.

Phantom Deferred Restricted Common Units

The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the three months ended March 31, 2013, the Partnership recorded $1.0 million in compensation expense associated with these awards, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The tax benefits recognized from these awards was not material during the period. As of March 31, 2013, the total unrecognized compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $7.2 million, which is expected to be recognized over a weighted-average term of 2.1 years.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2013 and a summary of changes during the three months ended March 31, 2013, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value

Balance, December 31, 2012	57,850,299	$22.12	16,707,028	$22.12	334,614	$22.00
Granted	—	$—	1,207,960	$31.90	—	$—
Forfeited	—	$—	311,662	$22.00	7,616	$22.00

Balance, March 31, 2013	57,850,299	$22.12	17,603,326	$22.80	326,998	$22.00

17.	Segment Reporting

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

Solutions – The Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, AlpInvest, ESG and Vermillion. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Also, for periods prior to the reorganization and initial public offering in May 2012, ENI also differed from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that ENI reflected a charge for compensation, bonuses and performance fee compensation attributable to Carlyle partners. Subsequent to the reorganization and initial public offering, these compensation charges are included in both ENI and income (loss) before provision for income taxes computed in accordance with U.S. GAAP.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments as of and for the three months ended March 31, 2013:

	March 31, 2013 and the Three Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$108.3	$66.3	$47.0	$18.5	$240.1
Portfolio advisory fees, net	4.1	0.2	0.3	—	4.6
Transaction fees, net	10.4	—	—	—	10.4

Total fund level fee revenues	122.8	66.5	47.3	18.5	255.1
Performance fees
Realized	212.3	24.1	11.0	1.5	248.9
Unrealized	207.6	64.3	49.5	21.3	342.7

Total performance fees	419.9	88.4	60.5	22.8	591.6
Investment income (loss)
Realized	1.8	1.9	(13.0)	—	(9.3)
Unrealized	2.8	5.1	4.5	(0.1)	12.3

Total investment income	4.6	7.0	(8.5)	(0.1)	3.0
Interest and other income	1.0	1.1	0.3	—	2.4

Total revenues	548.3	163.0	99.6	41.2	852.1

Segment Expenses
Compensation and benefits
Direct base compensation	55.0	25.7	17.9	9.4	108.0
Indirect base compensation	20.0	4.8	7.5	1.3	33.6
Equity-based compensation	1.5	0.4	0.6	0.1	2.6
Performance fee related
Realized	101.6	9.7	(4.9)	1.0	107.4
Unrealized	83.6	6.2	23.6	16.1	129.5

Total compensation and benefits	261.7	46.8	44.7	27.9	381.1
General, administrative, and other indirect expenses	39.0	9.5	10.4	3.4	62.3
Depreciation and amortization expense	3.5	1.2	1.1	0.5	6.3
Interest expense	4.9	1.5	1.6	0.5	8.5

Total expenses	309.1	59.0	57.8	32.3	458.2

Economic Net Income	$239.2	$104.0	$41.8	$8.9	$393.9

Fee Related Earnings	$(0.1)	$24.5	$8.5	$3.3	$36.2

Net Performance Fees	$234.7	$72.5	$41.8	$5.7	$354.7

Realized Net Performance Fees	$110.7	$14.4	$15.9	$0.5	$141.5

Investment Income (Loss)	$4.6	$7.0	$(8.5)	$(0.1)	$3.0

Distributable Earnings	$112.4	$40.8	$11.4	$3.8	$168.4

Segment assets as of March 31, 2013	$2,740.3	$1,054.2	$970.7	$367.3	$5,132.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$123.9	$48.6	$36.6	$16.3	$225.4
Portfolio advisory fees, net	7.0	0.7	0.3	—	8.0
Transaction fees, net	1.6	—	1.1	—	2.7

Total fund level fee revenues	132.5	49.3	38.0	16.3	236.1
Performance fees
Realized	223.0	32.4	23.2	3.2	281.8
Unrealized	241.3	12.7	82.4	13.3	349.7

Total performance fees	464.3	45.1	105.6	16.5	631.5
Investment income
Realized	0.8	1.3	—	—	2.1
Unrealized	14.5	3.7	3.0	—	21.2

Total investment income	15.3	5.0	3.0	—	23.3
Interest and other income	1.4	0.6	0.4	0.2	2.6

Total revenues	613.5	100.0	147.0	33.0	893.5

Segment Expenses
Compensation and benefits
Direct base compensation	55.3	19.7	18.2	8.0	101.2
Indirect base compensation	20.8	4.9	6.4	1.0	33.1
Performance fee related
Realized	117.6	17.8	0.9	2.8	139.1
Unrealized	132.0	9.7	5.9	10.0	157.6

Total compensation and benefits	325.7	52.1	31.4	21.8	431.0
General, administrative, and other indirect expenses	34.8	7.3	11.7	1.6	55.4
Depreciation and amortization expense	3.2	0.8	1.0	0.2	5.2
Interest expense	5.9	1.7	1.9	0.3	9.8

Total expenses	369.6	61.9	46.0	23.9	501.4

Economic Net Income	$243.9	$38.1	$101.0	$9.1	$392.1

Fee Related Earnings	$13.9	$15.5	$(0.8)	$5.4	$34.0

Net Performance Fees	$214.7	$17.6	$98.8	$3.7	$334.8

Realized Net Performance Fees	$105.4	$14.6	$22.3	$0.4	$142.7

Investment Income	$15.3	$5.0	$3.0	$—	$23.3

Distributable Earnings	$120.1	$31.4	$21.5	$5.8	$178.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)

Revenues	$852.1	$268.4	$24.5	(a)	$1,145.0
Expenses	$458.2	$333.2	$112.7	(b)	$904.1
Other income	$—	$212.6	$(1.1	) (c)	$211.5
Economic net income	$393.9	$147.8	$(89.3	) (d)	$452.4
Total assets	$5,132.5	$27,609.9	$(90.9	) (e)	$32,651.5

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)

Revenues	$893.5	$211.5	$5.9	(a)	$1,110.9
Expenses	$501.4	$220.2	$(244.4	) (b)	$477.2
Other income	$—	$870.5	$1.6	(c)	$872.1
Economic net income	$392.1	$861.8	$251.9	(d)	$1,505.8

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions or are excluded from the segment results, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and AlpInvest which were included in Revenues in the Partnership’s segment reporting.

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and AlpInvest as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2013	2012

Partner compensation	$—	$(271.0)
Equity-based compensation issued in conjuction with the initial public offering and strategic investments	52.1	—
Acquisition related charges and amortization of intangibles	62.5	24.1
Losses associated with debt refinancing activities	1.9	—
Other non-operating expenses	(2.4)	(4.1)
Severance and lease terminations	0.5	2.4
Non-Carlyle economic interests in acquired business	78.9	38.0
Other adjustments	0.9	(0.2)
Elimination of expenses of Consolidated Funds	(81.7)	(33.6)

	$112.7	$(244.4)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended March 31,
	2013	2012

Income before provision for income taxes	$452.4	$1,505.8
Adjustments:

Partner compensation (1)	—	(271.0)
Equity-based compensation issued in conjuction with the initial public offering and strategic investments	52.1	—
Acquisition related charges and amortization of intangibles	62.5	24.1
Losses associated with debt refinancing activities	1.9	—
Other non-operating (income) expenses	(2.4)	(4.1)
Net income attributable to non-controlling interests in Consolidated entities	(168.0)	(864.9)
Provision for income taxes attributable to non-controlling interests in Consolidated entities	(6.0)	—
Severance and lease terminations	0.5	2.4
Other adjustments	0.9	(0.2)

Economic Net Income	$393.9	$392.1

Net performance fees (2)	354.7	334.8
Investment income (2)	3.0	23.3

Fee Related Earnings	$36.2	$34.0

Realized performance fees, net of related compensation	141.5	142.7
Investment income (loss) - realized	(9.3)	2.1

Distributable Earnings	$168.4	$178.8

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$252.8	$(3.9)	$248.9
Unrealized	389.6	(46.9)	342.7

Total performance fees	642.4	(50.8)	591.6
Performance fee related compensation expense
Realized	108.7	(1.3)	107.4
Unrealized	195.0	(65.5)	129.5

Total performance fee related compensation expense	303.7	(66.8)	236.9
Net performance fees
Realized	144.1	(2.6)	141.5
Unrealized	194.6	18.6	213.2

Total net performance fees	$338.7	$16.0	$354.7

Investment income (loss)
Realized	$(4.2)	$(5.1)	$(9.3)
Unrealized	4.6	7.7	12.3

Total investment income (loss)	$0.4	$2.6	$3.0

	Three Months Ended March 31, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$280.6	$1.2	$281.8
Unrealized	360.2	(10.5)	349.7

Total performance fees	640.8	(9.3)	631.5
Performance fee related compensation expense
Realized	34.3	104.8	139.1
Unrealized	54.8	102.8	157.6

Total performance fee related compensation expense	89.1	207.6	296.7
Net performance fees
Realized	246.3	(103.6)	142.7
Unrealized	305.4	(113.3)	192.1

Total net performance fees	$551.7	$(216.9)	$334.8

Investment income (loss)
Realized	$(0.8)	$2.9	$2.1
Unrealized	22.3	(1.1)	21.2

Total investment income (loss)	$21.5	$1.8	$23.3

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

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total assets.

18.	Subsequent Events

In May 2013, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 to common unit holders of record at the close of business on May 20, 2013, payable on May 31, 2013.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

19.	Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2013 and December 31, 2012 and results of operations for the three months ended March 31, 2013 and 2012. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$570.4	$—	$—	$570.4
Cash and cash equivalents held at Consolidated Funds	—	2,173.2	—	2,173.2
Restricted cash	43.4	—	—	43.4
Restricted cash and securities of Consolidated Funds	—	17.8	—	17.8
Accrued performance fees	2,622.2	—	(24.0)	2,598.2
Investments	910.5	—	(54.3)	856.2
Investments of Consolidated Funds	—	25,093.6	—	25,093.6
Due from affiliates and other receivables, net	159.2	—	(12.6)	146.6
Due from affiliates and other receivables of Consolidated Funds, net	—	320.7	—	320.7
Fixed assets, net	62.2	—	—	62.2
Deposits and other	49.8	4.6	—	54.4
Intangible assets, net	650.1	—	—	650.1
Deferred tax assets	64.7	—	—	64.7

Total assets	$5,132.5	$27,609.9	$(90.9)	$32,651.5

Liabilities and partners’ capital
Loans payable	$25.0	$—	$—	$25.0
3.875% senior notes due 2023	499.8	—	—	499.8
5.625% senior notes due 2043	398.4	—	—	398.4
Loans payable of Consolidated Funds	—	14,366.6	(53.9)	14,312.7
Accounts payable, accrued expenses and other liabilities	204.9	—	—	204.9
Accrued compensation and benefits	1,449.3	—	—	1,449.3
Due to affiliates	288.2	44.7	(0.1)	332.8
Deferred revenue	184.6	1.5	—	186.1
Deferred tax liabilities	70.0	—	—	70.0
Other liabilities of Consolidated Funds	—	1,793.8	(30.1)	1,763.7
Accrued giveback obligations	55.9	—	(9.6)	46.3

Total liabilities	3,176.1	16,206.6	(93.7)	19,289.0

Redeemable non-controlling interests in consolidated entities	6.6	3,297.3	—	3,303.9

Partners’ capital	239.8	(2.9)	2.9	239.8
Accumulated other comprehensive loss	(4.2)	—	(1.1)	(5.3)
Partners’ capital appropriated for Consolidated Funds	—	564.8	1.0	565.8
Non-controlling interests in consolidated entities	307.2	7,544.1	—	7,851.3
Non-controlling interests in Carlyle Holdings	1,407.0	—	—	1,407.0

Total partners’ capital	1,949.8	8,106.0	2.8	10,058.6

Total liabilities and partners’ capital	$5,132.5	$27,609.9	$(90.9)	$32,651.5

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$274.2	$—	$(42.8)	$231.4
Performance fees
Realized	254.3	—	(1.5)	252.8
Unrealized	424.8	—	(35.2)	389.6

Total performance fees	679.1	—	(36.7)	642.4
Investment income (loss)
Realized	(2.4)	—	(1.8)	(4.2)
Unrealized	5.7	—	(1.1)	4.6

Total investment income (loss)	3.3	—	(2.9)	0.4
Interest and other income	2.4	—	—	2.4
Interest and other income of Consolidated Funds	—	268.4	—	268.4

Total revenues	959.0	268.4	(82.4)	1,145.0

Expenses
Compensation and benefits
Base compensation	178.5	—	—	178.5
Equity-based compensation	52.3	—	—	52.3
Performance fee related
Realized	108.7	—	—	108.7
Unrealized	195.0	—	—	195.0

Total compensation and benefits	534.5	—	—	534.5
General, administrative and other expenses	110.0	—	1.4	111.4
Interest	10.5	—	—	10.5
Interest and other expenses of Consolidated Funds	—	333.2	(83.1)	250.1
Other non-operating income	(2.4)	—	—	(2.4)

Total expenses	652.6	333.2	(81.7)	904.1

Other income
Net investment gains of Consolidated Funds	—	212.6	(1.1)	211.5

Income before provision for income taxes	306.4	147.8	(1.8)	452.4
Provision for income taxes	24.9	—	—	24.9

Net income	281.5	147.8	(1.8)	427.5

Net income attributable to non-controlling interests in consolidated entities	22.0	—	146.0	168.0

Net income attributable to Carlyle Holdings	259.5	147.8	(147.8)	259.5
Net income attributable to non-controlling interests in Carlyle Holdings	225.7	—	—	225.7

Net income attributable to The Carlyle Group L.P.	$33.8	$147.8	$(147.8)	$33.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$264.2	$—	$(29.8)	$234.4
Performance fees
Realized	284.2	—	(3.6)	280.6
Unrealized	362.8	—	(2.6)	360.2

Total performance fees	647.0	—	(6.2)	640.8
Investment income
Realized	2.4	—	(3.2)	(0.8)
Unrealized	23.9	—	(1.6)	22.3

Total investment income	26.3	—	(4.8)	21.5
Interest and other income	2.8	—	(0.1)	2.7
Interest and other income of Consolidated Funds	—	211.5	—	211.5

Total revenues	940.3	211.5	(40.9)	1,110.9

Expenses
Compensation and benefits
Base compensation	106.1	—	—	106.1
Performance fee related
Realized	34.3	—	—	34.3
Unrealized	54.8	—	—	54.8

Total compensation and benefits	195.2	—	—	195.2
General, administrative and other expenses	89.1	—	2.1	91.2
Interest	10.4	—	—	10.4
Interest and other expenses of Consolidated Funds	—	220.2	(35.7)	184.5
Other non-operating income	(4.1)	—	—	(4.1)

Total expenses	290.6	220.2	(33.6)	477.2

Other income
Net investment gains of Consolidated Funds	—	870.5	1.6	872.1

Income before provision for income taxes	649.7	861.8	(5.7)	1,505.8
Provision for income taxes	11.7	—	—	11.7

Net income	638.0	861.8	(5.7)	1,494.1

Net income attributable to non-controlling interests in consolidated entities	8.8	—	856.1	864.9

Net income attributable to Carlyle Holdings	$629.2	$861.8	$(861.8)	$629.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Cash flows from operating activities
Net income	$281.5	$638.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.5	24.2
Amortization of deferred financing fees	0.4	0.4
Equity-based compensation	52.3	—
Non-cash performance fees	(510.2)	(476.4)
Other non-cash amounts	2.6	(4.1)
Investment income	19.3	(25.1)
Purchases of investments	(54.4)	(10.0)
Proceeds from the sale of investments	118.1	145.7
Purchases of trading securities	(6.2)	(5.0)
Change in deferred taxes	11.2	7.6
Change in due from affiliates and other receivables	(3.6)	(11.9)
Change in deposits and other	2.1	(8.7)
Change in accounts payable, accrued expenses and other liabilities	(3.8)	(22.4)
Change in accrued compensation and benefits	152.0	(95.8)
Change in due to affiliates	(2.1)	(27.5)
Change in deferred revenue	128.9	113.4

Net cash provided by operating activities	231.6	242.4

Cash flows from investing activities
Change in restricted cash	(9.3)	—
Purchases of fixed assets, net	(5.4)	(5.1)
Purchases of intangible assets	—	(43.1)

Net cash used in investing activities	(14.7)	(48.2)

Cash flows from financing activities
Borrowings under credit facility	—	313.1
Repayments under credit facility	(386.3)	(55.9)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—
Payments on loans payable	(475.0)	(270.0)
Payments of contingent consideration	(10.0)	—
Distributions to common unitholders	(36.8)	—
Contributions from predecessor owners	—	1.1
Distributions to predecessor owners	—	(199.1)
Contributions from non-controlling interest holders	27.5	3.8
Distributions to non-controlling interest holders	(256.3)	(7.3)
Change in due to/from affiliates financing activities	38.5	32.1

Net cash used in financing activities	(209.0)	(182.2)

Effect of foreign exchange rate changes	(4.6)	1.6

Increase in cash and cash equivalents	3.3	13.6
Cash and cash equivalents, beginning of period	567.1	509.6

Cash and cash equivalents, end of period	$570.4	$523.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”) and, for periods prior to May 2012, the combined and consolidated financial condition and results of operations of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively “Carlyle Group”), the predecessor of the Partnership. Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in the Annual Report on Form 10-K. For ease of reference, we refer to the historical financial results of Carlyle Group as being “our” historical financial results. Unless the context otherwise requires, references to “we,” “us,” “our” and “the Partnership” are intended to mean the business and operations of the Partnership beginning in May 2012. When used in the historical context (i.e., prior to May 2012), these terms are intended to mean the business and operations of Carlyle Group.

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions.

•

Corporate Private Equity – Our Corporate Private Equity segment advises our 21 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2013, our Corporate Private Equity segment had approximately $55 billion in AUM and approximately $33 billion in Fee-earning AUM.

•

Global Market Strategies – Our Global Market Strategies segment advises a group of 59 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of March 31, 2013, our Global Market Strategies segment had approximately $33 billion in AUM and approximately $31 billion in Fee-earning AUM.

•

Real Assets – Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our infrastructure fund, as well as our six Legacy Energy funds that we jointly advise with Riverstone. The segment also includes eight NGP management fee funds advised by NGP. As of March 31, 2013, our Real Assets segment had approximately $40 billion in AUM and approximately $29 billion in Fee-earning AUM.

•

Solutions – Our Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 76 fund of funds vehicles. As of March 31, 2013, AlpInvest had approximately $48 billion in AUM and approximately $29 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation granted subsequent to our initial public offering, and general and administrative expenses. Refer to Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, fund of funds vehicles and the NGP management fee funds), assets under management (in the case of our hedge funds) and vintage year of the active funds in each of our segments, as of March 31, 2013. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Note: All funds are closed-end and amounts shown represent total capital commitments as of March 31, 2013, unless otherwise noted.

(1)	Open-ended funds. Amounts represent AUM as of March 31, 2013.
(2)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

Our results of operations are affected by a variety of factors including global economic, market and financial conditions, particularly in the United States, Europe and Asia. We believe that our diversified, multi-product global platform with 114 funds and 76 fund of funds vehicles which invest across numerous industries, asset classes and geographies generally enhances, on an annual basis, the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and performance fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. In general, a climate of low and stable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our carry funds. We also believe that periods of volatility and dislocation in the capital markets present us with opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, certain of which may benefit from higher market volatility. These strategies include, but are not limited to, low levels of correlation in equity and debt markets, differences in market prices versus fundamental value and opportunities to profit from trading inefficiencies.

During the first quarter of 2013, risk asset prices around the world generally increased, largely driven by perceptions of sharp declines in the likelihood of low-probability, high-impact events, retail fund flows into equities and ongoing easing in central bank policy. Equities indices rose in most regions in the first quarter: the U.S. S&P 500 increased by just over 10%, the MSCI World Index was up 7% and Japan’s Nikkei 225 increased by 16%. In the fourth quarter of 2012, the aggregate output of advanced economies contracted for the first time since the Great Recession; however, data sources we tend to rely on indicate that global growth recovered in the first quarter of 2013. In the U.S., large fiscal deficits and uncertainty about their ultimate resolution continue to hinder business planning and create downside risks for businesses impacted by potential tax increases or spending cuts. However, U.S. residential and commercial real estate markets improved during 2012 and those improvements appear to have continued into the first quarter of 2013. In Europe, despite the easing in financial conditions, credit to the nonfinancial private sector continues to contract, though the extreme strains in cross-border fund flows that characterized much of 2011 and 2012 continued to ease. The ongoing political uncertainty in Italy and the consequences from the Cyprus bailout program also continue to present significant risks to financial stability. In addition, we believe that the European real estate market remains challenging as the lack of growth in that area, in particular the lack of job growth, appears to be reducing leasing demand for commercial real estate assets.

Financing markets for corporate borrowers remained attractive with spreads on speculative grade corporate bonds falling in the U.S. and Europe. In addition, all-in financing costs for speculative grade borrowers reached record lows during the quarter, although credit spreads remained significantly higher than those that prevailed during 2005-2007. Corporate borrowers were also able to take advantage of upward pricing pressure in the institutional loan market, where investor demand far exceeded available supply. During the quarter, new institutional loan volume was double that of the first quarter of 2012 and nearly equal to the total issuance volume of 2010, largely due to opportunistic refinancings.

In addition to these global macro-economic and market trends, our future performance may be impacted by the following factors:

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. During the three months ended March 31, 2013, we raised $4.9 billion of new capital commitments across our fund platform. Although the fundraising environment remains competitive and the time required to raise a fund has increased from prior years, with several of our larger regional buyout funds currently in the market, we expect fundraising to continue at a strong pace in 2013. As part of our fundraising effort, we may use feeder funds and other intermediaries to access investors. The use of such funds and intermediaries differs from our traditional fundraising model and may meaningfully increase our fundraising expenses.

•

Our ability to generate strong absolute and risk adjusted returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the three months ended March 31, 2013, we realized proceeds of $4.1 billion for our carry fund investors. Although the valuation of our carry fund portfolio increased 7% overall during the first quarter of 2013, with a 9%

increase in our Corporate Private Equity segment, a 9% increase in our Global Market Strategies segment and a 3% increase in our Real Assets segment, there can be no assurance that these trends will continue. For our hedge funds, absolute positive performance and relative outperformance and lower volatility versus their respective benchmarks may be among the considerations taken into account in an investor’s decision to increase or maintain allocations to our funds.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. We believe the current economic environment provides significant investment opportunities. However, competition, valuation, credit availability and pricing and other general market conditions may impact our ability to identify and execute attractive investments. Because we pursue investment opportunities strategically as they arise and we have a long-term investment horizon, the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. During the three months ended March 31, 2013, we invested $2.5 billion in new and existing investments in our carry funds. As of March 31, 2013, we had capital available for investment through our carry funds of $25 billion and had approximately $13 billion in hedge fund assets invested across credit, equities, and commodities trading strategies.

•	Our ready access to credit. During the first quarter of 2013, we took advantage of the historically low interest rates to strengthen the capital structure of the firm. Specifically, we issued:

•

$500 million in aggregate principal amount of ten-year senior notes with a coupon of 3.875%, which allowed us to repay the outstanding borrowings under the revolving credit facility of our senior credit facility of $386.3 million as of December 31, 2012 and to prepay $75.0 million of term loan principal that would have been due in September 2014; and

•

$400 million in aggregate principal amount of 30-year senior notes with a coupon of 5.625%, which allowed us to repay, together with cash on hand, borrowings under the term loan of our senior credit facility of $400.0 million as of December 31, 2012.

•

Our ability to meet evolving investor requirements. We believe that investors will seek to deploy their investment capital in a variety of different ways, including fund investments, separate accounts and direct co-investments. Additionally, as we continue to expand our platform, we seek to broaden the appeal of our investment products and to create avenues through which we expect to attract a new base of individual investors. We are currently exploring various methods to access this new investor base, including via feeder funds and other intermediaries.

•

The timing of the expiration of the investment periods of our funds and the raising of successor funds. The investment periods for many of the large carry funds that we raised between 2006 and 2008 expired during 2012 and the investment periods for additional funds will expire in 2013. In certain cases, the investment period of a fund has expired prior to the raising of a successor fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. As a result, the management fee revenues we earn from these extended funds will decline; however, it is during this period that our funds are generally realizing their remaining investments and generating realized performance fees if such funds have exceeded their performance hurdles. Also, the favorable impact on Fee-earning AUM and related management fee revenues of a successor fund or new fundraising initiatives will, to the extent of the success of these new funds or initiatives, offset the management fee revenue reductions. However, to the extent we do not plan to raise a successor fund in the same year, Fee-earning AUM will be reduced. In 2013, we generally expect that management fees from successor funds and new fundraising initiatives will result in a net increase in management fees as compared to 2012. However, management fees in our Corporate Private Equity segment may be level with 2012 or decrease slightly due to the timing and/or size of raising certain successor funds.

Recent Transactions

During the first quarter of 2013, we issued $500.0 million of 3.875% Senior Notes due February 1, 2023 at 99.966% of par and $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. The net proceeds from these issuances, together with cash on hand, was used to repay $386.3 million of borrowings under the revolving credit facility of our senior credit facility and $475.0 million of borrowings under the term loan of our senior credit facility. Refer to Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

In May 2013, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on May 20, 2013, payable on May 31, 2013.

Consolidation of Certain Carlyle Funds

Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 19% of our AUM as of March 31, 2013; 16% and 11% of our fund management fees for the three months ended March 31, 2013 and 2012, respectively; and approximately 5% and less than 1% of our performance fees for the three months ended March 31, 2013 and 2012, respectively.

We are not required under U.S. GAAP to consolidate most of the investment funds we advise in our consolidated financial statements because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of March 31, 2013, our consolidated CLOs held approximately $16 billion of total assets and comprised 60% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of March 31, 2013, our consolidated AlpInvest fund of funds vehicles had approximately $8 billion of total assets and comprised 27% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of March 31, 2013 relates to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds or (c) the net asset value (“NAV”) of certain of our investment funds, as described in our consolidated financial statements. Fee-earning AUM based on NAV was approximately 10% of our total Fee-earning AUM as of March 31, 2013 and approximately 7% of our total Fee-earning AUM as of March 31, 2012.

Management fees for our corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees generally are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher around January and July, which are the semiannual due dates for management fees. Management fees from the fund of funds vehicles in our Solutions segment generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. Management fees for our Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 3.0% of NAV per year. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, Vermillion and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road, ESG, and Vermillion and 60% in the case of AlpInvest. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “ – Transaction and Portfolio Advisory Fee”.

Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $13 billion of Fee-earning AUM as of March 31, 2013, was approximately 18% and 17% of total management fees recognized during the three months ended March 31, 2013 and 2012, respectively. No other fund generated over 10% of total management fees in the periods presented.

Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally range from 50% to 80% of the transaction and advisory fees earned. While the portfolio advisory fees are relatively consistent, transaction fees vary in accordance with our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase as compared to the historical levels.

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

Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “ – Our Family of Funds.”

Performance fees from Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, and CP V (with total AUM of approximately $7.2 billion and $14.8 billion, respectively, as of March 31, 2013) were $178.9 million and $159.6 million, respectively, for the three months ended March 31, 2013. Performance fees from CP IV and Carlyle Asia Partners II, L.P. (“CAP II”), our second Asia buyout fund, (with total AUM of approximately $9.9 billion and $1.7 billion, respectively, as of March 31, 2012) were $270.5 million and $75.4 million, respectively, for the three months ended March 31, 2012. No other fund generated over 10% of performance fees in the periods presented.

Realized carried interest may be clawed-back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. If the fair value of a fund’s investments falls below the applicable return hurdles, previously recognized carried interest and performance fees are reduced. This will occur even if the fund’s investment values remain unchanged, because the fund’s return hurdle will claw-back previously recognized performance fees over time. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, carried interest income could therefore be negative; however, cumulative performance fees can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2013 and 2012, the reversals of performance fees were $3.4 million and $8.7 million, respectively.

As of March 31, 2013, accrued performance fees and accrued giveback obligations were approximately $2.6 billion and $46.3 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2013 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at March 31, 2013, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.1 billion. See the related discussion of “Contingent Obligations (Giveback)” within “ – Liquidity and Capital Resources.”

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

In addition, we use the term “net performance fees” to refer to the performance fees from our funds net of the portion allocated to our investment professionals which is reflected as performance fee related compensation expense. We use the term “realized net performance fees” to refer to realized performance fees from our funds, net of the portion allocated to our investment professionals which is reflected as realized performance fee related compensation expense. See “ – Non-GAAP Financial Measures” for the amount of realized and unrealized performance fees recognized each period. See “ – Segment Analysis” for the realized and unrealized performance fees by segment and related discussion for each period.

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2013 (amounts in millions):

	As of March 31, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results

Level I	$9,426	$4,718	$3,856	$822	$18,822
Level II	—	4,373	1,385	25	5,783
Level III	27,385	18,166	26,325	29,066	100,942

Total Fair Value	36,811	27,257	31,566	29,913	125,547
Other Net Asset Value	1,246	4,069	(747)	—	4,568

Total AUM, Excluding Available Capital Commitments	38,057	31,326	30,819	29,913	130,115
Available Capital Commitments	17,062	1,762	9,521	17,853	46,198

Total AUM	$55,119	$33,088	$40,340	$47,766	$176,313

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

In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Investment Income and Interest and Other Income. Investment income and interest and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee. Realized investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized investment loss is also recorded when an investment is deemed to be worthless. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of unrealized gains (losses) at the time an investment is realized.

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

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements. Bonuses are accrued over the service period to which they relate. For periods prior to our initial public offering in May 2012, compensation attributable to our senior Carlyle professionals was accounted for as distributions from equity rather than as employee compensation. For periods subsequent to our initial public offering in May 2012, we account for compensation to senior Carlyle professionals as compensation expense in our statement of operations. Accordingly, compensation expense pursuant to U.S. GAAP was substantially lower in periods prior to our initial public offering in May 2012. For periods prior to our initial public offering in May 2012, in our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings, which are used by management in assessing the performance of our segments, we have included an adjustment for partner compensation. See “ – Consolidated Results of Operations – Non-GAAP Financial Measures” for a reconciliation of Income Before Provision for Income Taxes to Total Segments Economic Net Income, of Total Segments Economic Net Income to Fee Related Earnings and of Fee Related Earnings to Distributable Earnings.

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

In addition, as part of our initial public offering in May 2012, we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings.

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

General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, travel and related expenses, communications and information services, depreciation and amortization and foreign currency transactions.

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

Income Taxes. The Carlyle Holdings partnerships and their subsidiaries operate as pass-through entities for U.S. income tax purposes and record a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. is subject to additional entity-level taxes that are reflected in our consolidated financial statements.

Prior to our initial public offering in May 2012, we operated as a group of pass-through entities for U.S. income tax purposes and our profits and losses were allocated to the individual senior Carlyle professionals, who were individually responsible for reporting such amounts. We recorded a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2013, our U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2012. Specifically, our Washington, D.C. franchise tax years are currently open, as are our New York City returns, for the tax years 2009 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2012. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Fee Related Earnings. Fee related earnings is a component of ENI and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds and performance fee-related compensation. Accordingly, fee related earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee related earnings are reported as part of our segment results. We use fee related earnings from operations to measure our profitability from fund management fees. Fee related earnings reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering in May 2012, was accounted for as distributions from equity rather than as employee compensation. See Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the original investment period has not expired, the amount of limited partner capital commitments, for fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the original investment period has expired, the remaining amount of limited partner invested capital, and for the NGP management fee funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period); and

(e)	for fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	March 31,
	2013	2012
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$39,292	$50,333
Fee-earning AUM based on invested capital (2)	33,379	20,013
Fee-earning AUM based on collateral balances, at par (3)	16,272	15,629
Fee-earning AUM based on net asset value (4)	12,157	8,421
Fee-earning AUM based on lower of cost or fair value and other (5)	21,804	22,602

Balance, End of Period	$122,904	$116,998

(1)	Reflects limited partner capital commitments where the investment period or commitment fee period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Represents the amount of aggregate Fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2013	2012
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$123,121	$111,025
Acquisitions	—	2,866
Inflows, including Commitments (1)	1,994	3,686
Outflows, including Distributions (2)	(1,799)	(3,060)
Subscriptions, net of Redemptions (3)	(56)	717
Changes in CLO collateral balances (4)	296	234
Market Appreciation/(Depreciation) (5)	745	277
Foreign Exchange and other (6)	(1,397)	1,253

Balance, End of Period	$122,904	$116,998

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “ – Segment Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented by segment.

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

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2013
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$43,934	$126,222	$170,156
Commitments (1)	6,042	—	6,042
Capital Called, net (2)	(3,632)	3,519	(113)
Distributions (3)	250	(5,098)	(4,848)
Subscriptions, net of Redemptions (4)	—	2	2
Changes in CLO collateral balances (5)	—	331	331
Market Appreciation/(Depreciation) (6)	—	6,199	6,199
Foreign exchange and other (7)	(396)	(1,060)	(1,456)

Balance, End of Period	$46,198	$130,115	$176,313

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “ – Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2013 and March 31, 2012. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed four new CLOs throughout 2012 and two new CLOs in the first quarter of 2013 and have consolidated those CLOs beginning on their respective closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions, except unit and per unit data)

Revenues
Fund management fees	$231.4	$234.4
Performance fees
Realized	252.8	280.6
Unrealized	389.6	360.2

Total performance fees	642.4	640.8
Investment income (loss)
Realized	(4.2)	(0.8)
Unrealized	4.6	22.3

Total investment income (loss)	0.4	21.5
Interest and other income	2.4	2.7
Interest and other income of Consolidated Funds	268.4	211.5

Total revenues	1,145.0	1,110.9

Expenses
Compensation and benefits
Base compensation	178.5	106.1
Equity-based compensation	52.3	—
Performance fee related
Realized	108.7	34.3
Unrealized	195.0	54.8

Total compensation and benefits	534.5	195.2
General, administrative and other expenses	111.4	91.2
Interest	10.5	10.4
Interest and other expenses of Consolidated Funds	250.1	184.5
Other non-operating income	(2.4)	(4.1)

Total expenses	904.1	477.2

Other income
Net investment gains of Consolidated Funds	211.5	872.1

Income before provision for income taxes	452.4	1,505.8
Provision for income taxes	24.9	11.7

Net income	427.5	1,494.1
Net income attributable to non-controlling interests in consolidated entities	168.0	864.9

Net income attributable to Carlyle Holdings	259.5	$629.2

Net income attributable to non-controlling interests in Carlyle Holdings	225.7

Net income attributable to The Carlyle Group L.P.	$33.8

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.78

Diluted	$0.66

Weighted-average common units
Basic	43,343,268

Diluted	51,109,008

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Total revenues were $1,145.0 million for the three months ended March 31, 2013, an increase of 3% over total revenues for the three months ended March 31, 2012 of $1,110.9 million. The increase in revenues was primarily attributable to an increase in interest and other income of Consolidated Funds of $56.9 million for the three months ended March 31, 2013 as compared to 2012 partially offset by a decrease in investment income of $21.1 million for the three months ended March 31, 2013 as compared to 2012.

Fund Management Fees. Fund management fees decreased $3.0 million, or 1%, to $231.4 million for the three months ended March 31, 2013 as compared to 2012. In addition, fund management fees from consolidated funds increased $13.0 million for the three months ended March 31, 2013 as compared to 2012. These fees eliminate upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $8.2 million of incremental management fees related to the acquisition of Vermillion in October 2012 as well as approximately $13.2 million of increased management fees from greater assets under management in ESG, our CLOs, and our energy mezzanine fund (“CEMOF I”) in 2013 as compared to 2012. Offsetting those increases were decreases in management fees of approximately $15.2 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain buyout funds.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $15.0 million and $10.7 million for the three months ended March 31, 2013 and 2012, respectively. The $4.3 million increase in transaction and portfolio advisory fees resulted primarily from a transaction fee that was generated by a buyout fund during the three months ended March 31, 2013, partially offset by fewer portfolio advisory fees received in 2013 upon the sale or public offering of portfolio companies as compared to 2012.

Performance Fees. Performance fees for the three months ended March 31, 2013 were $642.4 million compared to $640.8 million for the three months ended March 31, 2012. In addition, performance fees from consolidated funds increased $30.5 million for the three months ended March 31, 2013 as compared to 2012. These fees eliminate upon consolidation. The performance fees recorded in the three months ended March 31, 2013 and 2012 were due principally to increases in the fair value of the underlying funds, which increased approximately 7% and 9% in total remaining value during the three months ended March 31, 2013 and 2012, respectively. The net appreciation in the fair value of the investments was driven by asset performance and operating projections as well as increases in market comparables. Approximately $434.7 million and $464.5 million of performance fees for the three months ended March 31, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended March 31, 2013 and 2012 were $108.5 million and $45.5 million for the Global Market Strategies segment, $63.0 million and $105.5 million for the Real Assets segment, and $36.2 million and $25.3 million for the Solutions segment, respectively. Further, approximately $338.5 million and $322.0 million of our performance fees for the three months ended March 31, 2013 and 2012, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $0.4 million for the three months ended March 31, 2013 decreased 98% over investment income of $21.5 million for the three months ended March 31, 2012. The $21.1 million decrease relates primarily to unrealized losses on investments in certain real estate funds. Also contributing to the decrease in investment income from 2012 was the distribution in March 2012, in conjunction with the reorganization and initial public offering, of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle; those investments generated investment income for the three months ended March 31, 2012. In addition, investment income from Consolidated Funds decreased $1.9 million for the three months ended March 31, 2013 as compared to 2012. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $0.3 million to $2.4 million for the three months ended March 31, 2013, as compared to $2.7 million for 2012.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $268.4 million for the three months ended March 31, 2013, an increase of $56.9 million from $211.5 million for the three months ended March 31, 2012. This increase relates primarily to the four new CLOs formed throughout 2012 and the two new CLOs formed in the first quarter of 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $904.1 million for the three months ended March 31, 2013, an increase of $426.9 million from $477.2 million for the three months ended March 31, 2012. The increase is primarily due to increases in total compensation and benefits, interest and other expenses of Consolidated Funds, and general, administrative and other expenses, which increased $339.3 million, $65.6 million and $20.2 million, respectively.

Total compensation and benefits for the three months ended March 31, 2013 increased $339.3 million, or 174%, from $195.2 million for the three months ended March 31, 2012 to $534.5 million for the three months ended March 31, 2013. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $904.1 million and $748.2 million in the three months ended March 31, 2013 and 2012, respectively, representing an increase of $155.9 million due primarily to increases in compensation and benefits, interest and other expenses of Consolidated Funds, and general, administrative and other expenses of $68.3 million, $65.6 million, and $20.2 million, respectively. The increase in compensation primarily reflects equity-based compensation expense recorded in 2013.

Compensation and Benefits. Base compensation and benefits increased $72.4 million, or 68%, for the three months ended March 31, 2013 as compared to 2012, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals in 2013. Also contributing to the increase in base compensation expense were increases in the value of the employment-based contingent cash consideration associated with the Partnership’s acquisitions totaling $10.7 million and the acquisition of Vermillion and the addition of their professionals in October 2012. Base compensation and benefits attributable to senior Carlyle professionals was $52.4 million for the three months ended March 31, 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation and benefits expense would have been $178.5 million and $158.5 million for the three months ended March 31, 2013 and 2012, respectively.

Equity-based compensation was $52.3 million for the three months ended March 31, 2013. Equity-based compensation includes the effect of grants of deferred restricted common units and phantom deferred restricted common units and the issuance of unvested Carlyle Holdings partnership units.

Performance fee related compensation expense increased $214.6 million for the three months ended March 31, 2013 as compared to 2012. Performance fee related compensation attributable to senior Carlyle professionals was $217.5 million for the three months ended March 31, 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee related compensation expense would have been $306.6 million for the three months ended March 31, 2012. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 47% and 48% for the three months ended March 31, 2013 and 2012, respectively.

Total compensation and benefits would have been $534.5 million and $465.1 million for the three months ended March 31, 2013 and 2012, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $20.2 million for the three months ended March 31, 2013 as compared to 2012. This increase was driven primarily by an increase of $18.3 million in amortization expense associated with intangible assets acquired in 2012 and an increase of $8.5 million associated with fundraising activities for corporate private equity buyout funds. These increases were partially offset by decreases in professional fees of $3.6 million and a positive variance of $3.5 million related to foreign currency adjustments.

Interest. Interest expense for the three months ended March 31, 2013 was $10.5 million, an increase of $0.1 million from 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $65.6 million for the three months ended March 31, 2013 as compared to 2012. This increase relates primarily to the four new CLOs formed throughout 2012 and the two new CLOs formed in the first quarter of 2013. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Income. Other non-operating income of $2.4 million for the three months ended March 31, 2013 reflects a decrease of $1.7 million from the three months ended March 31, 2012. The decrease is due primarily to a $2.5 million gain on redemption of the subordinated notes payable to Mubadala in March 2012.

Net Investment Gains of Consolidated Funds

For the three months ended March 31, 2013, net investment gains of Consolidated Funds were $211.5 million, as compared to gains of $872.1 million for the three months ended March 31, 2012. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Realized gains	$477.9	$215.1
Net change in unrealized gains	121.5	816.0

Total gains	599.4	1,031.1
Losses on liabilities of CLOs	(386.9)	(159.2)
Gains (losses) on other assets of CLOs	(1.0)	0.2

Total	$211.5	$872.1

The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the three months ended March 31, 2013 and 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $265.7 million and $786.6 million, respectively, net investment gains attributable to the consolidated hedge funds of $222.0 million and $10.3 million, respectively, and net appreciation of CLO investments in loans and bonds of $112.0 million and $230.2 million, respectively. The losses on the liabilities of the CLOs reflects the fair value adjustment on the debt of the CLOs.

Net Income Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $168.0 million for the three months ended March 31, 2013 compared to $864.9 million for the three months ended March 31, 2012. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended March 31, 2013, the net income of our Consolidated Funds was approximately $147.8 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, our hedge funds and the consolidated CLOs. The net income from the consolidated AlpInvest fund of fund vehicles and the hedge funds was approximately $229.7 million and $176.0 million, respectively, for the three months ended March 31, 2013. The net income was partially offset by net losses from the consolidated CLOs of $257.8 million for the three months ended March 31, 2013. The CLOs’ investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.

The net income of our Consolidated Funds was $861.8 million for the three months ended March 31, 2012. This income was substantially due to the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs. The net income from the consolidated AlpInvest fund of fund vehicles and the consolidated CLOs was approximately $769.8 million and $109.3 million, respectively, for the three months ended March 31, 2012.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $33.8 million for the three months ended March 31, 2013. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 14% as of March 31, 2013). For the three months ended March 31, 2013, the net income attributable to Carlyle Holdings was $259.5 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2013 and 2012. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effects of consolidated funds, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events, and for periods prior to the reorganization and initial public offering in May 2012, treats compensation attributable to senior Carlyle professionals as compensation expense. See Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Segment Revenues
Fund level fee revenues
Fund management fees	$240.1	$225.4
Portfolio advisory fees, net	4.6	8.0
Transaction fees, net	10.4	2.7

Total fund level fee revenues	255.1	236.1
Performance fees
Realized	248.9	281.8
Unrealized	342.7	349.7

Total performance fees	591.6	631.5
Investment income (loss)
Realized	(9.3)	2.1
Unrealized	12.3	21.2

Total investment income (loss)	3.0	23.3
Interest and other income	2.4	2.6

Total revenues	852.1	893.5

Segment Expenses
Compensation and benefits
Direct base compensation	108.0	101.2
Indirect base compensation	33.6	33.1
Equity-based compensation	2.6	—
Performance fee related
Realized	107.4	139.1
Unrealized	129.5	157.6

Total compensation and benefits	381.1	431.0
General, administrative, and other indirect expenses	62.3	55.4
Depreciation and amortization expense	6.3	5.2
Interest expense	8.5	9.8

Total expenses	458.2	501.4

Economic Net Income	$393.9	$392.1

Fee Related Earnings	$36.2	$34.0

Net Performance Fees	$354.7	$334.8

Realized Net Performance Fees	$141.5	$142.7

Investment Income	$3.0	$23.3

Distributable Earnings	$168.4	$178.8

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended March 31,
	2013	2012

Income before provision for income taxes	$452.4	$1,505.8
Adjustments:
Partner compensation (1)	—	(271.0)
Equity-based compensation issued in conjuction with the initial public offering and strategic investments	52.1	—
Acquisition related charges and amortization of intangibles	62.5	24.1
Losses associated with debt refinancing activities	1.9	—
Other non-operating (income) expenses	(2.4)	(4.1)
Net income attributable to non-controlling interests in Consolidated entities	(168.0)	(864.9)
Provision for income taxes attributable to non-controlling interests in Consolidated entities	(6.0)	—
Severance and lease terminations	0.5	2.4
Other adjustments	0.9	(0.2)

Economic Net Income	$393.9	$392.1

Net performance fees (2)	354.7	334.8
Investment income (2)	3.0	23.3

Fee Related Earnings	$36.2	$34.0

Realized performance fees, net of related compensation	141.5	142.7
Investment income (loss) - realized	(9.3)	2.1

Distributable Earnings	$168.4	$178.8

(1) –	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in our consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

(2) –	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$252.8	$(3.9)	$248.9
Unrealized	389.6	(46.9)	342.7

Total performance fees	642.4	(50.8)	591.6

Performance fee related compensation expense
Realized	108.7	(1.3)	107.4
Unrealized	195.0	(65.5)	129.5

Total performance fee related compensation expense	303.7	(66.8)	236.9

Net performance fees
Realized	144.1	(2.6)	141.5
Unrealized	194.6	18.6	213.2

Total net performance fees	$338.7	$16.0	$354.7

Investment income (loss)
Realized	$(4.2)	$(5.1)	$(9.3)
Unrealized	4.6	7.7	12.3

Total investment income (loss)	$0.4	$2.6	$3.0

	Three Months Ended March 31, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$280.6	$1.2	$281.8
Unrealized	360.2	(10.5)	349.7

Total performance fees	640.8	(9.3)	631.5

Performance fee related compensation expense
Realized	34.3	104.8	139.1
Unrealized	54.8	102.8	157.6

Total performance fee related compensation expense	89.1	207.6	296.7

Net performance fees
Realized	246.3	(103.6)	142.7
Unrealized	305.4	(113.3)	192.1

Total net performance fees	$551.7	$(216.9)	$334.8

Investment income (loss)
Realized	$(0.8)	$2.9	$2.1
Unrealized	22.3	(1.1)	21.2

Total investment income (loss)	$21.5	$1.8	$23.3

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

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Economic Net Income
Corporate Private Equity	$239.2	$243.9
Global Market Strategies	104.0	38.1
Real Assets	41.8	101.0
Solutions	8.9	9.1

Economic Net Income	$393.9	$392.1

Distributable Earnings
Corporate Private Equity	$112.4	$120.1
Global Market Strategies	40.8	31.4
Real Assets	11.4	21.5
Solutions	3.8	5.8

Distributable Earnings	$168.4	$178.8

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, Vermillion, and AlpInvest based on our economic interest in those entities. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or is issued in acquisitions and strategic investments. Finally, for periods prior to the reorganization and initial public offering in May 2012, ENI includes an expense for base and performance fee related compensation attributable to senior Carlyle professionals, which was accounted for as distributions from equity in the consolidated GAAP basis financial statements.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Segment Revenues
Fund level fee revenues
Fund management fees	$108.3	$123.9
Portfolio advisory fees, net	4.1	7.0
Transaction fees, net	10.4	1.6

Total fund level fee revenues	122.8	132.5
Performance fees
Realized	212.3	223.0
Unrealized	207.6	241.3

Total performance fees	419.9	464.3
Investment income
Realized	1.8	0.8
Unrealized	2.8	14.5

Total investment income	4.6	15.3
Interest and other income	1.0	1.4

Total revenues	548.3	613.5

Segment Expenses
Compensation and benefits
Direct base compensation	55.0	55.3
Indirect base compensation	20.0	20.8
Equity-based compensation	1.5	—
Performance fee related
Realized	101.6	117.6
Unrealized	83.6	132.0

Total compensation and benefits	261.7	325.7
General, administrative, and other indirect	39.0	34.8
Depreciation and amortization expense	3.5	3.2
Interest expense	4.9	5.9

Total expenses	309.1	369.6

Economic Net Income	$239.2	$243.9

Fee Related Earnings	$(0.1)	$13.9

Net Performance Fees	$234.7	$214.7

Realized Net Performance Fees	$110.7	$105.4

Investment Income	$4.6	$15.3

Distributable Earnings	$112.4	$120.1

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Total fee revenues were $122.8 million for the three months ended March 31, 2013, representing a decrease of $9.7 million, or 7%, from the three months ended March 31, 2012. This decrease reflects a $15.6 million decrease in fund management fees and a decrease in net portfolio advisory fees of $2.9 million. These decreases were partially offset by an increase in net transaction fees of $8.8 million. The weighted-average management fee rate decreased from 1.31% at March 31, 2012 to 1.29% at March 31, 2013. The decrease of approximately $4.6 billion of Fee-earning AUM resulted in a decrease in fund management fees. The decrease in Fee-earning AUM was due largely to the change in basis from commitments to invested equity in our third European buyout (CEP III) and second Japan buyout (CJP II) funds, as well as distributions in several of the funds outside their commitment period. The decrease in net portfolio fees was primarily due to fewer portfolio advisory fees received in 2013 upon the sale or public offering of portfolio companies as compared to 2012. The increase in net transaction fees resulted primarily from a transaction fee that was generated by one of the buyout funds in 2013.

Interest and other income was $1.0 million for the three months ended March 31, 2013, a decrease from $1.4 million for the three months ended March 31, 2012.

Total compensation and benefits was $261.7 million and $325.7 million for the three months ended March 31, 2013 and 2012, respectively. Performance fee related compensation expense was $185.2 million and $249.6 million, or 44% and 54% of performance fees, for the three months ended March 31, 2013 and 2012, respectively. As part of the reorganization and initial public offering in May 2012, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to approximately 45%.

Direct and indirect base compensation expense decreased $1.1 million for the three months ended March 31, 2013, or 1% less than the three months ended March 31, 2012.

Equity-based compensation was $1.5 million for the three months ended March 31, 2013.

General, administrative and other indirect expenses increased $4.2 million for the three months ended March 31, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for buyout funds, partially offset by decreases in professional fees and a positive variance related to foreign currency adjustments.

Depreciation and amortization expense was $3.5 million for the three months ended March 31, 2013, an increase from $3.2 million in 2012.

Interest expense decreased $1.0 million, or 17%, for the three months ended March 31, 2013 as compared to 2012. This decrease was due primarily to lower outstanding borrowings in the first quarter of 2013 as compared to the first quarter of 2012.

Economic Net Income. ENI was $239.2 million for the three months ended March 31, 2013, reflecting a 2% decrease as compared to ENI of $243.9 million for the three months ended March 31, 2012. The decrease in ENI in the first quarter of 2013 was due to a $14.0 million decrease in fee related earnings and a decrease in investment income of $10.7 million, which were offset by an increase in net performance fees of $20.0 million.

Fee Related Earnings. Fee related earnings were $(0.1) million for the three months ended March 31, 2013, as compared to $13.9 million for the three months ended March 31, 2012, representing a decrease of $14.0 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $9.7 million and an increase in general, administrative and other indirect expenses of $4.2 million.

Performance Fees. Performance fees decreased $44.4 million for the three months ended March 31, 2013 as compared to 2012. Performance fees of $419.9 million and $464.3 million are inclusive of performance fees reversed of approximately $2.1 million and $1.8 million during the three months ended March 31, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Buyout funds	$413.8	$453.8
Growth Capital funds	6.1	10.5

Performance fees	$419.9	$464.3

The $419.9 million in performance fees for the three months ended March 31, 2013 was driven primarily by performance fees for CP IV, CP V, and CAP II of $171.6 million, $157.8 million and $30.0 million, respectively. The total 2013 and 2012 appreciation in the remaining value of assets for funds in this segment was approximately 9% and 8%, respectively. Comparatively, the $464.3 million of performance fees for the three months ended March 31, 2012 was driven primarily by performances fees for CP IV, CAP II and CP V of $270.5 million, $75.4 million and $51.6 million, respectively.

During the three months ended March 31, 2013, net performance fees were $234.7 million or 56% of performance fees and $20.0 million more than the net performance fees in the first quarter of 2012.

Investment Income. Investment income for the three months ended March 31, 2013 was $4.6 million compared to $15.3 million in the first quarter of 2012. During the three months ended March 31, 2013, realized investment income was $1.8 million as compared to $0.8 million for the first quarter in 2012 and unrealized investment income was $2.8 million as compared to $14.5 million for the first quarter of 2012. The decrease in investment income from 2012 to 2013 relates primarily to the distribution in March 2012, in conjunction with the reorganization and initial public offering, of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle; those investments generated unrealized investment income for the three months ended March 31, 2012.

Distributable Earnings. Distributable earnings decreased $7.7 million for the three months ended March 31, 2013 to $112.4 million from $120.1 million for the same period in 2012. This decrease primarily reflects a reduction in fee related earnings of $14.0 million offset by an increase in realized net performance fees of $5.3 million.

Fee-earning AUM as of and for the Three Months Ended March 31, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2013	2012
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$20,920	$28,633
Fee-earning AUM based on invested capital	12,275	8,954
Fee-earning AUM based on lower of cost or fair value and other (2)	—	246

Total Fee-earning AUM	$33,195	$37,833

Weighted Average Management Fee Rates (3)
All Funds	1.29%	1.31%
Funds in Investment Period	1.40%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, see “ – Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2013	2012
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,840	$37,996
Inflows, including Commitments (1)	453	137
Outflows, including Distributions (2)	(797)	(454)
Foreign Exchange and other (3)	(301)	154

Balance, End of Period	$33,195	$37,833

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $33.2 billion at March 31, 2013, a decrease of $0.6 billion, or 2%, compared to $33.8 billion at December 31, 2012. Outflows of $0.8 billion were principally a result of distributions from several buyout funds that were outside of their investment period, in addition to $0.3 billion foreign exchange loss. This was offset by inflows of $0.5 billion, primarily related to equity invested in various funds outside their investment period, and limited partner commitments raised by our Peru buyout fund (“CPF I”), and Sub-Saharan Africa fund (“CSSAF I”). Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on Fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $37.8 billion at March 31, 2012, a decrease of $0.2 billion, or less than 1%, compared to $38.0 billion at December 31, 2011. Inflows of $0.1 billion were primarily related to limited partner commitments raised by our equity opportunities fund (“CEOF I”) and equity invested by various funds outside of their investment period. Outflows of $0.5 billion were principally a result of distributions from several buyout funds that were outside of their investment period.

Fee-earning AUM was $33.8 billion at December 31, 2012, a decrease of $4.0 billion, or over 10%, compared to $37.8 billion at March 31, 2012. This decrease was primarily related to the step-down in basis for CEP III and CJP II and distributions in various funds outside of their original investment period.

Total AUM as of and for the Three Months Ended March 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2013
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$17,642	$35,696	$53,338
Commitments (1)	1,430	—	1,430
Capital Called, net (2)	(1,940)	1,832	(108)
Distributions (3)	18	(2,175)	(2,157)
Market Appreciation/(Depreciation) (4)	—	3,073	3,073
Foreign exchange and other (5)	(88)	(369)	(457)

Balance, End of Period	$17,062	$38,057	$55,119

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $55.1 billion at March 31, 2013, an increase of $1.8 billion, or approximately 3%, compared to $53.3 billion at December 31, 2012. This increase was primarily driven by $3.0 billion of market appreciation across our portfolio, which experienced a 9% increase in value over the period due to a 9% increase across our buyout funds and a 2% increase across our growth capital funds. The 9% increase in our buyout funds was primarily driven by appreciation in CP IV, CP V and CEP III. Additionally, we raised new commitments of $1.4 billion for several funds and coinvestment vehicles, including our latest vintage U.S. and Asia buyout funds (“CP VI” and “CAP IV”), our latest financial services fund (“CGFSP II”), CPF I, and CSSAF I. This increase was partially offset by distributions of $2.2 billion and approximately $0.5 billion of foreign exchange loss.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “ – Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of March 31, 2013					as of March 31, 2013
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
Corporate Private Equity			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,071.5	3.0x	34%	25%	$1,362.4	$4,071.5	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,145.9	2.5x	27%	21%	$4,031.6	$10,145.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$16,237.0	2.1x	16%	13%	$4,394.5	$10,581.2	2.4x	20%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,046.5	€3,800.9	1.9x	38%	21%	€1,115.8	€2,797.4	2.5x	67%
CAP I	12/1998	$750.0	$627.7	$2,490.9	4.0x	25%	18%	$627.7	$2,490.9	4.0x	25%
CAP II	2/2006	$1,810.0	$1,614.9	$2,812.0	1.7x	12%	8%	$587.7	$1,714.6	2.9x	27%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥133,029.0	2.8x	61%	37%	¥39,756.6	¥130,139.9	3.3x	65%
All Other Funds (9)	Various		$3,380.3	$5,017.2	1.5x	17%	7%	$2,356.2	$4,104.6	1.7x	22%
Coinvestments and Other (10)	Various		$7,238.9	$17,607.3	2.4x	36%	33%	$4,648.1	$14,350.3	3.1x	36%

Total Fully Invested Funds			$30,252.5	$67,393.2	2.2x	28%	21%	$21,119.2	$55,153.2	2.6x	30%

Funds in the Investment Period (6)
CP V	5/2007	$13,719.7	$12,146.1	$18,064.7	1.5x	17%	11%
CEP III	12/2006	€5,294.9	€4,461.4	€5,860.5	1.3x	10%	7%
CAP III	5/2008	$2,551.6	$1,802.0	$2,087.8	1.2x	7%	1%
CJP II	7/2006	¥165,600.0	¥135,239.7	¥137,816.5	1.0x	1%	(4%)
CGFSP I	9/2008	$1,100.2	$931.3	$1,292.9	1.4x	16%	9%
CAGP IV	6/2008	$1,041.4	$546.8	$666.2	1.2x	11%	1%
CEOF I (11)	5/2011	$1,017.7	$234.6	$299.8	1.3x	n/m	n/m
All Other Funds (12)	Various		$1,232.7	$1,510.6	1.2x	11%	1%

Total Funds in the Investment Period			$24,048.7	$32,898.4	1.4x	13%	8%	$4,779.7	$9,945.4	2.1x	25%

TOTAL CORPORATE PRIVATE EQUITY (13)			$54,301.2	$100,291.6	1.8x	26%	18%	$25,898.8	$65,098.6	2.5x	30%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CEVP, CETP I, CAVP I, CAVP II, CAGP III, CUSGF III and Mexico.
(10)	Includes co-investments and certain other stand-alone investments arranged by us.
(11)	The Gross IRR and Net IRR for CEOF I are not meaningful as the investment period commenced May 2011.
(12)	Aggregate includes the following funds: MENA, CSABF, CETP II, CBPF, CSSAF and CPF I.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and Vermillion. Vermillion was acquired on October 1, 2012. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Segment Revenues
Fund level fee revenues
Fund management fees	$66.3	$48.6
Portfolio advisory fees, net	0.2	0.7
Transaction fees, net	—	—

Total fund level fee revenues	66.5	49.3
Performance fees
Realized	24.1	32.4
Unrealized	64.3	12.7

Total performance fees	88.4	45.1
Investment income
Realized	1.9	1.3
Unrealized	5.1	3.7

Total investment income	7.0	5.0
Interest and other income	1.1	0.6

Total revenues	163.0	100.0

Segment Expenses
Compensation and benefits
Direct base compensation	25.7	19.7
Indirect base compensation	4.8	4.9
Equity-based compensation	0.4	—
Performance fee related
Realized	9.7	17.8
Unrealized	6.2	9.7

Total compensation and benefits	46.8	52.1
General, administrative, and other indirect expenses	9.5	7.3
Depreciation and amortization expense	1.2	0.8
Interest expense	1.5	1.7

Total expenses	59.0	61.9

Economic Net Income	$104.0	$38.1

Fee Related Earnings	$24.5	$15.5

Net Performance Fees	$72.5	$17.6

Realized Net Performance Fees	$14.4	$14.6

Investment Income	$7.0	$5.0

Distributable Earnings	$40.8	$31.4

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Total fee revenues were $66.5 million for the three months ended March 31, 2013, an increase of $17.2 million from 2012. The increase was due primarily to the acquisition of Vermillion on October 1, 2012, increases in management fees from certain carry funds that had subsequent investor closings, and increases in management fees generated by the CLOs. Included in management fees for the three months ended March 31, 2013 were $7.4 million of subordinated management fees earned from two CLOs that were in the process of liquidation during the quarter. The weighted average management fee rate on our hedge funds decreased from 1.89% to 1.83% compared to the prior year period due to lower rates charged on the Vermillion hedge funds, while our weighted average fee rate on our carry funds increased from 1.43% to 1.48% over the prior year period due to increased commitments in CEMOF I and our latest distressed and corporate opportunities fund (CSP III) that are both currently in the investment period.

Interest and other income was $1.1 million for the three months ended March 31, 2013 as compared to $0.6 million for the same period in 2012.

Total compensation and benefits was $46.8 million and $52.1 million for the three months ended March 31, 2013 and 2012, respectively. Performance fee related compensation expense was $15.9 million and $27.5 million, or 18% and 61% of performance fees, for the three months ended March 31, 2013 and 2012, respectively. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our Non-GAAP results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $5.9 million for the three months ended March 31, 2013 as compared to 2012, which primarily relates to the acquisition of Vermillion and increases in compensation at the hedge funds.

Equity-based compensation was $0.4 million for the three months ended March 31, 2013.

General, administrative and other indirect expenses increased $2.2 million to $9.5 million for the three months ended March 31, 2013 as compared to 2012. The increase is primarily due to the acquisition of Vermillion.

Depreciation and amortization expense was $1.2 million for the three months ended March 31, 2013, an increase from $0.8 million in 2012.

Interest expense decreased $0.2 million, or 12%, for the three months ended March 31, 2013 as compared to 2012. This decrease was due primarily to lower outstanding borrowings in the first quarter of 2013 as compared to the first quarter of 2012.

Economic Net Income. ENI was $104.0 million for the three months ended March 31, 2013, an increase of $65.9 million from $38.1 million for the three months ended March 31, 2012. The increase in ENI for the three months ended March 31, 2013 as compared to 2012 was primarily driven by an increase in net performance fees of $54.9 million and an increase in fee related earnings of $9.0 million.

Fee Related Earnings. Fee related earnings increased $9.0 million to $24.5 million for the three months ended March 31, 2013 as compared to 2012. The increase was primarily due to increases in fee revenues of $17.2 million, offset by increases in base compensation of $5.9 million and general, administrative and other indirect expenses of $2.2 million.

Performance Fees. Performance fees of $88.4 million and $45.1 million for the three months ended March 31, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $0.4 million and $0.3 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Carry funds	$20.2	$38.2
Hedge funds	66.6	6.2
Structured credit funds	1.6	0.7

Performance fees	$88.4	$45.1

Performance fees for the three months ended March 31, 2013 were generated primarily by the distressed debt funds, including $18.4 million of performance fees from Carlyle Strategic Partners II, our second distressed debt fund (CSP II), as well as the hedge funds, including $32.0 million from the Claren Road Master Fund and $16.5 million from the ESG Cross Border Equity fund. Performance fees for the three months ended March 31, 2012 were generated primarily by the distressed debt funds, including $36.1 million of performance fees from CSP II.

Net performance fees increased $54.9 million to $72.5 million for the three months ended March 31, 2013 as compared to $17.6 million for the same period in 2012.

Investment Income. Investment income was $7.0 million for the three months ended March 31, 2013 as compared to $5.0 million for the same period in 2012. The increase in investment income primarily reflects unrealized investment income on the CLOs formed throughout 2012 and 2013.

Distributable Earnings. Distributable earnings increased $9.4 million to $40.8 million for the three months ended March 31, 2013 from $31.4 million for the three months ended March 31, 2012. The increase related primarily to an increase in fee related earnings of $9.0 million for the three months ended March 31, 2013 as compared to 2012.

Fee-earning AUM as of and for the Three Months Ended March 31, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2013	2012
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,131	$1,037
Fee-earning AUM based on invested capital	854	1,205
Fee-earning AUM based on collateral balances, at par	16,272	15,629
Fee-earning AUM based on net asset value	12,157	8,421
Fee-earning AUM based on other (2)	22	511

Total Fee-earning AUM	$31,436	$26,803

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.76%	1.79%

(1)	For additional information concerning the components of Fee-earning AUM, see “ – Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2013	2012
Global Market Strategies	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,034	$23,186
Acquisitions	—	2,866
Inflows, including Commitments (1)	54	193
Outflows, including Distributions (2)	(212)	(331)
Subscriptions, net of Redemptions (3)	(56)	717
Changes in CLO collateral balances (4)	296	234
Market Appreciation/(Depreciation) (5)	489	(154)
Foreign Exchange and other (6)	(169)	92

Balance, End of Period	$31,436	$26,803

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.4 billion at March 31, 2013, an increase of $0.4 billion, or over 1%, compared to $31.0 billion at December 31, 2012. This increase was primarily a result of market appreciation in our hedge funds of $0.5 billion in addition to increases in the aggregate par value of our CLO collateral balances of $0.3 billion, partially due to the launch of two new-issue CLOs totaling $1.2 billion. Outflows of $0.2 billion were primarily driven by distributions from our fully invested funds. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $26.8 billion at March 31, 2012, an increase of $3.6 billion, or over 15%, compared to $23.2 billion at December 31, 2011. This increase was primarily a result of the $2.9 billion acquisition of certain CLO management contracts from Highland Capital Management, L.P. Outflows of $0.3 billion were primarily driven by distributions from our fully invested funds. Additionally, we had subscriptions, net of redemptions, of $0.7 billion in our hedge funds. The aggregate par value of our CLO collateral balances increased $0.2 billion due to the launch of a $0.5 billion new-issue CLO. Market depreciation of $0.2 billion was primarily due to decreases in the value of our hedge funds, which charge fees based on net asset value.

Fee-earning AUM was $31.0 billion at December 31, 2012, an increase of $4.2 billion, or over 15%, compared to $26.8 billion at March 31, 2012. This increase was driven by the acquisition of a 55% equity interest in Vermillion Asset Management, additional closes in our energy mezzanine fund (“CEMOF I”) and distressed fund (“CSP III”), and net subscriptions to our existing hedge funds.

Total AUM as of and for the Three Months Ended March 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2013
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,820	$30,722	$32,542
Commitments (1)	(12)	—	(12)
Capital Called, net (2)	(86)	75	(11)
Distributions (3)	40	(308)	(268)
Subscriptions, net of Redemptions (4)	—	2	2
Changes in CLO collateral balances (5)	—	331	331
Market Appreciation/(Depreciation) (6)	—	678	678
Foreign exchange and other (7)	—	(174)	(174)

Balance, End of Period (8)	$1,762	$31,326	$33,088

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $16.8 billion from our structured credit funds (including $0.1 billion of Available Capital), $12.7 billion in our hedge funds, and $3.6 billion (including $1.7 billion of Available Capital) in our carry funds.

Total AUM was $33.1 billion at March 31, 2013, an increase of $0.6 billion, or approximately 2%, compared to $32.5 billion at December 31, 2012. This increase was driven by market appreciation of nearly $0.7 billion, primarily from our hedge funds, and an increase of $0.3 billion in the par value of our CLO collateral balances due to the launch of two new-issue CLOs totaling $1.2 billion. These increases were partially offset by distributions of $0.3 billion from our carry funds and foreign exchange loss of $0.2 billion.

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

The following table reflects the performance of certain funds in our Global Market Strategies business. These tables separately present funds that, as of March 31, 2013, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “ – Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			as of March 31, 2013
	Fund Inception Date (1)	Fund Size	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (5)	Net IRR (6)
Global Market Strategies			(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,353.4	1.7x	18%	13%
CEMOF I (7)	12/2010	$1,382.5	$274.2	$343.8	1.3x	n/m	n/m

(1)	The data presented herein that provides “inception to date” performance results for CSP II and CEMOF I related to the period following the formation of the funds in June 2007 and December 2010, respectively.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest, net of investment level recallable proceeds which is adjusted to reflect recyclability of realized proceeds for the purpose of calculating the fund MOIC.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(7)	Gross IRR and Net IRR for CEMOF I are not meaningful as the investment period commenced in December 2010.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.7 billion and $1.7 billion, respectively, as of March 31, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	2%	4%	9%	10%
Claren Road Opportunities Fund	4%	8%	n/a	16%
Barclays Aggregate Bond Index	4%	6%	6%	6%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	4%	4%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	6%	n/a	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	2%	4%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	0.36	1.04	1.92	2.04
Claren Road Opportunities Fund	0.64	1.23	n/a	1.95
Barclays Aggregate Bond Index	1.99	2.46	1.48	1.13

(1)	Net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2012.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through March 31, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $2.0 billion as of March 31, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	7%	9%	2%	6%
MSCI EM index	18%	5%	(1%)	5%
Volatility (4)
CBE Standard Deviation (Annualized)	6%	6%	8%	8%
MSCI EM index Standard Deviation (Annualized)	20%	22%	29%	27%
Sharpe Ratio (1M LIBOR) (5)
CBE	1.11	1.57	0.21	0.64
MSCI EM index	0.94	0.22	(0.04)	0.13

(1)	Net annualized return is presented on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2012.
(3)	The CBE Fund was established in January 2007. Performance is from inception through March 31, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the Viridian Ltd., which had AUM of over $1.4 billion as of March 31, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Viridian Ltd.	(10%)	0%	2%	5%
Treasuries	0%	0%	0%	2%
Volatility (4)
Viridian Ltd. Standard Deviation (Annualized)	3%	7%	8%	8%
Treasuries Standard Deviation (Annualized)	0%	0%	0%	1%
Sharpe Ratio (1M LIBOR) (5)
Viridian Ltd.	(3.13)	(0.02)	0.24	0.46

(1)	Net annualized return is presented on a total return basis, net of all fees and expenses.
(2)	As of December 31, 2012.
(3)	Viridian was established in June 2005. Performance is from inception through March 31, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

For purposes of presenting results of operations for this segment, our earnings from our December 2012 investment in NGP Management are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$47.0	$36.6
Portfolio advisory fees, net	0.3	0.3
Transaction fees, net	—	1.1

Total fund level fee revenues	47.3	38.0
Performance fees
Realized	11.0	23.2
Unrealized	49.5	82.4

Total performance fees	60.5	105.6
Investment income (loss)
Realized	(13.0)	—
Unrealized	4.5	3.0

Total investment income (loss)	(8.5)	3.0
Interest and other income	0.3	0.4

Total revenues	99.6	147.0

Segment Expenses
Compensation and benefits
Direct base compensation	17.9	18.2
Indirect base compensation	7.5	6.4
Equity-based compensation	0.6	—
Performance fee related
Realized	(4.9)	0.9
Unrealized	23.6	5.9

Total compensation and benefits	44.7	31.4
General, administrative, and other indirect expenses	10.4	11.7
Depreciation and amortization expense	1.1	1.0
Interest expense	1.6	1.9

Total expenses	57.8	46.0

Economic Net Income	$41.8	$101.0

Fee Related Earnings	$8.5	$(0.8)

Net Performance Fees	$41.8	$98.8

Realized Net Performance Fees	$15.9	$22.3

Investment Income (Loss)	$(8.5)	$3.0

Distributable Earnings	$11.4	$21.5

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Total fee revenues were $47.3 million for the three months ended March 31, 2013, an increase of $9.3 million from March 31, 2012. The increase in total fee revenues reflects an increase in fund management fees of $10.4 million, partially offset by a decrease in transaction fees of $1.1 million. The increase in fund management fees primarily reflects revenue earned from our December 2012 investment in NGP Management totaling $16.2 million for the three months ended March 31, 2013. This increase was partially offset by decreases in management fees due to the change in basis from commitments to invested capital for one of our Legacy Energy funds during 2012 (Energy IV) and our infrastructure fund in 2013. Our investment in NGP Management, which entitles us to an allocation of income equal to 47.5% of management fee-related revenues from certain NGP funds, resulted in the weighted average management fee rate increasing to 1.26% at March 31, 2013 from 1.22% at March 31, 2012.

Interest and other income was $0.3 million for the three months ended March 31, 2013, a decrease from $0.4 million for the same period in 2012.

Total compensation and benefits was $44.7 million and $31.4 million for the three months ended March 31, 2013 and 2012, respectively. Performance fee related compensation expense was $18.7 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for Riverstone and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $25.4 million for the three months ended March 31, 2013, consistent with the $24.6 million of expense for the same period in 2012.

Equity-based compensation was $0.6 million for the three months ended March 31, 2013.

General, administrative and other indirect expenses decreased $1.3 million to $10.4 million for the three months ended March 31, 2013 as compared to 2012. The expense decrease primarily reflects decreases in professional fees and a positive variance related to foreign currency adjustments.

Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2013, an increase from $1.0 million in 2012.

Interest expense decreased $0.3 million, or 16%, for the three months ended March 31, 2013 as compared to 2012. This decrease was due primarily to lower outstanding borrowings in the first quarter of 2013 as compared to the first quarter of 2012.

Economic Net Income. ENI was $41.8 million for the three months ended March 31, 2013, a decrease of $59.2 million from $101.0 million for the same period in 2012. The decrease in ENI for the three months ended March 31, 2013 as compared to 2012 was primarily driven by a decrease in net performance fees of $57.0 million.

Fee Related Earnings. Fee related earnings increased $9.3 million for the three months ended March 31, 2013 as compared to 2012 to $8.5 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $9.3 million.

Performance Fees. Performance fees of $60.5 million and $105.6 million for the three months ended March 31, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $1.3 million and $6.4 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Energy funds	$20.8	$96.5
Real Estate funds	39.7	9.1

Performance fees	$60.5	$105.6

Performance fees for the three months ended March 31, 2013 were primarily driven by performance fees related to our sixth U.S. real estate fund (CRP VI) of $20.0 million and our third U.S. real estate fund (CRP III) of $10.2 million. Investments in our Real Assets portfolio increased 3% during the three months ended March 31, 2013 with energy investments appreciating 4% and real estate investments appreciating 1%. During the three months ended March 31, 2013, due to the performance of investments in CRP VI, we were entitled to a “catch-up” allocation of carried interest from CRP VI, resulting in disproportionately higher performance fees earned in this period from that fund. Performance fees for the three months ended March 31, 2012 were primarily driven by performance fees related to two Legacy Energy funds: Energy III (including co-investments) of $51.5 million and Energy IV of $13.3 million.

During the three months ended March 31, 2013, we repaid a giveback obligation to a real estate fund. The amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. We had previously recognized this liability as unrealized performance fee loss and negative unrealized performance fee compensation expense. As a result of the giveback repayment, during the three months ended March 31, 2013, we reclassified $5.4 million of unrealized performance fee loss to realized performance fee loss, and reclassified $(4.9) million of unrealized performance fee compensation expense to realized performance fee compensation expense.

Net performance fees for the three months ended March 31, 2013 were $41.8 million, representing a decline of $57.0 million from $98.8 million in net performance fees for the three months ended March 31, 2012.

Investment Income (Loss). Investment loss was $8.5 million for the three months ended March 31, 2013 compared to investment income of $3.0 million for the same period in 2012. The decline in investment income from 2012 to 2013 relates primarily to unrealized losses on investments in certain European real estate funds. The $13.0 million realized investment loss primarily relates to the realization of a $15.0 million investment loss in a real estate investment that was originally reserved in 2012. The realization of the $15.0 million loss had no net impact on total investment loss for the three months ended March 31, 2013.

Distributable Earnings. Distributable earnings declined $10.1 million to $11.4 million for the three months ended March 31, 2013 from $21.5 million for the same period in 2012. The decline was due to a $13.0 million decline in realized investment income and a $6.4 million decline in realized net performance fees, partially offset by an increase in fee related earnings of $9.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Fee-earning AUM as of and for the Three Months Ended March 31, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2013	2012
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,169	$12,994
Fee-earning AUM based on invested capital (2)	20,250	9,854

Total Fee-earning AUM (3)	$29,419	$22,848

Weighted Average Management Fee Rates (4)
All Funds	1.26%	1.22%
Funds in Investment Period	1.22%	1.26%

(1)	For additional information concerning the components of Fee-earning AUM, See “-Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of March 31, 2013, the Legacy Energy Funds had, in the aggregate, approximately $14.4 billion in AUM and $9.2 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”), are managed by NGP Energy Capital Management. As of March 31, 2013, the NGP management fee funds had, in the aggregate, approximately $12.1 billion in AUM and $10.3 billion in Fee-earning AUM.
(4)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and the NGP management fee funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2013	2012
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$29,305	$22,172
Inflows, including Commitments (1)	243	837
Outflows, including Distributions (2)	(51)	(265)
Foreign Exchange and other (3)	(78)	104

Balance, End of Period	$29,419	$22,848

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $29.4 billion at March 31, 2013, an increase of $0.1 billion, or less than 1%, compared to $29.3 billion at December 31, 2012. Inflows of $0.2 billion were primarily related to investment activity in two of our Legacy Energy funds (“Energy III” and “Energy IV”), one of our U.S. real estate funds (“CRP V”), and our realty credit fund (“CRCP I”). Offsetting this increase were foreign exchange losses of $78 million and outflows of $51 million, principally a result of distributions from our fully invested U.S. and Europe real estate funds and related co-investments. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $22.8 billion at March 31, 2012, an increase of $0.6 billion, or nearly 3%, compared to $22.2 billion at December 31, 2011. Inflows of $0.8 billion were primarily related to investment activity in our latest Europe real estate fund (“CEREP III”) and related co-investments, one of our U.S. real estate funds (“CRP V”), and our realty credit fund (“CRCP I”). Outflows of $0.3 billion were principally a result of distributions from our fully invested energy funds and U.S. and Europe real estate funds and related co-investments.

Fee-earning AUM was $29.3 billion at December 31, 2012, an increase of $6.5 billion, or over 28%, compared to $22.8 billion at March 31, 2012. This increase was primarily related to the acquisition of an equity interest in NGP, offset by the step-down in basis of our infrastructure fund (“CIP I”) and Energy IV, along with distributions from our fully invested U.S., Europe, and Asia real estate funds and related co-investments.

Total AUM as of and for the Three Months Ended March 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2013
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, Beginning of Period	$9,944	$30,250	$40,194
Commitments (1)	419	—	419
Capital Called, net (2)	(929)	874	(55)
Distributions (3)	103	(1,049)	(946)
Market Appreciation/(Depreciation) (4)	—	841	841
Foreign exchange and other (5)	(16)	(97)	(113)

Balance, End of Period	$9,521	$30,819	$40,340

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(6)	Amounts related to the NGP Funds are based on the latest available information (in most cases as of December 31, 2012).

Total AUM was $40.3 billion at March 31, 2013, an increase of $0.1 billion, or less than 1%, compared to $40.2 billion at December 31, 2012. This increase was driven by $0.8 billion of market appreciation across our portfolio. This appreciation was the result of a 3% increase in values across the segment, comprised of a 1% increase in values in our real estate and infrastructure funds and a 4% increase in values in our energy funds, primarily driven by appreciation in the CRP V and Energy IV portfolios. The increase was offset by distributions of $1.0 billion, of which approximately $0.1 billion was recycled back into available capital.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2013, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “ – Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of March 31, 2013					as of March 31, 2013
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,400.9	2.7x	44%	30%	$522.5	$1,400.9	2.7x	44%
CRP IV	12/2004	$950.0	$1,186.0	$1,210.2	1.0x	1%	(3%)	$441.8	$455.9	1.0x	10%
CRP V	11/2006	$3,000.0	$3,209.9	$4,375.8	1.4x	10%	7%	$1,844.1	$2,517.9	1.4x	12%
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4x	13%	7%	€441.2	€751.8	1.7x	19%
CEREP II	4/2005	€762.7	€826.9	€143.8	0.2x	(56%)	(44%)	€416.5	€137.8	0.3x	(54%)
CEREP III	5/2007	€2,229.5	€1,752.6	€1,877.9	1.1x	3%	(2%)	€—	€3.5	n/a	n/a
Energy II	7/2002	$1,100.0	$1,336.7	$3,670.4	2.7x	81%	54%	$827.4	$3,410.1	4.1x	105%
Energy III	10/2005	$3,800.0	$3,564.6	$6,808.5	1.9x	16%	12%	$1,545.4	$4,494.2	2.9x	28%
Energy IV	12/2007	$5,979.1	$5,129.9	$8,237.0	1.6x	23%	15%	$1,710.6	$3,630.9	2.1x	32%
All Other Funds (9)	Various		$2,289.4	$2,280.5	1.0x	0%	(7%)	$1,484.1	$1,703.3	1.1x	8%
Coinvestments and Other (10)	Various		$3,962.2	$6,706.7	1.7x	20%	16%	$1,727.0	$3,850.5	2.2x	29%

Total Fully Invested Funds			$25,171.1	$38,232.7	1.5x	16%	10%	$11,202.6	$22,608.5	2.0x	28%

Funds in the Investment Period (6)
CRP VI	9/2010	$2,340.0	$835.8	$1,077.5	1.3x	33%	16%
CIP	9/2006	$1,143.7	$922.4	$948.2	1.0x	1%	(4%)
Renew II	3/2008	$3,417.5	$2,694.1	$3,675.2	1.4x	14%	8%
All Other Funds (11)	Various		$201.8	$241.2	1.2x	30%	22%

Total Funds in the Investment Period			$4,654.1	$5,942.1	1.3x	12%	6%	$833.7	$895.4	1.1x	3%

TOTAL REAL ASSETS (12)			$29,825.2	$44,174.8	1.5x	16%	10%	$12,036.3	$23,504.0	2.0x	27%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, Energy I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following fund: CRCP I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Solutions

Our Solutions segment results reflect only our 60% interest in AlpInvest’s operations whereas our consolidated financial statements reflect 100% of AlpInvest’s operations and a non-controlling interest of 40%. The following table presents our results of operations for our Solutions segment:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$18.5	$16.3
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—

Total fund level fee revenues	18.5	16.3
Performance fees
Realized	1.5	3.2
Unrealized	21.3	13.3

Total performance fees	22.8	16.5
Investment income (loss)
Realized	—	—
Unrealized	(0.1)	—

Total investment income	(0.1)	—
Interest and other income	—	0.2

Total revenues	41.2	33.0

Segment Expenses
Compensation and benefits
Direct base compensation	9.4	8.0
Indirect base compensation	1.3	1.0
Equity-based compensation	0.1	—
Performance fee related
Realized	1.0	2.8
Unrealized	16.1	10.0

Total compensation and benefits	27.9	21.8
General, administrative, and other indirect expenses	3.4	1.6
Depreciation and amortization expense	0.5	0.2
Interest expense	0.5	0.3

Total expenses	32.3	23.9

Economic Net Income	$8.9	$9.1

Fee Related Earnings	$3.3	$5.4

Net Performance Fees	$5.7	$3.7

Realized Net Performance Fees	$0.5	$0.4

Investment Income (Loss)	$(0.1)	$—

Distributable Earnings	$3.8	$5.8

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Total fee revenues were $18.5 million and $16.3 million for the three months ended March 31, 2013 and 2012, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. The increase in management fees was due primarily to co-investments representing a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for co-investments generally is higher than the management fee rates for fund investments and secondary investments.

Total compensation and benefits were $27.9 million and $21.8 million for the three months ended March 31, 2013 and 2012, respectively. Performance fee related compensation expense was $17.1 million and $12.8 million, or 75% and 78% of performance fees for the three months ended March 31, 2013 and 2012, respectively. Direct and indirect base compensation expense was $10.7 million and $9.0 million for the three months ended March 31, 2013 and 2012, respectively. The increase in base compensation expense was due primarily to an increase in headcount and higher pension costs.

General, administrative and other indirect expenses were $3.4 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. Such expenses are comprised primarily of professional fees and rent.

Depreciation and amortization expense was $0.5 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Interest expense was $0.5 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

Economic Net Income. Economic net income was $8.9 million and $9.1 million for the three months ended March 31, 2013 and 2012, respectively. The ENI for those periods was derived primarily from $3.3 million and $5.4 million in fee related earnings for the three months ended March 31, 2013 and 2012, respectively, and $5.7 million and $3.7 million in net performance fees for the three months ended March 31, 2013 and 2012, respectively.

Fee Related Earnings. Fee related earnings were $3.3 million for the three months ended March 31, 2013, as compared to $5.4 million for the three months ended March 31, 2012, representing a decrease of $2.1 million. The decrease in fee related earnings is primarily attributable to an increase in base compensation of $1.7 million and an increase in general, administrative and other indirect expenses of $1.8 million, partially offset by an increase in fund management fees of $2.2 million.

Performance Fees. Performance fees were $22.8 million and $16.5 million for the three months ended March 31, 2013 and 2012, respectively. Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings decreased $2.0 million for the three months ended March 31, 2013 to $3.8 million from $5.8 million for the same period in 2012. This decrease primarily reflects a reduction in fee related earnings of $2.1 million.

Fee-earning AUM as of and for the Three Months Ended March 31, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2013	2012
Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,072	$7,669
Fee-earning AUM based on lower of cost or fair market value	21,782	21,845

Total Fee-earning AUM	$28,854	$29,514

(1)	For additional information concerning the components of Fee-earning AUM, see “ – Fee-earning Assets under Management”

The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended March 31,
	2013	2012
Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,942	$27,671
Inflows, including Commitments (1)	1,244	2,519
Outflows, including Distributions (2)	(739)	(2,010)
Market Appreciation/(Depreciation) (3)	256	431
Foreign Exchange and other (4)	(849)	903

Balance, End of Period	$28,854	$29,514

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period.
(2)	Outflows represent distributions from fund of funds vehicles outside the commitment fee period and changes in basis for fund of funds vehicles where the commitment fee period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.9 billion at March 31, 2013, a decrease of $88 million, or less than 1%, compared to $28.9 billion at December 31, 2012. This decrease is due to foreign exchange loss of $0.8 billion and outflows of $0.7 billion, principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment period, as well as distributions from several funds outside of their commitment period. Distributions from funds still in the commitment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Inflows of $1.2 billion were primarily related to new fund investment mandates activated as well as capital called on the fully committed funds. Increases in fair value of $0.3 billion have an impact on Fee-earning AUM for Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. However, all funds still in their commitment period charge management fees on commitments, which are not impacted by fair value movements.

Fee-earning AUM was $29.5 billion at March 31, 2012, an increase of $1.8 billion, or over 6%, compared to $27.7 billion at December 31, 2011. Inflows of $2.5 billion were primarily related to new fund investment mandates activated as well as capital called on the fully committed funds. Outflows of $2.0 billion were principally a result of a change in basis from commitments to the lower of cost or fair value. Changes in fair value of $0.4 billion have an impact on Fee-earning AUM for Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. Additionally, increased strength of the U.S. dollar against the Euro resulted in a $0.9 billion increase in foreign exchange gain for the period.

Total AUM as of and for the Three Month Period Ended March 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2013
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Solutions
Balance, Beginning of Period	$14,528	$29,554	$44,082
Commitments (1)	4,205	—	4,205
Capital Called, net (2)	(677)	738	61
Distributions (3)	89	(1,566)	(1,477)
Market Appreciation/(Depreciation) (4)	—	1,607	1,607
Foreign exchange and other (5)	(292)	(420)	(712)

Balance, End of Period	$17,853	$29,913	$47,766

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for AlpInvest primary fund investments and secondary investment funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2012) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2013.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $47.8 billion at March 31, 2013, an increase of $3.7 billion, or over 8%, compared to $44.1 billion at December 31, 2012. This increase was primarily driven by $1.6 billion of commitments raised from long time investors, as well as $2.6 billion of existing commitments from both long time and new investors that became active during the period (net of unused capital at the end of the commitment fee period), and $1.6 billion of market appreciation. This increase was offset by $1.5 billion of distributions, net of amounts recycled and a foreign translation adjustment on $0.7 billion.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			as of March 31, 2013
	Vintage Year	Committed Capital	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Solutions (1)			(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,963.3	€6,337.4	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,449.5	€6,362.3	1.4x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€10,096.9	€12,158.0	1.2x	6%	6%
Main Fund IV - Fund Investments	2009	€4,880.0	€1,486.8	€1,513.3	1.0x	2%	0%
Main Fund I - Secondary Investments	2002	€519.4	€464.6	€875.3	1.9x	55%	52%
Main Fund II - Secondary Investments	2003	€998.4	€935.2	€1,659.1	1.8x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,107.9	€2,776.0	1.3x	9%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,640.3	€2,139.9	1.3x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€874.8	€2,331.6	2.7x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,500.1	€3,089.5	1.2x	4%	4%
Main Fund II - Mezzanine Investments	2004	€700.0	€713.6	€946.4	1.3x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,409.8	€1,807.7	1.3x	10%	9%
All Other Funds (9)	Various		€1,341.4	€1,972.7	1.5x	18%	14%

Total Fully Committed Funds			€31,984.1	€43,969.2	1.4x	11%	10%

Funds in the Commitment Period
Main Fund V - Fund Investments (11)	2012	€4,830.9	€26.7	€24.3	0.9x	n/m	n/m
Main Fund V - Secondary Investments	2011	€2,665.6	€607.5	€724.0	1.2x	38%	34%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,236.3	€1,654.3	1.3x	19%	16%
Main Fund V - Co-Investments (11)	2012	€1,228.2	€293.0	€305.9	1.0x	n/m	n/m
All Other Funds (9)	Various		€119.3	€126.0	1.1x	21%	14%

Total Funds in the Commitment Period			€2,282.8	€2,834.5	1.2x	21%	18%

TOTAL SOLUTIONS			€34,266.9	€46,803.7	1.4x	11%	10%

TOTAL SOLUTIONS (USD) (10)			$43,931.9	$60,004.7	1.4x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of March 31, 2013, these excluded investments represent $0.6 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I – Co-Investments, Main Fund I – Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.
(11)	Gross IRR and Net IRR are not meaningful as commitment periods commenced in Q3 2012.

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

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)

Statements of Cash Flows Data
Net cash provided by operating activities	$1,454.8	$479.9
Net cash used in investing activities	(14.7)	(48.2)
Net cash used in financing activities	(1,424.6)	(424.8)
Effect of foreign exchange rate change	(12.2)	6.7

Net change in cash and cash equivalents	$3.3	$13.6

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash flows from operating activities prior to our initial public offering in May 2012 do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts are included as a use of cash for distributions in financing activities. Subsequent to our initial public offering, we record cash compensation expense related to senior Carlyle professionals, which has the effect of reducing cash provided by operating activities and cash used in financing activities as compared to the periods prior to the initial public offering. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the three months ended March 31, 2013, proceeds were $108.8 million while purchases were $60.6 million. However, in the three months ended March 31, 2012, investment proceeds were $145.7 million as compared to purchases of $15.0 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the three months ended March 31, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $3,181.4 million, while purchases of investments by the Consolidated Funds were $2,934.1 million. For the three months ended March 31, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $2,000.5 million, while purchases of investments by the Consolidated Funds were $1,586.4 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. We acquired $43.1 million of intangible assets during the three months ended March 31, 2012, consisting of CLO management contracts.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $199.1 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million senior note issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million senior note issuance in March 2013. The proceeds from these senior note issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. Our repayments under our revolving credit facility were $386.3 million and our repayments on our term loan were $475.0 million for the three months ended March 31, 2013. The net payment on loans payable by our Consolidated Funds during the three months ended March 31, 2013 was $769.3 million. For the three months ended March 31, 2013, contributions from non-controlling interest holders were $477.2 million and distributions to non-controlling interest holders were $1,205.0; these amounts primarily relate to activity with the non-controlling interest holders in Consolidated Funds.

For the three months ended March 31, 2012, our net borrowings under our revolving credit facility were $257.2 million and our payments on our loans payable were $270.0 million. The net payment on loans payable by our Consolidated Funds during the three months ended March 31, 2012 was $182.9 million. For the three months ended March 31, 2012, contributions from non-controlling interest holders were $631.4 million and distributions to non-controlling interest holders were $800.8; these amounts primarily relate to activity with the non-controlling interest holders in Consolidated Funds.

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

During the three months ended March 31, 2013, we paid distributions totaling $0.85 per common unit, or approximately $36.8 million, to common unitholders in respect of the fourth quarter of 2012. Also, in May 2013, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unitholders of record on May 20, 2013, which is payable on May 31, 2013.

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

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of March 31, 2013. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. From time to time, we may access the capital markets, including through the issuance of debt or equity securities, in order to further enhance our liquidity and capital structure. For example, during the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through March 31, 2013, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2013, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)

Corporate Private Equity	$1,496.8	$1,887.9	$3,384.7
Global Market Strategies	800.3	221.1	1,021.4
Real Assets	532.1	187.3	719.4

Total	$2,829.2	$2,296.3	$5,125.5

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.3 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of March 31, 2013 consist of the following (dollars in millions):

Equity-method investments, excluding accrued performance fees	$828.7
Trading securities and other investments	27.5

Total investments	$856.2

Less: Amounts attributable to non-controlling interests in consolidated entities	(224.7)
Less: Strategic equity-method investment in NGP Management	(394.6)

Total investments attributable to Carlyle Holdings	$236.9

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Investments attributable to Carlyle Holdings before the effect of consolidation were $291.2 million at March 31, 2013.

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

Our accrued performance fees by segment as of March 31, 2013, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)

Corporate Private Equity	$1,928.9	$9.8	$1,919.1
Global Market Strategies	145.5	1.4	144.1
Real Assets	294.0	35.1	258.9
Solutions	229.8	—	229.8

Total	$2,598.2	$46.3	$2,551.9

Less: Accrued performance fee-related compensation			(1,089.9)
Plus: Receivable for giveback obligations from current and former employees			19.9
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(59.2)

Net accrued performance fees attributable to Carlyle Holdings			$1,422.7

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Net accrued performance fees attributable to Carlyle Holdings before the effect of consolidation was $1,437.1 million at March 31, 2013.

Our Balance Sheet and Indebtedness

Total assets were $32.7 billion at March 31, 2013, an increase of $1.1 billion from December 31, 2012. The increase in total assets was primarily attributable to increases in cash and cash equivalents held at Consolidated Funds and accrued performance fees. Assets of the Consolidated Funds were approximately $27.6 billion at March 31, 2013, representing an increase of $0.8 billion from December 31, 2012. Total liabilities were $19.3 billion at March 31, 2013, an increase of $1.3 billion from December 31, 2012. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $1.0 billion from December 31, 2012 to March 31, 2013. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2013, our total assets were $5.1 billion, including cash and cash equivalents of $570.4 million, accrued performance fees of $2,622.2 million, and investments of $910.5 million.

Loans Payable. Loans payable on our balance sheet at March 31, 2013 reflects $25.0 million outstanding under our senior secured credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior secured credit facility.

Senior Credit Facility. The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at March 31, 2013). During the first quarter of 2013, we prepaid $475.0 million of term loan principal that would have been due beginning in September 2014. The remaining outstanding principal amount under the term loan is payable on September 30, 2016.

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

3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The notes contain customary covenants and financial restrictions that, among other things, limit Carlyle Holdings Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The notes contain customary covenants and financial restrictions that, among other things, limit Carlyle Holdings Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

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

As of March 31, 2013, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,838.4	1.31%		8.96
Subordinated notes, Income notes and Preferred shares	1,084.8	N/A	(1)	8.30
Combination notes	5.2	N/A	(2)	11.90

Total	$14,928.4

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of March 31, 2013 was $13,204.1 million, $1,102.3 million, and $6.3 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $12.8 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under this liquidity facility as of March 31, 2013.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2013 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2013 to December 31, 2013	2014-2015	2016-2017	Thereafter	Total
	(Dollars in millions)

Loans payable and senior notes (a)	$—	$—	$25.0	$900.0	$925.0
Interest payable (b)	34.7	90.2	85.0	666.6	876.5
Contingent cash consideration (c)	95.8	191.3	53.0	387.4	727.5
Operating lease obligations (d)	34.4	83.4	60.6	124.7	303.1
Capital commitments to Carlyle funds (e)	2,296.3	7.5	—	—	2,303.8
Tax receivable agreement payments (f)	0.9	2.9	3.0	29.7	36.5
Loans payable of Consolidated Funds (g)	4.8	62.0	259.8	14,601.8	14,928.4
Interest on loans payable of Consolidated Funds (h)	136.8	361.5	349.7	834.6	1,682.6
Unfunded commitments of the CLOs and Consolidated Funds (i)	1,220.9	—	—	—	1,220.9
Redemptions payable of Consolidated Funds (j)	94.7	—	—	—	94.7

Consolidated contractual obligations	3,919.3	798.8	836.1	17,544.8	23,099.0
Loans payable of Consolidated Funds (g)	(4.8)	(62.0)	(259.8)	(14,601.8)	(14,928.4)
Interest on loans payable of Consolidated Funds (h)	(136.8)	(361.5)	(349.7)	(834.6)	(1,682.6)
Unfunded commitments of the CLOs and Consolidated Funds (i)	(1,220.9)	—	—	—	(1,220.9)
Redemptions payable of Consolidated Funds (j)	(94.7)	—	—	—	(94.7)

Carlyle Operating Entities contractual obligations	$2,462.1	$375.3	$226.6	$2,108.4	$5,172.4

(a) –	The table above assumes that no prepayments are made on the term loan or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility.
(b) –	The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $400.0 million of senior notes and approximately 2.33% on $25.0 million of term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c) –	These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “ – Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $81.8 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, this amount has been included in the less than one year category. Excluded from this table are two options we have to purchase additional investments in NGP.
(d) –	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2013 through 2021. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e) –	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.3 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management.
(f) –	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(g) –	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles.
(h) –	These obligations represent interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2013, at spreads to market rates pursuant to the debt agreements, and range from 0.41% to 12.65%.
(i) –	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(j) –	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $17.9 million at March 31, 2013 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments

We have certain contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management. For our business acquisitions, these contingent cash payments relate to performance-based contingent cash consideration payable to the sellers of the businesses, some of whom are senior Carlyle professionals. Certain of these payments to those senior Carlyle professionals require such senior Carlyle professional to be employed by us at the time the performance conditions are met, while other payments are not contingent upon employment. For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to NGP and an affiliate of Barclays Bank PLC, as well as two options we have to purchase additional investments in NGP that would entitle us to an allocation of income equal to 40% of the carried interest generated from certain NGP funds. The exercise of the NGP options and the resulting payments under the option agreements are at our discretion. See Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

	As of March 31, 2013
	Hedge Fund Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
	(Dollars in millions)

Performance-based contingent cash consideration	$363.3	$183.0	$546.3	$166.8
Employment-based contingent cash consideration	300.7	45.0	345.7	106.9
Options to acquire additional investments in NGP	—	97.2	97.2	—

Total	$664.0	$325.2	$989.2	$273.7

(1) –	On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

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

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.1 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At March 31, 2013, approximately $10.7 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

In July 2012, we provided a guarantee to the French tax authorities as credit support for a €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid under the guarantee from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Refer to “Contingencies” below and Note 11 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2013.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $46.3 million at March 31, 2013 is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2013. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $19.9 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of March 31, 2013 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

During the three months ended March 31, 2013, we repaid $14.0 million of giveback obligations to certain funds. This amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation.

If, as of March 31, 2013, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. The U.S. District Court for the District of Massachusetts has not set a schedule for class certification proceedings.

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

Second, in November 2009, another CCC investor, National Industries Group (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance ( National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait against Carlyle Investment Management L.L.C. or TC Group, L.L.C., based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. In August 2012, National Industries filed a motion to vacate the Delaware Court of Chancery’s decision. We successfully opposed that motion and the Court’s injunction remains in effect. In November 2012, National Industries filed a notice of appeal. The appeal was heard by the Delaware Supreme Court on May 1, 2013.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle is now in the process of producing relevant documents to the plaintiffs, who have told the Royal Court of Guernsey that they intend to amend their pleading after receiving and reviewing the documents. A schedule for the case will be set after that amended complaint is filed. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

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

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued formal notices of assessment to certain of those subsidiaries, in each case, disallowing deductions of certain capital losses claimed with respect to the reorganization of the Italian subsidiaries. If unchallenged, the disallowance of such deductions would increase the aggregate amount owed by such subsidiaries by approximately €25.5 million of income tax, €28.5 million of penalties and €4.9 million of interest (through May 2013) for a total of approximately €59.0 million. CEREP I has a limited period of time during which it may challenge or negotiate a settlement of these amounts and may be required to post collateral up to the full €59.0 million allegedly owed in order to initiate such a challenge. It is possible that the Italian Ministry of Justice could appoint a prosecutor to conduct an investigation.

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the Italian tax assessment. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of March 31, 2013, CEREP I had accrued €50.0 million ($64.1 million as of March 31, 2013) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2012 through March 31, 2013 is as follows:

	Units as of December 31, 2012	Units Issued	Units Forfeited	Units as of March 31, 2013
Carlyle Holdings partnership unitsheld by the Partnership	43,244,180	—	—	43,244,180
Carlyle Holdings partnership unitsnot held by the Partnership	262,873,250	—	—	262,873,250

Total Carlyle Holdings partnership units	306,117,430	—	—	306,117,430

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There was no material change in our market risks during the three months ended March 31, 2013. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which is accessible on the SEC’s website at sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, Carlyle hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Applus Servicios Technologics S.L.U., a European company which may be considered our affiliate.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C.,
its general partner

Date: May 13, 2013	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Section 19(r) Disclosure.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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