Form 10-Q
period 2013-06-30
Carlyle Group L.P.
filed 2013-08-12
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of the Registrant’s common units representing limited partner interests outstanding as of August 7, 2013 was 49,028,347.

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

(e) the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development company; and

(f) for fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital.

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

(c) the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds; and

(d) the gross assets (including assets acquired with leverge) of our business development company.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings LLC (“Riverstone”) and certain NGP management fee funds.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents	$572.9	$567.1
Cash and cash equivalents held at Consolidated Funds	2,205.5	1,646.6
Restricted cash	41.0	34.5
Restricted cash and securities of Consolidated Funds	29.2	36.3
Accrued performance fees	2,646.9	2,192.5
Investments	811.2	881.2
Investments of Consolidated Funds	26,068.1	24,815.7
Due from affiliates and other receivables, net	184.9	190.7
Due from affiliates and other receivables of Consolidated Funds, net	431.6	331.8
Fixed assets, net	62.7	63.6
Deposits and other	47.9	48.4
Intangible assets, net	624.6	691.1
Deferred tax assets	60.7	67.1

Total assets	$33,787.2	$31,566.6

Liabilities and partners’ capital
Loans payable	$25.0	$886.3
3.875% senior notes due 2023	499.8	—
5.625% senior notes due 2043	398.4	—
Loans payable of Consolidated Funds	15,019.8	13,656.7
Accounts payable, accrued expenses and other liabilities	223.7	215.0
Accrued compensation and benefits	1,554.0	1,318.2
Due to affiliates	341.8	332.1
Deferred revenue	57.1	59.4
Deferred tax liabilities	78.2	61.1
Other liabilities of Consolidated Funds	1,730.2	1,385.8
Accrued giveback obligations	49.6	69.2

Total liabilities	19,977.6	17,983.8

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	3,941.5	2,887.4

Partners’ capital (common units, 46,109,886 and 43,244,180 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	265.2	235.1
Accumulated other comprehensive loss	(12.1)	(4.8)
Partners’ capital appropriated for Consolidated Funds	438.2	838.6
Non-controlling interests in consolidated entities	7,769.3	8,264.8
Non-controlling interests in Carlyle Holdings	1,407.5	1,361.7

Total partners’ capital	9,868.1	10,695.4

Total liabilities and partners’ capital	$33,787.2	$31,566.6

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Fund management fees	$242.2	$239.9	$473.6	$474.3
Performance fees
Realized	203.2	116.7	456.0	397.3
Unrealized	55.9	(337.1)	445.5	23.1

Total performance fees	259.1	(220.4)	901.5	420.4
Investment income (loss)
Realized	12.7	2.4	8.5	1.6
Unrealized	(1.7)	4.6	2.9	26.9

Total investment income (loss)	11.0	7.0	11.4	28.5
Interest and other income	4.1	2.7	6.5	5.4
Interest and other income of Consolidated Funds	252.9	219.2	521.3	430.7

Total revenues	769.3	248.4	1,914.3	1,359.3

Expenses
Compensation and benefits
Base compensation	173.6	149.9	352.1	256.0
Equity-based compensation	126.0	94.2	178.3	94.2
Performance fee related
Realized	78.1	32.1	186.8	66.4
Unrealized	66.0	(97.7)	261.0	(42.9)

Total compensation and benefits	443.7	178.5	978.2	373.7
General, administrative and other expenses	120.3	84.0	231.7	175.2
Interest	11.6	6.2	22.1	16.6
Interest and other expenses of Consolidated Funds	201.7	179.5	451.8	364.0
Other non-operating (income) expense	(3.3)	0.7	(5.7)	(3.4)

Total expenses	774.0	448.9	1,678.1	926.1

Other income
Net investment gains of Consolidated Funds	290.6	386.6	502.1	1,258.7

Income before provision for income taxes	285.9	186.1	738.3	1,691.9
Provision for income taxes	16.6	10.6	41.5	22.3

Net income	269.3	175.5	696.8	1,669.6

Net income attributable to non-controlling interests in consolidated entities	300.0	357.9	468.0	1,222.8

Net income (loss) attributable to Carlyle Holdings	(30.7)	(182.4)	228.8	446.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(27.4)	(172.1)	198.3	457.1

Net income (loss) attributable to The Carlyle Group L.P.	$(3.3)	$(10.3)	$30.5	$(10.3)

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$(0.07)	$(0.26)	$0.69	$(0.26)

Diluted	$(0.07)	$(0.26)	$0.61	$(0.26)

Weighted-average common units
Basic	45,145,793	40,160,245	44,249,510	40,160,245

Diluted	45,145,793	40,160,245	49,881,397	40,160,245

Distributions declared per common unit	$0.16		$1.01

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$269.3	$175.5	$696.8	$1,669.6
Other comprehensive income (loss)
Foreign currency translation adjustments	(141.7)	70.2	(81.9)	(188.4)
Cash flow hedges
Unrealized gains (loss) for the period	—	(5.3)	0.2	(6.9)
Less: reclassification adjustment for loss included in interest expense	0.9	1.8	2.4	3.7
Defined benefit plans
Unrealized gains (loss) for the period	(0.4)	—	0.6	—
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.2	—	0.4	—

Other comprehensive income (loss)	(141.0)	66.7	(78.3)	(191.6)

Comprehensive income	128.3	242.2	618.5	1,478.0
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	127.6	216.8	400.4	101.2
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(258.6)	(629.3)	(588.7)	(1,154.4)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	(31.9)	(11.6)	(209.1)	9.2

Comprehensive income (loss) attributable to Carlyle Holdings	(34.6)	(181.9)	221.1	434.0
Less: Comprehensive income (loss) attributable to non-controlling interests in Carlyle Holdings	30.8	169.7	(191.6)	(446.2)

Comprehensive income (loss) attributable to The Carlyle Group L.P.	$(3.8)	$(12.2)	$29.5	$(12.2)

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$696.8	$1,669.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	76.4	48.2
Amortization of deferred financing fees	0.7	0.8
Equity -based compensation	178.3	94.2
Excess tax benefits related to equity -based compensation	(1.7)	—
Non-cash performance fees	(513.8)	(55.9)
Other non-cash amounts	1.8	(3.4)
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(1,112.0)	(1,553.5)
Realized/unrealized loss from loans payable of Consolidated Funds	643.0	351.9
Purchases of investments by Consolidated Funds	(6,404.2)	(3,821.1)
Proceeds from sale and settlements of investments by Consolidated Funds	6,211.8	4,309.5
Non-cash interest income, net	(43.1)	(31.3)
Change in cash and cash equivalents held at Consolidated Funds	1,174.9	153.6
Change in other receivables held at Consolidated Funds	(62.6)	28.7
Change in other liabilities held at Consolidated Funds	176.7	(211.2)
Investment income	(1.1)	(25.7)
Purchases of investments	(92.1)	(20.3)
Proceeds from the sale of investments	179.7	149.8
Purchases of trading securities	(30.3)	(10.1)
Proceeds from sale of trading securities	18.7	—
Changes in deferred taxes	23.6	0.1
Change in due from affiliates and other receivables	(21.7)	(1.8)
Change in deposits and other	4.2	2.3
Change in accounts payable, accrued expenses and other liabilities	15.4	(7.2)
Change in accrued compensation and benefits	248.4	(127.0)
Change in due to affiliates	9.3	(3.8)
Change in deferred revenue	(0.6)	(28.4)

Net cash provided by operating activities	1,376.5	908.0

Cash flows from investing activities
Change in restricted cash	(6.9)	(5.1)
Purchases of fixed assets, net	(12.3)	(18.3)
Purchases of intangible assets	—	(41.0)

Net cash used in investing activities	(19.2)	(64.4)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities
Borrowings under credit facility	$—	$433.7
Repayments under credit facility	(386.3)	(744.6)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—
Payments on loans payable	(475.0)	(310.0)
Net payment on loans payable of Consolidated Funds	(926.6)	(507.0)
Payments of contingent consideration	(10.9)	—
Distributions to common unitholders	(44.1)	—
Net proceeds from issuance of common units in initial public offering	—	615.8
Excess tax benefits related to equity -based compensation	1.7	—
Contributions from predecessor owners	—	9.3
Distributions to predecessor owners	—	(452.3)
Contributions from non-controlling interest holders	1,354.5	1,227.8
Distributions to non-controlling interest holders	(1,888.8)	(1,198.2)
Change in due to/from affiliates financing activities	12.0	14.6
Change in due to/from affiliates and other receivables of Consolidated Funds	143.0	18.9

Net cash used in financing activities	(1,331.1)	(892.0)

Effect of foreign exchange rate changes	(20.4)	(11.7)

Increase (decrease) in cash and cash equivalents	5.8	(60.1)
Cash and cash equivalents, beginning of period	567.1	509.6

Cash and cash equivalents, end of period	$572.9	$449.5

Supplemental non-cash disclosures
Increase in partners’ capital related to change in The Carlyle Group L.P.‘s ownership interest	$10.4	$—

Net assets related to consolidation of the CLOs	$—	$357.3

Non-cash distributions to predecessor owners	$—	$402.5

Non-cash contributions from non-controlling interest holders	$5.4	$69.9

Non-cash distributions to non-controlling interest holders	$—	$12.2

Reorganization:
Transfer of partners’ capital to non-controlling interests in consolidated entities	$—	$120.3

Deferred taxes from transfer of ownership interests	$—	$9.4

Exchange of CalPERS equity interests:
Deferred tax asset	$—	$21.5

Tax receivable agreement liability	$—	$18.3

Total partners’ capital	$—	$3.2

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

Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets, and Global Solutions (see Note 17).

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2013, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $24.7 billion and $16.6 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of June 30, 2013, the Partnership held $48.0 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Investments	$385.2	$398.2
Receivables	136.0	43.5

Maximum Exposure to Loss	$521.2	$441.7

Basis of Accounting

The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Partnership’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of these condensed consolidated financial statements, the Partnership has retained the specialized accounting for the Funds, pursuant to U.S. GAAP.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Revenue Recognition

Fund Management Fees

The Partnership provides management services to funds in which it holds a general partner interest or has a management agreement. For corporate private equity, certain global market strategies funds and real assets funds, management fees are calculated based on (a) limited partners’ capital commitments to the funds, (b) limited partners’ remaining capital invested in the funds at cost, (c) average daily gross assets, excluding cash and cash equivalents or (d) the net asset value (“NAV”) of certain of the funds, less offsets for the non-affiliated limited partners’ share of transaction advisory and portfolio fees earned, as defined in the respective partnership agreements.

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

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.5% to 3.0% of NAV per year. Management fees for our business development company are due quarterly in arrears at the annual rate of 1.0% of average daily gross assets, excluding cash and cash equivalents. Management fees for the CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $12.5 million and $10.7 million for the three months ended June 30, 2013 and 2012, respectively, and $27.5 million and $21.4 million for the six months ended June 30, 2013 and 2012, respectively, net of any offsets as defined in the respective partnership agreements.

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

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2013 and December 31, 2012, the Partnership has recognized $49.6 million and $69.2 million, respectively, for giveback obligations.

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

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $0.6 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $221.7 million and $185.9 million for the three months ended June 30, 2013 and 2012, respectively, and $452.3 million and $369.9 million for the six months ended June 30, 2013 and 2012, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

Compensation and Benefits

Base Compensation – Base compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.

Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

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

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of June 30, 2013 and December 31, 2012, the Partnership had recorded a liability of $1.1 billion and $912.0 million, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $39.1 million and $59.2 million at June 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million and $13.0 million is included in restricted cash at June 30, 2013 and December 31, 2012, respectively. Also included in restricted cash at June 30, 2013 and December 31, 2012 is €4.4 million ($5.7 million and $5.8 million as of June 30, 2013 and December 31, 2012, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at June 30, 2013 and December 31, 2012 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $16.8 million and $35.7 million is included in restricted cash and securities of Consolidated Funds at June 30, 2013 and December 31, 2012, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips, French government securities, guaranteed investment contracts and other highly liquid asset-backed securities as collateral for specific classes of loans payable in the CLOs. As of June 30, 2013 and December 31, 2012, securities of $12.4 million and $0.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2013 and December 31, 2012 were as follows:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Unrealized losses on cash flow hedge instruments	$(1.2)	$(0.1)
Currency translation adjustments	(9.5)	(3.3)
Unrecognized losses on defined benefit plans	(1.4)	(1.4)

Total	$(12.1)	$(4.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(0.2) million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $(1.1) million and $(3.5) million for the six months ended June 30, 2013 and 2012, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

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

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU 2013-08 provides additional guidance on the characteristics necessary to qualify as an investment company. The Partnership currently consolidates entities that are investment companies and the Partnership retains the specialized accounting for those investment companies in its consolidated financial statements. The guidance in ASU 2013-08 is effective for the Partnership beginning on January 1, 2014. The Partnership does not expect the adoption of this guidance to change the status of the Partnership’s investment companies or have a material impact on the Partnership’s consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2013:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$788.7	$18.6	$2,617.6	$3,424.9
Bonds	—	—	1,058.9	1,058.9
Loans	—	—	13,771.2	13,771.2
Partnership and LLC interests (1)	—	—	3,840.6	3,840.6
Hedge funds	—	3,961.0	—	3,961.0
Other	—	—	11.5	11.5

	788.7	3,979.6	21,299.8	26,068.1
Trading securities	—	—	10.0	10.0
Restricted securities of Consolidated Funds	12.4	—	—	12.4

Total	$801.1	$3,979.6	$21,309.8	$26,090.5

Liabilities
Loans payable of Consolidated Funds	$—	$—	$15,019.8	$15,019.8
Interest rate swaps	—	7.8	—	7.8
Derivative instruments of the CLOs	—	—	8.9	8.9
Contingent consideration(2)	—	56.9	172.2	229.1

Total	$—	$64.7	$15,200.9	$15,265.6

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion, excluding employment-based contingent consideration (see Note 9).

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

Transfers from Level II to Level I during the six months ended June 30, 2013 were due to the expiration of transferability restrictions on certain securities that were classified as Level II at December 31, 2012.

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

Corporate Private Equity Investments – The fair values of corporate private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

models or other similar models. Certain fund investments in the Partnership’s Global Market Strategies, Real Assets and Global Solutions segments are comparable to corporate private equity investments and are valued in accordance with these policies.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total

Balance, beginning of period	$2,573.1	$909.2	$13,507.4	$4,002.2	$8.8	$22.0	$21,022.7
Initial consolidation of funds	—	—	—	—	10.4	—	10.4
Purchases	39.2	239.9	2,414.6	44.7	—	—	2,738.4
Sales	(59.0)	(117.1)	(740.3)	(259.3)	(9.0)	(13.6)	(1,198.3)
Settlements	—	—	(1,559.4)	—	—	—	(1,559.4)
Realized and unrealized gains (losses), net	64.3	26.9	148.9	53.0	1.3	1.6	296.0

Balance, end of period	$2,617.6	$1,058.9	$13,771.2	$3,840.6	$11.5	$10.0	$21,309.8

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$34.2	$17.0	$92.7	$43.9	$(2.3)	$1.1	$186.6

	Financial Assets
	Six Months Ended June 30, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total

Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$21,042.2
Initial consolidation of funds	—	—	—	—	10.4	—	10.4
Transfers out (1)	(4.3)	—	—	—	—	—	(4.3)
Purchases	107.3	415.1	4,670.1	133.1	—	—	5,325.6
Sales	(128.7)	(326.5)	(1,360.6)	(838.6)	(9.0)	(13.6)	(2,677.0)
Settlements	—	—	(2,977.8)	—	—	—	(2,977.8)
Realized and unrealized gains (losses), net	168.2	36.1	149.4	230.6	2.8	3.6	590.7

Balance, end of period	$2,617.6	$1,058.9	$13,771.2	$3,840.6	$11.5	$10.0	$21,309.8

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$152.7	$38.0	$169.0	$(225.5)	$(2.4)	$1.1	$132.9

	Financial Assets
	Three Months Ended June 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total

Balance, beginning of period	$1,861.6	$876.7	$12,750.3	$4,149.1	$11.6	$32.4	$19,681.7
Transfers out (1)	(20.2)	—	—	—	—	—	(20.2)
Purchases	19.1	127.0	1,961.7	148.8	—	—	2,256.6
Sales	(25.7)	(80.3)	(670.8)	(233.4)	(0.3)	—	(1,010.5)
Settlements	—	—	(1,151.8)	—	—	—	(1,151.8)
Realized and unrealized gains (losses), net	305.2	(32.4)	(246.3)	402.6	0.1	3.1	432.3

Balance, end of period	$2,140.0	$891.0	$12,643.1	$4,467.1	$11.4	$35.5	$20,188.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$318.7	$(1.8)	$(25.0)	$127.8	$2.8	$3.1	$425.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Assets
	Six Months Ended June 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total

Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of funds	25.2	262.6	2,256.4	—	—	—	2,544.2
Transfers out (1)	(145.6)	—	—	—	—	—	(145.6)
Purchases	41.0	199.5	3,310.8	309.8	—	—	3,861.1
Sales	(316.0)	(140.7)	(1,284.3)	(418.1)	(2.0)	—	(2,161.1)
Settlements	—	—	(1,862.8)	—	—	—	(1,862.8)
Realized and unrealized gains (losses), net	666.5	12.6	70.4	376.8	(7.4)	4.9	1,123.8

Balance, end of period	$2,140.0	$891.0	$12,643.1	$4,467.1	$11.4	$35.5	$20,188.1

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$503.7	$25.2	$117.2	$207.3	$1.5	$4.9	$859.8

(1)	Transfers out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

	Financial Liabilities
	Three Months Ended June 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Total

Balance, beginning of period	$14,312.7	$10.3	$166.8	$14,489.8
Borrowings	966.1	—	—	966.1
Paydowns	(588.0)	—	(0.9)	(588.9)
Sales	—	(0.9)	—	(0.9)
Realized and unrealized (gains) losses, net	329.0	(0.5)	6.3	334.8

Balance, end of period	$15,019.8	$8.9	$172.2	$15,200.9

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$243.5	$2.7	$6.3	$252.5

	Financial Liabilities
	Six Months Ended June 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Total

Balance, beginning of period	$13,656.7	$15.8	$186.7	$13,859.2
Borrowings	2,202.5	—	—	2,202.5
Paydowns	(1,408.7)	—	(10.9)	(1,419.6)
Sales	—	(0.8)	—	(0.8)
Realized and unrealized (gains) losses, net	569.3	(6.1)	(3.6)	559.6

Balance, end of period	$15,019.8	$8.9	$172.2	$15,200.9

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$607.2	$(4.5)	$(3.6)	$599.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Liabilities
	Three Months Ended June 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Total

Balance, beginning of period	$12,454.6	$4.8	$170.5	$12,629.9
Borrowings	498.9	—	—	498.9
Paydowns	(324.4)	—	(0.5)	(324.9)
Sales	—	(0.3)	—	(0.3)
Realized and unrealized (gains) losses, net	(64.1)	12.2	0.6	(51.3)

Balance, end of period	$12,565.0	$16.7	$170.6	$12,752.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$179.4	$(8.5)	$0.6	$171.5

	Financial Liabilities
	Six Months Ended June 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total

Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of funds	2,215.8	4.6	—	—	2,220.4
Borrowings	989.0	—	—	—	989.0
Paydowns	(507.3)	—	(260.0)	(1.2)	(768.5)
Sales	—	(0.3)	—	—	(0.3)
Realized and unrealized (gains) losses, net	177.6	12.4	(2.5)	2.6	190.1

Balance, end of period	$12,565.0	$16.7	$—	$170.6	$12,752.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$329.2	$(19.2)	$—	$(0.2)	$309.8

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2013:

(Dollars in millions)	Fair Value at June 30, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,442.8	Comparable Multiple	LTM EBITDA Multiple	5.6x - 14.8x (10.7x)
	82.0	Comparable Multiple	Price Earnings Multiple	(14.0x)
	12.2	Comparable Multiple	Book Value Multiple	(1.0x)
	28.0	Consensus Pricing	Indicative Quotes ($ per Share)	(1)
	52.6	Discounted Cash Flow	Discount Rate	7% - 11% (9%)
			Exit Cap Rate	5% - 9% (7%)

Bonds	1,058.9	Consensus Pricing	Indicative Quotes (% of Par)	(99)

Loans	13,510.1	Consensus Pricing	Indicative Quotes (% of Par)	(97)
	261.1	Market Yield Analysis	Market Yield	5% - 16% (9%)

Partnership and LLC interests	3,840.6	NAV of Underlying Fund(1)	N/A	N/A

Other	11.5	Various	N/A	N/A

	$21,299.8
Trading securities and other	5.5	Comparable Multiple	LTM EBITDA Multiple	(5.7x)
	4.5	Discounted Cash Flow	Discount Rate	(7%)

Total	$21,309.8

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,811.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	(3%)
			Default Rates	(3%)
			Recovery Rates	(61%)
			Indicative Quotes (% of Par)	(96)

Subordinated notes and preferred shares	1,191.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	(19%)
			Default Rates	(3%)
			Recovery Rates	(59%)
			Indicative Quotes (% of Par)	(56)

Combination notes	16.4	Consensus Pricing	Indicative Quotes (% of Par)	(99)

Derivative instruments of Consolidated Funds	8.9	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(5)

Contingent cash consideration(2)	172.2	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	3.2% - 100% (85%)
			Discount Rate	2% - 32% (16%)

Total	$15,200.9

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2012:

(Dollars in millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,311.5	Comparable Multiple	LTM EBITDA Multiple	5.6x - 13.5x(9.7x)
	69.4	Comparable Multiple	Price Earnings Multiple	(13.5x)
	15.4	Comparable Multiple	Book Value Multiple	(1.0x)
	33.8	Consensus Pricing	Indicative Quotes ($ per Share)	(10)
	45.0	Discounted Cash Flow	Discount Rate	9% - 15% (11%)
			Exit Cap Rate	6% - 8% (7%)

Bonds	934.2	Consensus Pricing	Indicative Quotes (% of Par)	(94)

Loans	12,952.9	Consensus Pricing	Indicative Quotes (% of Par)	(94)
	337.2	Market Yield Analysis	Market Yield	7% - 18% (10%)

Partnership and LLC interests	4,315.5	NAV of Underlying Fund(1)	N/A	N/A
Other	7.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)

	$21,022.2
Trading securities and other	11.2	Dealer Pricing	Indicative Quotes (% of Par)	(83)
	6.2	Comparable Multiple	LTM EBITDA Multiple	(5.6x)
	2.6	Discounted Cash Flow	Discount Rate	(7%)

Total	$21,042.2

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$12,658.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	(4%)
			Default Rates	(3%)
			Recovery Rates	(58%)
			Indicative Quotes (% of Par)	(93)

Subordinated notes and preferred shares	996.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	(29%)
			Default Rates	(3%)
			Recovery Rates	(53%)
			Indicative Quotes (% of Par)	(42)

Combination notes	1.4	Consensus Pricing	Indicative Quotes (% of Par)	(96)

Derivative instruments of Consolidated Funds	15.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(6)

Contingent cash consideration(2)	186.7	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	32% - 100% (79%)
			Discount Rate	2% - 35% (17%)

Total	$13,859.2

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include EBITDA, price-earnings and book value multiples, indicative quotes, discount rates and exit cap rates. Significant decreases in EBITDA multiples, price-earnings multiples, book value multiples or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates or exit cap rates in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are market yields and indicative quotes. Significant increases in market yields would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s other investments of Consolidated Funds and derivative instruments of Consolidated Funds include indicative quotes and discount rate. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement, while a significant increase in discount rate in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s trading securities and other investments include EBITDA multiples and discount rates. Significant decreases in EBITDA multiples or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.

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

5.	Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Corporate Private Equity	$1,948.9	$1,667.3
Global Market Strategies	167.2	69.5
Real Assets	262.1	250.1
Global Solutions	268.7	205.6

Total	$2,646.9	$2,192.5

Approximately 63% and 61% of accrued performance fees at June 30, 2013 and December 31, 2012, respectively, are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Corporate Private Equity	$(10.0)	$(18.9)
Global Market Strategies	(1.3)	(2.1)
Real Assets	(38.3)	(48.2)

Total	$(49.6)	$(69.2)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Corporate Private Equity	$186.2	$(217.6)	$620.9	$246.9
Global Market Strategies	48.7	6.9	157.2	52.4
Real Assets	(13.9)	(30.4)	49.1	75.1
Global Solutions	38.1	20.7	74.3	46.0

Total	$259.1	$(220.4)	$901.5	$420.4

Approximately 82% and 61% ($213.5 million and $552.0 million, respectively) of performance fees for the three and six months ended June 30, 2013, respectively, were related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $34.7 million and $225.6 million, respectively, for the three months ended June 30, 2013, and were $223.0 million and $435.4 million, respectively, for the six months ended June 30, 2013.

Approximately 95% and 45% ($(208.5) million and $189.0 million, respectively) of performance fees for the three and six months ended June 30, 2012, respectively, were related to Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $(69.6) million, $(149.5) million and $66.2 million, respectively, for the three months ended June 30, 2012, and were $11.9 million, $137.6 million and $159.4 million, respectively, for the six months ended June 30, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6.	Investments

Investments consist of the following:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Equity method investments, excluding accrued performance fees	$795.4	$855.1
Trading securities and other investments	15.8	26.1

Total investments	$811.2	$881.2

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

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. For the three months ended June 30, 2013, the Partnership recognized $3.7 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $15.6 million less $19.3 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences. For the six months ended June 30, 2013, the Partnership recognized $4.7 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $31.8 million less $36.5 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences.

The Partnership’s basis differences based on the underlying net assets of the entity were $230.1 million and $259.8 million as of June 30, 2013 and December 31, 2012, respectively; these differences are amortized over a period of ten years.

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated but in which the Partnership exerts significant influence. Investments are related to the following segments:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Corporate Private Equity	$224.2	$251.6
Global Market Strategies	22.4	18.0
Real Assets	548.8	585.5

Total	$795.4	$855.1

The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of June 30, 2013 and for the six months then ended, no individual equity method investment held by the Partnership was significant based on the disclosure criteria.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Income from equity investments	$7.7	$4.5	$4.9	$26.0
Income from trading securities	3.2	2.5	6.5	4.6
Other investment income (loss)	0.1	—	—	(2.1)

Total	$11.0	$7.0	$11.4	$28.5

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Corporate Private Equity	$10.3	$2.2	$23.2	$22.1
Global Market Strategies	0.7	0.2	1.8	1.0
Real Assets	(3.3)	2.1	(20.1)	2.9

Total	$7.7	$4.5	$4.9	$26.0

Trading Securities and Other Investments

Trading securities and other investments as of June 30, 2013 and December 31, 2012 primarily consisted of $15.8 million and $26.1 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds

During the six months ended June 30, 2013, the Partnership formed four new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of June 30, 2013, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $2.9 billion.

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Interest income from investments	$221.7	$185.9	$452.3	$369.9
Other income	31.2	33.3	69.0	60.8

Total	$252.9	$219.2	$521.3	$430.7

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Gains from investments of Consolidated Funds	$543.3	$577.6	$1,142.7	$1,608.7
Losses from liabilities of CLOs	(253.5)	(193.3)	(640.4)	(352.5)
Gains (losses) on other assets of CLOs	0.8	2.3	(0.2)	2.5

Total	$290.6	$386.6	$502.1	$1,258.7

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Realized gains	$216.6	$246.2	$694.5	$461.3
Net change in unrealized gains	326.7	331.4	448.2	1,147.4

Total	$543.3	$577.6	$1,142.7	$1,608.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7.	Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of June 30, 2013 and December 31, 2012:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Acquired contractual rights	$794.1	$797.7
Acquired trademarks	6.8	6.8
Accumulated amortization	(213.2)	(150.4)

Finite-lived intangible assets, net	587.7	654.1
Goodwill	36.9	37.0

Intangible assets, net	$624.6	$691.1

The following table summarizes the changes in the carrying amount of goodwill by segment as of June 30, 2013. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global
	Market	Global
	Strategies	Solutions	Total
	(Dollars in millions)

Balance as of December 31, 2012	$28.0	$9.0	$37.0
Foreign currency translation	—	(0.1)	(0.1)

Balance as of June 30, 2013	$28.0	$8.9	$36.9

Intangible asset amortization expense was $26.4 million and $19.7 million for the three months ended June 30, 2013 and 2012, respectively, and $63.4 million and $38.4 million for the six months ended June 30, 2013 and 2012, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2013 through 2017 and thereafter (Dollars in millions):

2013	$111.6
2014	96.5
2015	92.7
2016	87.3
2017	82.9
Thereafter	183.1

$654.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8.	Borrowings

The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following:

	As of June 30, 2013		As of December 31, 2012
	Borrowing	Carrying	Borrowing	Carrying
	Outstanding	Value	Outstanding	Value
Revolving Credit Facility	$—	$—	$386.3	$386.3
Term Loan Due 9/30/2016	25.0	25.0	500.0	500.0
3.875% Senior Notes Due 2/01/2023	500.0	499.8	—	—
5.625% Senior Notes Due 3/30/2043	400.0	398.4	—	—

	$925.0	$923.2	$886.3	$886.3

Senior Credit Facility

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at June 30, 2013). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014. The remaining outstanding principal amount under the term loan is payable on September 30, 2016. As a result of this prepayment, the Partnership also expensed $1.9 million of deferred financing costs in interest expense upon the early extinguishment of the debt. Total interest expense under the senior credit facility was $1.0 million and $5.7 million for the three months ended June 30, 2013 and 2012, respectively, and $5.2 million and $12.4 million for the six months ended June 30, 2013 and 2012, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2013 and December 31, 2012 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

3.875% Senior Notes

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $5.0 million and $9.0 million for the three and six months ended June 30, 2013, respectively. At June 30, 2013, the fair value of the notes was approximately $484.6 million based on indicative quotes and is classified as Level II within the fair value hierarchy.

5.625% Senior Notes

In March 2013, an indirect finance subsidiary of the Partnership issued $400.0 million of 5.625% senior notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 40 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $5.7 million and $5.9 million for the three and six months ended June 30, 2013. At June 30, 2013, the fair value of the notes was approximately $379.8 million based on indicative quotes and is classified as Level II within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership entered into the following interest rate swaps to fix the base LIBOR interest rate on its term loan borrowings:

•	In March 2008, with a notional amount of $23.9 million at June 30, 2013 that amortizes through August 20, 2013, and

•	In December 2011, with a notional amount of $476.1 million at June 30, 2013 that amortizes through September 30, 2016.

In the first quarter of 2013, $475.0 million of term loan principal was prepaid. As a result of these term loan prepayments, the two interest rate swaps are no longer accounted for as cash flow hedges due to ineffectiveness; the interest rate swaps are accounted for as freestanding derivative instruments recorded at fair value each period with changes in fair value recorded through earnings. The pre-existing hedge losses included in accumulated other comprehensive loss for these interest rate swaps of $8.8 million is being reclassified into earnings as the original forecasted transactions affect earnings.

In March 2013, the Partnership entered into a third interest rate swap with an initial notional amount of $427.2 million that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including among other items, maintenance of a minimum amount of management fee earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,229.2	$13,811.6	1.27%		8.64
Subordinated notes, Income notes and Preferred shares	1,240.8	1,191.8	N/A	(a)	8.00
Combination notes	15.2	16.4	N/A	(b)	8.64

Total	$15,485.2	$15,019.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,662.3	$12,658.4	1.30%		8.80
Subordinated notes, Income notes and Preferred shares	914.8	996.9	N/A	(a)	8.22
Combination notes	0.7	1.4	N/A	(b)	8.81

Total	$14,577.8	$13,656.7

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2013 and December 31, 2012, the fair value of the CLO assets was $16.9 billion and $15.7 billion, respectively.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. The liquidity facilities in aggregate allow for a maximum borrowing of $13.0 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility as of June 30, 2013 and December 31, 2012.

9.	Contingent Consideration

The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended June 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent cash and other consideration payable to non- Carlyle personnel	Total
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration
	(Dollars in millions)

Balance, beginning of period	$137.6	$65.7	$106.9	$29.2	$339.4
Change in carrying value	4.2	(8.8)	11.1	2.1	8.6
Payments	—	—	-	(0.9)	(0.9)

Balance, end of period	$141.8	$56.9	$118.0	$30.4	$347.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Rollforward For The Six Months Ended June 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	cash and other consideration payable to non- Carlyle personnel	Total
	(Dollars in millions)

Balance, beginning of period	$158.6	$57.6	$96.2	$28.1	$340.5
Change in carrying value	(7.5)	(0.7)	21.8	3.9	17.5
Payments	(9.3)	—	—	(1.6)	(10.9)

Balance, end of period	$141.8	$56.9	$118.0	$30.4	$347.1

The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are senior Carlyle professionals has been recorded in due to affiliates in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the senior Carlyle professional being employed by Carlyle at the time that the performance conditions are met. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the condensed consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating (income) expenses in the condensed consolidated statements of operations.

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

The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating (income) expenses in the condensed consolidated statements of operations.

The fair values of the performance-based contingent cash consideration were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of June 30, 2013 and December 31, 2012, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of June 30, 2013 and December 31, 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management and the amount payable if the Partnership elects to exercise its options related to NGP:

	As of June 30, 2013
	Hedge Fund Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
	(Dollars in millions)
Performance-based contingent cash consideration	$363.1	$183.0	$546.1	$172.2
Employment-based contingent cash consideration	302.4	45.0	347.4	118.0
Options to acquire additional investments in NGP(2)	—	97.2	97.2	—

Total maximum cash obligations	$665.5	$325.2	$990.7	$290.2

(1) –	On the condensed consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the $56.9 million liability that has been recognized on the condensed consolidated financial statements for performance-based contingent equity consideration.
(2) –	Refer to Note 6 for more information.

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

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)

Accrued performance fee-related compensation	$1,136.9	$912.0
Accrued bonuses	207.2	188.5
Employment-based contingent cash consideration	118.0	96.2
Other	91.9	121.5

Total	$1,554.0	$1,318.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

11.	Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2013 (Dollars in millions):

Unfunded
Commitments

Corporate Private Equity	$1,891.4
Global Market Strategies	247.4
Real Assets	181.5

$2,320.3

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

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.1 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.25% weighted-average rate at June 30, 2013). As of June 30, 2013 and December 31, 2012, approximately $9.9 million and $10.8 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2013 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the condensed consolidated financial statements.

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its Corporate Private Equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At June 30, 2013 and December 31, 2012, $13.2 million and $13.0 million, respectively, were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $49.6 million at June 30, 2013, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2013. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $23.4 million and $32.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2013 and December 31, 2012, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $304.3 million and $309.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2013 and December 31, 2012, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In the first quarter of 2013, the Partnership repaid $14.0 million of giveback obligations to certain funds. This amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized this liability as an unrealized performance fee loss. As a result of the giveback repayment, the Partnership reclassified this amount to a realized performance fee loss for the six months ended June 30, 2013.

If, at June 30, 2013, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2013 through 2021. These leases are accounted for as operating leases. Rent expense was approximately $12.4 million and $11.8 million for the three months ended June 30, 2013 and 2012, respectively, and $24.6 million and $24.0 million for the six months ended June 30, 2013 and 2012, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2013	$23.6
2014	46.5
2015	42.2
2016	32.7
2017	30.4
Thereafter	102.9

$278.3

Total minimum rentals to be received in the future under non-cancelable subleases as of June 30, 2013 were $9.6 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $33.0 million and $30.1 million as of June 30, 2013 and December 31, 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U. S. District Court for the District of Massachusetts has not set a schedule for class certification proceedings.

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

Second, in November 2009, another CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. Defendants are now preparing a defense to the amended claim, which will be filed in several months’ time (on a date yet to be determined). After the defense is filed, the court is expected to set a schedule for the remainder of the case. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and that appeal will now proceed.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

CEREP I and its subsidiaries are contesting the French tax assessment and intend to contest the Italian tax assessment. They are also exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its condensed consolidated financial statements. As of June 30, 2013, CEREP I had accrued €50.0 million ($65.0 million as of June 30, 2013) related to these contingencies, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

A real estate portfolio company investment in one of the Partnership’s Consolidated Funds is likely to require additional capital to continue operations. In an effort to prevent negative market impact, the Partnership and/or Carlyle senior professionals may elect to make additional investments into the portfolio company if other capital sources are not available. At this time, the amount and timing of additional investment is uncertain but potentially could be $50.0 million or more. In the event such additional investments are made, there is no assurance that such capital will be recovered.

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

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Balance, beginning of period	$11.9	$16.3	$13.6	$15.2
Compensation expense	3.1	1.2	3.7	3.4
Contract termination costs	0.4	0.5	0.3	0.7
Costs paid or settled	(1.4)	(1.7)	(3.6)	(3.0)

Balance, end of period	$14.0	$16.3	$14.0	$16.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

12.	Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)

Unbilled receivable for giveback obligations from current and former employees	$23.4	$32.8
Notes receivable and accrued interest from affiliates	14.4	10.0
Other receivables from unconsolidated funds and affiliates, net	147.1	147.9

Total	$184.9	$190.7

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.25% as of June 30, 2013. The accrued and charged interest to the affiliates was not significant for any period presented.

These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates

The Partnership had the following due to affiliates balances at June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)

Due to affiliates of Consolidated Funds	$59.4	$42.1
Due to non-consolidated affiliates	32.4	27.8
Performance-based contingent cash and equity consideration related to acquisitions	198.7	216.2
Amounts owed under the tax receivable agreement	36.5	34.9
Other	14.8	11.1

Total	$341.8	$332.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Related Party Transactions

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $3.1 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $5.8 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

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

The Partnership does business with some of its portfolio companies; all such arrangements are on a negotiated basis.

Substantially all revenue is earned from affiliates of Carlyle.

13.	Income Taxes

The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any tax on such income is the responsibility of the unitholders and is paid at that level. The Partnership’s income tax expense was $16.6 million and $10.6 million for the three months ended June 30, 2013 and 2012, respectively, and $41.5 million and $22.3 million for the six months ended June 30, 2013 and 2012, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2013, the Partnership’s U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2012. Foreign tax returns are generally subject to audit from 2005 to 2012. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

14.	Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)

Non-Carlyle interests in Consolidated Funds	$7,439.8	$7,963.9
Non-Carlyle interests in majority-owned subsidiaries	251.6	228.1
Non-controlling interest in AlpInvest	37.4	28.9
Non-controlling interest in carried interest and cash held for carried interest distributions	40.5	43.9

Non-controlling interests in consolidated entities	$7,769.3	$8,264.8

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Non-Carlyle interests in Consolidated Funds	$390.5	$551.8	$617.6	$1,324.0
Non-Carlyle interests in majority-owned subsidiaries	6.9	3.0	10.4	10.4
Non-controlling interest in carried interest and cash held for carried interest distributions	2.6	(35.6)	19.9	(34.6)

Net income attributable to other non-controlling interests in consolidated entities	400.0	519.2	647.9	1,299.8
Net loss attributable to partners’ capital appropriated for CLOs	(131.9)	(172.9)	(389.0)	(67.8)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	31.9	11.6	209.1	(9.2)

Non-controlling interests in income of consolidated entities	$300.0	$357.9	$468.0	$1,222.8

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

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	45,145,793	45,145,793	44,249,510	44,249,510
Unvested deferred restricted common units	—	—	—	4,700,069
Contingently issuable Carlyle Holdings Partnership units	—	—	—	931,818

Weighted-average common units outstanding	45,145,793	45,145,793	44,249,510	49,881,397

	For the Period from May 8, 2012 Through June 30, 2012
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	40,160,245	40,160,245

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. For the three months ended June 30, 2013 and the period from May 8, 2012 through June 30, 2012, the incremental 3,997,956 and 19,644 unvested deferred restricted common units, respectively, were anti-dilutive, and therefore have been excluded.

Included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road and Vermillion acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that June 30, 2013 and 2012 represent the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom. For the three months ended June 30, 2013 and the period from May 8, 2012 through June 30, 2012, the incremental 931,818 and 1,436,552 Carlyle Holdings partnership units, respectively, were anti-dilutive, and therefore have been excluded.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 227,463,788, 227,013,906, and 204,518,212 of vested and unvested Carlyle Holdings partnership units for the three months and six months ended June 30, 2013, and the period from May 8, 2012 through June 30, 2012, respectively, were anti-dilutive, and therefore have been excluded.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to The Carlyle Group L.P.	$(3,300,000)	$(3,300,000)	$30,500,000	$30,500,000
Weighted-average common units outstanding	45,145,793	45,145,793	44,249,510	49,881,397

Net income (loss) per common unit	$(0.07)	$(0.07)	$0.69	$0.61

	For the Period from May 8, 2012 Through June 30, 2012
	Basic	Diluted
Net loss attributable to The Carlyle Group L.P.	$(10,300,000)	$(10,300,000)
Weighted-average common units outstanding	40,160,245	40,160,245

Net loss per common unit	$(0.26)	$(0.26)

16.	Equity-Based Compensation

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

Unvested Carlyle Holdings Partnership Units

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the three months ended June 30, 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the three months ended June 30, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $47.9 million of equity-based compensation expense during the three months ended June 30, 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. For the three months and six months ended June 30, 2013, the Partnership recorded $92.5 million and $131.5 million, respectively, in equity-based compensation expense associated with these awards. The Partnership recorded equity-based compensation expense of $26.2 million for the period from May 2, 2012 through June 30, 2012 related to the unvested Carlyle Holdings partnership units. The Partnership also recorded equity-based compensation expense of $59.0 million during the period from May 2, 2012 through June 30, 2012 associated with the exchange of Carlyle Holdings partnership units for equity interests in the general partners of Carlyle’s carry funds by Carlyle professionals other than senior Carlyle professionals as part of the reorganization and initial public offering in May 2012. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

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

As of June 30, 2013, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $955.5 million, which is expected to be recognized over a weighted-average term of 4.8 years.

Deferred Restricted Common Units

The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. For the three months and six months ended June 30, 2013, the Partnership recorded $32.3 million and $44.6 million in equity-based compensation expense, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the three months and six months ended June 30, 2013. The reclassification from deferred to current tax benefit for units vesting was in excess of the additional deferred tax benefit from equity-based compensation expense by $1.8 million and $1.0 million for the three months and six months ended June 30, 2013, respectively. The Partnership recorded compensation expense of $8.7 million for the period May 2, 2012 through June 30, 2012, with $0.4 million of corresponding deferred tax benefits. As of June 30, 2013, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $288.3 million, which is expected to be recognized over a weighted-average term of 4.6 years.

On May 2, 2013, the Partnership issued approximately 2.9 million common units in connection with deferred restricted common units that vested, including those that vested in 2012 with deferred delivery until May 2013.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months and six months ended June 30, 2013.

Phantom Deferred Restricted Common Units

The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the three months and six months ended June 30, 2013, the Partnership recorded $1.2 million and $2.2 million in equity-based compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The Partnership recorded $0.3 million in equity-based compensation expense associated with these awards for the period May 2, 2012 through June 30, 2012. The tax benefits recognized from these awards was not material during these periods. As of June 30, 2013, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $4.5 million, which is expected to be recognized over a weighted-average term of 1.9 years.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2013 and a summary of changes during the six months ended June 30, 2013, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value

Balance, December 31, 2012	57,850,299	$22.12	16,707,028	$22.28	334,614	$22.00
Granted	—	$—	1,613,893	$31.96	2,520	$31.83
Vested	9,376,007	$22.00	2,777,631	$22.29	106,901	$22.00
Forfeited	—	$—	422,089	$22.18	16,249	$22.00

Balance, June 30, 2013	48,474,292	$22.14	15,121,201	$23.32	213,984	$22.12

17.	Segment Reporting

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

Global Solutions – The Global Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities.

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

Distributable earnings is a component of ENI and is used to assess performance and amounts potentially available for distribution. Distributable earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI for unrealized performance fees, unrealized investment income, the corresponding unrealized performance fee compensation expense and equity-based compensation. During the three months ended June 30, 2013, the definition of distributable earnings used by management was modified to exclude all equity-based compensation expense. All prior periods have been recast to conform to the new definition.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended June 30, 2013 and as of and for the six months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Global Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$108.8	$73.8	$46.4	$20.9	$249.9
Portfolio advisory fees, net	4.9	0.5	0.3	—	5.7
Transaction fees, net	4.0	0.1	2.7	—	6.8

Total fee revenues	117.7	74.4	49.4	20.9	262.4
Performance fees
Realized	151.4	17.9	20.6	2.7	192.6
Unrealized	31.2	23.0	(33.4)	21.3	42.1

Total performance fees	182.6	40.9	(12.8)	24.0	234.7
Investment income (loss)
Realized	1.7	12.2	0.7	—	14.6
Unrealized	2.4	(11.9)	1.7	0.1	(7.7)

Total investment income (loss)	4.1	0.3	2.4	0.1	6.9
Interest and other income	1.7	1.5	0.6	0.2	4.0

Total revenues	306.1	117.1	39.6	45.2	508.0

Segment Expenses
Compensation and benefits
Direct base compensation	50.0	24.9	18.2	7.9	101.0
Indirect base compensation	21.8	5.5	6.4	1.3	35.0
Equity-based compensation	2.3	0.6	1.2	0.1	4.2
Performance fee related
Realized	65.1	6.7	1.6	1.4	74.8
Unrealized	8.8	9.6	2.9	16.1	37.4

Total compensation and benefits	148.0	47.3	30.3	26.8	252.4
General, administrative, and other indirect expenses	41.6	19.5	16.5	4.4	82.0
Depreciation and amortization expense	3.4	1.1	1.2	0.5	6.2
Interest expense	6.7	2.1	2.2	0.6	11.6

Total expenses	199.7	70.0	50.2	32.3	352.2

Economic Net Income (Loss)	$106.4	$47.1	$(10.6)	$12.9	$155.8

(-) Net Performance Fees	108.7	24.6	(17.3)	6.5	122.5
(-) Investment Income (Loss)	4.1	0.3	2.4	0.1	6.9

(=) Fee Related Earnings	$(6.4)	$22.2	$4.3	$6.3	$26.4

(+) Realized Net Performance Fees	86.3	11.2	19.0	1.3	117.8
(+) Realized Investment Income	1.7	12.2	0.7	—	14.6
(+) Equity-based compensation	2.3	0.6	1.2	0.1	4.2

(=) Distributable Earnings	$83.9	$46.2	$25.2	$7.7	$163.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2013 and the Six Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Global Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$217.1	$140.1	$93.4	$39.4	$490.0
Portfolio advisory fees, net	9.0	0.7	0.6	—	10.3
Transaction fees, net	14.4	0.1	2.7	—	17.2

Total fund level fee revenues	240.5	140.9	96.7	39.4	517.5
Performance fees
Realized	363.7	42.0	31.6	4.2	441.5
Unrealized	238.8	87.3	16.1	42.6	384.8

Total performance fees	602.5	129.3	47.7	46.8	826.3
Investment income (loss)
Realized	3.5	14.1	(12.3)	—	5.3
Unrealized	5.2	(6.8)	6.2	—	4.6

Total investment income	8.7	7.3	(6.1)	—	9.9
Interest and other income	2.7	2.6	0.9	0.2	6.4

Total revenues	854.4	280.1	139.2	86.4	1,360.1

Segment Expenses
Compensation and benefits
Direct base compensation	105.0	50.6	36.1	17.3	209.0
Indirect base compensation	41.8	10.3	13.9	2.6	68.6
Equity-based compensation	3.8	1.0	1.8	0.2	6.8
Performance fee related
Realized	166.7	16.4	(3.3)	2.4	182.2
Unrealized	92.4	15.8	26.5	32.2	166.9

Total compensation and benefits	409.7	94.1	75.0	54.7	633.5
General, administrative, and other indirect expenses	80.6	29.0	26.9	7.8	144.3
Depreciation and amortization expense	6.9	2.3	2.3	1.0	12.5
Interest expense	11.6	3.6	3.8	1.1	20.1

Total expenses	508.8	129.0	108.0	64.6	810.4

Economic Net Income (Loss)	$345.6	$151.1	$31.2	$21.8	$549.7

(-) Net Performance Fees	343.4	97.1	24.5	12.2	477.2
(-) Investment Income (Loss)	8.7	7.3	(6.1)	—	9.9

(=) Fee Related Earnings	$(6.5)	$46.7	$12.8	$9.6	$62.6

(+) Realized Net Performance Fees	197.0	25.6	34.9	1.8	259.3
(+) Realized Investment Income	3.5	14.1	(12.3)	—	5.3
(+) Equity-based compensation	3.8	1.0	1.8	0.2	6.8

(=) Distributable Earnings	$197.8	$87.4	$37.2	$11.6	$334.0

Segment assets as of June 30, 2013	$2,693.2	$1,102.3	$953.6	$426.1	$5,175.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Global Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$124.0	$59.5	$34.1	$17.4	$235.0
Portfolio advisory fees, net	4.9	0.5	1.6	—	7.0
Transaction fees, net	1.6	—	2.1	—	3.7

Total fee revenues	130.5	60.0	37.8	17.4	245.7
Performance fees
Realized	80.6	1.3	27.0	1.4	110.3
Unrealized	(269.7)	4.0	(56.0)	10.6	(311.1)

Total performance fees	(189.1)	5.3	(29.0)	12.0	(200.8)
Investment income (loss)
Realized	1.5	2.8	(0.3)	—	4.0
Unrealized	3.7	4.8	1.5	—	10.0

Total investment income (loss)	5.2	7.6	1.2	—	14.0
Interest and other income	1.6	0.4	0.4	0.1	2.5

Total revenues	(51.8)	73.3	10.4	29.5	61.4

Segment Expenses
Compensation and benefits
Direct base compensation	54.8	25.2	16.9	8.9	105.8
Indirect base compensation	24.1	4.5	5.6	2.0	36.2
Equity-based compensation	0.4	0.1	0.1	—	0.6
Performance fee related
Realized	31.0	0.7	1.5	1.3	34.5
Unrealized	(140.3)	0.2	2.1	9.4	(128.6)

Total compensation and benefits	(30.0)	30.7	26.2	21.6	48.5
General, administrative, and other indirect expenses	36.9	9.1	11.1	2.9	60.0
Depreciation and amortization expense	2.3	0.6	0.7	0.4	4.0
Interest expense	3.5	0.9	1.1	0.6	6.1

Total expenses	12.7	41.3	39.1	25.5	118.6

Economic Net Income (Loss)	$(64.5)	$32.0	$(28.7)	$4.0	$(57.2)

(-) Net Performance Fees	(79.8)	4.4	(32.6)	1.3	(106.7)
(-) Investment Income	5.2	7.6	1.2	—	14.0

(=) Fee Related Earnings	$10.1	$20.0	$2.7	$2.7	$35.5

(+) Realized Net Performance Fees	49.6	0.6	25.5	0.1	75.8
(+) Realized Investment Income (loss)	1.5	2.8	(0.3)	—	4.0
(+) Equity-based compensation	0.4	0.1	0.1	—	0.6

(=) Distributable Earnings	$61.6	$23.5	$28.0	$2.8	$115.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Global Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$247.9	$108.1	$70.7	$33.7	$460.4
Portfolio advisory fees, net	11.9	1.2	1.9	—	15.0
Transaction fees, net	3.2	—	3.2	—	6.4

Total fund level fee revenues	263.0	109.3	75.8	33.7	481.8
Performance fees
Realized	303.6	33.7	50.2	4.6	392.1
Unrealized	(28.4)	16.7	26.4	23.9	38.6

Total performance fees	275.2	50.4	76.6	28.5	430.7
Investment income (loss)
Realized	2.3	4.1	(0.3)	—	6.1
Unrealized	18.2	8.5	4.5	—	31.2

Total investment income (loss)	20.5	12.6	4.2	—	37.3
Interest and other income	3.0	1.0	0.8	0.3	5.1

Total revenues	561.7	173.3	157.4	62.5	954.9

Segment Expenses
Compensation and benefits
Direct base compensation	110.1	44.9	35.1	16.9	207.0
Indirect base compensation	44.9	9.4	12.0	3.0	69.3
Equity-based compensation	0.4	0.1	0.1	—	0.6
Performance fee related
Realized	148.6	18.5	2.4	4.1	173.6
Unrealized	(8.3)	9.9	8.0	19.4	29.0

Total compensation and benefits	295.7	82.8	57.6	43.4	479.5
General, administrative, and other indirect expenses	71.7	16.4	22.8	4.5	115.4
Depreciation and amortization expense	5.5	1.4	1.7	0.6	9.2
Interest expense	9.4	2.6	3.0	0.9	15.9

Total expenses	382.3	103.2	85.1	49.4	620.0

Economic Net Income	$179.4	$70.1	$72.3	$13.1	$334.9

(-) Net Performance Fees	134.9	22.0	66.2	5.0	228.1
(-) Investment Income	20.5	12.6	4.2	—	37.3

(=) Fee Related Earnings	$24.0	$35.5	$1.9	$8.1	$69.5

(+) Realized Net Performance Fees	155.0	15.2	47.8	0.5	218.5
(+) Realized Investment Income (loss)	2.3	4.1	(0.3)	—	6.1
(+) Equity-based compensation	0.4	0.1	0.1	—	0.6

(=) Distributable Earnings	$181.7	$54.9	$49.5	$8.6	$294.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)

Revenues	$508.0	$252.9	$8.4	(a)	$769.3
Expenses	$352.2	$268.3	$153.5	(b)	$774.0
Other income	$—	$296.2	$(5.6	) (c)	$290.6
Economic net income	$155.8	$280.8	$(150.7	) (d)	$285.9

	Three Months Ended June 30, 2012
	Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)

Revenues	$61.4	$219.2	$(32.2	) (a)	$248.4
Expenses	$118.6	$217.0	$113.3	(b)	$448.9
Other income	$—	$385.9	$0.7	(c)	$386.6
Economic net income (loss)	$(57.2)	$388.1	$(144.8	) (d)	$186.1

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2013 and 2012, and Total Assets as of June 30, 2013:

	June 30, 2013 and the Six Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)

Revenues	$1,360.1	$521.3	$32.9	(a)	$1,914.3
Expenses	$810.4	$601.5	$266.2	(b)	$1,678.1
Other income	$—	$508.8	$(6.7	) (c)	$502.1
Economic net income	$549.7	$428.6	$(240.0	) (d)	$738.3
Total assets	$5,175.2	$28,738.1	$(126.1	) (e)	$33,787.2

	Six Months Ended June 30, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)

Revenues	$954.9	$430.7	$(26.3	) (a)	$1,359.3
Expenses	$620.0	$437.2	$(131.1	) (b)	$926.1
Other income	$—	$1,256.4	$2.3	(c)	$1,258.7
Economic net income	$334.9	$1,249.9	$107.1	(d)	$1,691.9

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions or are excluded from the segment results, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and AlpInvest which were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and AlpInvest as detailed below (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Partner compensation	$—	$5.6	$—	$(265.4)
Equity-based compensation issued in conjuction with the initial public offering and strategic investments	123.1	93.6	175.2	93.6
Acquisition related charges and amortization of intangibles	52.5	21.5	115.0	45.6
Losses associated with debt refinancing activities	—	—	1.9	—
Other non-operating expenses	(3.3)	0.7	(5.7)	(3.4)
Severance and lease terminations	3.5	1.7	4.0	4.1
Non-Carlyle economic interests in acquired business	44.5	33.8	123.4	71.8
Other adjustments	(0.2)	(2.8)	0.7	(3.0)
Elimination of expenses of Consolidated Funds	(66.6)	(40.8)	(148.3)	(74.4)

	$153.5	$113.3	$266.2	$(131.1)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income before provision for income taxes	$285.9	$186.1	$738.3	$1,691.9
Adjustments:
Partner compensation(1)	—	5.6	—	(265.4)
Equity-based compensation issued in conjuction with the initial public offering and strategic investments	123.1	93.6	175.2	93.6
Acquisition related charges and amortization of intangibles	52.5	21.5	115.0	45.6
Losses associated with debt refinancing activities	—	—	1.9	—
Other non-operating (income) expenses	(3.3)	0.7	(5.7)	(3.4)
Net income attributable to non-controlling interests in Consolidated entities	(300.0)	(357.9)	(468.0)	(1,222.8)
Provision for income taxes attributable to non-controlling interests in Consolidated entities	(5.7)	(5.7)	(11.7)	(5.7)
Severance and lease terminations	3.5	1.7	4.0	4.1
Other adjustments	(0.2)	(2.8)	0.7	(3.0)

Economic Net Income (loss)	$155.8	$(57.2)	$549.7	$334.9

Net performance fees(2)	122.5	(106.7)	477.2	228.1
Investment income(2)	6.9	14.0	9.9	37.3

Fee Related Earnings	$26.4	$35.5	$62.6	$69.5

Realized performance fees, net of related compensation	117.8	75.8	259.3	218.5
Realized investment income	14.6	4.0	5.3	6.1
Equity-based compensation	4.2	0.6	6.8	0.6

Distributable Earnings	$163.0	$115.9	$334.0	$294.7

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
		(Dollars in millions)
Performance fees
Realized	$203.2	$(10.6)	$192.6
Unrealized	55.9	(13.8)	42.1

Total performance fees	259.1	(24.4)	234.7
Performance fee related compensation expense
Realized	78.1	(3.3)	74.8
Unrealized	66.0	(28.6)	37.4

Total performance fee related compensation expense	144.1	(31.9)	112.2
Net performance fees
Realized	125.1	(7.3)	117.8
Unrealized	(10.1)	14.8	4.7

Total net performance fees	$115.0	$7.5	$122.5

Investment income (loss)
Realized	$12.7	$1.9	$14.6
Unrealized	(1.7)	(6.0)	(7.7)

Total investment income (loss)	$11.0	$(4.1)	$6.9

	Three Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$116.7	$(6.4)	$110.3
Unrealized	(337.1)	26.0	(311.1)

Total performance fees	(220.4)	19.6	(200.8)
Performance fee related compensation expense
Realized	32.1	2.4	34.5
Unrealized	(97.7)	(30.9)	(128.6)

Total performance fee related compensation expense	(65.6)	(28.5)	(94.1)
Net performance fees
Realized	84.6	(8.8)	75.8
Unrealized	(239.4)	56.9	(182.5)

Total net performance fees	$(154.8)	$48.1	$(106.7)

Investment income
Realized	$2.4	$1.6	$4.0
Unrealized	4.6	5.4	10.0

Total investment income	$7.0	$7.0	$14.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
		(Dollars in millions)
Performance fees
Realized	$456.0	$(14.5)	$441.5
Unrealized	445.5	(60.7)	384.8

Total performance fees	901.5	(75.2)	826.3
Performance fee related compensation expense
Realized	186.8	(4.6)	182.2
Unrealized	261.0	(94.1)	166.9

Total performance fee related compensation expense	447.8	(98.7)	349.1
Net performance fees
Realized	269.2	(9.9)	259.3
Unrealized	184.5	33.4	217.9

Total net performance fees	$453.7	$23.5	$477.2

Investment income (loss)
Realized	$8.5	$(3.2)	$5.3
Unrealized	2.9	1.7	4.6

Total investment income (loss)	$11.4	$(1.5)	$9.9

	Six Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
		(Dollars in millions)
Performance fees
Realized	$397.3	$(5.2)	$392.1
Unrealized	23.1	15.5	38.6

Total performance fees	420.4	10.3	430.7
Performance fee related compensation expense
Realized	66.4	107.2	173.6
Unrealized	(42.9)	71.9	29.0

Total performance fee related compensation expense	23.5	179.1	202.6
Net performance fees
Realized	330.9	(112.4)	218.5
Unrealized	66.0	(56.4)	9.6

Total net performance fees	$396.9	$(168.8)	$228.1

Investment income
Realized	$1.6	$4.5	$6.1
Unrealized	26.9	4.3	31.2

Total investment income	$28.5	$8.8	$37.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest for an aggregate of 2,887,970 newly issued common units and approximately €4.5 million (approximately $6.0 million) in cash. The common units issued to the AlpInvest management holders are subject to certain minimum retained ownership requirements and transfer restrictions and certain common units are subject to vesting conditions. The Partnership will account for this transaction as an acquisition of ownership interests in a subsidiary while retaining a controlling financial interest in the subsidiary. Accordingly, the carrying amount of the non-controlling interest will be adjusted to reflect the change in ownership interests in the subsidiary. The difference between the fair value of the consideration paid by the Partnership (excluding any elements of the transaction deemed to be compensatory) and the carrying amount of the non-controlling interest acquired will be recognized directly in partners’ capital.

In August 2013, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 to common unit holders of record at the close of business on August 19, 2013, payable on August 30, 2013.

On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

19.	Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2013 and December 31, 2012 and results of operations for the three months and six months ended June 30, 2013 and 2012. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Assets
Cash and cash equivalents	$572.9	$—	$—	$572.9
Cash and cash equivalents held at Consolidated Funds	—	2,205.5	—	2,205.5
Restricted cash	41.0	—	—	41.0
Restricted cash and securities of Consolidated Funds	—	29.2	—	29.2
Accrued performance fees	2,680.8	—	(33.9)	2,646.9
Investments	892.5	—	(81.3)	811.2
Investments of Consolidated Funds	—	26,068.1	—	26,068.1
Due from affiliates and other receivables, net	195.8	—	(10.9)	184.9
Due from affiliates and other receivables of Consolidated Funds, net	—	431.6	—	431.6
Fixed assets, net	62.7	—	—	62.7
Deposits and other	44.2	3.7	—	47.9
Intangible assets, net	624.6	—	—	624.6
Deferred tax assets	60.7	—	—	60.7

Total assets	$5,175.2	$28,738.1	$(126.1)	$33,787.2

Liabilities and partners’ capital
Loans payable	$25.0	$—	$—	$25.0
3.875% senior notes due 2023	499.8	—	—	499.8
5.625% senior notes due 2043	398.4	—	—	398.4
Loans payable of Consolidated Funds	—	15,089.3	(69.5)	15,019.8
Accounts payable, accrued expenses and other liabilities	223.7	—	—	223.7
Accrued compensation and benefits	1,554.0	—	—	1,554.0
Due to affiliates	282.9	59.4	(0.5)	341.8
Deferred revenue	55.6	1.5	—	57.1
Deferred tax liabilities	78.2	—	—	78.2
Other liabilities of Consolidated Funds	—	1,781.8	(51.6)	1,730.2
Accrued giveback obligations	59.3	—	(9.7)	49.6

Total liabilities	3,176.9	16,932.0	(131.3)	19,977.6

Redeemable non-controlling interests in consolidated entities	7.1	3,934.4	—	3,941.5

Partners’ capital	265.2	(6.6)	6.6	265.2
Accumulated other comprehensive loss	(11.0)	—	(1.1)	(12.1)
Partners’ capital appropriated for Consolidated Funds	—	438.5	(0.3)	438.2
Non-controlling interests in consolidated entities	329.5	7,439.8	—	7,769.3
Non-controlling interests in Carlyle Holdings	1,407.5	—	—	1,407.5

Total partners’ capital	1,991.2	7,871.7	5.2	9,868.1

Total liabilities and partners’ capital	$5,175.2	$28,738.1	$(126.1)	$33,787.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Revenues
Fund management fees	$285.8	$—	$(43.6)	$242.2
Performance fees
Realized	205.3	—	(2.1)	203.2
Unrealized	66.9	—	(11.0)	55.9

Total performance fees	272.2	—	(13.1)	259.1
Investment income (loss)
Realized	15.0	—	(2.3)	12.7
Unrealized	(8.9)	—	7.2	(1.7)

Total investment income (loss)	6.1	—	4.9	11.0
Interest and other income	4.1	—	—	4.1
Interest and other income of Consolidated Funds	—	252.9	—	252.9

Total revenues	568.2	252.9	(51.8)	769.3

Expenses
Compensation and benefits
Base compensation	173.6	—	—	173.6
Equity-based compensation	126.0	—	—	126.0
Performance fee related		—	—
Realized	78.1	—	—	78.1
Unrealized	66.0	—	—	66.0

Total compensation and benefits	443.7	—	—	443.7
General, administrative and other expenses	120.3	—	—	120.3
Interest	11.6	—	—	11.6
Interest and other expenses of Consolidated Funds	—	268.3	(66.6)	201.7
Other non-operating income	(3.3)	—	—	(3.3)

Total expenses	572.3	268.3	(66.6)	774.0

Other income
Net investment gains of Consolidated Funds	—	296.2	(5.6)	290.6

Income (loss) before provision for income taxes	(4.1)	280.8	9.2	285.9
Provision for income taxes	16.6	—	—	16.6

Net income (loss)	(20.7)	280.8	9.2	269.3

Net income attributable to non-controlling interests in consolidated entities	10.0	—	290.0	300.0

Net income (loss) attributable to Carlyle Holdings	(30.7)	280.8	(280.8)	(30.7)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(27.4)	—	—	(27.4)

Net income (loss) attributable to The Carlyle Group L.P.	$(3.3)	$280.8	$(280.8)	$(3.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Revenues
Fund management fees	$560.0	$—	$(86.4)	$473.6
Performance fees
Realized	459.6	—	(3.6)	456.0
Unrealized	491.7	—	(46.2)	445.5

Total performance fees	951.3	—	(49.8)	901.5
Investment income (loss)
Realized	12.6	—	(4.1)	8.5
Unrealized	(3.2)	—	6.1	2.9

Total investment income (loss)	9.4	—	2.0	11.4
Interest and other income	6.5	—	—	6.5
Interest and other income of Consolidated Funds	—	521.3	—	521.3

Total revenues	1,527.2	521.3	(134.2)	1,914.3

Expenses
Compensation and benefits
Base compensation	352.1	—	—	352.1
Equity-based compensation	178.3	—	—	178.3
Performance fee related
Realized	186.8	—	—	186.8
Unrealized	261.0	—	—	261.0

Total compensation and benefits	978.2	—	—	978.2
General, administrative and other expenses	230.3	—	1.4	231.7
Interest	22.1	—	—	22.1
Interest and other expenses of Consolidated Funds	—	601.5	(149.7)	451.8
Other non-operating income	(5.7)	—	—	(5.7)

Total expenses	1,224.9	601.5	(148.3)	1,678.1

Other income
Net investment gains of Consolidated Funds	—	508.8	(6.7)	502.1

Income before provision for income taxes	302.3	428.6	7.4	738.3
Provision for income taxes	41.5	—	—	41.5

Net income	260.8	428.6	7.4	696.8

Net income attributable to non-controlling interests in consolidated entities	32.0	—	436.0	468.0

Net income attributable to Carlyle Holdings	228.8	428.6	(428.6)	228.8
Net income attributable to non-controlling interests in Carlyle Holdings	198.3	—	—	198.3

Net income attributable to The Carlyle Group L.P.	$30.5	$428.6	$(428.6)	$30.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Revenues
Fund management fees	$275.9	$—	$(36.0)	$239.9
Performance fees
Realized	124.6	—	(7.9)	116.7
Unrealized	(345.5)	—	8.4	(337.1)

Total performance fees	(220.9)	—	0.5	(220.4)
Investment income
Realized	6.3	—	(3.9)	2.4
Unrealized	4.4	—	0.2	4.6

Total investment income	10.7	—	(3.7)	7.0
Interest and other income	2.6	—	0.1	2.7
Interest and other income of Consolidated Funds	—	219.2	—	219.2

Total revenues	68.3	219.2	(39.1)	248.4

Expenses
Compensation and benefits
Base compensation	149.9	—	—	149.9
Equity-based compensation	94.2	—	—	94.2
Performance fee related
Realized	32.1	—	—	32.1
Unrealized	(97.7)	—	—	(97.7)

Total compensation and benefits	178.5	—	—	178.5
General, administrative and other expenses	87.3	—	(3.3)	84.0
Interest	6.2	—	—	6.2
Interest and other expenses of Consolidated Funds	—	217.0	(37.5)	179.5
Other non-operating expense	0.7	—	—	0.7

Total expenses	272.7	217.0	(40.8)	448.9

Other income
Net investment gains of Consolidated Funds	—	385.9	0.7	386.6

Income (loss) before provision for income taxes	(204.4)	388.1	2.4	186.1
Provision for income taxes	10.6	—	—	10.6

Net income (loss)	(215.0)	388.1	2.4	175.5

Net income (loss) attributable to non-controlling interests in consolidated entities	(32.6)	—	390.5	357.9

Net income (loss) attributable to Carlyle Holdings	(182.4)	388.1	(388.1)	(182.4)
Net loss attributable to non-controlling interests in Carlyle Holdings	(172.1)	—	—	(172.1)

Net income (loss) attributable to The Carlyle Group L.P.	$(10.3)	$388.1	$(388.1)	$(10.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
		(Dollars in millions)
Revenues
Fund management fees	$540.1	$—	$(65.8)	$474.3
Performance fees
Realized	408.8	—	(11.5)	397.3
Unrealized	17.3	—	5.8	23.1

Total performance fees	426.1	—	(5.7)	420.4
Investment income
Realized	8.7	—	(7.1)	1.6
Unrealized	28.3	—	(1.4)	26.9

Total investment income	37.0	—	(8.5)	28.5
Interest and other income	5.4	—	—	5.4
Interest and other income of Consolidated Funds	—	430.7	—	430.7

Total revenues	1,008.6	430.7	(80.0)	1,359.3

Expenses
Compensation and benefits
Base compensation	256.0	—	—	256.0
Equity-based compensation	94.2	—	—	94.2
Performance fee related
Realized	66.4	—	—	66.4
Unrealized	(42.9)	—	—	(42.9)

Total compensation and benefits	373.7	—	—	373.7
General, administrative and other expenses	176.4	—	(1.2)	175.2
Interest	16.6	—	—	16.6
Interest and other expenses of Consolidated Funds	—	437.2	(73.2)	364.0
Other non-operating income	(3.4)	—	—	(3.4)

Total expenses	563.3	437.2	(74.4)	926.1

Other income
Net investment gains of Consolidated Funds	—	1,256.4	2.3	1,258.7

Income before provision for income taxes	445.3	1,249.9	(3.3)	1,691.9
Provision for income taxes	22.3	—	—	22.3

Net income	423.0	1,249.9	(3.3)	1,669.6

Net income (loss) attributable to non-controlling interests in consolidated entities	(23.8)	—	1,246.6	1,222.8

Net income attributable to Carlyle Holdings	446.8	1,249.9	(1,249.9)	446.8
Net income attributable to non-controlling interests in Carlyle Holdings	457.1	—	—	457.1

Net income (loss) attributable to The Carlyle Group L.P.	$(10.3)	$1,249.9	$(1,249.9)	$(10.3)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Cash flows from operating activities
Net income	$260.8	$423.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	76.4	48.2
Amortization of deferred financing fees	0.7	0.8
Equity-based compensation	178.3	94.2
Excess tax benefits related to equity-based compensation	(1.7)	—
Non-cash performance fees	(560.0)	(55.2)
Other non-cash amounts	1.8	(3.4)
Investment income	12.0	(31.5)
Purchases of investments	(92.1)	(20.3)
Proceeds from the sale of investments	189.1	159.2
Purchases of trading securities	(30.3)	(10.1)
Proceeds from the sale of trading securities	18.7
Change in deferred taxes	23.6	0.1
Change in due from affiliates and other receivables	(21.7)	(1.8)
Change in deposits and other	4.2	2.3
Change in accounts payable, accrued expenses and other liabilities	15.4	(7.2)
Change in accrued compensation and benefits	248.4	(127.0)
Change in due to affiliates	9.3	(3.8)
Change in deferred revenue	(0.6)	(28.4)

Net cash provided by operating activities	332.3	439.1

Cash flows from investing activities
Change in restricted cash	(6.9)	(5.1)
Purchases of fixed assets, net	(12.3)	(18.3)
Purchases of intangible assets	—	(41.0)

Net cash used in investing activities	(19.2)	(64.4)

Cash flows from financing activities
Borrowings under credit facility	—	433.7
Repayments under credit facility	(386.3)	(744.6)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—
Payments on loans payable	(475.0)	(310.0)
Payments of contingent consideration	(10.9)	—
Net proceeds from issuance of common units in initial public offering	—	615.8
Excess tax benefits related to equity-based compensation	1.7	—
Distributions to common unitholders	(44.1)	—
Contributions from predecessor owners	—	9.3
Distributions to predecessor owners	—	(452.3)
Contributions from non-controlling interest holders	53.5	19.6
Distributions to non-controlling interest holders	(341.5)	(25.4)
Change in due to/from affiliates financing activities	12.0	17.3

Net cash used in financing activities	(301.2)	(436.6)

Effect of foreign exchange rate changes	(6.1)	1.8

Increase (decrease) in cash and cash equivalents	5.8	(60.1)
Cash and cash equivalents, beginning of period	567.1	509.6

Cash and cash equivalents, end of period	$572.9	$449.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Global Solutions.

•

Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2013, our Corporate Private Equity segment had approximately $58 billion in AUM and approximately $39 billion in Fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 63 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of June 30, 2013, our Global Market Strategies segment had approximately $35 billion in AUM and approximately $33 billion in Fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our ten U.S. and internationally focused real estate funds, our infrastructure fund, as well as our six Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes eight NGP management fee funds advised by NGP. As of June 30, 2013, our Real Assets segment had approximately $40 billion in AUM and approximately $29 billion in Fee-earning AUM.

•

Global Solutions — Our Global Solutions segment (formerly called Solutions segment) was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 81 fund of funds vehicles. As of June 30, 2013, our Global Solutions segment had approximately $48 billion in AUM and approximately $32 billion in Fee-earning AUM.

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

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, fund of funds vehicles and the NGP management fee funds), assets under management (in the case of our hedge funds), gross assets (in the case of our business development company) and vintage year of the active funds in each of our segments, as of June 30, 2013. We present total capital commitments (as opposed to assets under management) for our closed-end investment carry funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Note: All funds are closed-end and amounts shown represent total capital commitments as of June 30, 2013, unless otherwise noted.

(1)	Open-ended funds. Amounts represent AUM as of June 30, 2013.
(2)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

Our results of operations are affected by a variety of factors including global economic, market and financial conditions, particularly in the United States, Europe and Asia. We believe that our diversified, multi-product global platform with 118 funds and 81 fund of funds vehicles which invest across numerous industries, asset classes and geographies generally enhances, on an annual basis, the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and performance fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our carry funds. We also believe that periods of volatility and dislocation in the capital markets can present us with opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, certain of which may benefit from higher market volatility. These strategies include, but are not limited to, low levels of correlation in equity and debt markets, differences in market prices versus fundamental value and opportunities to profit from trading inefficiencies.

After rising steadily in the beginning of the quarter, during the later-half of the second quarter, risk asset prices around the world generally reversed course and declined. This decline was largely driven by the markets’ perceptions of the Congressional testimony by Federal Reserve Chairman Ben Bernanke and concerns that the U.S. Federal Reserve would taper its asset purchases and decrease the level of monetary policy accommodation. Equities indices fell globally following this testimony on May 22, 2013 through the end of the quarter: the U.S. S&P 500 fell by nearly 4%; the MSCI World Index was down 6%; and Japan’s Nikkei 225 fell by 11%. Emerging markets were especially hard hit during this period with the MSCI World Index declining 10%, the Bloomberg Emerging Markets Bond Index falling by 6% and the J.P. Morgan Emerging Market Currency Index declining by 4%. Since the end of June 2013, equity markets have rebounded, thanks, in large part, to subsequent speeches and Congressional testimony by Chairman Bernanke that emphasized the data-dependent nature of any future monetary policy change. By July 10, the S&P 500 was back above its May 21 record close.

In the U.S., for the first quarter of 2013, the Commerce Department downgraded its estimate of the annual rate of growth in the economy to 1.8% from its initial estimate of 2.5%. Public sources and our own proprietary indicators of gross domestic product growth suggest that the U.S. economy expanded at roughly the same rate in the second quarter, although transitory factors may have caused growth to fall modestly relative to the first quarter of 2013. Global GDP growth now appears weaker than expected and has been weighed down by slower than expected growth in emerging markets, which led the International Monetary Fund to downgrade its 2013 global GDP growth forecast to 3.1% from 3.3%. The slowdown in the Chinese economy is of particular focus as it appears to be due to structural, rather than cyclical, factors. Recent stress in the interbank lending market and elevated levels of public and private indebtedness could impact the growth rate in China going forward.

Financing markets for corporate borrowers began to tighten during the second quarter, with spreads on speculative grade corporate bonds increasing by approximately 75 basis points, on average, between May 2013 and June 2013 in the U.S. and Europe. The U.S. sovereign term structure also steepened and since early May 2013, the yield on the 10-year Treasury note increased by approximately 1% to approximately 2.6%. In recent quarters, growth in the U.S. economy has been driven by real estate investment and household purchases of consumer durable goods, both of which are dependent on the availability of inexpensive financing and may slow in the face of higher interest rates.

In addition to these global macro-economic and market trends, our future performance may be impacted by the following factors:

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. During the six months ended June 30, 2013, we raised $11.7 billion of new capital commitments across our fund platform. Although the fundraising environment remains competitive and the time required to raise a fund has increased from prior years, with several of our larger regional buyout funds currently in the market, we expect fundraising to continue at a strong pace through the rest of 2013. As part of our fundraising effort, we may use feeder funds and other intermediaries to access investors. The use of such funds and intermediaries differs from our traditional fundraising model and has meaningfully increased our fundraising expenses and is likely to continue.

•

Our ability to generate strong absolute and risk adjusted returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the six months ended June 30, 2013, we realized proceeds of $8.0 billion for our carry fund investors. The valuation of our carry fund portfolio increased 9% overall during the first half of 2013 and 3% overall during the second quarter of 2013, with a 5% increase in our Corporate Private Equity segment, an 8% increase in our Global Market Strategies segment and a 2% decline in our Real Assets segment, but there can be no assurance that these trends will continue. Furthermore, given the current investment environment with increased competition from other financial sponsors and strategic purchasers, the internal rates of return we are able to generate on certain of our near-term investments may be lower than our historical rates. For our hedge funds, absolute positive performance and relative outperformance and lower volatility versus their respective benchmarks may be among the considerations taken into account in an investor’s decision to increase or maintain allocations to our funds.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Increased competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Because we pursue investment opportunities strategically as they arise and we have a long-term investment horizon, the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. During the six months ended June 30, 2013, we invested $3.8 billion in new and existing investments in our carry funds. Our investment pipeline remains less robust than we anticipated earlier in the year. If current trends continue, we no longer expect to invest more in 2013 than we did in 2012. As of June 30, 2013, we had capital available for investment through our carry funds of $27.7 billion, we had capital available for investment in our Global Solutions segment through our fund of funds vehicles of $17.9 billion and we had approximately $13.6 billion in hedge fund assets invested across credit, equities, and commodities trading strategies.

•

Our ready access to credit and proactive management of interest rate risk. In anticipation of the inevitable rise in interest rates, which we have started to see during the second quarter, during the first quarter we took advantage of historically low interest rates to strengthen the firm’s capital structure by issuing $500 million in aggregate principal amount of ten-year senior notes with a coupon of 3.875% and $400 million in aggregate principal amount of 30-year senior notes with a coupon of 5.625%. At the investment fund level, our investment professionals also have been systematically preparing their portfolios for the anticipated increase in interest rates. Many of our investment funds were able to take advantage of the robust credit markets to refinance, hedge interest rate risk or lock-in favorable fixed rates on newly issued and outstanding debt of our portfolio companies. We believe that these proactive efforts have adequately protected the investments in our fund portfolios from substantial interest rate risk.

•

Our ability to meet evolving investor requirements. We believe that investors will seek to deploy their investment capital in a variety of different ways, including fund investments, separate accounts and direct co-investments. As we continue to expand our platform, we seek to broaden the appeal of our investment products. For example, during the second quarter we focused on the expansion of our Global Solutions business with the announcement of our acquisition of the remaining 40% equity interest in AlpInvest, which we closed on August 1, 2013. We also are continuing to work to create avenues through which we expect to attract a new base of individual investors. We are exploring various methods to access this new investor base, including via feeder funds and other intermediaries, and in the second quarter we hired additional resources to more closely coordinate with new feeder fund partners.

•

The timing of the expiration of the investment periods of our funds and the raising of successor funds. The investment periods for several of our largest carry funds that we raised between 2006 and 2008 expired during 2012 and the investment periods for additional funds have expired or will expire in 2013. In certain cases, the investment period of a fund has expired prior to the raising of a successor fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. As a result, the management fee revenues we earn from these extended funds will decline. Also, the favorable impact on Fee earning AUM and related management fee revenues of a successor fund or new fundraising initiatives will, to the extent of the success of these new funds or initiatives, offset the management fee revenue reductions. However, to the extent we do not plan to raise a successor fund in the same year, Fee-earning AUM will be reduced. Management fees in our Corporate Private Equity segment in 2013 may be level with 2012 or decrease slightly due to the timing and/or size of raising certain successor funds.

Recent Transactions

In August 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest for an aggregate of 2,887,970 newly issued common units and approximately €4.5 million (approximately $6.0 million) in cash. The common units issued to the AlpInvest management holders are subject to certain vesting conditions and minimum retained ownership requirements and transfer restrictions.

In August 2013, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on August 19, 2013, payable on August 30, 2013.

On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date.

Consolidation of Certain Carlyle Funds

Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 17% of our AUM as of June 30, 2013; approximately 15% of our fund management fees during the three months and six months ended June 30, 2013; approximately 13% and 12% of our fund management fees during the three months and six months ended June 30, 2012, respectively; approximately 5% of our performance fees during the three months and six months ended June 30, 2013; and less than 1% and approximately 1% of our performance fees during the three months and six months ended June 30, 2012, respectively.

We are not required under U.S. GAAP to consolidate most of the investment funds we advise in our consolidated financial statements because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of June 30, 2013, our consolidated CLOs held approximately $17 billion of total assets and comprised 59% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of June 30, 2013, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 26% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of June 30, 2013 relates to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds, (c) average daily gross assets, excluding cash and cash equivalents, (d) the lower of cost or fair value of the capital invested for the fund of funds vehicles following the expiration of the commitment period of such vehicles, or (e) the net asset value (“NAV”) of certain of our investment funds, as described in our consolidated financial statements.

Management fees for our corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees generally are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher around January and July, which are the semiannual due dates for management fees. Management fees from the fund of funds vehicles in our Global Solutions segment generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. Management fees for our Global Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 3.0% of NAV per year. Management fees for our business development company are due quarterly in arrears at the annual rate of 1.0% of average daily gross assets, excluding cash and cash equivalents. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, Vermillion and AlpInvest, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55% in the case of Claren Road, ESG, and Vermillion and 60% in the case of AlpInvest. On August 1, 2013, we acquired the remaining 40% equity interest in AlpInvest for common units and cash; see “—Recent Transactions” for additional information. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee”.

Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $10 billion of Fee-earning AUM as of June 30, 2013, were approximately 13% and 16% of total management fees recognized during the three months and six months ended June 30, 2013, respectively. For the three months and six months ended June 30, 2012, management fees attributable to CP V were approximately 17% of total management fees recognized during those periods. No other fund generated over 10% of total management fees in the periods presented.

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

Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”

Performance fees from CP V and Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, (with total AUM of approximately $15 billion and $6 billion, respectively, as of June 30, 2013) were $186.3 million and $27.2 million, respectively, for the three months ended June 30, 2013. Performance fees from CP V and CP IV were $345.9 million and $206.1 million, respectively, for the six months ended June 30, 2013.

Performance fees from CP V, CP IV, and Carlyle Asia Partners II, L.P. (“CAP II”) were $24.6 million, $(157.6) million, and $(75.4) million respectively, for the three months ended June 30, 2012. Performance fees from CP V and CP IV were $76.1 million and $112.9 million, respectively, for the six months ended June 30, 2012. No other fund generated over 10% of performance fees in the periods presented.

Realized carried interest may be subject to claw-back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. If the fair value of a fund’s investments falls below the applicable return hurdles, previously recognized carried interest and performance fees are reduced. This will occur even if the fund’s investment values remain unchanged, because the fund’s return hurdle will claw-back previously recognized performance fees over time. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, carried interest income could therefore be negative; however, cumulative performance fees can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest paid as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2013 and 2012, the reversals of performance fees were $74.3 million and $320.2 million, respectively. For the six months ended June 30, 2013 and 2012, the reversals of performance fees were $18.4 million and $5.1 million, respectively.

As of June 30, 2013, accrued performance fees and accrued giveback obligations were approximately $2.6 billion and $49.6 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2013 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at June 30, 2013, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.0 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2013 (amounts in millions):

	As of June 30, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Global Solutions	Total
Consolidated Results

Level I	$9,224	$5,509	$3,338	$737	$18,808
Level II	—	2,486	1,386	69	3,941
Level III	27,888	20,826	26,561	29,307	104,582

Total Fair Value	37,112	28,821	31,285	30,113	127,331
Other Net Asset Value	682	4,125	(705)	—	4,102

Total AUM, Excluding Available Capital Commitments	37,794	32,946	30,580	30,113	131,433
Available Capital Commitments	20,098	1,797	9,189	17,931	49,015

Total AUM	$57,892	$34,743	$39,769	$48,044	$180,448

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

In addition, as part of our initial public offering in May 2012, we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculations of Economic Net Income and Fee Related Earnings. Compensation charges associated with all equity-based compensation grants are excluded from Distributable Earnings.

We expect that we will hire additional individuals and that overall compensation levels will correspondingly increase, which will result in an increase in compensation and benefits expense. As a result of recent acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense. Our fundraising has increased in recent periods and, as a result, our compensation expense increased in periods where we closed on increased levels of new capital commitments. Amounts due to employees related to such fundraising are expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.

General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization and foreign currency transactions.

We anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions. Additionally, we expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. Also, our utilization of third parties to assist in fundraising will cause general, administrative and other expenses to increase in periods of significant fundraising. We also expect to incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2013, our U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2012. Specifically, our Washington, D.C. franchise tax years are currently open, as are our New York City returns, for the tax years 2009 to 2011. Foreign tax returns are generally subject to audit from 2005 to 2012. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Distributable Earnings. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its equity holders. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is total ENI less net performance fees and investment income plus realized net performance fees, realized investment income, and equity-based compensation expense. During the three months ended June 30, 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Quarterly Report on Form 10-Q has been recast to conform with the revised definition.

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

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds and certain structured credit funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development company; and

(f)	for fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2013	2012
	(Dollars in millions)
Consolidated Results
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$34,834	$42,755
Fee-earning AUM based on invested capital (2)	44,530	22,330
Fee-earning AUM based on collateral balances, at par (3)	16,858	15,569
Fee-earning AUM based on net asset value (4)	13,063	9,159
Fee-earning AUM based on lower of cost or fair value and other (5)	22,738	22,160

Balance, End of Period	$132,024	$111,973

(1)	Reflects limited partner capital commitments where the investment period or commitment fee period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Represents the gross amount of aggregate Fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value, less cash and cash equivalents.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Consolidated Results
Fee-earning AUM Rollforward
Balance, Beginning of Period	$122,904	$116,998	$123,121	$111,025
Acquisitions	—	—	—	2,866
Inflows, including Commitments (1)	14,883	1,604	16,877	5,290
Outflows, including Distributions (2)	(7,233)	(5,756)	(9,032)	(8,816)
Subscriptions, net of Redemptions (3)	812	654	756	1,371
Changes in CLO collateral balances (4)	508	270	804	504
Market Appreciation/(Depreciation) (5)	225	333	970	610
Foreign Exchange and other (6)	(75)	(2,130)	(1,472)	(877)

Balance, End of Period	$132,024	$111,973	$132,024	$111,973

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off date.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(6)	Includes funds with fees based on gross asset value, less cash and cash equivalents, onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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

(d)	the gross assets (including assets acquired with leverage) of our business development company.

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

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$46,198	$130,115	$176,313	$43,934	$126,222	$170,156
Commitments (1)	4,737	—	4,737	10,779	—	10,779
Capital Called, net (2)	(2,625)	2,748	123	(6,257)	6,267	10
Distributions (3)	554	(6,562)	(6,008)	804	(11,660)	(10,856)
Subscriptions, net of Redemptions (4)	—	869	869	—	871	871
Changes in CLO collateral balances (5)	—	540	540	—	871	871
Market Appreciation/(Depreciation) (6)	—	3,496	3,496	—	9,695	9,695
Foreign Exchange and other (7)	151	227	378	(245)	(833)	(1,078)

Balance, End of Period	$49,015	$131,433	$180,448	$49,015	$131,433	$180,448

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2013 and June 30, 2012. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed four CLOs throughout 2012 and four new CLOs in 2013 and have consolidated those CLOs beginning on their respective closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$242.2	$239.9	$473.6	$474.3
Performance fees
Realized	203.2	116.7	456.0	397.3
Unrealized	55.9	(337.1)	445.5	23.1

Total performance fees	259.1	(220.4)	901.5	420.4
Investment income (loss)
Realized	12.7	2.4	8.5	1.6
Unrealized	(1.7)	4.6	2.9	26.9

Total investment income (loss)	11.0	7.0	11.4	28.5
Interest and other income	4.1	2.7	6.5	5.4
Interest and other income of Consolidated Funds	252.9	219.2	521.3	430.7

Total revenues	769.3	248.4	1,914.3	1,359.3

Expenses
Compensation and benefits
Base compensation	173.6	149.9	352.1	256.0
Equity-based compensation	126.0	94.2	178.3	94.2
Performance fee related
Realized	78.1	32.1	186.8	66.4
Unrealized	66.0	(97.7)	261.0	(42.9)

Total compensation and benefits	443.7	178.5	978.2	373.7
General, administrative and other expenses	120.3	84.0	231.7	175.2
Interest	11.6	6.2	22.1	16.6
Interest and other expenses of Consolidated Funds	201.7	179.5	451.8	364.0
Other non-operating expense (income)	(3.3)	0.7	(5.7)	(3.4)

Total expenses	774.0	448.9	1,678.1	926.1

Other income
Net investment gains of Consolidated Funds	290.6	386.6	502.1	1,258.7

Income before provision for income taxes	285.9	186.1	738.3	1,691.9
Provision for income taxes	16.6	10.6	41.5	22.3

Net income	269.3	175.5	696.8	1,669.6
Net income attributable to non-controlling interests in consolidated entities	300.0	357.9	468.0	1,222.8

Net income (loss) attributable to Carlyle Holdings	(30.7)	(182.4)	228.8	446.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(27.4)	(172.1)	198.3	457.1

Net income (loss) attributable to The Carlyle Group L.P.	$(3.3)	$(10.3)	$30.5	$(10.3)

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$(0.07)	$(0.26)	$0.69	$(0.26)

Diluted	$(0.07)	$(0.26)	$0.61	$(0.26)

Weighted-average common units
Basic	45,145,793	40,160,245	44,249,510	40,160,245

Diluted	45,145,793	40,160,245	49,881,397	40,160,245

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Total revenues were $769.3 million for the three months ended June 30, 2013, an increase of 210% from total revenues for the three months ended June 30, 2012 of $248.4 million. The increase in revenues was primarily attributable to an increase in performance fees and interest and other income of Consolidated Funds, which increased $479.5 million and $33.7 million, respectively, for the three months ended June 30, 2013 as compared to 2012.

Fund Management Fees. Fund management fees increased $2.3 million, or 1%, to $242.2 million for the three months ended June 30, 2013 as compared to 2012. In addition, fund management fees from consolidated funds increased $7.6 million for the three months ended June 30, 2013 as compared to 2012. The fees related to consolidated funds eliminate upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from Consolidated Funds, was primarily due to approximately $6.7 million of incremental management fees related to the acquisition of Vermillion in October 2012, approximately $8.8 million of “catch-up” management fees earned from a subsequent closing of our latest distressed and corporate opportunities debt fund during the quarter ended June 30, 2013, as well as approximately $8.7 million of increased management fees from greater assets under management in ESG, Claren Road, and our CLOs in 2013 as compared to 2012. Offsetting these increases were decreases in management fees of approximately $15.1 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds in the corporate private equity and real assets segments.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $12.5 million and $10.7 million for the three months ended June 30, 2013 and 2012, respectively. The $1.8 million increase in transaction and portfolio advisory fees resulted primarily from a transaction fee earned from the closing of an investment in our real assets segment.

Performance Fees. Performance fees for the three months ended June 30, 2013 were $259.1 million compared to $(220.4) million for the three months ended June 30, 2012. In addition, performance fees from consolidated funds increased $13.6 million for the three months ended June 30, 2013 as compared to 2012. These fees eliminate upon consolidation. The performance fees recorded in the three months ended June 30, 2013 and 2012 were due principally to changes in the fair value of the underlying carry funds, which increased/(decreased) approximately 3% and (2)% in total remaining value during the three months ended June 30, 2013 and 2012, respectively. The net appreciation or depreciation in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Performance fees also increased in 2013 as compared to 2012 from higher incentive fee accruals from the Claren Road and ESG hedge funds based on the investment performance in the underlying funds. Approximately $186.2 million and $(217.6) million of performance fees for the three months ended June 30, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended June 30, 2013 and 2012 were $48.7 million and $6.9 million for the Global Market Strategies segment, $(13.9) million and $(30.4) million for the Real Assets segment, and $38.1 million and $20.7 million for the Global Solutions segment, respectively. Further, approximately $213.5 million and $(133.0) million of our performance fees for the three months ended June 30, 2013 and 2012, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $11.0 million for the three months ended June 30, 2013 increased 57% from the three months ended June 30, 2012. The $4.0 million increase relates primarily to unrealized gains on investments in certain carry funds from the net appreciation in the fair value of the underlying funds. These unrealized gains were partially offset by net investment losses of $3.7 million for the three months ended June 30, 2013 from the investment in NGP Management. In addition, investment income from Consolidated Funds decreased $8.6 million for the three months ended June 30, 2013 as compared to 2012, which was due primarily to decreases in fair value of our investments in the equity tranches of our CLOs. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income increased $1.4 million to $4.1 million for the three months ended June 30, 2013, as compared to $2.7 million for 2012.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $252.9 million for the three months ended June 30, 2013, an increase of $33.7 million from $219.2 million for the three months ended June 30, 2012. This increase relates primarily to the four CLOs formed throughout 2012 and the four CLOs formed in 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $774.0 million for the three months ended June 30, 2013, an increase of $325.1 million from $448.9 million for the three months ended June 30, 2012. The increase is due primarily to increases in compensation and benefits, general, administrative and other expenses, and interest and other expenses of Consolidated Funds, which increased $265.2 million, $36.3 million, and $22.2 million, respectively.

Total compensation and benefits for the three months ended June 30, 2013 increased $265.2 million, or 149% from $178.5 million for the three months ended June 30, 2012 to $443.7 million for the three months ended June 30, 2013. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $774.0 million and $443.3 million in the three months ended June 30, 2013 and 2012, respectively, representing an increase of $330.7 million that was due primarily to an increase in compensation and benefits of $270.7 million, an increase in general, administrative and other expenses of $36.3 million, and an increase in interest and other expenses of Consolidated Funds of $22.2 million. The increase in compensation and benefits primarily reflects higher performance fee related compensation corresponding to the increase in performance fees.

Compensation and Benefits. Base compensation and benefits increased $23.7 million, or 16%, for the three months ended June 30, 2013 as compared to 2012, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals for periods subsequent to our initial public offering in May 2012. Also contributing to the increase was: $5.4 million of increased compensation expense in 2013 as compared to 2012 from the value of employment-based contingent cash consideration associated with the Partnership’s acquisitions; $3.1 million of increased compensation expense in 2013 associated with fundraising activities; and $2.0 million in base compensation expense attributable to Vermillion, which was acquired in October 2012. Those increases were partially offset by adjustments to reflect lower expected annual bonuses. Base compensation and benefits attributable to senior Carlyle professionals was $14.6 million for the period from April 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $173.6 million and $164.5 million for the three months ended June 30, 2013 and 2012, respectively.

Equity-based compensation increased $31.8 million from $94.2 million for the three months ended June 30, 2012 to $126.0 million for the three months ended June 30, 2013. For the three months ended June 30, 2012, equity-based compensation included $35.2 million of equity-based compensation associated with grants of deferred restricted common units and phantom deferred restricted common units, and the issuance of unvested Carlyle Holdings partnership units, all of which occurred in connection with the reorganization and initial public offering in May 2012. Also included in equity-based compensation for the three months ended June 30, 2012 is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012.

Excluding the equity-based compensation in 2012 associated with the exchange of carried interest rights, the increase in equity-based compensation from 2012 to 2013 was due primarily to $47.9 million of compensation expense in 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle

Holdings partnership units that vested in May 2013. Also, the equity-based compensation expense for 2012 represented approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus three months of compensation expense for 2013. Also contributing to the increase was compensation expense recognized in 2013 for grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

Performance fee related compensation expense increased $209.7 million for the three months ended June 30, 2013 as compared to 2012. Performance fee related compensation expense attributable to senior Carlyle professionals was $(20.1) million for the period from April 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $(85.7) million for the three months ended June 30, 2012. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 56% and 39% for the three months ended June 30, 2013 and 2012, respectively.

Total compensation and benefits would have been $443.7 million and $173.0 million for the three months ended June 30, 2013 and 2012, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $36.3 million for the three months ended June 30, 2013 as compared to 2012. This increase was driven primarily by (i) an increase of $14.0 million associated with fundraising activities; (ii) an increase of approximately $9.0 million in professional fees, comprised mostly of increased legal and consulting expenses and non-recoverable fund expenses related to fundraising activities; and (iii) an increase of approximately $6.7 million in amortization expense associated with intangible assets acquired in 2012.

Interest. Interest expense for the three months ended June 30, 2013 was $11.6 million, an increase of $5.4 million from 2012. The increase is primarily attributable to a higher level of debt outstanding for the three months ended June 30, 2013 as compared to 2012, as well as higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $22.2 million for the three months ended June 30, 2013 as compared to 2012. This increase relates primarily to the four CLOs formed in 2012 and the four CLOs formed in 2013. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating (Income) Expenses. Other non-operating income of $3.3 million for the three months ended June 30, 2013 reflects a change of $4.0 million from other non-operating expenses of $0.7 million for the three months ended June 30, 2012. The change is due primarily to a decrease in 2013 in the fair value of performance-based contingent consideration related to our acquisitions.

Net Investment Gains of Consolidated Funds

For the three months ended June 30, 2013, net investment gains of Consolidated Funds were $290.6 million, as compared to gains of $386.6 million for the three months ended June 30, 2012. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Three Months Ended June 30,
	2013	2012
	(Dollars in millions)

Realized gains	$216.6	$246.2
Net change in unrealized gains and losses	326.7	331.4

Total gains	543.3	577.6
Losses on liabilities of CLOs	(253.5)	(193.3)
Gains on other assets of CLOs	0.8	2.3

Total	$290.6	$386.6

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the three months ended June 30, 2013 and 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $396.2 million and $582.6 million, respectively, net investment gains attributable to consolidated hedge funds of $55.8 million and $34.3 million, respectively, and net appreciation (depreciation) of CLO investments in loans and bonds of $97.8 million and $(35.9) million, respectively. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs.

Net Income Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $300.0 million for the three months ended June 30, 2013 compared to $357.9 million for the three months ended June 30, 2012. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended June 30, 2013, the net income of the Consolidated Funds was approximately $280.8 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, our hedge funds, and the consolidated CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the hedge funds was approximately $390.7 million and $31.4 million, respectively, for the three months ended June 30, 2013. The net income was partially offset by net losses from the consolidated CLOs of $133.8 million for the three months ended June 30, 2013. The CLOs’ investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.

The net income of the Consolidated Funds was $388.1 million for the three months ended June 30, 2012. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs was approximately $556.3 million and $(176.5) million, respectively, for the three months ended June 30, 2012.

Net Income (Loss) Attributable to The Carlyle Group L.P.

The net loss attributable to the Partnership was $3.3 million for the three months ended June 30, 2013 as compared to $10.3 million for the period from our initial public offering in May 2012 through June 30, 2012. The

Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 15% as of June 30, 2013). For the three months ended June 30, 2013, the net loss attributable to Carlyle Holdings was $30.7 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Total revenues were $1,914.3 million for the six months ended June 30, 2013, an increase of 41% from total revenues for the six months ended June 30, 2012 of $1,359.3 million. The increase in revenues was primarily attributable to an increase in performance fees and interest and other income of Consolidated Funds, which increased $481.1 million and $90.6 million, respectively, for the six months ended June 30, 2013 as compared to 2012. These increases were partially offset by a decrease in investment income of $17.1 million.

Fund Management Fees. Fund management fees decreased $0.7 million to $473.6 million for the six months ended June 30, 2013 as compared to 2012. In addition, fund management fees from consolidated funds increased $20.6 million for the six months ended June 30, 2013 as compared to 2012. The fees related to consolidated funds eliminate upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $14.9 million of incremental management fees related to the acquisition of Vermillion in October 2012, approximately $8.8 million of “catch-up” management fees earned from a subsequent closing of our latest distressed and corporate opportunities debt fund during the six months ended June 30, 2013, as well as approximately $20.4 million of increased management fees from greater assets under management in ESG, Claren Road, and our CLOs in 2013 as compared to 2012. Offsetting these increases were decreases in management fees of approximately $30.3 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds in the corporate private equity and real assets segments.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $27.5 million and $21.4 million for the six months ended June 30, 2013 and 2012, respectively. The $6.1 million increase in transaction and portfolio advisory fees resulted primarily from higher transaction fees generated in the Corporate Private Equity segment in 2013 as compared to 2012, partially offset by fewer portfolio advisory fees received in 2013 upon the sale or public offering of portfolio companies as compared to 2012.

Performance Fees. Performance fees for the six months ended June 30, 2013 were $901.5 million compared to $420.4 million for the six months ended June 30, 2012. In addition, performance fees from consolidated funds increased $44.1 million for the six months ended June 30, 2013 as compared to 2012. These fees eliminate upon consolidation. The performance fees recorded in the six months ended June 30, 2013 and 2012 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 9% and 8% in total remaining value during the six months ended June 30, 2013 and 2012, respectively. The change in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Performance fees also increased in 2013 as compared to 2012 from higher incentive fee accruals from the Claren Road and ESG hedge funds based on the investment performance in the underlying funds. Approximately $620.9 million and $246.9 million of performance fees for the six months ended June 30, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. Performance fees for the six months ended June 30, 2013 and 2012 were $157.2 million and $52.4 million for the Global Market Strategies segment, $49.1 million and $75.1 million for the Real Assets segment, and $74.3 million and $46.0 million for the Global Solutions segment. Further, approximately $552.0 million and $189.0 million of our performance fees for the six months ended June 30, 2013 and 2012, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $11.4 million for the six months ended June 30, 2013 decreased 60% from the six months ended June 30, 2012. The $17.1 million decrease relates primarily to unrealized losses on investments in certain real estate funds and from net investment losses of $4.7 million for the six months ended June 30, 2013 from the investment in NGP Management. Also contributing to the decrease in investment income from 2012 was the distribution in March 2012, in conjunction with the reorganization and initial public offering, of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle; those investments generated investment income for the six months ended June 30, 2012. In addition, investment income from Consolidated Funds decreased $10.5 million for the six months ended June 30, 2013 as compared to 2012, which was due primarily to decreases in fair value of our investments in the equity tranches of our CLOs. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income increased $1.1 million to $6.5 million for the six months ended June 30, 2013, as compared to $5.4 million for 2012.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $521.3 million for the six months ended June 30, 2013, an increase of $90.6 million from $430.7 million for the six months ended June 30, 2012. This increase relates primarily to the four new CLOs formed throughout 2012 and the four CLOs formed in 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $1,678.1 million for the six months ended June 30, 2013, an increase of $752.0 million from $926.1 million for the six months ended June 30, 2012. The increase is due primarily to an increase in total compensation and benefits, interest and other expenses of Consolidated Funds, and general, administrative and other expenses, which increased $604.5 million, $87.8 million and $56.5 million, respectively.

Total compensation and benefits for the six months ended June 30, 2013 increased $604.5 million, or 162% from $373.7 million for the six months ended June 30, 2012 to $978.2 million for the six months ended June 30, 2013. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $1,678.1 million and $1,191.5 million in the six months ended June 30, 2013 and 2012, respectively, representing an increase of $486.6 million due primarily to an increase in compensation of $340.1 million, an increase in interest and other expenses of Consolidated Funds of $87.8 million, and an increase in general, administrative and other expenses of $56.5 million. The increase in compensation primarily reflects higher performance fee related compensation corresponding to the increase in performance fees.

Compensation and Benefits. Base compensation and benefits increased $96.1 million, or 38%, for the six months ended June 30, 2013 as compared to 2012, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals for periods subsequent to our initial public offering in May 2012. Also contributing to the increase was: $14.6 million of increased compensation expense in 2013 as compared to 2012 from the value of employment-based contingent cash consideration associated with the Partnership’s acquisitions, $2.3 million of increased compensation expense in 2013 associated with fundraising activities; and $3.8 million in base compensation expense attributable to Vermillion, which was acquired in October 2012. Those increases were partially offset by adjustments to reflect lower expected annual bonuses. Base compensation and benefits attributable to senior Carlyle professionals was $67.0 million for the period from January 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $352.1 million and $323.0 million for the six months ended June 30, 2013 and 2012, respectively.

Equity-based compensation increased $84.1 million from $94.2 million for the six months ended June 30, 2012 to $178.3 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, equity-based compensation included $35.2 million of equity-based compensation associated with grants of deferred restricted common units and phantom deferred restricted common units, and the issuance of unvested Carlyle Holdings partnership units, all of which occurred in connection with the reorganization and initial public offering in May 2012. Also included in equity-based compensation for the six months ended June 30, 2012 is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012.

Excluding the equity-based compensation in 2012 associated with the exchange of carried interest rights, the increase in equity-based compensation from 2012 to 2013 was due primarily to the equity-based compensation expense for 2012 representing approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus six months of compensation expense for 2013. Additionally, the increase was due to $47.9 million of compensation expense recorded in 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. Also contributing to the increase was compensation expense recognized in 2013 for grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

Performance fee related compensation expense increased $424.3 million for the six months ended June 30, 2013 as compared to 2012. Performance fee related compensation expense attributable to senior Carlyle professionals was $197.4 million for the period from April 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $447.8 million and $220.9 million for the six months ended June 30, 2013 and 2012, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 50% and 53% for the six months ended June 30, 2013 and 2012, respectively.

Total compensation and benefits would have been $978.2 million and $638.1 million for the six months ended June 30, 2013 and 2012, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $56.5 million for the six months ended June 30, 2013 as compared to 2012. This increase was driven primarily by (i) an increase of approximately $25.0 million in amortization expense associated with intangible assets acquired in 2012; (ii) an increase of $22.5 million associated with fundraising activities; and (iii) an increase of $5.4 million in professional fees, comprised mostly of increased legal and consulting expenses and non-recoverable fund expenses related to fundraising activities.

Interest. Interest expense for the six months ended June 30, 2013 was $22.1 million, an increase of $5.5 million from 2012. The increase is primarily attributable to higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $87.8 million for the six months ended June 30, 2013 as compared to 2012. This increase relates primarily to the four new CLOs formed throughout 2012 and the four new CLOs formed in 2013. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating (Income) Expenses. Other non-operating income of $5.7 million for the six months ended June 30, 2013 reflects an increase of $2.3 million from other non-operating income of $3.4 million for the six months ended June 30, 2012. Other non-operating income for 2013 was due primarily to a decrease in the fair value of performance-based contingent consideration related to our acquisitions. Other non-operating income for 2012 was due primarily to a fair value gain associated with the redemption of the subordinated notes payable to Mubadala in March 2012.

Net Investment Gains of Consolidated Funds

For the six months ended June 30, 2013, net investment gains of Consolidated Funds were $502.1 million, as compared to $1,258.7 million for the six months ended June 30, 2012. This balance is driven predominantly by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)

Realized gains	$694.5	$461.3
Net change in unrealized gains and losses	448.2	1,147.4

Total gains	1,142.7	1,608.7
Losses on liabilities of CLOs	(640.4)	(352.5)
Gains on other assets of CLOs	(0.2)	2.5

Total	$502.1	$1,258.7

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of investments made by our consolidated hedge funds, and the appreciation/depreciation of CLO investments in loans and bonds. The net investment gains for the six months ended June 30, 2013 and 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $661.9 million and $1,369.3 million, respectively, net investment gains attributable to the consolidated hedge funds of $277.9 million and $44.6 million, respectively, and the net appreciation of CLO investments in loans and bonds of $209.8 million and $194.3 million, respectively. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs.

Net Income Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $468.0 million for the six months ended June 30, 2013, as compared to $1,222.8 million for the six months ended June 30, 2012. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the six months ended June 30, 2013, the net income of our Consolidated Funds was approximately $428.6 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, hedge funds, and CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $620.4 million and $207.5 million, respectively, for the six months ended June 30, 2013. The net income was partially offset by net losses from the consolidated CLOs of $391.6 million for the six months ended June 30, 2013. The CLOs’ investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.

For the six months ended June 30, 2012, the net income of our Consolidated Funds was approximately $1,249.9 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs was approximately $1,326.2 million and $(67.2) million, respectively, for the six months ended June 30, 2012.

Net Income (Loss) Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $30.5 million for the six months ended June 30, 2013. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 15% as of June 30, 2013). For the six months ended June 30, 2013, the net income attributable to Carlyle Holdings was $228.8 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2013 and 2012. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events, and for the periods prior to the reorganization and initial public offering in May 2012, treats compensation attributable to senior Carlyle professionals as compensation expense. Additionally, during the three months ended June 30, 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Quarterly Report on Form 10-Q has been recast to conform with the revised definition. See Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$249.9	$235.0	$490.0	$460.4
Portfolio advisory fees, net	5.7	7.0	10.3	15.0
Transaction fees, net	6.8	3.7	17.2	6.4

Total fund level fee revenues	262.4	245.7	517.5	481.8
Performance fees
Realized	192.6	110.3	441.5	392.1
Unrealized	42.1	(311.1)	384.8	38.6

Total performance fees	234.7	(200.8)	826.3	430.7
Investment income (loss)
Realized	14.6	4.0	5.3	6.1
Unrealized	(7.7)	10.0	4.6	31.2

Total investment income (loss)	6.9	14.0	9.9	37.3
Interest and other income	4.0	2.5	6.4	5.1

Total revenues	508.0	61.4	1,360.1	954.9

Segment Expenses
Compensation and benefits
Direct base compensation	101.0	105.8	209.0	207.0
Indirect base compensation	35.0	36.2	68.6	69.3
Equity-based compensation	4.2	0.6	6.8	0.6
Performance fee related
Realized	74.8	34.5	182.2	173.6
Unrealized	37.4	(128.6)	166.9	29.0

Total compensation and benefits	252.4	48.5	633.5	479.5
General, administrative, and other indirect expenses	82.0	60.0	144.3	115.4
Depreciation and amortization expense	6.2	4.0	12.5	9.2
Interest expense	11.6	6.1	20.1	15.9

Total expenses	352.2	118.6	810.4	620.0

Economic Net Income (Loss)	$155.8	$(57.2)	$549.7	$334.9

(-) Net Performance Fees	122.5	(106.7)	477.2	228.1
(-) Investment Income	6.9	14.0	9.9	37.3

(=) Fee Related Earnings	$26.4	$35.5	$62.6	$69.5

(+) Realized Net Performance Fees	117.8	75.8	259.3	218.5
(+) Realized Investment Income	14.6	4.0	5.3	6.1
(+) Equity-based Compensation	4.2	0.6	6.8	0.6

(=) Distributable Earnings	$163.0	$115.9	$334.0	$294.7

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Dollars in millions)

Income before provision for income taxes	$285.9	$186.1	$738.3	$1,691.9
Adjustments:
Partner compensation(1)	—	5.6	—	(265.4)
Equity-based compensation issued in conjunction with the initial public offering and strategic investments	123.1	93.6	175.2	93.6
Acquisition related charges and amortization of intangibles	52.5	21.5	115.0	45.6
Losses associated with debt refinancing activities	—	—	1.9	—
Other non-operating expenses (income)	(3.3)	0.7	(5.7)	(3.4)
Net income attributable to non-controlling interests in consolidated entities	(300.0)	(357.9)	(468.0)	(1,222.8)
Provision for income taxes attributable to non-controlling interests in consolidated entities	(5.7)	(5.7)	(11.7)	(5.7)
Severance and lease terminations	3.5	1.7	4.0	4.1
Other adjustments	(0.2)	(2.8)	0.7	(3.0)

Economic Net Income (Loss)	$155.8	$(57.2)	$549.7	$334.9

Net performance fees(2)	122.5	(106.7)	477.2	228.1
Investment income(2)	6.9	14.0	9.9	37.3

Fee Related Earnings	$26.4	$35.5	$62.6	$69.5

Realized performance fees, net of related compensation(2)	117.8	75.8	259.3	218.5
Investment income — realized(2)	14.6	4.0	5.3	6.1
Equity-based compensation	4.2	0.6	6.8	0.6

Distributable Earnings	$163.0	$115.9	$334.0	$294.7

(1) –	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in our consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

(2) –	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$203.2	$(10.6)	$192.6
Unrealized	55.9	(13.8)	42.1

Total performance fees	259.1	(24.4)	234.7
Performance fee related compensation expense
Realized	78.1	(3.3)	74.8
Unrealized	66.0	(28.6)	37.4

Total performance fee related compensation expense	144.1	(31.9)	112.2
Net performance fees
Realized	125.1	(7.3)	117.8
Unrealized	(10.1)	14.8	4.7

Total net performance fees	$115.0	$7.5	$122.5

Investment income (loss)
Realized	$12.7	$1.9	$14.6
Unrealized	(1.7)	(6.0)	(7.7)

Total investment income (loss)	$11.0	$(4.1)	$6.9

	Three Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$116.7	$(6.4)	$110.3
Unrealized	(337.1)	26.0	(311.1)

Total performance fees	(220.4)	19.6	(200.8)
Performance fee related compensation expense
Realized	32.1	2.4	34.5
Unrealized	(97.7)	(30.9)	(128.6)

Total performance fee related compensation expense	(65.6)	(28.5)	(94.1)
Net performance fees
Realized	84.6	(8.8)	75.8
Unrealized	(239.4)	56.9	(182.5)

Total net performance fees	$(154.8)	$48.1	$(106.7)

Investment income
Realized	$2.4	$1.6	$4.0
Unrealized	4.6	5.4	10.0

Total investment income	$7.0	$7.0	$14.0

	Six Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$456.0	$(14.5)	$441.5
Unrealized	445.5	(60.7)	384.8

Total performance fees	901.5	(75.2)	826.3
Performance fee related compensation expense
Realized	186.8	(4.6)	182.2
Unrealized	261.0	(94.1)	166.9

Total performance fee related compensation expense	447.8	(98.7)	349.1
Net performance fees
Realized	269.2	(9.9)	259.3
Unrealized	184.5	33.4	217.9

Total net performance fees	$453.7	$23.5	$477.2

Investment income
Realized	$8.5	$(3.2)	$5.3
Unrealized	2.9	1.7	4.6

Total investment income	$11.4	$(1.5)	$9.9

	Six Months Ended June 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)

Performance fees
Realized	$397.3	$(5.2)	$392.1
Unrealized	23.1	15.5	38.6

Total performance fees	420.4	10.3	430.7
Performance fee related compensation expense
Realized	66.4	107.2	173.6
Unrealized	(42.9)	71.9	29.0

Total performance fee related compensation expense	23.5	179.1	202.6
Net performance fees
Realized	330.9	(112.4)	218.5
Unrealized	66.0	(56.4)	9.6

Total net performance fees	$396.9	$(168.8)	$228.1

Investment income
Realized	$1.6	$4.5	$6.1
Unrealized	26.9	4.3	31.2

Total investment income	$28.5	$8.8	$37.3

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

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)

Economic Net Income (Loss)
Corporate Private Equity	$106.4	$(64.5)	$345.6	$179.4
Global Market Strategies	47.1	32.0	151.1	70.1
Real Assets	(10.6)	(28.7)	31.2	72.3
Global Solutions	12.9	4.0	21.8	13.1

Economic Net Income (Loss)	$155.8	$(57.2)	$549.7	$334.9

Distributable Earnings
Corporate Private Equity	$83.9	$61.6	$197.8	$181.7
Global Market Strategies	46.2	23.5	87.4	54.9
Real Assets	25.2	28.0	37.2	49.5
Global Solutions	7.7	2.8	11.6	8.6

Distributable Earnings	$163.0	$115.9	$334.0	$294.7

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

Additionally, during the three months ended June 30, 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Quarterly Report on Form 10-Q has been recast to conform with the revised definition.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$108.8	$124.0	$217.1	$247.9
Portfolio advisory fees, net	4.9	4.9	9.0	11.9
Transaction fees, net	4.0	1.6	14.4	3.2

Total fund level fee revenues	117.7	130.5	240.5	263.0
Performance fees
Realized	151.4	80.6	363.7	303.6
Unrealized	31.2	(269.7)	238.8	(28.4)

Total performance fees	182.6	(189.1)	602.5	275.2
Investment income
Realized	1.7	1.5	3.5	2.3
Unrealized	2.4	3.7	5.2	18.2

Total investment income	4.1	5.2	8.7	20.5
Interest and other income	1.7	1.6	2.7	3.0

Total revenues	306.1	(51.8)	854.4	561.7

Segment Expenses
Compensation and benefits
Direct base compensation	50.0	54.8	105.0	110.1
Indirect base compensation	21.8	24.1	41.8	44.9
Equity-based compensation	2.3	0.4	3.8	0.4
Performance fee related
Realized	65.1	31.0	166.7	148.6
Unrealized	8.8	(140.3)	92.4	(8.3)

Total compensation and benefits	148.0	(30.0)	409.7	295.7
General, administrative, and other indirect expenses	41.6	36.9	80.6	71.7
Depreciation and amortization expense	3.4	2.3	6.9	5.5
Interest expense	6.7	3.5	11.6	9.4

Total expenses	199.7	12.7	508.8	382.3

Economic Net Income (Loss)	$106.4	$(64.5)	$345.6	$179.4

(-) Net Performance Fees	108.7	(79.8)	343.4	134.9
(-) Investment Income	4.1	5.2	8.7	20.5

(=) Fee Related Earnings	$(6.4)	$10.1	$(6.5)	$24.0

(+) Realized Net Performance Fees	86.3	49.6	197.0	155.0
(+) Realized Investment Income	1.7	1.5	3.5	2.3
(+) Equity-based Compensation	2.3	0.4	3.8	0.4

(=) Distributable Earnings	$83.9	$61.6	$197.8	$181.7

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total fee revenues were $117.7 million for the three months ended June 30, 2013, representing a decrease of $12.8 million, or 10%, from the three months ended June 30, 2012. This decrease reflects a decrease in fund management fees of $15.2 million, partially offset by an increase in net transaction fees of $2.4 million. The weighted average management fee rate decreased from 1.32% at June 30, 2012 to 1.11% at June 30, 2013. This decrease was due primarily to the expiration of the investment period in our third European buyout (“CEP III”) and second Japan buyout (“CJP II”) funds, prior to the raising of a successor fund. Also contributing to the decrease in the weighted average management fee rate was the step-down in the management fee rate for CP V during the three months ended June 30, 2013. Fee-earning AUM increased by $1.4 billion, primarily a result of substantial limited partner commitments to our sixth U.S. buyout (“CP VI”) fund.

Interest and other income was $1.7 million for the three months ended June 30, 2013, an increase from $1.6 million for the three months ended June 30, 2012.

Total compensation and benefits was $148.0 million and $(30.0) million for the three months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $73.9 million and $(109.3) million, or 40% and 58% of performance fees, for the three months ended June 30, 2013 and 2012, respectively. As part of the reorganization and initial public offering in May 2012, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to a target of approximately 45%.

Direct and indirect base compensation expense decreased $7.1 million for the three months ended June 30, 2013, or 9% less than the three months ended June 30, 2012, primarily reflecting adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $2.3 million for the three months ended June 30, 2013, an increase from $0.4 million for the three months ended June 30, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012. Also contributing to the increase is that the equity-based compensation expense for 2012 represented approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus three months of compensation expense for 2013.

General, administrative and other indirect expenses increased $4.7 million for the three months ended June 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for buyout funds.

Depreciation and amortization expense was $3.4 million for the three months ended June 30, 2013, an increase from $2.3 million in 2012.

Interest expense increased $3.2 million, or 91%, for the three months ended June 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings in the second quarter of 2013 as compared to the second quarter of 2012. Also contributing to the increase were higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Economic Net Income (Loss). ENI was $106.4 million for the three months ended June 30, 2013, reflecting a 265% increase as compared to ENI of $(64.5) million for the three months ended June 30, 2012. The increase in ENI in the second quarter of 2013 was driven primarily by a $188.5 million increase in net performance fees as compared to 2012, partially offset by a $16.5 million decrease in fee related earnings.

Fee Related Earnings. Fee related earnings were $(6.4) million for the three months ended June 30, 2013, as compared to $10.1 million for the three months ended June 30, 2012, representing a decrease of $16.5 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $12.8 million and an increase in general, administrative and other indirect expenses of $4.7 million.

Performance Fees. Performance fees increased $371.7 million for the three months ended June 30, 2013 as compared to 2012. Performance fees of $182.6 million and $(189.1) million are inclusive of performance fees reversed of approximately $37.3 million and $238.4 million during the three months ended June 30, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2013	2012
	(Dollars in millions)

Buyout funds	$184.2	$(192.0)
Growth Capital funds	(1.6)	2.9

Performance fees	$182.6	$(189.1)

The $182.6 million in performance fees for the three months ended June 30, 2013 primarily was driven by performance fees for CP V of $182.8 million, CP IV of $26.1 million, and CAP II of $(17.0) million. The second quarter 2013 and 2012 appreciation/(depreciation) in the remaining value of assets for funds in this segment was approximately 5% and (2)%, respectively. Comparatively, the $(189.1) million of performance fees for the three months ended June 30, 2012 primarily was driven by performance fees for CP IV of $(153.9) million, CAP II of $(66.7) million, and CP V of $24.7 million.

During the three months ended June 30, 2013, net performance fees were $108.7 million or 60% of performance fees and $188.5 million more than the net performance fees in the second quarter of 2012.

Investment Income. Investment income for the three months ended June 30, 2013 was $4.1 million compared to $5.2 million in the second quarter of 2012.

Distributable Earnings. Distributable earnings increased $22.3 million for the three months ended June 30, 2013 to $83.9 million from $61.6 million for the same period in 2012. This primarily reflects an increase in realized net performance fees of $36.7 million for the three months ended June 30, 2013 as compared to 2012, offset by a decrease in fee related earnings of $16.5 million for the three months ended June 30, 2013 as compared to 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total fee revenues were $240.5 million for the six months ended June 30, 2013, representing a decrease of $22.5 million, or 9%, from the six months ended June 30, 2012. This decrease reflects a $30.8 million decrease in fund management fees and a decrease in net portfolio advisory fees of $2.9 million. These decreases were partially offset by an increase in net transaction fees of $11.2 million. The weighted average management fee rate decreased from 1.32% at June 30, 2012 to 1.11% at June 30, 2013. This decrease was due primarily to the expiration of the investment period in CEP III and CJP II funds, prior to the raising of a successor fund. Also contributing to the decrease in the weighted average management fee rate was the step-down in the management fee rate for CP V during the three months ended June 30, 2013. Fee-earning AUM increased by $1.4 billion, primarily a result of substantial limited partner commitments to CP VI. The decrease in net portfolio fees was primarily due to fewer portfolio advisory fees received in 2013 upon the sale or public offering of portfolio companies as compared to 2012. The increase in net transaction fees resulted primarily from a significant transaction fee that was generated by one of the buyout funds in 2013.

Interest and other income was $2.7 million for the six months ended June 30, 2013, a decrease from $3.0 million for the six months ended June 30, 2012.

Total compensation and benefits was $409.7 million and $295.7 million for the six months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $259.1 million and $140.3 million, or 43% and 51% of performance fees, for the six months ended June 30, 2013 and 2012, respectively. As part of the reorganization and initial public offering in May 2012, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to approximately 45%.

Direct and indirect base compensation expense decreased $8.2 million for the six months ended June 30, 2013, or 5% less than the six months ended June 30, 2012, primarily reflecting adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $3.8 million for the six months ended June 30, 2013, an increase from $0.4 million for the six months ended June 30, 2012. The increase is due primarily to equity-based compensation expense for 2012 representing approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus six months of compensation expense for 2013. Also contributing to the increase is expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $8.9 million for the six months ended June 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for buyout funds.

Depreciation and amortization expense was $6.9 million for the six months ended June 30, 2013, an increase from $5.5 million in 2012.

Interest expense increased $2.2 million, or 23%, for the six months ended June 30, 2013 as compared to 2012. This increase was due primarily to higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Economic Net Income (Loss). ENI was $345.6 million for the six months ended June 30, 2013, reflecting a 93% increase as compared to ENI of $179.4 million for the six months ended June 30, 2012. The increase in ENI in the six months ended June 30, 2013 was driven by a $208.5 million increase in net performance fees as compared to 2012, partially offset by decreases of $30.5 million in fee related earnings and $11.8 million in investment income.

Fee Related Earnings. Fee related earnings were $(6.5) million for the six months ended June 30, 2013, as compared to $24.0 million for the six months ended June 30, 2012, representing a decrease of $30.5 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $22.5 million and an increase in general, administrative and other indirect expenses of $8.9 million.

Performance Fees. Performance fees increased $327.3 million for the six months ended June 30, 2013 as compared to 2012. Performance fees of $602.5 million and $275.2 million are inclusive of performance fees reversed of approximately $4.4 million and $2.5 million during the six months ended June 30, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)

Buyout funds	$598.0	$261.8
Growth Capital funds	4.5	13.4

Performance fees	$602.5	$275.2

The $602.5 million in performance fees for the six months ended June 30, 2013 primarily was driven by performance fees for CP V, CP IV, and CAP II of $340.5 million, $197.7 million, and $13.0 million, respectively. The total 2013 and 2012 appreciation in the remaining value of assets for funds in this segment was approximately 14% and 7%, respectively. Comparatively, the $275.2 million of performance fees for the six months ended June 30, 2012 primarily was driven by performance fees for CP IV, CP V, and CAP II of $119.9 million, $76.2 million, and $31.5 million, respectively.

During the six months ended June 30, 2013, net performance fees were $343.4 million or 57% of performance fees and $208.5 million less than the net performance fees in the six months ended June 30, 2012.

Investment Income. Investment income for the six months ended June 30, 2013 was $8.7 million compared to $20.5 million in the six months ended June 30, 2012. The decrease in investment income from 2012 to 2013 relates primarily to the distribution in March 2012, in conjunction with the reorganization and initial public offering, of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle; those investments generated unrealized investment income for the six months ended June 30, 2012.

Distributable Earnings. Distributable earnings increased $16.1 million for the six months ended June 30, 2013 to $197.8 million from $181.7 million for the same period in 2012. This increase primarily reflects an increase in realized net performance fees of $42.0 million, partially offset by a reduction in fee related earnings of $30.5 million.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2013	2012
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$13,682	$28,552
Fee-earning AUM based on invested capital	24,825	8,348
Fee-earning AUM based on lower of cost or fair value and other (2)	—	229

Balance, End of Period	$38,507	$37,129

Weighted Average Management Fee Rates (3)
All Funds	1.11%	1.32%
Funds in Investment Period	1.44%	1.38%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,195	$37,833	$33,840	$37,996
Inflows, including Commitments (1)	10,170	276	10,623	413
Outflows, including Distributions (2)	(4,255)	(584)	(5,052)	(1,038)
Foreign Exchange and other (3)	(603)	(396)	(904)	(242)

Balance, End of Period	$38,507	$37,129	$38,507	$37,129

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $38.5 billion at June 30, 2013, an increase of $5.3 billion, or 16%, compared to $33.2 billion at March 31, 2013. Inflows of $10.2 billion were primarily a result of limited partner commitments raised by CP VI, our fourth Asia buyout fund (“CAP IV”), and our second financial services buyout fund (“CGFSP II”). This was offset by outflows of $4.3 billion, which includes the corresponding change in basis for CP V, our third Asia buyout fund (“CAP III”) and our first financial services buyout fund (“CGFSP I”), in addition to the impact of distributions in funds outside of the investment period, and a $0.6 billion foreign exchange loss. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on Fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $38.5 billion at June 30, 2013, an increase of $4.7 billion, or approximately 14%, compared to $33.8 billion at December 31, 2012. Inflows of $10.6 billion were primarily a result of limited partner commitments raised by CP VI, CAP IV and CGFSP II. This was offset by outflows of $5.1 billion, which includes the corresponding change in basis for CP V, CAP III and CGFSP I, in addition to distributions in funds outside the investment period and a $0.9 billion foreign exchange loss.

Fee-earning AUM was $38.5 billion at June 30, 2013, an increase of $1.4 billion, or approximately 4%, compared to $37.1 billion at June 30, 2012. This increase reflects new limited partner commitments raised by CP VI, CAP IV and CGFSP II, offset by the corresponding change in basis for predecessor funds, the expiration of the investment period for CEP III and CJP II prior to the raising of a successor fund, as well as distributions in various funds outside of their original investment period.

Fee-earning AUM was $37.1 billion at June 30, 2012, a decrease of $0.7 billion, or 2%, compared to $37.8 billion at March 31, 2012. Outflows of $0.6 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Inflows of $0.3 billion were primarily related to limited partner commitments raised by our Peru buyout fund (“CPF I”), our Sub-Saharan Africa buyout fund (“CSSAF I”), and our equity opportunities fund (“CEOF I”), as well as equity invested by various funds outside of their investment period.

Fee-earning AUM was $37.1 billion at June 30, 2012, a decrease of $0.9 billion, or more than 2%, compared to $38.0 billion at December 31, 2011. Outflows of $1.0 billion were principally a result of distributions from several of the funds outside of their investment period. Inflows of $0.4 billion were primarily related to limited partner commitments raised by CPF I, CSSAF I, and CEOF I, as well as equity invested by various funds outside of their investment period.

Total AUM as of and for the Three and Six Months Ended June 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$17,062	$38,057	$55,119	$17,642	$35,696	$53,338
Commitments (1)	3,823	—	3,823	5,253	—	5,253
Capital Called, net (2)	(997)	1,042	45	(2,937)	2,874	(63)
Distributions (3)	206	(2,959)	(2,753)	224	(5,134)	(4,910)
Market Appreciation/(Depreciation) (4)	—	1,624	1,624	—	4,697	4,697
Foreign Exchange and other (5)	4	30	34	(84)	(339)	(423)

Balance, End of Period	$20,098	$37,794	$57,892	$20,098	$37,794	$57,892

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $57.9 billion at June 30, 2013, an increase of $2.8 billion, or approximately 5%, compared to $55.1 billion at March 31, 2013. This increase was primarily driven by $3.8 billion in new commitments for several funds and co-investment vehicles, including CP VI and CAP IV, as well as $1.6 billion in market appreciation. Our portfolio experienced a 5% increase in value over the period, due to a 5% increase across our buyout funds, and a 1% increase across our growth capital funds. The 5% increase in our buyout funds was primarily driven by appreciation in CP V, CAP III and CEP III. This increase was partially offset by distributions of $2.8 billion.

Total AUM was $57.9 billion at June 30, 2013, an increase of $4.6 billion, or approximately 9%, compared to $53.3 billion at December 31, 2012. This increase was primarily driven by new commitments of $5.3 billion for several funds and co-investment vehicles, including CP VI and CAP IV, as well as $4.7 billion of market appreciation across our portfolio, which experienced a 14% increase in value over the period, due to a 15% increase across our buyout funds, and a 3% increase across our growth capital funds. The 15% increase in our buyout funds was primarily driven by appreciation in CP IV, CP V, CAP III and CEP III. This increase was partially offset by distributions of $4.9 billion.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of June 30, 2013					as of June 30, 2013
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds (6)
CP II	10/1994	$1,331.1	$1,362.4	$4,071.5	3.0x	34%	25%	$1,362.4	$4,071.5	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.3	2.5x	27%	21%	$4,031.6	$10,146.3	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$16,387.7	2.2x	16%	13%	$5,063.6	$12,297.8	2.4x	19%
CP V	5/2007	$13,719.7	$12,152.0	$19,081.5	1.6x	18%	12%	$3,033.8	$7,114.4	2.3x	28%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,046.5	€3,773.5	1.8x	38%	21%	€1,230.8	€3,052.3	2.5x	61%
CAP I	12/1998	$750.0	$627.7	$2,491.0	4.0x	25%	18%	$627.7	$2,491.0	4.0x	25%
CAP II	2/2006	$1,810.0	$1,626.1	$2,822.4	1.7x	12%	8%	$587.7	$1,759.4	3.0x	27%
CAP III	5/2008	$2,551.6	$2,112.3	$2,584.9	1.2x	11%	5%	$373.5	$588.2	1.6x	17%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥133,763.5	2.8x	61%	37%	¥39,756.6	¥130,976.9	3.3x	65%
CGFSP I	9/2008	¥1,100.2	¥1,007.2	¥1,379.0	1.4x	15%	9%	¥184.3	¥414.2	2.2x	26%
All Other Funds (9)	Various		$3,395.3	$5,027.0	1.5x	17%	6%	$2,396.6	$4,129.2	1.7x	21%
Coinvestments and Other (10)	Various		$7,412.8	$17,946.2	2.4x	36%	33%	$4,653.4	$14,438.6	3.1x	36%

Total Fully Invested Funds			$45,754.3	$90,957.5	2.0x	27%	20%	$25,592.2	$65,504.6	2.6x	30%

Funds in the Investment Period (6)
CP VI	5/2012	$9,420.8	$—	n/a	n/a	n/a	n/a
CEP III	12/2006	€5,294.9	€4,521.8	€6,118.1	1.4x	10%	7%
CAP IV	11/2012	$1,132.3	$—	n/a	n/a	n/a	n/a
CJP II	7/2006	¥165,600.0	¥135,239.7	¥142,884.5	1.1x	2%	-3%
CAGP IV	6/2008	$1,041.4	$568.4	$685.6	1.2x	10%	0%
CEOF I	5/2011	$1,119.1	$304.6	$372.6	1.2x	24%	8%
All Other Funds (11)	Various		$1,325.8	$1,623.4	1.2x	10%	1%

Total Funds in the Investment Period			$9,441.1	$12,076.9	1.3x	9%	5%	$1,266.8	$2,406.9	1.9x	20%

TOTAL CORPORATE PRIVATE EQUITY (12)			$55,195.4	$103,034.5	1.9x	26%	18%	$26,859.0	$67,911.5	2.5x	30%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III and Mexico.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: MENA, CGFSP II, CSABF, CSSAF, CETP II, CBPF and CPF I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG, and Vermillion. Vermillion was acquired on October 1, 2012. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$73.8	$59.5	$140.1	$108.1
Portfolio advisory fees, net	0.5	0.5	0.7	1.2
Transaction fees, net	0.1	—	0.1	—

Total fund level fee revenues	74.4	60.0	140.9	109.3
Performance fees
Realized	17.9	1.3	42.0	33.7
Unrealized	23.0	4.0	87.3	16.7

Total performance fees	40.9	5.3	129.3	50.4
Investment income (loss)
Realized	12.2	2.8	14.1	4.1
Unrealized	(11.9)	4.8	(6.8)	8.5

Total investment income (loss)	0.3	7.6	7.3	12.6
Interest and other income	1.5	0.4	2.6	1.0

Total revenues	117.1	73.3	280.1	173.3

Segment Expenses
Compensation and benefits
Direct base compensation	24.9	25.2	50.6	44.9
Indirect base compensation	5.5	4.5	10.3	9.4
Equity-based compensation	0.6	0.1	1.0	0.1
Performance fee related
Realized	6.7	0.7	16.4	18.5
Unrealized	9.6	0.2	15.8	9.9

Total compensation and benefits	47.3	30.7	94.1	82.8
General, administrative, and other indirect expenses	19.5	9.1	29.0	16.4
Depreciation and amortization expense	1.1	0.6	2.3	1.4
Interest expense	2.1	0.9	3.6	2.6

Total expenses	70.0	41.3	129.0	103.2

Economic Net Income	$47.1	$32.0	$151.1	$70.1

(-) Net Performance Fees	24.6	4.4	97.1	22.0
(-) Investment Income	0.3	7.6	7.3	12.6

(=) Fee Related Earnings	$22.2	$20.0	$46.7	$35.5

(+) Realized Net Performance Fees	11.2	0.6	25.6	15.2
(+) Realized Investment Income	12.2	2.8	14.1	4.1
(+) Equity-based Compensation	0.6	0.1	1.0	0.1

(=) Distributable Earnings	$46.2	$23.5	$87.4	$54.9

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total fee revenues were $74.4 million for the three months ended June 30, 2013, an increase of $14.4 million from 2012. The increase was due primarily to approximately $8.8 million of “catch-up” management fees earned from a subsequent closing of our latest distressed and corporate opportunities fund (“CSP III”) during the quarter ended June 30, 2013, incremental management fees from the acquisition of Vermillion on October 1, 2012, and increases in management fees from the Claren Road and ESG hedge funds from greater assets under management. The weighted average management fee rate for our carry funds and hedge funds collectively was 1.77% and 1.78% as of June 30, 2013 and 2012, respectively. The weighted average management fee rate on our hedge funds decreased from 1.87% at June 30, 2012 to 1.83% at June 30, 2013 due to lower rates charged on the Vermillion hedge funds. The weighted average management fee rate on our carry funds increased from 1.44% at June 30, 2012 to 1.52% at June 30, 2013 due to increased commitments to our first energy mezzanine fund (“CEMOF I”) and our third distressed and corporate opportunities fund (“CSP III”), which are both currently in the investment period.

Interest and other income was $1.5 million for the three months ended June 30, 2013 as compared to $0.4 million for the same period in 2012.

Total compensation and benefits was $47.3 million and $30.7 million for the three months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $16.3 million and $0.9 million, or 40% and 17% of performance fees, for the three months ended June 30, 2013 and 2012, respectively. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our segment results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $0.7 million for the three months ended June 30, 2013 as compared to 2012, which primarily relates to the acquisition of Vermillion, partially offset by adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $0.6 million for the three months ended June 30, 2013, an increase from $0.1 million for the three months ended June 30, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012. Also contributing to the increase is that the equity-based compensation expense for 2012 represented approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus three months of compensation expense for 2013.

General, administrative and other indirect expenses increased $10.4 million to $19.5 million for the three months ended June 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities.

Depreciation and amortization expense was $1.1 million for the three months ended June 30, 2013, an increase from $0.6 million in 2012.

Interest expense increased $1.2 million, or 133%, for the three months ended June 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings in the second quarter of 2013 as compared to the second quarter of 2012. Also contributing to the increase were higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Economic Net Income. ENI was $47.1 million for the three months ended June 30, 2013, an increase of $15.1 million from $32.0 million for the three months ended June 30, 2012. The increase in ENI for the three months ended June 30, 2013 as compared to 2012 was primarily driven by an increase in net performance fees of $20.2 million and fee related earnings of $2.2 million, offset by a decrease in investment income of $7.3 million.

Fee Related Earnings. Fee related earnings increased $2.2 million to $22.2 million for the three months ended June 30, 2013 as compared to 2012. The increase primarily was due to increases in fee revenues of $14.4 million, offset by increases in general, administrative and other indirect expenses of $10.4 million.

Performance Fees. Performance fees of $40.9 million and $5.3 million for the three months ended June 30, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $0.2 million and $4.0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2013	2012
	(Dollars in millions)

Carry funds	$14.8	$5.2
Hedge funds	25.2	—
Structured credit funds	0.9	0.1

Performance fees	$40.9	$5.3

Performance fees for the three months ended June 30, 2013 were generated primarily by the hedge funds, including $15.3 million from the Claren Road Master Fund, and from the carry funds, including $13.8 million of performance fees from our second distressed and corporate opportunities fund (“CSP II”). Performance fees for the three months ended June 30, 2012 were generated primarily by the carry funds, including $3.8 million of performance fees from CSP II.

Net performance fees increased $20.2 million to $24.6 million for the three months ended June 30, 2013 as compared to $4.4 million for the same period in 2012.

Investment Income. Investment income was $0.3 million for the three months ended June 30, 2013 as compared to $7.6 million for the same period in 2012. During the three months ended June 30, 2013, realized investment income was $12.2 million as compared to $2.8 million for the three months ended June 30, 2012. The increase in realized investment income was due primarily to a realization of a debt investment in 2013 that resulted in a gain of approximately $10.0 million. Unrealized investment income was $(11.9) million for the three months ended June 30, 2013 as compared to $4.8 million for the three months ended June 30, 2012. The decrease in unrealized investment income was due primarily to the reclassification of the unrealized gain on the debt investment to a realized gain, as well as decreases in the fair value of our investments in the equity tranches of our CLOs.

Distributable Earnings. Distributable earnings increased $22.7 million to $46.2 million for the three months ended June 30, 2013 from $23.5 million for the three months ended June 30, 2012. The increase related primarily to an increase in net realized performance fees of $10.6 million, an increase in realized investment income of $9.4 million, and an increase in fee related earnings of $2.2 million for the three months ended June 30, 2013 as compared to 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total fee revenues were $140.9 million for the six months ended June 30, 2013, an increase of $31.6 million from 2012. The increase was due primarily to approximately $8.8 million of “catch-up” management fees earned from a subsequent closing of CSP III during the six months ended June 30, 2013, incremental management fees from the acquisition of Vermillion on October 1, 2012, and increases in management fees from the Claren Road and ESG hedge funds from greater assets under management. Also included in management fees for the six months ended June 30, 2013 were $7.4 million of subordinated management fees earned from two CLOs that liquidated during the period. The weighted average management fee rate for our carry funds and hedge funds collectively was 1.77% and 1.78% as of June 30, 2013 and 2012, respectively. The weighted average management fee rate on our hedge funds decreased from 1.87% at June 30, 2012 to 1.83% at June 30, 2013 due to lower rates charged on the Vermillion hedge funds. The weighted average management fee rate on our carry funds increased from 1.44% at June 30, 2012 to 1.52% at June 30, 2013 due to increased commitments to CEMOF I and CSP III, which are both currently in the investment period.

Interest and other income was $2.6 million for the six months ended June 30, 2013 as compared to $1.0 million for the same period in 2012.

Total compensation and benefits was $94.1 million and $82.8 million for the six months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $32.2 million and $28.4 million, or 25% and 56% of performance fees, for the six months ended June 30, 2013 and 2012, respectively. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our segment results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $6.6 million for the six months ended June 30, 2013 as compared to 2012, which primarily relates to the acquisition of Vermillion, partially offset by adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $1.0 million for the six months ended June 30, 2013, an increase from $0.1 million for the six months ended June 30, 2012. The increase is due primarily to equity-based compensation expense for 2012 representing approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus six months of compensation expense for 2013. Also contributing to the increase is expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $12.6 million to $29.0 million for the six months ended June 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities.

Depreciation and amortization expense was $2.3 million for the six months ended June 30, 2013, an increase from $1.4 million in 2012.

Interest expense increased $1.0 million, or 38%, for the six months ended June 30, 2013 as compared to 2012. This increase was due primarily to higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Economic Net Income. ENI was $151.1 million for the six months ended June 30, 2013, an increase of $81.0 million from $70.1 million for the six months ended June 30, 2012. The increase in ENI for the six months ended June 30, 2013 as compared to 2012 was primarily driven by an increase in net performance fees of $75.1 million and an increase in fee related earnings of $11.2 million. These increases were partially offset by a decrease in investment income of $5.3 million.

Fee Related Earnings. Fee related earnings increased $11.2 million to $46.7 million for the six months ended June 30, 2013 as compared to 2012. The increase was primarily due to increases in fee revenues of $31.6 million, partially offset by increases in general, administrative and other indirect expenses of $12.6 million and base compensation expense of $6.6 million.

Performance Fees. Performance fees of $129.3 million and $50.4 million for the six months ended June 30, 2013 and 2012, respectively, are inclusive of $0.3 million and $0 of performance fees reversed. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)

Carry funds	$35.0	$43.0
Hedge funds	91.8	5.7
Structured credit funds	2.5	1.7

Performance fees	$129.3	$50.4

Performance fees for the six months ended June 30, 2013 were generated primarily by the hedge funds, including $47.4 million from the Claren Road Master Fund, $21.4 million from the Claren Road Opportunities Fund, and $18.4 million from the ESG Cross Border Equity fund, as well as the carry funds, including $32.1 million of performance fees from CSP II. Performance fees for the six months ended June 30, 2012 were generated primarily by the carry funds, including $39.9 million from CSP II.

Net performance fees increased $75.1 million to $97.1 million for the six months ended June 30, 2013 as compared to $22.0 million for the same period in 2012.

Investment Income. Investment income was $7.3 million for the six months ended June 30, 2013 as compared to $12.6 million for the same period in 2012. During the six months ended June 30, 2013, realized investment income was $14.1 million as compared to $4.1 million for the six months ended June 30, 2012. The increase in realized investment income was due primarily to a realization of a debt investment in 2013 that resulted in a gain of approximately $10.0 million. Unrealized investment income was $(6.8) million for the six months ended June 30, 2013 as compared to $8.5 million for the six months ended June 30, 2012. The decrease in unrealized investment income was due primarily to the reclassification of the unrealized gain on the debt investment to a realized gain, as well as decreases in the fair value of our investments in the equity tranches of our CLOs.

Distributable Earnings. Distributable earnings increased $32.5 million to $87.4 million for the six months ended June 30, 2013 from $54.9 million for the six months ended June 30, 2012. The increase related primarily to increases in fee related earnings of $11.2 million, net realized performance fees of $10.4 million, and realized investment income of $10.0 million for the six months ended June 30, 2013 as compared to 2012.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2013	2012
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,392	$1,322
Fee-earning AUM based on invested capital	699	1,179
Fee-earning AUM based on collateral balances, at par	16,858	15,569
Fee-earning AUM based on net asset value	13,063	9,159
Fee-earning AUM based on lower of cost or fair value and other (2)	45	511

Balance, End of Period	$33,057	$27,740

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.77%	1.78%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value and gross asset value, less cash and cash equivalents.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,436	$26,803	$31,034	$23,186
Acquisitions	—	—	—	2,866
Inflows, including Commitments (1)	281	309	335	502
Outflows, including Distributions (2)	(155)	(51)	(367)	(382)
Subscriptions, net of Redemptions (3)	812	654	756	1,371
Changes in CLO collateral balances	508	270	804	504
Market Appreciation/(Depreciation) (4)	94	85	583	(69)
Foreign Exchange and other (5)	81	(330)	(88)	(238)

Balance, End of Period	$33,057	$27,740	$33,057	$27,740

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(5)	Includes funds with fees based on gross asset value, less cash and cash equivalents, and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.1 billion at June 30, 2013, an increase of $1.7 billion, or over 5%, compared to $31.4 billion at March 31, 2013. This increase was primarily a result of net subscriptions to our hedge funds of $0.8 billion, increases in the aggregate par value of our CLO collateral balances of $0.5 billion and inflows of $0.3 billion from limited partner commitments to CSP III. This increase was offset by outflows of $0.2 billion, which were primarily driven by distributions from carry funds outside the investment period. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $33.1 billion at June 30, 2013, an increase of $2.1 billion, or over 6%, compared to $31.0 billion at December 31, 2012. This increase was primarily a result of net subscriptions to our hedge funds of $0.8 billion, increases in the aggregate par value of our CLO collateral balances of $0.8 billion and market appreciation of $0.6 billion. Outflows of $0.4 billion were primarily driven by distributions from funds outside the investment period.

Fee-earning AUM was $33.1 billion at June 30, 2013, an increase of $5.4 billion, or over 19%, compared to $27.7 billion at June 30, 2012. This increase was driven by the acquisition of a 55% equity interest in Vermillion Asset Management, additional closes in CEMOF I and CSP III, and net subscriptions to our existing hedge funds.

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

Total AUM as of and for the Three and Six Months Ended June 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,762	$31,326	$33,088	$1,820	$30,722	$32,542
Commitments (1)	285	—	285	273	—	273
Capital Called, net (2)	(278)	320	42	(364)	395	31
Distributions (3)	28	(420)	(392)	68	(728)	(660)
Subscriptions, net of Redemptions (4)	—	869	869	—	871	871
Changes in CLO collateral balances (5)	—	540	540	—	871	871
Market Appreciation/(Depreciation) (6)	—	227	227	—	905	905
Foreign Exchange and other (7)	—	84	84	—	(90)	(90)

Balance, End of Period (8)	$1,797	$32,946	$34,743	$1,797	$32,946	$34,743

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the net change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $17.4 billion from our structured credit funds (including $0.1 billion of Available Capital), $13.6 billion in our hedge funds, and $3.6 billion (including $1.7 billion of Available Capital) in our carry funds.

Total AUM was $34.7 billion at June 30, 2013, an increase of $1.6 billion, or approximately 5%, compared to $33.1 billion at March 31, 2013. This increase was driven by net subscriptions to our hedge funds of $0.9 billion, as well as an increase of $0.5 billion in the par value of our CLO collateral balances, due to the launch of two new-issue CLOs totaling nearly $1.0 billion. These increases were partially offset by distributions of $0.4 billion from our carry funds.

Total AUM was $34.7 billion at June 30, 2013, an increase of $2.2 billion, or approximately 7%, compared to $32.5 billion at December 31, 2012. This increase was driven by net subscriptions to our hedge funds of $0.9 billion, an increase of $0.9 billion in the par value of our CLO collateral balances due to the launch of four new-issue CLOs totaling $2.2 billion, as well as market appreciation of $0.9 billion. These increases were partially offset by distributions of $0.7 billion from our carry funds.

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

			TOTAL INVESTMENTS
			as of June 30, 2013
	Fund Inception Date (1)	Fund Size	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (5)	Net IRR (6)
			(Reported in Local Currency, in Millions)
Global Market Strategies
CSP II	6/2007	$1,352.3	$1,352.3	$2,429.2	1.8x	19%	13%
CEMOF I	12/2010	$1,382.5	$481.7	$567.3	1.2x	29%	10%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Market Strategies segment, CSP II was formed in 2007 and CEMOF I was formed in 2010.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $6.0 billion and $1.9 billion, respectively, as of June 30, 2013:

	1-Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
Claren Road Master Fund	2%	4%	9%	10%
Claren Road Opportunities Fund	4%	8%	n/a	16%
Barclays Aggregate Bond Index	4%	6%	6%	5%
Volatility(4)
Claren Road Master Fund Standard Deviation (Annualized)	4%	4%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	6%	n/a	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	2%	4%	3%
Sharpe Ratio (1M LIBOR)(5)
Claren Road Master Fund	0.36	1.04	1.92	1.98
Claren Road Opportunities Fund	0.64	1.23	n/a	1.89
Barclays Aggregate Bond Index	1.99	2.46	1.48	0.95

(1)	For the Claren Road funds, net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses. The Barclays Aggregate Bond Index is a market-value weighted, intermediate-term bond index of over 8,400 intermediate-term government bonds, investment grade corporate debt securities and mortgage-backed securities. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2012.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through June 30, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $2.9 billion as of June 30, 2013:

	1-Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return(1)
CBE	7%	9%	2%	6%
MSCI EM index	18%	5%	(1)%	3%
Volatility(4)
CBE	6%	6%	8%	8%
MSCI EM index	20%	22%	29%	27%
Sharpe Ratio (1M LIBOR)(5)
CBE	1.11	1.57	0.21	0.64
MSCI EM index	0.94	0.22	(0.04)	0.08

(1)	For the CBE fund, net annualized return is presented on a total return basis, net of all fees and expenses. The MSCI EM Index comprises large and mid-cap securities across 21 emerging markets countries. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2012.
(3)	The CBE Fund was established in January 2007. Performance is from inception through June 30, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the Viridian Ltd., which had AUM of over $1.2 billion as of June 30, 2013:

	1-Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Viridian Ltd.	(10%)	0%	2%	5%
Treasuries	0%	0%	0%	2%
Volatility (4)
Viridian Ltd. Standard Deviation (Annualized)	3%	7%	8%	8%
Treasuries Standard Deviation (Annualized)	0%	0%	0%	1%
Sharpe Ratio (1M LIBOR) (5)
Viridian Ltd.	(3.13)	(0.02)	0.24	0.39

(1)	For Viridian, net annualized return is presented on a total return basis, net of all fees and expenses. The returns of U.S. Treasuries do not include payment of any sales charges or fees, which would lower performance if taken into account. The performance of U.S. Treasuries is shown for illustrative purposes only.
(2)	As of December 31, 2012.
(3)	Viridian was established in June 2005. Performance is from inception through June 30, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility. The risk free rate is determined based on 1 month TBills.

Real Assets

For purposes of presenting results of operations for this segment, our earnings from our investment in NGP Management are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$46.4	$34.1	$93.4	$70.7
Portfolio advisory fees, net	0.3	1.6	0.6	1.9
Transaction fees, net	2.7	2.1	2.7	3.2

Total fund level fee revenues	49.4	37.8	96.7	75.8
Performance fees
Realized	20.6	27.0	31.6	50.2
Unrealized	(33.4)	(56.0)	16.1	26.4

Total performance fees	(12.8)	(29.0)	47.7	76.6
Investment income (loss)
Realized	0.7	(0.3)	(12.3)	(0.3)
Unrealized	1.7	1.5	6.2	4.5

Total investment income (loss)	2.4	1.2	(6.1)	4.2
Interest and other income	0.6	0.4	0.9	0.8

Total revenues	39.6	10.4	139.2	157.4

Segment Expenses
Compensation and benefits
Direct base compensation	18.2	16.9	36.1	35.1
Indirect base compensation	6.4	5.6	13.9	12.0
Equity-based compensation	1.2	0.1	1.8	0.1
Performance fee related
Realized	1.6	1.5	(3.3)	2.4
Unrealized	2.9	2.1	26.5	8.0

Total compensation and benefits	30.3	26.2	75.0	57.6
General, administrative, and other indirect expenses	16.5	11.1	26.9	22.8
Depreciation and amortization expense	1.2	0.7	2.3	1.7
Interest expense	2.2	1.1	3.8	3.0

Total expenses	50.2	39.1	108.0	85.1

Economic Net Income (Loss)	$(10.6)	$(28.7)	$31.2	$72.3

(-) Net Performance Fees	(17.3)	(32.6)	24.5	66.2
(-) Investment Income (Loss)	2.4	1.2	(6.1)	4.2

(=) Fee Related Earnings	$4.3	$2.7	$12.8	$1.9

(+) Realized Net Performance Fees	19.0	25.5	34.9	47.8
(+) Realized Investment Income (Loss)	0.7	(0.3)	(12.3)	(0.3)
(+) Equity-based Compensation	1.2	0.1	1.8	0.1

(=) Distributable Earnings	$25.2	$28.0	$37.2	$49.5

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total fee revenues were $49.4 million for the three months ended June 30, 2013, an increase of $11.6 million from June 30, 2012. The increase in total fee revenues reflects an increase in fund management fees of $12.3 million offset by decreases in net transaction fees and portfolio advisory fees of $0.7 million. The increase in fund management fees primarily reflects revenue earned from our investment in NGP Management totaling $15.6 million for the three months ended June 30, 2013. This increase was partially offset by decreases in management fees due to the change in basis from commitments to invested capital for our infrastructure fund in 2013 and from distributions from real estate funds outside of their investment period. The weighted average management fee rate was 1.19% at June 30, 2013 and 2012.

Interest and other income was $0.6 million for the three months ended June 30, 2013, an increase from $0.4 million for the same period in 2012.

Total compensation and benefits was $30.3 million and $26.2 million for the three months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $4.5 million and $3.6 million for the three months ended June 30, 2012 and 2011, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $24.6 million for the three months ended June 30, 2013 as compared to $22.5 million for the same period in 2012.

Equity-based compensation was $1.2 million for the three months ended June 30, 2013, an increase from $0.1 million for the three months ended June 30, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012. Also contributing to the increase is that the equity-based compensation expense for 2012 represented approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus three months of compensation expense for 2013.

General, administrative and other indirect compensation increased $5.4 million to $16.5 million for the three months ended June 30, 2013 as compared to 2012. The increase primarily relates to an increase in professional fees as well as expenses allocated to us from our December 2012 investment in NGP Management.

Depreciation and amortization expense was $1.2 million for the three months ended June 30, 2013, an increase from $0.7 million in 2012.

Interest expense increased $1.1 million, or 100%, for the three months ended June 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings in the second quarter of 2013 as compared to the second quarter of 2012. Also contributing to the increase were higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Economic Net Income (Loss). ENI was $(10.6) million for the three months ended June 30, 2013, a change of $18.1 million from $(28.7) million for the same period in 2012. The change in ENI for the three months ended June 30, 2013 as compared to 2012 was primarily driven by an increase in net performance fees of $15.3 million.

Fee Related Earnings. Fee related earnings increased $1.6 million for the three months ended June 30, 2013 as compared to 2012 to $4.3 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $11.6 million, partially offset by increases in general, administrative, and other indirect expenses of $5.4 million, base compensation of $2.1 million, and equity-based compensation of $1.1 million.

Performance Fees. Performance fees of $(12.8) million and $(29.0) million for the three months ended June 30, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $32.9 million and $40.3 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2013	2012
	(Dollars in millions)

Energy funds	$(24.5)	$(38.2)
Real Estate funds	11.7	9.2

Performance fees	$(12.8)	$(29.0)

Performance fees for the three months ended June 30, 2013 were primarily driven by performance fees related to our Legacy Energy second renewable energy infrastructure fund (“Renew II”) of $(17.6) million and our sixth U.S. real estate fund (“CRP VI”) of $16.4 million. Investments in our Real Assets portfolio declined 2% during the three months ended June 30, 2013, with energy investments declining 3% and real estate investments remaining flat. This compares to a 3% decline during the three months ended June 30, 2012, with energy investments declining 5% and real estate investments appreciating 2%. Performance fees for the three months ended June 30, 2012 were primarily driven by performance fees related to our Legacy Energy funds, including our third Legacy Energy fund (“Energy III”) (including co-investments) of $(18.6) million and our second Legacy Energy fund (“Energy II”) (including co-investments) of $(10.5) million.

Net performance fees for the three months ended June 30, 2013 were $(17.3) million, representing an increase of $15.3 million from $(32.6) million in net performance fees for the three months ended June 30, 2012.

Investment Income (Loss). Investment income was $2.4 million for the three months ended June 30, 2013 compared to $1.2 million for the same period in 2012.

Distributable Earnings. Distributable earnings declined $2.8 million to $25.2 million for the three months ended June 30, 2013 from $28.0 million for the same period in 2012. The decline was primarily due to a $6.5 million decline in realized net performance fees, partially offset by an increase in fee related earnings of $1.6 million.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total fee revenues were $96.7 million for the six months ended June 30, 2013, an increase of $20.9 million from June 30, 2012. The increase in total fee revenues reflects an increase in fund management fees of $22.7 million, partially offset by a decrease in net portfolio advisory and transaction fees of $1.8 million. The increase in fund management fees primarily reflects revenue earned from our December 2012 investment in NGP Management totaling $31.8 million for the six months ended June 30, 2013. This increase was partially offset by decreases in management fees due to the change in basis from commitments to invested capital for our infrastructure fund in 2013 and from distributions from real estate funds outside of their investment period. The weighted average management fee rate was 1.19% at June 30, 2013 and 2012.

Interest and other income was $0.9 million for the six months ended June 30, 2013, an increase from $0.8 million for the same period in 2012.

Total compensation and benefits was $75.0 million and $57.6 million for the six months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $23.2 million and $10.4 million for the six months ended June 30, 2013 and 2012, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $50.0 million for the six months ended June 30, 2013 as compared to $47.1 million for the same period in 2012.

Equity-based compensation was $1.8 million for the six months ended June 30, 2013, an increase from $0.1 million for the six months ended June 30, 2012. The increase is due primarily to equity-based compensation expense for 2012 representing approximately two months of equity-based compensation expense (from the grant in May 2012 through June 30, 2012) versus six months of compensation expense for 2013. Also contributing to the increase is expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $4.1 million to $26.9 million for the six months ended June 30, 2013 as compared to 2012. The increase primarily relates to an increase in professional fees as well as expenses allocated to us from our investment in NGP Management.

Depreciation and amortization expense was $2.3 million for the six months ended June 30, 2013, an increase from $1.7 million in 2012.

Interest expense increased $0.8 million, or 27%, for the six months ended June 30, 2013 as compared to 2012. This increase was due primarily to higher interest rates on outstanding borrowings in 2013 as compared to 2012.

Economic Net Income (Loss). ENI was $31.2 million for the six months ended June 30, 2013, a decrease of $41.1 million from $72.3 million for the same period in 2012. The decrease in ENI for the six months ended June 30, 2013 as compared to 2012 was primarily driven by a decrease in net performance fees of $41.7 million.

Fee Related Earnings. Fee related earnings increased $10.9 million for the six months ended June 30, 2013 as compared to 2012 to $12.8 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $20.9 million, partially offset by increases in general, administrative, and other indirect expenses of $4.1 million and base compensation of $2.9 million.

Performance Fees. Performance fees of $47.7 million and $76.6 million for the six months ended June 30, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $13.7 million and $2.6 million, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)

Energy funds	$(3.7)	$58.3
Real Estate funds	51.4	18.3

Performance fees	$47.7	$76.6

Performance fees for the six months ended June 30, 2013 were primarily driven by performance fees related to CRP VI of $36.3 million and Renew II of $(12.1) million. Investments in our Real Assets portfolio appreciated 1% during the six months ended June 30, 2013, with energy investments appreciating 1% and real estate investments appreciating 1%. This compares to an 8% increase during the six months ended June 30, 2012, with energy investments appreciating 9% and real estate investments appreciating 7%. Performance fees for the six months ended June 30, 2012 were primarily driven by performance fees related to our Legacy Energy funds, including Energy III (including co-investments) of $32.9 million and Energy II (including co-investments) of $16.9 million.

Net performance fees for the six months ended June 30, 2013 were $24.5 million, representing a decline of $41.7 million from $66.2 million in net performance fees for the six months ended June 30, 2012.

Investment Income (Loss). Investment income was $(6.1) million for the six months ended June 30, 2013 compared to $4.2 million for the same period in 2012. The decline in investment income from 2012 to 2013 relates primarily to unrealized losses on investments in certain European real estate funds. The $12.3 million realized investment loss primarily relates to the realization of a $15.0 million investment loss in a real estate investment that was originally reserved in 2012. The realization of the $15.0 million loss had no net impact on total investment loss for the six months ended June 30, 2013.

Distributable Earnings. Distributable earnings declined $12.3 million to $37.2 million for the six months ended June 30, 2013 from $49.5 million for the same period in 2012. The decline was due to a $12.9 million decline in realized net performance fees and a $12.0 million decline in realized investment income, partially offset by an increase in fee related earnings of $10.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2013	2012
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$9,170	$6,725
Fee-earning AUM based on invested capital (2)	19,007	12,803
Fee-earning AUM based on other (3)	508	—

Balance, End of Period (4)	$28,685	$19,528

Weighted Average Management Fee Rates (5)
All Funds	1.19%	1.19%
Funds in Investment Period	1.22%	1.20%

(1)	For additional information concerning the components of Fee-earning AUM, please see “-Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Includes certain funds that are calculated on gross asset value.
(4)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of June 30, 2013, the Legacy Energy Funds had, in the aggregate, approximately $13.7 billion in AUM and $8.9 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”), are managed by NGP Energy Capital Management. As of June 30, 2013, the NGP management fee funds had, in the aggregate, approximately $12.5 billion in AUM and $9.7 billion in Fee-earning AUM.
(5)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and the NGP management fee funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$29,419	$22,848	$29,305	$22,172
Inflows, including Commitments (1)	755	340	998	1,177
Outflows, including Distributions (2)	(1,432)	(3,514)	(1,483)	(3,779)
Foreign Exchange and other (3)	(57)	(146)	(135)	(42)

Balance, End of Period	$28,685	$19,528	$28,685	$19,528

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.7 billion at June 30, 2013, a decrease of $0.7 billion, or approximately 2%, compared to $29.4 billion at March 31, 2013. This decrease was driven by outflows of $1.4 billion, primarily a result of distributions from our fully invested real estate funds, Legacy and NGP Energy funds and related co-investments, as well as foreign exchange losses of $0.1 billion. This decrease is offset by inflows of $0.8 billion, primarily related to investment activity in our real estate funds outside of the investment period. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $28.7 billion at June 30, 2013, a decrease of $0.6 billion compared to $29.3 billion at December 31, 2012. Outflows of $1.5 billion were primarily related to distributions from our fully invested real estate funds, Legacy and NGP Energy funds and related co-investments. Offsetting this decrease were inflows of $1.0 billion, principally a result of investment activity in our real estate funds outside of the investment period.

Fee-earning AUM was $28.7 billion at June 30, 2013, an increase of $9.2 billion, or approximately 48%, compared to $19.5 billion at June 30, 2012. This increase was primarily related to the acquisition of an equity interest in NGP, offset by the change in basis of our infrastructure fund (“CIP I”) and our fourth Legacy Energy fund (“Energy IV”), along with distributions from our fully invested real estate funds and related co-investments.

Fee-earning AUM was $19.5 billion at June 30, 2012, a decrease of $3.3 billion, or over 14%, compared to $22.8 billion at March 31, 2012. Outflows of $3.5 billion were principally due to the completion of the investment period of Energy IV, resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds, U.S. and Europe real estate funds and related co-investments. Inflows of $0.3 billion were primarily related to investment activity in several of our real estate funds in the U.S., Europe and Asia.

Fee-earning AUM was $19.5 billion at June 30, 2012, a decrease of $2.7 billion, or nearly 12%, compared to $22.2 billion at December 31, 2011. Outflows of $3.8 billion were principally due to the completion of the investment period of Energy IV, resulting in a change in basis from commitments to invested equity, in addition to distributions from our fully invested energy funds, U.S. and Europe real estate funds and related co-investments. Inflows of $1.2 billion were primarily related to investment activity across our real estate platform.

Total AUM as of and for the Three and Six Months Ended June 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$9,521	$30,819	$40,340	$9,944	$30,250	$40,194
Commitments (1)	296	—	296	715	—	715
Capital Called, net (2)	(827)	767	(60)	(1,756)	1,641	(115)
Distributions (3)	191	(1,160)	(969)	294	(2,209)	(1,915)
Market Appreciation/(Depreciation) (4)	—	224	224	—	1,065	1,065
Foreign Exchange and other (5)	8	(70)	(62)	(8)	(167)	(175)

Balance, End of Period	$9,189	$30,580	$39,769	$9,189	$30,580	$39,769

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $39.8 billion at June 30, 2013, a decrease of $0.6 billion, or approximately 1%, compared to $40.3 billion at March 31, 2013. This decrease was driven by distributions of $0.9 billion, offset by $0.3 billion of new commitments to Infrastructure-related co-investments and $0.2 billion of market appreciation.

Total AUM was $39.8 billion at June 30, 2013, a decrease of $0.4 billion, or approximately 1%, compared to $40.2 billion at December 31, 2012. This decrease was driven by $1.9 billion of distributions from our real estate funds and Legacy Energy funds, and $0.2 billion of foreign exchange loss. This was offset by $1.1 billion of market appreciation and $0.7 billion of new commitments.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2013, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			as of June 30, 2013						as of June 30, 2013
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)		Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)		Gross IRR (7)
			(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,379.9	2.6	x	44%	30%	$522.5	$1,379.9	2.6	x	44%
CRP IV	12/2004	$950.0	$1,186.2	$1,207.1	1.0	x	0%	-3%	$441.9	$467.7	1.1	x	10%
CRP V	11/2006	$3,000.0	$3,235.3	$4,464.4	1.4	x	10%	7%	$2,078.2	$2,966.1	1.4	x	13%
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4	x	13%	7%	€441.2	€753.4	1.7	x	19%
CEREP II	4/2005	€762.7	€826.9	€115.9	0.1	x	n/a	n/a	€416.6	€125.8	0.3	x	n/a
CEREP III	5/2007	€2,229.5	€1,821.0	€1,870.1	1.0	x	1%	-4%	€63.3	€30.9	0.5	x	-20%
Energy II	7/2002	$1,100.0	$1,334.8	$3,637.3	2.7	x	81%	54%	$827.4	$3,377.8	4.1	x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$6,783.2	1.9	x	15%	11%	$1,545.4	$4,450.9	2.9	x	28%
Energy IV	12/2007	$5,979.1	$5,197.6	$8,203.8	1.6	x	21%	14%	$1,710.6	$3,528.2	2.1	x	31%
All Other Funds (9)	Various		$2,289.6	$2,287.5	1.0	x	0%	-6%	$1,484.1	$1,702.9	1.1	x	8%
Coinvestments and Other (10)	Various		$4,257.3	$7,034.0	1.7	x	20%	15%	$1,729.2	$3,851.2	2.2	x	29%

Total Fully Invested Funds			$25,699.4	$38,544.5	1.5	x	16%	9%	$11,537.2	$22,908.3	2.0	x	27%

Funds in the Investment Period (6)
CRP VI	9/2010	$2,340.0	$932.7	$1,246.7	1.3	x	33%	16%
CIP	9/2006	$1,143.7	$855.5	$873.8	1.0	x	1%	-4%
Renew II	3/2008	$3,417.5	$2,718.9	$3,570.8	1.3	x	12%	7%
All Other Funds (11)	Various		$204.3	$254.3	1.2	x	29%	21%

Total Funds in the Investment Period			$4,711.4	$5,945.6	1.3	x	11%	6%	$839.7	$904.3	1.1	x	3%

TOTAL REAL ASSETS (12)			$30,410.9	$44,490.1	1.5	x	15%	9%	$12,376.8	$23,812.5	1.9	x	27%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, ENERGY I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following fund: CRCP I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Solutions

Our Global Solutions segment results reflect only our 60% interest in AlpInvest’s operations whereas our consolidated financial statements reflect 100% of AlpInvest’s operations and a non-controlling interest of 40%. On August 1, 2013, we acquired the remaining 40% equity interest in AlpInvest for common units and cash; see “—Recent Transactions” for additional information. Prospectively from August 1, 2013, our Global Solutions segment results will reflect our 100% interest in AlpInvest’s operations.

The following table presents our results of operations for our Global Solutions segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$20.9	$17.4	$39.4	$33.7
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—

Total fund level fee revenues	20.9	17.4	39.4	33.7
Performance fees
Realized	2.7	1.4	4.2	4.6
Unrealized	21.3	10.6	42.6	23.9

Total performance fees	24.0	12.0	46.8	28.5
Investment income
Realized	—	—	—	—
Unrealized	0.1	—	—	—

Total investment income	0.1	—	—	—
Interest and other income	0.2	0.1	0.2	0.3

Total revenues	45.2	29.5	86.4	62.5

Segment Expenses
Compensation and benefits
Direct base compensation	7.9	8.9	17.3	16.9
Indirect base compensation	1.3	2.0	2.6	3.0
Equity-based compensation	0.1	—	0.2	—
Performance fee related
Realized	1.4	1.3	2.4	4.1
Unrealized	16.1	9.4	32.2	19.4

Total compensation and benefits	26.8	21.6	54.7	43.4
General, administrative, and other indirect expenses	4.4	2.9	7.8	4.5
Depreciation and amortization expense	0.5	0.4	1.0	0.6
Interest expense	0.6	0.6	1.1	0.9

Total expenses	32.3	25.5	64.6	49.4

Economic Net Income	$12.9	$4.0	$21.8	$13.1

(-) Net Performance Fees	6.5	1.3	12.2	5.0
(-) Investment Income	0.1	—	—	—

(=) Fee Related Earnings	$6.3	$2.7	$9.6	$8.1

(+) Realized Net Performance Fees	1.3	0.1	1.8	0.5
(+) Realized Investment Income	—	—	—	—
(+) Equity-based Compensation	0.1	—	0.2	—

(=) Distributable Earnings	$7.7	$2.8	$11.6	$8.6

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total fee revenues were $20.9 million and $17.4 million for the three months ended June 30, 2013 and 2012, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. The increase in management fees was due primarily to an increase in Fee-earning AUM. Also, co-investments represent a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for co-investments generally is higher than the management fee rates for fund investments and secondary investments.

Total compensation and benefits were $26.8 million and $21.6 million for the three months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $17.5 million and $10.7 million, or 73% and 89% of performance fees for the three months ended June 30, 2013 and 2012, respectively. The decrease in performance fee compensation as a percentage of performance fees is due primarily to incremental allocations of carried interest to Carlyle under our existing arrangements with the historical owners and management team of AlpInvest.

Direct and indirect base compensation expense was $9.2 million and $10.9 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in base compensation expense of $1.7 million was due primarily to adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $0.1 million and $0 for the three months ended June 30, 2013 and 2012, respectively.

General, administrative and other indirect expenses were $4.4 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively. Such expenses are comprised primarily of professional fees and rent.

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.

Interest expense was $0.6 million for the three months ended June 30, 2013 and 2012.

Economic Net Income. Economic net income was $12.9 million and $4.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase in ENI of $8.9 million was due primarily to increases in net performance fees of $5.2 million and fee related earnings of $3.6 million.

Fee Related Earnings. Fee related earnings were $6.3 million for the three months ended June 30, 2013, as compared to $2.7 million for the three months ended June 30, 2012, representing an increase of $3.6 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $3.5 million.

Performance Fees. Performance fees were $24.0 million and $12.0 million for the three months ended June 30, 2013 and 2012, respectively. Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings increased $4.9 million for the three months ended June 30, 2013 to $7.7 million from $2.8 million for the same period in 2012. This increase primarily reflects an increase in fee related earnings of $3.6 million and an increase in net realized performance fees of $1.2 million.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total fee revenues were $39.4 million and $33.7 million for the six months ended June 30, 2013 and 2012, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. The increase in management fees was due primarily to an increase in Fee-earning AUM. Also, co-investments represent a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for co-investments generally is higher than the management fee rates for fund investments and secondary investments.

Total compensation and benefits were $54.7 million and $43.4 million for the six months ended June 30, 2013 and 2012, respectively. Performance fee related compensation expense was $34.6 million and $23.5 million, or 74% and 82% of performance fees for the six months ended June 30, 2013 and 2012, respectively. The decrease in performance fee compensation as a percentage of performance fees is due primarily to incremental allocations of carried interest to Carlyle under our existing arrangements with the historical owners and management team of AlpInvest.

Direct and indirect base compensation expense was $19.9 million for both the six months ended June 30, 2013 and 2012. Base compensation expense increased in 2013 as compared to 2012 due to increases in headcount and higher pension costs; however, that increase was offset by adjustments to reflect lower expected annual bonuses.

Equity-based compensation expense was $0.2 million and $0 for the six months ended June 30, 2013 and 2012, respectively.

General, administrative and other indirect expenses were $7.8 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively. Such expenses are comprised primarily of professional fees and rent.

Depreciation and amortization expense was $1.0 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

Interest expense was $1.1 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

Economic Net Income. Economic net income was $21.8 million and $13.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase in ENI of $8.7 million was due to increases in net performance fees of $7.2 million and fee related earnings of $1.5 million.

Fee Related Earnings. Fee related earnings were $9.6 million for the six months ended June 30, 2013, as compared to $8.1 million for the six months ended June 30, 2012, representing an increase of $1.5 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $5.7 million, partially offset by an increase in general, administrative and other indirect expenses of $3.3 million.

Performance Fees. Performance fees were $46.8 million and $28.5 million for the six months ended June 30, 2013 and 2012, respectively. Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings increased $3.0 million for the six months ended June 30, 2013 to $11.6 million from $8.6 million for the same period in 2012. This increase primarily reflects an increase in fee related earnings of $1.5 million and an increase in net realized performance fees of $1.3 million.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2013.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2013	2012
	(Dollars in millions)
Global Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,590	$6,156
Fee-earning AUM based on lower of cost or fair value	22,185	21,420

Balance, End of Period	$31,775	$27,576

(1)	For additional information concerning the components of Fee-earning AUM, please see “-Fee-earning Assets under Management.”

The table below breaks out fee-earning AUM by its respective components during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Global Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,854	$29,514	$28,942	$27,671
Inflows, including Commitments (1)	3,677	679	4,921	3,198
Outflows, including Distributions (2)	(1,391)	(1,607)	(2,130)	(3,617)
Market Appreciation/(Depreciation) (3)	131	248	387	679
Foreign Exchange and other (4)	504	(1,258)	(345)	(355)

Balance, End of Period	$31,775	$27,576	$31,775	$27,576

(1)	Inflows represent capital raised and capital invested by fund of funds vehicles outside the investment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the investment period and changes in basis for fund of funds vehicles where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.8 billion at June 30, 2013, an increase of $2.9 billion, or more than 10%, compared to $28.9 billion at March 31, 2013. This increase is driven by inflows of $3.7 billion and foreign exchange gain of $0.4 billion, offset by outflows of $1.4 billion. Distributions from funds still in the commitment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. However, all funds still in their commitment period charge management fees on commitments, which are not impacted by fair value movements.

Fee-earning AUM was $31.8 billion at June 30, 2013, an increase of $2.9 billion, or over 10%, compared to $28.9 billion at December 31, 2012. This increase was driven by inflows of $4.9 billion and market appreciation of $0.5 billion, offset by outflows of $2.1 billion and foreign exchange loss of $0.4 billion. Changes in fair value have an impact on Fee-earning AUM for Global Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $27.6 billion at June 30, 2012, a decrease of $1.9 billion, or approximately 7%, compared to $29.5 billion at March 31, 2012. Outflows of $1.6 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment period, as well as distributions from several funds outside of their commitment period. In addition, the segment experienced a $1.3 billion decrease resulting from the translation of the euro-denominated funds into U.S. Dollars as of the end of the period. This decrease was offset by inflows of $0.7 billion for capital invested by fully committed funds. Changes in fair value of $0.2 billion have an impact on fee-earning AUM for Global Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $27.6 billion at June 30, 2012, a decrease of $0.1 billion, or less than 1%, compared to $27.7 billion at December 31, 2011. Outflows of $3.6 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment period, as well as distributions from several funds outside of their commitment period. Changes in fair value of $0.7 billion have an impact on fee-earning AUM for Fund of Funds Global Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. Inflows of $3.2 billion were primarily related to new fund investment mandates activated in the first quarter as well as capital called on the fully committed funds.

Total AUM as of and for the Three and Six Month Period Ended June 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$17,853	$29,913	$47,766	$14,528	$29,554	$44,082
Commitments (1)	333	—	333	4,538	—	4,538
Capital Called, net (2)	(523)	619	96	(1,200)	1,357	157
Distributions (3)	129	(2,023)	(1,894)	218	(3,589)	(3,371)
Market Appreciation/(Depreciation) (4)	—	1,421	1,421	—	3,028	3,028
Foreign Exchange and other (5)	139	183	322	(153)	(237)	(390)

Balance, End of Period	$17,931	$30,113	$48,044	$17,931	$30,113	$48,044

(1)	Represents capital raised by our fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for AlpInvest primary fund investments and secondary investment funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2013) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2013.
(5)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $48.0 billion at June 30, 2013, an increase of $0.2 billion, or less than 1%, compared to $47.8 billion at March 31, 2013. This increase was primarily driven by $1.4 billion of market appreciation, $0.3 of commitments and $0.3 of foreign exchange gain. This increase was offset by $1.9 billion of distributions.

Total AUM was $48.0 billion at June 30, 2013, an increase of $3.9 billion, or approximately 9%, compared to $44.1 billion at December 31, 2012. This increase was primarily driven by $4.5 billion of commitments and $3.0 billion of market appreciation. This increase was offset by $3.4 billion of distributions and $0.4 billion of foreign exchange loss.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Global Solutions business.

			TOTAL INVESTMENTS
					Inception to June 30,
			as of June 30, 2013		2013
			Cumulative
	Vintage Year	Fund Size	Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)		Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Global Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,932.3	€6,307.6	1.6	x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,424.2	€6,411.3	1.4	x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€10,181.3	€12,649.1	1.2	x	7%	6%
Main Fund IV - Fund Investments	2009	€4,880.0	€1,631.3	€1,718.5	1.1	x	4%	3%
Main Fund I - Secondary Investments	2002	€519.4	€459.2	€865.3	1.9	x	55%	51%
Main Fund II - Secondary Investments	2003	€998.4	€930.0	€1,654.6	1.8	x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,092.0	€2,811.7	1.3	x	10%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,642.0	€2,200.4	1.3	x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€867.8	€2,330.9	2.7	x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,469.0	€3,077.4	1.2	x	5%	4%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,244.0	€1,723.9	1.4	x	19%	17%
Main Fund II - Mezzanine Investments	2004	€700.0	€706.6	€951.5	1.3	x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,408.8	€1,797.7	1.3	x	10%	8%
All Other Funds (9)	Various		€1,344.2	€1,951.2	1.5	x	18%	14%

Total Fully Committed Funds			€33,332.6	€46,451.1	1.4	x	11%	11%

Funds in the Commitment Period
Main Fund V - Fund Investments	2012	€4,830.4	€67.8	€59.0	0.9	x	-47%	-63%
Main Fund V - Secondary Investments	2011	€2,665.3	€615.1	€814.6	1.3	x	46%	42%
Main Fund V - Co-Investments	2012	€1,228.0	€320.2	€344.4	1.1	x	20%	17%
All Other Funds (9)	Various		€129.0	€149.4	1.2	x	34%	22%

Total Funds in the Commitment Period			€1,132.0	€1,367.3	1.2	x	38%	32%

TOTAL GLOBAL SOLUTIONS			€34,464.7	€47,818.5	1.4	x	12%	11%

TOTAL GLOBAL SOLUTIONS (USD) (10)			$44,823.4	$62,190.7	1.4	x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of June 30, 2013, these excluded investments represent $0.7 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)

Statements of Cash Flows Data
Net cash provided by operating activities	$1,376.5	$908.0
Net cash used in investing activities	(19.2)	(64.4)
Net cash used in financing activities	(1,331.1)	(892.0)
Effect of foreign exchange rate change	(20.4)	(11.7)

Net change in cash and cash equivalents	$5.8	$(60.1)

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash flows from operating activities prior to our initial public offering in May 2012 do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts are included as a use of cash for distributions in financing activities. Subsequent to our initial public offering, we record cash compensation expense related to senior Carlyle professionals, which has the effect of reducing cash provided by operating activities and cash used in financing activities as compared to the periods prior to the initial public offering. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the six months ended June 30, 2013, proceeds were $198.4 million while purchases were $122.4 million. In the six months ended June 30, 2012, investment proceeds were $149.8 million as compared to purchases of $30.4 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the six months ended June 30, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $6,211.8 million, while purchases of investments by the Consolidated Funds were $6,404.2 million. For the six months ended June 30, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $4,309.5 million, while purchases of investments by the Consolidated Funds were $3,821.1 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. We acquired $41.0 million of intangible assets during the six months ended June 30, 2012, consisting of CLO management contracts.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million senior notes issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million senior notes issuance in March 2013. The proceeds from these senior notes issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. For the six months ended June 30, 2013, our repayments under our revolving credit facility were $386.3 million and our payments on our loans payable were $475.0 million. For the six months ended June 30, 2012, our net borrowings under our revolving credit facility were $310.9 million and our payments on our loans payable were $310.0 million. The net proceeds from our initial public offering in May 2012 were $615.8 million. The net payments on loans payable by our Consolidated Funds during the six months ended June 30, 2013 and 2012, respectively, were $926.6 million and $507.0 million, respectively. Contributions from non-controlling interest holders were $1,354.5 million and $1,227.8 million for the six months ended June 30, 2013 and 2012, respectively, and distributions to non-controlling interest holders were $1,888.8 million and $1,198.2 million for the six months ended June 30, 2013 and 2012, respectively; these amounts primarily relate to activity with the noncontrolling interest holders in Consolidated Funds.

Our Sources of Cash and Liquidity Needs

In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and other obligations as they arise;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	make distributions to our unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy; and

•	fund the capital investments of Carlyle in our funds.

During the three months ended June 30, 2013, we paid distributions totaling $0.16 per common unit, or approximately $7.3 million, to common unitholders in respect of the first quarter of 2013. Also, in August 2013, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unitholders of record on August 19, 2013, which is payable on August 30, 2013.

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

We intend to have Carlyle commit to fund approximately 1-2% of the capital commitments to our future carry funds. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds, our business development company, and our CLO vehicles.

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2013. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. From time to time, we may access the capital markets, including through the issuance of debt or equity securities, in order to further enhance our liquidity and capital structure. For example, during the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through June 30, 2013, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2013, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)

Corporate Private Equity	$1,432.7	$1,891.4	$3,324.1
Global Market Strategies	887.4	247.4	1,134.8
Real Assets	538.4	181.5	719.9

Total	$2,858.5	$2,320.3	$5,178.8

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

Investments as of June 30, 2013 consist of the following (dollars in millions):

Equity method investments, excluding accrued performance fees	$795.4
Trading securities and other investments	15.8

Total investments	$811.2

Less: Amounts attributable to non-controlling interests in consolidated entities	(251.6)

Less: Strategic equity method investment in NGP Management	(379.1)

Total investments attibutable to Carlyle Holdings	$180.5

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Investments attributable to Carlyle Holdings before the effect of consolidation were $261.8 million at June 30, 2013.

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

Our accrued performance fees by segment as of June 30, 2013, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)

Corporate Private Equity	$1,948.9	$10.0	$1,938.9
Global Market Strategies	167.2	1.3	165.9
Real Assets	262.1	38.3	223.8
Global Solutions	268.7	—	268.7

Total	$2,646.9	$49.6	$2,597.3

Less: Accrued performance fee-related compensation			(1,136.9)
Plus: Receivable for giveback obligations from current and former employees			23.4
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(54.5)

Net accrued performance fees attributable to Carlyle Holdings			$1,429.3

The balances above are net of amounts eliminated in the consolidation of Consolidated Funds and CLOs. Net accrued performance fees attributable to Carlyle Holdings before the effect of consolidation was $1,453.5 million at June 30, 2013.

Our Balance Sheet and Indebtedness

Total assets were $33.8 billion at June 30, 2013, an increase of $2.2 billion from December 31, 2012. The increase in total assets was primarily attributable to increases in investments of Consolidated Funds, cash and cash equivalents held at Consolidated Funds and accrued performance fees. Assets of the Consolidated Funds were approximately $28.7 billion at June 30, 2013, representing an increase of $1.9 billion from December 31, 2012.

Total liabilities were $20.0 billion at June 30, 2013, an increase of $2.0 billion from December 31, 2012. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $1.7 billion from December 31, 2012 to June 30, 2013. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2013, our total assets were $5.2 billion, including cash and cash equivalents of $572.9 million, accrued performance fees of $2,680.8 million, and investments of $892.5 million.

Loans Payable. Loans payable on our balance sheet at June 30, 2013 reflects $25.0 million outstanding under our senior secured credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior secured credit facility.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on September 30, 2016. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at June 30, 2013). On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date.

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

3.875% Senior Notes. In January 2013, Carlyle Holdings Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $500.0 million of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants that, among other things, limit Carlyle Holdings Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants that, among other things, limit Carlyle Holdings II Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

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

As of June 30, 2013, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,229.2	1.27%		8.64
Subordinated notes, Income notes and Preferred shares	1,240.8	N/A	(1)	8.00
Combination notes	15.2	N/A	(2)	8.64

Total	$15,485.2

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to U.S. Treasury securities and OATS specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of June 30, 2013 was $13,811.6 million, $1,191.8 million, and $16.4 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $13.0 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under this liquidity facility as of June 30, 2013.

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

Certain of our real estate funds have entered into lines of credits secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment. Due to the relatively large number of investments made by these funds, the lines of credit are primarily employed to reduce the overall number of capital calls or for working capital needs. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments. The degree of leverage employed varies among portfolio companies.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2013 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2013 to December 31, 2013	2014-2015	2016-2017	Thereafter	Total
	(Dollars in millions)

Loans payable and senior notes(a)	$—	$—	$25.0	$900.0	$925.0
Interest payable(b)	22.9	90.2	85.0	666.6	864.7
Contingent cash consideration(c)	95.2	191.5	53.2	382.7	722.6
Operating lease obligations(d)	23.6	88.7	63.1	102.9	278.3
Capital commitments to Carlyle funds(e)	2,320.3	7.5	—	—	2,327.8
Tax receivable agreement payments(f)	0.9	2.9	3.0	29.7	36.5
Loans payable of Consolidated Funds (g)	1.0	508.3	269.0	14,706.9	15,485.2
Interest on loans payable of Consolidated Funds(h)	91.3	350.2	338.7	840.7	1,620.9
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,212.2	—	—	—	1,212.2
Redemptions payable of Consolidated Funds(j)	80.3	—	—	—	80.3

Consolidated contractual obligations	3,847.7	1,239.3	837.0	17,629.5	23,553.5
Loans payable of Consolidated Funds(g)	(1.0)	(508.3)	(269.0)	(14,706.9)	(15,485.2)
Interest on loans payable of Consolidated Funds(h)	(91.3)	(350.2)	(338.7)	(840.7)	(1,620.9)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,212.2)	—	—	—	(1,212.2)
Redemptions payable of Consolidated Funds(j)	(80.3)	—	—	—	(80.3)

Carlyle Operating Entities contractual obligations	$2,462.9	$380.8	$229.3	$2,081.9	$5,154.9

(a) –	The table above assumes that no prepayments are made on the term loan or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date.

(b) –	The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $400.0 million of senior notes and approximately 2.33% on $25.0 million of term loan. Interest payments assume that no prepayments are made and loans are held until maturity.
(c) –	These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $81.3 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, this amount has been included in the less than one year category. Excluded from this table are two options we have to purchase additional investments in NGP.
(d) –	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2013 through 2021. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e) –	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.3 billion of unfunded commitments, approximately $2.1 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management.
(f) –	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(g) –	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles.
(h) –	These obligations represent interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2013, at spreads to market rates pursuant to the debt agreements, and range from 0.33% to 12.65%.
(i) –	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(j) –	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $18.4 million at June 30, 2013 as we are unable to estimate when such amounts may be paid.

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

	As of June 30, 2013
	Hedge Fund Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)

Performance-based contingent cash consideration	$363.1	$183.0	$546.1	$172.2
Employment-based contingent cash consideration	302.4	45.0	347.4	118.0
Options to acquire additional investments in NGP	—	97.2	97.2	—

Total	$665.5	$325.2	$990.7	$290.2

(1) –	On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

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

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.1 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At June 30, 2013, approximately $9.9 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

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

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of June 30, 2013.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $49.6 million at June 30, 2013 is shown as accrued giveback obligations on the condensed consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2013. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $23.4 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of June 30, 2013 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

During the six months ended June 30, 2013, we repaid $14.0 million of giveback obligations to certain funds. This amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation.

If, as of June 30, 2013, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U.S. District Court for the District of Massachusetts has not set a schedule for class certification proceedings.

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

Second, in November 2009, another CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance ( National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. Carlyle successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. Defendants are now preparing a defense to the amended claim, which will be filed in several months’ time (on a date yet to be determined). After the defense is filed, the court is expected to set a schedule for the remainder of the case. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and that appeal will now proceed.

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

A real estate portfolio company investment in one of the Partnership’s Consolidated Funds is likely to require additional capital to continue operations. In an effort to prevent negative market impact, the Partnership and/or Carlyle senior professionals may elect to make additional investments into the portfolio company if other capital sources are not available. At this time, the amount and timing of additional investment is uncertain but potentially could be $50.0 million or more. In the event such additional investments are made, there is no assurance that such capital will be recovered.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2012 through June 30, 2013 is as follows:

	Units as of December 31, 2012	Units Issued	Units Forfeited	Units as of June 30, 2013
Carlyle Holdings partnership units held by the Partnership	43,244,180	2,865,706	—	46,109,886
Carlyle Holdings partnership units not held by the Partnership	262,873,250	—	—	262,873,250

Total Carlyle Holdings partnership units	306,117,430	2,865,706	—	308,983,136

The Carlyle Holdings partnership units issued during the three months ended June 30, 2013 were issued in conjunction with the vesting of the Partnership’s deferred restricted common units during the three months ended June 30, 2013.

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

There was no material change in our market risks during the three months ended June 30, 2013. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date. The description of Amendment No. 1 is qualified in its entirety by reference to the terms of such amendment, which is attached hereto as Exhibit No. 10.24.1.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 12, 2013	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

10.24.1*	Amendment No. 1, dated as of August 9, 2013, to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents.

31.1*	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3*	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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