Form 10-Q
period 2013-09-30
Carlyle Group L.P.
filed 2013-11-12
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of the Registrant’s common units representing limited partner interests outstanding as of November 8, 2013 was 49,286,225.

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

(d) the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic and other hedge funds;

(e) the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies; and

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

(c) the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic and other hedge funds; and

(d) the gross assets (including assets acquired with leverage) of our business development companies.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$855.7	$567.1
Cash and cash equivalents held at Consolidated Funds	1,494.9	1,646.6
Restricted cash	79.6	34.5
Restricted cash and securities of Consolidated Funds	25.7	36.3
Accrued performance fees	2,877.7	2,192.5
Investments	794.0	881.2
Investments of Consolidated Funds	26,118.0	24,815.7
Due from affiliates and other receivables, net	176.1	190.7
Due from affiliates and other receivables of Consolidated Funds, net	493.6	331.8
Receivables and inventory of a consolidated real estate VIE	191.4	—
Fixed assets, net	63.3	63.6
Deposits and other	43.3	48.4
Other assets of a consolidated real estate VIE	42.7	—
Intangible assets, net	580.3	691.1
Deferred tax assets	69.0	67.1

Total assets	$33,905.3	$31,566.6

Liabilities and partners’ capital
Loans payable	$25.0	$886.3
3.875% senior notes due 2023	499.8	—
5.625% senior notes due 2043	398.4	—
Loans payable of Consolidated Funds	15,070.6	13,656.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $335.1)	123.8	—
Accounts payable, accrued expenses and other liabilities	236.5	215.0
Accrued compensation and benefits	1,797.8	1,318.2
Due to affiliates	403.2	332.1
Deferred revenue	196.9	59.4
Deferred tax liabilities	92.6	61.1
Other liabilities of Consolidated Funds	1,144.6	1,385.8
Other liabilities of a consolidated real estate VIE	110.3	—
Accrued giveback obligations	48.7	69.2

Total liabilities	20,148.2	17,983.8
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	4,199.1	2,887.4
Partners’ capital (common units, 49,209,545 and 43,244,180 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	278.3	235.1
Accumulated other comprehensive loss	(11.5)	(4.8)
Partners’ capital appropriated for Consolidated Funds	451.4	838.6
Non-controlling interests in consolidated entities	7,380.1	8,264.8
Non-controlling interests in Carlyle Holdings	1,459.7	1,361.7

Total partners’ capital	9,558.0	10,695.4

Total liabilities and partners’ capital	$33,905.3	$31,566.6

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Fund management fees	$257.9	$239.8	$731.5	$714.1
Performance fees
Realized	108.6	291.4	564.6	688.7
Unrealized	211.9	64.9	657.4	88.0

Total performance fees	320.5	356.3	1,222.0	776.7
Investment income
Realized	(3.1)	9.8	5.4	11.4
Unrealized	8.1	0.4	11.0	27.3

Total investment income	5.0	10.2	16.4	38.7
Interest and other income	2.7	4.5	9.2	9.9
Interest and other income of Consolidated Funds	302.0	247.7	823.3	678.4

Total revenues	888.1	858.5	2,802.4	2,217.8
Expenses
Compensation and benefits
Base compensation	204.2	177.0	556.3	433.0
Equity-based compensation	78.7	53.2	257.0	147.4
Performance fee related
Realized	45.4	121.9	232.2	188.3
Unrealized	113.5	41.5	374.5	(1.4)

Total compensation and benefits	441.8	393.6	1,420.0	767.3
General, administrative and other expenses	136.4	92.9	368.1	268.1
Interest	11.7	4.0	33.8	20.6
Interest and other expenses of Consolidated Funds	217.2	204.1	669.0	568.1
Other non-operating expense	7.6	10.3	1.9	6.9

Total expenses	814.7	704.9	2,492.8	1,631.0
Other income (losses)
Net investment gains (losses) of Consolidated Funds	(82.0)	448.9	420.1	1,707.6

Income (loss) before provision for income taxes	(8.6)	602.5	729.7	2,294.4
Provision for income taxes	17.9	5.5	59.4	27.8

Net income (loss)	(26.5)	597.0	670.3	2,266.6
Net income (loss) attributable to non-controlling interests in consolidated entities	(26.6)	485.4	441.4	1,708.2

Net income attributable to Carlyle Holdings	0.1	111.6	228.9	558.4
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(2.2)	93.0	196.1	550.1

Net income attributable to The Carlyle Group L.P.	$2.3	$18.6	$32.8	$8.3

Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.04	$0.43	$0.72	$0.20

Diluted	$0.04	$0.40	$0.65	$0.15

Weighted-average common units
Basic	47,554,246	43,235,336	45,363,194	42,097,973

Diluted	51,055,564	46,939,751	50,209,620	255,300,460

Distributions declared per common unit	$0.16	$0.11	$1.17	$0.11

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(26.5)	$597.0	$670.3	$2,266.6
Other comprehensive income (loss)
Foreign currency translation adjustments	196.8	(291.0)	114.9	(479.4)
Cash flow hedges
Unrealized gains (loss) for the period	—	(3.2)	0.2	(10.1)
Less: reclassification adjustment for loss included in interest expense	0.8	1.7	3.2	5.4
Defined benefit plans
Unrealized gains (loss) for the period	(0.4)	—	0.2	—
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.1	—	0.5	—

Other comprehensive income (loss)	197.3	(292.5)	119.0	(484.1)

Comprehensive income	170.8	304.5	789.3	1,782.5
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	(13.2)	138.9	387.2	240.1
Less: Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(168.8)	(345.5)	(757.5)	(1,499.9)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	21.3	18.4	(187.8)	27.6

Comprehensive income (loss) attributable to Carlyle Holdings	10.1	116.3	231.2	550.3
Less: Comprehensive income (loss) attributable to non-controlling interests in Carlyle Holdings	(6.4)	(97.0)	(198.0)	(543.2)

Comprehensive income (loss) attributable to The Carlyle Group L.P.	$3.7	$19.3	$33.2	$7.1

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling

Interests in Consolidated Entities

(Unaudited)

(Dollars and units in millions)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2012	43.2	$235.1	$(4.8)	$838.6	$8,264.8	$1,361.7	$10,695.4	$2,887.4
Reallocation of ownership interests in Caryle Holdings	0.2	17.5	(6.8)	—	—	(10.7)	—	—
Acquisition of non-controlling interests in consolidated entities	2.9	4.2	(0.3)	—	(33.1)	22.1	(7.1)	—
Initial consolidation of a Consolidated Fund	—	—	—	—	0.5	—	0.5	—
Equity-based compensation	—	40.4	—	—	—	218.1	258.5	—
Net delivery of vested common units	2.9	0.3	—	—	—	1.6	1.9	—
Contributions	—	—	—	—	358.9	—	358.9	1,556.0
Distributions	—	(52.0)	—	—	(1,968.5)	(331.1)	(2,351.6)	(432.1)
Net income (loss)	—	32.8	—	(389.5)	643.1	196.1	482.5	187.8
Currency translation adjustments	—	—	(0.1)	2.3	114.0	(1.3)	114.9	—
Defined benefit plans, net	—	—	—	—	0.4	0.3	0.7	—
Change in fair value of cash flow hedge instruments	—	—	0.5	—	—	2.9	3.4	—

Balance at September 30, 2013	49.2	$278.3	$(11.5)	$451.4	$7,380.1	$1,459.7	$9,558.0	$4,199.1

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$670.3	$2,266.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	131.1	74.1
Amortization of deferred financing fees	1.1	1.1
Equity-based compensation	257.0	147.4
Excess tax benefits related to equity-based compensation	(1.9)	—
Non-cash performance fees	(743.1)	(124.6)
Other non-cash amounts	8.5	7.0
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(956.4)	(2,336.1)
Realized/unrealized loss from loans payable of Consolidated Funds	581.2	713.6
Purchases of investments by Consolidated Funds	(8,993.1)	(5,212.5)
Proceeds from sale and settlements of investments by Consolidated Funds	8,916.5	6,409.4
Non-cash interest income, net	(65.8)	(57.1)
Change in cash and cash equivalents held at Consolidated Funds	2,326.7	886.9
Change in other receivables held at Consolidated Funds	(31.8)	104.4
Change in other liabilities held at Consolidated Funds	(347.8)	(975.9)
Investment income	(6.3)	(48.4)
Purchases of investments	(75.0)	(41.1)
Proceeds from the sale of investments	211.7	162.6
Purchases of trading securities	(37.2)	(15.1)
Proceeds from sale of trading securities	19.7	15.7
Changes in deferred taxes	28.3	(3.5)
Change in due from affiliates and other receivables	(30.0)	(14.0)
Change in deposits and other	5.0	10.8
Change in accounts payable, accrued expenses and other liabilities	26.5	3.7
Change in accrued compensation and benefits	477.7	(6.3)
Change in due to affiliates	46.6	(13.1)
Change in deferred revenue	137.1	96.7

Net cash provided by operating activities	2,556.6	2,052.3
Cash flows from investing activities
Change in restricted cash	(45.2)	(3.6)
Purchases of fixed assets, net	(18.8)	(26.0)
Purchases of intangible assets	—	(41.0)

Net cash used in investing activities	(64.0)	(70.6)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities
Borrowings under credit facility	$—	$433.7
Repayments under credit facility	(386.3)	(744.6)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—
Payments on loans payable	(475.0)	(310.0)
Net payment on loans payable of Consolidated Funds	(1,462.7)	(1,071.8)
Payments of contingent consideration	(23.6)	—
Distributions to common unitholders	(52.0)	(4.8)
Net proceeds from issuance of common units in initial public offering	—	615.8
Excess tax benefits related to equity-based compensation	1.9	—
Contributions from predecessor owners	—	9.3
Distributions to predecessor owners	—	(452.3)
Contributions from non-controlling interest holders	1,909.5	1,579.4
Distributions to non-controlling interest holders	(2,728.5)	(1,757.7)
Acquisition of non-controlling interests in consolidated entities	(7.1)	—
Change in due to/from affiliates financing activities	43.0	0.3
Change in due to/from affiliates and other receivables of Consolidated Funds	65.9	(22.2)

Net cash used in financing activities	(2,225.5)	(1,724.9)
Effect of foreign exchange rate changes	21.5	2.8

Increase in cash and cash equivalents	288.6	259.6
Cash and cash equivalents, beginning of period	567.1	509.6

Cash and cash equivalents, end of period	$855.7	$769.2

Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carylyle Holdings	$10.7	$—

Increase to partners’ capital from acquisition of non-controlling interests in consolidated entities	$3.9	$—

Net assets related to consolidation of the CLOs	$—	$357.3

Non-cash distributions to predecessor owners	$—	$402.5

Non-cash contributions from non-controlling interest holders	$5.4	$126.1

Non-cash distributions to non-controlling interest holders	$3.2	$56.3

Reorganization:
Transfer of partners’ capital to non-controlling interests in consolidated entities	$—	$120.3

Deferred taxes from transfer of ownership interests	$—	$9.4

Exchange of CalPERS equity interests:
Deferred tax asset	$—	$21.8

Tax receivable agreement liability	$—	$18.3

Total partners’ capital	$—	$3.5

See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

The Carlyle Group L.P., together with its consolidated subsidiaries (the “Partnership” or “Carlyle”), is one of the world’s largest global alternative asset management firms that originates, structures and acts as lead equity investor in management-led buyouts, strategic minority equity investments, equity private placements, consolidations and buildups, growth capital financings, real estate opportunities, bank loans, high-yield debt, distressed assets, mezzanine debt and other investment opportunities. The Partnership is a Delaware limited partnership formed on July 18, 2011. The Partnership is managed and operated by its general partner, Carlyle Group Management L.L.C., which is in turn wholly-owned and controlled by Carlyle’s founders and other senior Carlyle professionals.

Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions (see Note 18).

Basis of Presentation

The accompanying financial statements include (1) subsequent to the reorganization as described below, the accounts of the Partnership and (2) prior to the reorganization, the combined accounts of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively, “Carlyle Group”), which were engaged in the above businesses under common ownership and control by Carlyle’s individual partners (“senior Carlyle professionals”), the California Employees Public Retirement System (“CalPERS”) and Mubadala Development Company (“Mubadala”). In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company (see Note 17) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to the Partnership. The majority economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds and redeemable non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These statements, including the notes, have not been audited, exclude some of the disclosures required for annual financial statements and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Reorganization and Initial Public Offering

In May 2012, a series of reorganization transactions were executed to facilitate the acquisition by the Partnership of an indirect equity interest in Carlyle Group. As part of these reorganization transactions, the senior Carlyle professionals (excluding retired senior Carlyle professionals), CalPERS and Mubadala contributed all of their interests in TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. (the “Former Parent Entities”) and senior Carlyle professionals and other individuals engaged in Carlyle’s business contributed a portion of the equity interests they owned in the general partners of Carlyle’s existing carry funds, to Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively, “Carlyle Holdings”) in exchange for Carlyle Holdings partnership units.

After the completion of the reorganization transactions, Carlyle Group is a consolidated subsidiary of Carlyle Holdings. Carlyle Group is considered the predecessor of the Partnership for accounting purposes, and accordingly, Carlyle Group’s combined and consolidated financial statements are the Partnership’s historical financial statements. The historical combined and consolidated financial statements of Carlyle Group are reflected herein based on the historical ownership interests of the senior Carlyle professionals, CalPERS and Mubadala in Carlyle Group.

In May 2012, the Partnership completed an initial public offering of 30,500,000 common units on the NASDAQ Global Select Market under the symbol “CG”. The net proceeds to the Partnership from the initial public offering were approximately $615.8 million, after deducting underwriting discounts and offering expenses. The Partnership used all of the proceeds to purchase an equivalent number of newly issued Carlyle Holdings partnership units from Carlyle Holdings. As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s financial statements.

For additional information on the reorganization and initial public offering, see Note 1 to the consolidated financial statements included in the Partnership’s 2012 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying condensed consolidated financial statements consolidate: (1) Carlyle-affiliated funds and co-investment entities, for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and (2) variable interest entities (“VIE“s), including certain CLOs and a real estate development company, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.

For entities that are determined to be VIEs, the Partnership consolidates those entities where it is deemed to be the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation rules require an analysis to (x) determine whether an entity in which the Partnership holds a variable interest is a VIE and (y) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. In evaluating whether the Partnership is the primary beneficiary, the Partnership evaluates its economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2013, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $24.1 billion and $16.4 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of September 30, 2013, the Partnership held $67.3 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to these unconsolidated entities. The assets recognized in the Partnership’s condensed consolidated balance sheets related to the Partnership’s interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Investments	$375.3	$398.2
Receivables	95.9	43.5

Maximum Exposure to Loss	$471.2	$441.7

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 3.0% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of average daily gross assets, excluding cash and cash equivalents. Management fees for the CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $10.9 million and $11.8 million for the three months ended September 30, 2013 and 2012, respectively, and $38.4 million and $33.2 million for the nine months ended September 30, 2013 and 2012, respectively, net of any offsets as defined in the respective partnership agreements.

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

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2013 and December 31, 2012, the Partnership has recognized $48.7 million and $69.2 million, respectively, for giveback obligations.

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

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $0.4 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.5 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $225.4 million and $208.4 million for the three months ended September 30, 2013 and 2012, respectively, and $677.7 million and $578.3 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

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

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of September 30, 2013 and December 31, 2012, the Partnership had recorded a liability of $1.3 billion and $0.9 billion, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Non-controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third party investors. These interests are adjusted for general partner allocations and by subscriptions and redemptions in hedge funds which occur during the reporting period. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Transaction costs incurred in connection with such changes in ownership of a subsidiary are recorded as a direct charge to partners’ capital.

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

Non-controlling interests in Carlyle Holdings relate to the ownership interests of the other limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly-owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership consolidates Carlyle Holdings into its consolidated financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s consolidated financial statements. Any change to the Partnership’s ownership interest in Carlyle Holdings while it retains the controlling financial interest in Carlyle Holdings is accounted for as a transaction within partners’ capital as a reallocation of ownership interests in Carlyle Holdings.

Earnings Per Common Unit

The Partnership computes earnings per common unit in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Basic earnings per common unit is calculated by dividing net income (loss) attributable to the common units of the Partnership by the weighted-average number of common units outstanding for the period. Diluted earnings per common unit reflects the assumed conversion of all dilutive securities. Net income (loss) attributable to the common units excludes net income (loss) and dividends attributable to any participating securities under the two-class method of ASC 260.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $36.0 million and $59.2 million at September 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million and $13.0 million is included in restricted cash at September 30, 2013 and December 31, 2012, respectively. Also included in restricted cash at September 30, 2013 and December 31, 2012 is €4.4 million ($6.0 million and $5.8 million as of September 30, 2013 and December 31, 2012, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). Restricted cash at September 30, 2013 also includes $40.5 million of cash received on behalf of a non-consolidated Carlyle fund that was remitted to the fund in October 2013. The remaining balance in restricted cash at September 30, 2013 and December 31, 2012 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $13.4 million and $35.7 million is included in restricted cash and securities of Consolidated Funds at September 30, 2013 and December 31, 2012, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of September 30, 2013 and December 31, 2012, securities of $12.3 million and $0.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2013 and December 31, 2012 were as follows:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(1.1)	$(0.1)
Currency translation adjustments	(8.6)	(3.3)
Unrecognized losses on defined benefit plans	(1.8)	(1.4)

Total	$(11.5)	$(4.8)

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $2.1 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

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

3. Acquisitions

Acquisition of Remaining 40% Equity Interest in AlpInvest

On August 1, 2013, Carlyle Holdings, a controlled subsidiary of the Partnership, acquired the remaining 40% equity interest in AlpInvest for an aggregate of 2,887,970 newly issued common units of the Partnership and approximately €4.5 million in cash (approximately $6.0 million). Of the 2,887,970 common units issued in this transaction, 914,087 common units were issued to AlpInvest sellers who are employees of the Partnership and are subject to vesting over a period up to five years (see Note 16). The remaining 1,973,883 common units issued in the transaction are not subject to any vesting conditions.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The Partnership accounted for this transaction as an acquisition of ownership interests in a subsidiary while retaining a controlling interest in the subsidiary. Accordingly, the carrying value of the non-controlling interest was adjusted to reflect the change in the ownership interests in AlpInvest. The excess of the fair value of the consideration paid by the Partnership (excluding any elements of the transaction deemed to be compensatory) over the carrying amount of the non-controlling interest acquired was recognized directly as a reduction to partners’ capital. In connection with this transaction, the Partnership incurred approximately $1.1 million of acquisition costs, which has been included as components of the adjustment to partners’ capital. The adjustment to partners’ capital was derived as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred:
The Carlyle Group L.P. common units not subject to vesting	$55.3
Cash	6.0

61.3
Carrying value of non-controlling interest acquired	(33.1)

Excess of fair value of consideration transferred over carrying value of non-controlling interests acquired	28.2
Acquisition costs	1.1

Net decrease to partners’ capital	$29.3

Historically, the carrying value of the non-controlling interests in AlpInvest was included in non-controlling interests in consolidated entities in the Partnership’s consolidated financial statements. Additionally, the Partnership recognized a dilution in partners’ capital associated with the portion of this transaction allocable to the non-controlling interests in Carlyle Holdings. The following summarizes the adjustments within partners’ capital related to the transaction (Dollars in millions):

	Partners’ capital	Non-controlling interests in Carlyle Holdings	Non-controlling interests in consolidated entities
The Carlyle Group L.P. vested common units issued not subject to vesting	$55.3	$—	$—
Acquisition of non-controlling interests in AlpInvest	(29.3)	—	(33.1)
Dilution associated with non-controlling interests in Carlyle Holdings	(22.1)	22.1	—

Total increase (decrease)	$3.9	$22.1	$(33.1)

The fair value of the common units issued as part of this acquisition was based on the closing price of the Partnership’s common units on the closing date. This fair value measurement represents a Level I measurement as defined in the accounting guidance for fair value measurement.

As a result of the Partnership’s issuance of 2,887,970 newly issued common units, the Partnership concurrently acquired 2,140,434 additional Carlyle Holdings partnership units. The Partnership will acquire the remaining 747,536 Carlyle Holdings partnership units (corresponding to certain of the 914,087 unvested common units) at such time as the underlying common units vest.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2013:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$602.1	$17.3	$2,576.9	$3,196.3
Bonds	—	—	1,199.5	1,199.5
Loans	—	—	13,775.8	13,775.8
Partnership and LLC interests(1)	—	—	3,710.0	3,710.0
Hedge funds	—	4,233.1	—	4,233.1
Other	—	—	3.3	3.3

	602.1	4,250.4	21,265.5	26,118.0
Trading securities	—	—	7.1	7.1
Restricted securities of Consolidated Funds	3.7	—	8.6	12.3

Total	$605.8	$4,250.4	$21,281.2	$26,137.4

Liabilities
Loans payable of Consolidated Funds	$—	$—	$15,070.6	$15,070.6
Loans payable of a consolidated real estate VIE	—	—	123.8	123.8
Interest rate swaps	—	7.1	—	7.1
Derivative instruments of the CLOs	—	—	10.7	10.7
Contingent consideration(2)	—	56.1	171.5	227.6

Total	$—	$63.2	$15,376.6	$15,439.8

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion, excluding employment-based contingent consideration (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2012:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$872.8	$32.0	$2,475.1	$3,379.9
Bonds	—	—	934.2	934.2
Loans	—	—	13,290.1	13,290.1
Partnership and LLC interests(1)	—	—	4,315.5	4,315.5
Hedge funds	—	2,888.7	—	2,888.7
Other	—	—	7.3	7.3

	872.8	2,920.7	21,022.2	24,815.7
Trading securities	—	—	20.0	20.0
Restricted securities of Consolidated Funds	0.6	—	—	0.6

Total	$873.4	$2,920.7	$21,042.2	$24,836.3

Liabilities
Loans payable of Consolidated Funds	$—	$—	$13,656.7	$13,656.7
Interest rate swaps	—	10.5	—	10.5
Derivative instruments of the CLOs	—	—	15.8	15.8
Contingent consideration(2)	—	57.6	186.7	244.3

Total	$—	$68.1	$13,859.2	$13,927.3

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion, excluding employment-based contingent consideration (see Note 9).

Transfers from Level II to Level I during the nine months ended September 30, 2013 were due to the expiration of transferability restrictions on certain securities that were classified as Level II at December 31, 2012.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The fair values of the CLO loans payable and the CLO structured asset positions are determined based on both discounted cash flow analyses and third-party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third-party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Three Months Ended September 30, 2013
	Investments of Consolidated Funds						Restricted
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	securities of Consolidated Funds	Total
Balance, beginning of period	$2,617.6	$1,058.9	$13,771.2	$3,840.6	$11.5	$10.0	$—	$21,309.8
Transfers in (1)	2.9	—	—	—	—	—	8.5	11.4
Transfers out (1)	(7.7)	—	—	—	—	—	—	(7.7)
Purchases	37.0	262.7	1,779.4	31.6	21.6	—	—	2,132.3
Sales	(98.7)	(145.2)	(549.2)	(304.5)	(0.6)	(0.8)	—	(1,099.0)
Settlements	—	—	(1,338.0)	—	—	—	—	(1,338.0)
Realized and unrealized gains (losses), net	25.8	23.1	112.4	142.3	(29.2)	(2.1)	0.1	272.4

Balance, end of period	$2,576.9	$1,199.5	$13,775.8	$3,710.0	$3.3	$7.1	$8.6	$21,281.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$48.4	$(12.5)	$(69.0)	$(79.8)	$(29.8)	$(2.0)	$0.1	$(144.6)

	Financial Assets Nine Months Ended September 30, 2013
	Investments of Consolidated Funds						Restricted
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	securities of Consolidated Funds	Total
Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$—	$21,042.2
Initial consolidation of funds	—	—	—	—	10.4	—	—	10.4
Transfers in (1)	2.9	—	—	—	—	—	8.5	11.4
Transfers out (1)	(12.0)	—	—	—	—	—	—	(12.0)
Purchases	144.3	677.8	6,449.5	164.7	21.6	—	—	7,457.9
Sales	(227.4)	(471.7)	(1,909.8)	(1,143.1)	(9.6)	(14.4)	—	(3,776.0)
Settlements	—	—	(4,315.8)	—	—	—	—	(4,315.8)
Realized and unrealized gains (losses), net	194.0	59.2	261.8	372.9	(26.4)	1.5	0.1	863.1

Balance, end of period	$2,576.9	$1,199.5	$13,775.8	$3,710.0	$3.3	$7.1	$8.6	$21,281.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$214.1	$23.6	$82.6	$(305.3)	$(34.7)	$(0.9)	$0.1	$(20.5)

	Financial Assets Three Months Ended September 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$2,140.0	$891.0	$12,643.1	$4,467.1	$11.4	$35.5	$20,188.1
Initial consolidation of funds	51.7	—	—	—	—	—	51.7
Purchases	7.5	49.4	1,393.8	43.1	—	—	1,493.8
Sales	(1.7)	(170.3)	(689.7)	(282.8)	(0.1)	(15.7)	(1,160.3)
Settlements	—	—	(721.5)	—	—	—	(721.5)
Realized and unrealized gains (losses), net	375.1	40.1	210.3	(23.5)	(0.9)	1.3	602.4

Balance, end of period	$2,572.6	$810.2	$12,836.0	$4,203.9	$10.4	$21.1	$20,454.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$432.4	$26.4	$140.4	$45.5	$(1.2)	$(1.5)	$642.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Financial Assets Nine Months Ended September 30, 2012
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of funds	76.9	262.6	2,256.4	—	—	—	2,595.9
Transfers out (1)	(145.6)	—	—	—	—	—	(145.6)
Purchases	48.5	248.9	4,704.6	352.9	—	—	5,354.9
Sales	(317.7)	(311.0)	(1,974.0)	(700.9)	(2.1)	(15.7)	(3,321.4)
Settlements	—	—	(2,584.3)	—	—	—	(2,584.3)
Realized and unrealized gains (losses), net	1,041.6	52.7	280.7	353.3	(8.3)	6.2	1,726.2

Balance, end of period	$2,572.6	$810.2	$12,836.0	$4,203.9	$10.4	$21.1	$20,454.2

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$955.7	$22.7	$175.4	$252.8	$0.4	$3.4	$1,410.4

(1)	Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the quarter in which the transfer occurs.

	Financial Liabilities Three Months Ended September 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,019.8	$8.9	$172.2	$—	$15,200.9
Initial consolidation of a real estate VIE	—	—	—	123.8	123.8
Borrowings	514.2	—	—	—	514.2
Paydowns	(634.2)	—	(10.4)	—	(644.6)
Sales	—	(5.0)	—	—	(5.0)
Realized and unrealized losses, net	170.8	6.8	9.7	—	187.3

Balance, end of period	$15,070.6	$10.7	$171.5	$123.8	$15,376.6

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(61.8)	$1.9	$9.7	$—	$(50.2)

	Financial Liabilities Nine Months Ended September 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$13,656.7	$15.8	$186.7	$—	$13,859.2
Initial consolidation of a real estate VIE	—	—	—	123.8	123.8
Borrowings	2,716.7	—	—	—	2,716.7
Paydowns	(2,042.9)	—	(21.3)	—	(2,064.2)
Sales	—	(5.8)	—	—	(5.8)
Realized and unrealized losses, net	740.1	0.7	6.1	—	746.9

Balance, end of period	$15,070.6	$10.7	$171.5	$123.8	$15,376.6

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$556.4	$1.7	$6.1	$—	$564.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Financial Liabilities Three Months Ended September 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$12,565.0	$16.7	$170.6	$12,752.3
Borrowings	603.8	—	—	603.8
Paydowns	(565.0)	—	(10.2)	(575.2)
Sales	—	(0.7)	—	(0.7)
Realized and unrealized losses, net	440.5	2.1	10.5	453.1

Balance, end of period	$13,044.3	$18.1	$170.9	$13,233.3

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$323.1	$0.1	$10.5	$333.7

	Financial Liabilities Nine Months Ended September 30, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of funds	2,819.1	4.6	—	—	2,823.7
Borrowings	989.5	—	—	—	989.5
Paydowns	(1,072.3)	—	(260.0)	(11.4)	(1,343.7)
Sales	—	(1.0)	—	—	(1.0)
Realized and unrealized (gains) losses, net	618.1	14.5	(2.5)	13.1	643.2

Balance, end of period	$13,044.3	$18.1	$—	$170.9	$13,233.3

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$630.4	$(24.8)	$—	$10.3	$615.9

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2013:

(Dollars in millions)	Fair Value at September 30, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,415.4	Comparable Multiple	LTM EBITDA Multiple	5.6x - 14.6x (10.7x)
	92.8	Comparable Multiple	Price Earnings Multiple	(16.0x)
	12.3	Comparable Multiple	Book Value Multiple	(1.0x)
	23.2	Consensus Pricing	Indicative Quotes (% of Par)	(1)
	33.2	Discounted Cash Flow	Discount Rate	5% - 11% (10%)
			Exit Cap Rate	(9%)
Bonds	1,199.5	Consensus Pricing	Indicative Quotes (% of Par)	(98)
Loans	13,563.3	Consensus Pricing	Indicative Quotes (% of Par)	(96)
	212.5	Market Yield Analysis	Market Yield	5% - 17% (9%)
Partnership and LLC interests	3,710.0	NAV of Underlying Fund(1)	N/A	N/A
Other	3.3	Various	N/A	N/A

	21,265.5
Trading securities and other	5.1	Comparable Multiple	LTM EBITDA Multiple	(5.8x)
	2.0	Discounted Cash Flow	Discount Rate	(7%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	(86)

Total	$21,281.2

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,800.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	(3%)
			Default Rates	(3%)
			Recovery Rates	(62%)
			Indicative Quotes (% of Par)	(96)
Subordinated notes and preferred shares	1,254.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	(16%)
			Default Rates	(3%)
			Recovery Rates	(62%)
			Indicative Quotes (% of Par)	(65)
Combination notes	16.2	Consensus Pricing	Indicative Quotes (% of Par)	(97)
Loans payable of a consolidated real estate VIE	123.8	Discounted Cash Flow	Discount to Expected Payment	41%
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	10.7	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(5)
Contingent cash consideration(2)	171.5	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (84%)
			Discount Rate	2% - 32% (15%)

Total	$15,376.6

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2012:

(Dollars in millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,311.5	Comparable Multiple	LTM EBITDA Multiple	5.6x - 13.5x (9.7x)
	69.4	Comparable Multiple	Price Earnings Multiple	(13.5x)
	15.4	Comparable Multiple	Book Value Multiple	(1.0x)
	33.8	Consensus Pricing	Indicative Quotes (% of Par)	(10)
	45.0	Discounted Cash Flow	Discount Rate	9% - 15% (11%)
			Exit Cap Rate	6% - 8% (7%)
Bonds	934.2	Consensus Pricing	Indicative Quotes (% of Par)	(94)
Loans	12,952.9	Consensus Pricing	Indicative Quotes (% of Par)	(94)
	337.2	Market Yield Analysis	Market Yield	7% - 18% (10%)
Partnership and LLC interests	4,315.5	NAV of Underlying Fund(1)	N/A	N/A
Other	7.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(3)

	21,022.2
Trading securities and other	11.2	Dealer Pricing	Indicative Quotes (% of Par)	(83)
	6.2	Comparable Multiple	LTM EBITDA Multiple	(5.6x)
	2.6	Discounted Cash Flow	Discount Rate	(7%)

Total	$21,042.2

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$12,658.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	(4%)
			Default Rates	(3%)
			Recovery Rates	(58%)
			Indicative Quotes (% of Par)	(93)
Subordinated notes and preferred shares	996.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	(29%)
			Default Rates	(3%)
			Recovery Rates	(53%)
			Indicative Quotes (% of Par)	(42)
Combination notes	1.4	Consensus Pricing	Indicative Quotes (% of Par)	(96)
Derivative instruments of Consolidated Funds	15.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	(6)
Contingent cash consideration(2)	186.7	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	32% - 100% (79%)
			Discount Rate	2% - 35% (17%)

Total	$13,859.2

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of a consolidated real estate VIE are discount to expected payment and discount rate. A significant increase in either of these inputs in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s contingent consideration are assumed percentage of total potential contingent payments and discount rates. A significant decrease in the assumed percentage of total potential contingent payments or increase in discount rates in isolation would result in a significantly lower fair value measurement.

5. Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Corporate Private Equity	$2,172.5	$1,667.3
Global Market Strategies	113.7	69.5
Real Assets	271.9	250.1
Solutions	319.6	205.6

Total	$2,877.7	$2,192.5

Approximately 63% and 61% of accrued performance fees at September 30, 2013 and December 31, 2012, respectively, are related to Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Corporate Private Equity	$(11.7)	$(18.9)
Global Market Strategies	(1.4)	(2.1)
Real Assets	(35.6)	(48.2)

Total	$(48.7)	$(69.2)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Corporate Private Equity	$265.6	$350.8	$886.5	$597.7
Global Market Strategies	(14.8)	3.9	142.4	56.3
Real Assets	24.6	3.2	73.7	78.3
Solutions	45.1	(1.6)	119.4	44.4

Total	$320.5	$356.3	$1,222.0	$776.7

Approximately 79% and 67% ($252.3 million and $814.3 million, respectively) of performance fees for the three and nine months ended September 30, 2013, respectively, were related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P., and Carlyle Global Financial Services Partners, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Global Financial Services Partners, L.P., were $104.4 million, $143.1 million and $37.0 million, respectively, for the three months ended September 30, 2013, and were $327.4 million, $578.5 million and $55.9 million, respectively, for the nine months ended September 30, 2013.

Approximately 87% and 64% ($311.5 million and $500.5 million, respectively) of performance fees for the three and nine months ended September 30, 2012, respectively, were related to Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Asia Partners II, L.P., Carlyle Partners IV, L.P. and Carlyle Partners V, L.P. were $119.5 million, $92.5 million and $161.8 million, respectively, for the three months ended September 30, 2012, and were $131.4 million, $230.1 million and $321.2 million, respectively, for the nine months ended September 30, 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

6. Investments

Investments consist of the following:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$778.8	$855.1
Trading securities and other investments	15.2	26.1

Total investments	$794.0	$881.2

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

In consideration for these interests and options, the Partnership paid an aggregate of $384.0 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The Partnership will also pay consideration of $7.5 million upon the termination of the investment period of the NGP X fund. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units up to $15.0 million that will be issued if the performance conditions are met. Additionally, the transaction includes contingent consideration payable to BNRI of up to $183.0 million, which will be payable partly in cash and partly by a promissory note issued by the Partnership, if the performance conditions are met. The contingent consideration is payable from 2015 through 2018, depending on NGP’s achievement of certain business performance goals.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. For the three months ended September 30, 2013, the Partnership recognized $3.8 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $15.8 million less $19.6 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences. For the nine months ended September 30, 2013, the Partnership recognized $8.5 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $47.6 million less $56.1 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences.

The Partnership’s basis differences based on the underlying net assets of the entity were $214.4 million and $259.8 million as of September 30, 2013 and December 31, 2012, respectively; these differences are amortized over a period of ten years.

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated but in which the Partnership exerts significant influence. Investments are related to the following segments:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Corporate Private Equity	$209.0	$251.6
Global Market Strategies	23.8	18.0
Real Assets	546.0	585.5

Total	$778.8	$855.1

The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of September 30, 2013 and for the nine months then ended, no individual equity method investment held by the Partnership was significant based on the disclosure criteria.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Income from equity investments	$6.7	$9.6	$11.6	$35.6
Income (loss) from trading securities	(1.7)	0.5	4.8	5.1
Other investment income (loss)	—	0.1	—	(2.0)

Total	$5.0	$10.2	$16.4	$38.7

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Corporate Private Equity	$12.9	$5.7	$36.1	$27.8
Global Market Strategies	0.9	—	2.7	1.0
Real Assets	(7.1)	3.9	(27.2)	6.8

Total	$6.7	$9.6	$11.6	$35.6

Trading Securities and Other Investments

Trading securities and other investments as of September 30, 2013 and December 31, 2012 primarily consisted of $15.2 million and $26.1 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds

During the nine months ended September 30, 2013, the Partnership formed five new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of September 30, 2013, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $3.1 billion.

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Interest income from investments	$225.4	$208.4	$677.7	$578.3
Other income	76.6	39.3	145.6	100.1

Total	$302.0	$247.7	$823.3	$678.4

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(142.7)	$802.2	$1,000.0	$2,410.9
Gains (losses) from liabilities of CLOs	60.8	(354.0)	(579.6)	(706.5)
Gains (losses) on other assets of CLOs	(0.1)	0.7	(0.3)	3.2

Total	$(82.0)	$448.9	$420.1	$1,707.6

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Realized gains (losses)	$(138.2)	$96.4	$556.3	$557.7
Net change in unrealized gains (losses)	(4.5)	705.8	443.7	1,853.2

Total	$(142.7)	$802.2	$1,000.0	$2,410.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

7. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Acquired contractual rights	$799.2	$797.7
Acquired trademarks	6.9	6.8
Accumulated amortization	(263.0)	(150.4)

Finite-lived intangible assets, net	543.1	654.1
Goodwill	37.2	37.0

Intangible assets, net	$580.3	$691.1

The following table summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2013. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2012	$28.0	$9.0	$37.0
Foreign currency translation	—	0.2	0.2

Balance as of September 30, 2013	$28.0	$9.2	$37.2

During the three months ended September 30, 2013, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flow. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $20.8 million to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2013.

Intangible asset amortization expense, excluding impairment losses, was $27.7 million and $19.9 million for the three months ended September 30, 2013 and 2012, respectively, and $91.1 million and $58.3 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the estimated amortization expense, excluding impairment losses, for 2013 through 2017 and thereafter (Dollars in millions):

2013	$115.0
2014	90.7
2015	87.3
2016	83.8
2017	79.4
Thereafter	177.1

$633.3

8. Borrowings

The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following:

	As of September 30, 2013		As of December 31, 2012
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Revolving Credit Facility	$—	$—	$386.3	$386.3
Term Loan Due 8/09/2018	25.0	25.0	500.0	500.0
3.875% Senior Notes Due 2/01/2023	500.0	499.8	—	—
5.625% Senior Notes Due 3/30/2043	400.0	398.4	—	—

	$925.0	$923.2	$886.3	$886.3

Senior Credit Facility

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at September 30, 2013). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014 and expensed $1.9 million of deferred financing costs in interest expense. The remaining outstanding principal amount under the term loan is payable on August 9, 2018. Total interest expense under the senior credit facility was $1.1 million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively, and $6.3 million and $16.4 million for the nine months ended September 30, 2013 and 2012, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2013 and December 31, 2012 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

3.875% Senior Notes

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million in aggregate principal amount of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $4.9 million and $13.9 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, the fair value of the notes was approximately $490.3 million based on indicative quotes and is classified as Level II within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

5.625% Senior Notes

In March 2013, an indirect finance subsidiary of the Partnership issued $400.0 million in aggregate principal amount of 5.625% senior notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 40 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $5.6 million and $11.5 million for the three and nine months ended September 30, 2013. At September 30, 2013, the fair value of the notes was approximately $373.3 million based on indicative quotes and is classified as Level II within the fair value hierarchy.

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $500.0 million at September 30, 2013 that amortizes through September 30, 2016.

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

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2013. The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of September 30, 2013 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2013 and December 31, 2012, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,290.8	$13,800.0	1.39%		8.98
Subordinated notes, Income notes and Preferred shares	1,277.0	1,254.4	N/A	(a)	8.11
Combination notes	15.2	16.2	N/A	(b)	8.38

Total	$15,583.0	$15,070.6

	As of December 31, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,662.3	$12,658.4	1.30%		8.80
Subordinated notes, Income notes and Preferred shares	914.8	996.9	N/A	(a)	8.22
Combination notes	0.7	1.4	N/A	(b)	8.81

Total	$14,577.8	$13,656.7

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2013 and December 31, 2012, the fair value of the CLO assets was $16.5 billion and $15.7 billion, respectively.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. These liquidity facility agreements in the aggregate allow for a maximum borrowing of $13.5 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility agreements as of September 30, 2013 and December 31, 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

9. Contingent Consideration

The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended September 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent cash and other consideration payable to non- Carlyle personnel
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration		Total
	(Dollars in millions)
Balance, beginning of period	$141.8	$56.9	$118.0	$30.4	$347.1
Change in carrying value	8.6	1.5	25.5	1.1	36.7
Payments	(9.6)	(2.3)	—	(0.8)	(12.7)

Balance, end of period	$140.8	$56.1	$143.5	$30.7	$371.1

	Rollforward For The Nine Months Ended September 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent cash and other consideration payable to non- Carlyle personnel
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration		Total
	(Dollars in millions)
Balance, beginning of period	$158.6	$57.6	$96.2	$28.1	$340.5
Change in carrying value	1.1	0.8	47.3	5.0	54.2
Payments	(18.9)	(2.3)	—	(2.4)	(23.6)

Balance, end of period	$140.8	$56.1	$143.5	$30.7	$371.1

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

The fair values of the performance-based contingent cash consideration were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of September 30, 2013 and December 31, 2012, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of September 30, 2013 and December 31, 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management and the amount payable if the Partnership elects to exercise its options related to NGP:

	As of September 30, 2013
	Hedge Fund Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$354.2	$183.0	$537.2	$171.5
Employment-based contingent cash consideration	389.3	45.0	434.3	143.5
Options to acquire additional investments in NGP(2)	—	97.2	97.2	—

Total maximum cash obligations	$743.5	$325.2	$1,068.7	$315.0

(1) –	On the condensed consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the $56.1 million liability that has been recognized on the condensed consolidated financial statements for performance-based contingent equity consideration.
(2) –	Refer to Note 6 for more information.

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

In October 2013, the Partnership and the sellers of Claren Road agreed to modifications to the terms of the performance-based contingent cash consideration associated with the 2010 acquisition of Claren Road as well as adjustments to separation payments made upon the sellers’ departure from Claren Road. The modifications resulted in changes to the performance conditions and measurement date to earn the performance-based contingent cash consideration and changes to the basis of calculation and length of time for the separation payments. The modifications also include a new performance-based compensatory cash payment of $25.0 million, which is payable in 2018 based on the achievement of certain performance conditions.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Accrued performance fee-related compensation	$1,259.5	$912.0
Accrued bonuses	299.6	188.5
Employment-based contingent cash consideration	143.5	96.2
Other	95.2	121.5

Total	$1,797.8	$1,318.2

11. Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2013 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,095.3
Global Market Strategies	241.0
Real Assets	385.6

$2,721.9

Of the $2.7 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.25% weighted-average rate at September 30, 2013). As of September 30, 2013 and December 31, 2012, approximately $9.4 million and $10.8 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2013 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the condensed consolidated financial statements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its Corporate Private Equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At September 30, 2013 and December 31, 2012, $13.2 million and $13.0 million, respectively, were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

In October 2013, the Partnership entered into an agreement with a financial institution to guarantee repayment on a $200.0 million credit facility entered into by one of Carlyle’s hedge funds. The credit facility expires on December 20, 2013. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee would not be significant to the Partnership’s condensed consolidated financial statements.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $48.7 million at September 30, 2013, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2013. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $24.9 million and $32.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2013 and December 31, 2012, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $311.4 million and $309.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2013 and December 31, 2012, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

In the first quarter of 2013, the Partnership repaid $14.0 million of giveback obligations to certain funds. This amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized this liability as an unrealized performance fee loss. As a result of the giveback repayment, the Partnership reclassified this amount to a realized performance fee loss for the nine months ended September 30, 2013.

If, at September 30, 2013, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2013 through 2021. These leases are accounted for as operating leases. Rent expense was approximately $12.5 million and $11.3 million for the three months ended September 30, 2013 and 2012, respectively, and $37.1 million and $35.3 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The future minimum commitments for the leases are as follows (Dollars in millions):

2013	$12.0
2014	47.1
2015	42.8
2016	34.3
2017	32.0
Thereafter	105.0

$273.2

Total minimum rentals to be received in the future under non-cancelable subleases as of September 30, 2013 were $11.9 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $33.4 million and $30.1 million as of September 30, 2013 and December 31, 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U. S. District Court for the District of Massachusetts has set a schedule for class certification proceedings, which calls for a hearing on class certification sometime after May 19, 2014.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Second, in November 2009, another CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Hearings in the case and related to the case have nevertheless taken place on several occasions since that time, most recently in September 2013. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. Defendants are now preparing a defense to the amended claim, which will be filed by December 20, 2013. After the defense is filed, the court is expected to set a schedule for the remainder of the case. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and that appeal is now proceeding.

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

CEREP I and its subsidiaries are contesting the French tax assessment while exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of September 30, 2013, CEREP I had accrued €41.8 million ($56.5 million as of September 30, 2013) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued formal notices of assessment to certain of those subsidiaries, in each case, disallowing deductions of certain capital losses claimed with respect to the reorganization of the Italian subsidiaries. CEREP I and its relevant subsidiaries recently reached a settlement with the Italian tax authorities regarding this dispute and, in connection therewith, paid approximately €16.0 million.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Balance, beginning of period	$14.0	$16.3	$13.6	$15.2
Compensation expense	0.2	1.5	3.9	4.9
Contract termination costs	(0.3)	(0.6)	—	0.1
Costs paid or settled	(3.2)	(4.4)	(6.8)	(7.4)

Balance, end of period	$10.7	$12.8	$10.7	$12.8

12. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$24.9	$32.8
Notes receivable and accrued interest from affiliates	7.2	10.0
Other receivables from unconsolidated funds and affiliates, net	144.0	147.9

Total	$176.1	$190.7

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.18% as of September 30, 2013. The accrued and charged interest to the affiliates was not significant for any period presented.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Due to Affiliates

The Partnership had the following due to affiliates balances at September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$58.2	$42.1
Due to non-consolidated affiliates	86.4	27.8
Performance-based contingent cash and equity consideration related to acquisitions	196.9	216.2
Amounts owed under the tax receivable agreement	33.8	34.9
Other	27.9	11.1

Total	$403.2	$332.1

The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units.

Other Related Party Transactions

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $2.1 million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively, and $7.9 million and $6.1 million for the nine months ended September 30, 2013 and 2012, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

13. Income Taxes

The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any tax on such income is the responsibility of the unitholders and is paid at that level. The Partnership’s income tax expense was $17.9 million and $5.5 million for the three months ended September 30, 2013 and 2012, respectively, and $59.4 million and $27.8 million for the nine months ended September 30, 2013 and 2012, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2013, the Partnership’s U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2012. Foreign tax returns are generally subject to audit from 2005 to 2012. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

14. Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30,	December 31,
	2013	2012
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,058.2	$7,963.9
Non-Carlyle interests in majority-owned subsidiaries	275.5	228.1
Non-controlling interest in AlpInvest	—	28.9
Non-controlling interest in carried interest and cash held for carried interest distributions	46.4	43.9

Non-controlling interests in consolidated entities	$7,380.1	$8,264.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(0.7)	$616.5	$616.9	$1,940.5
Non-Carlyle interests in majority-owned subsidiaries	(8.5)	(0.8)	1.9	9.6
Non-controlling interest in carried interest and cash held for carried interest distributions	4.4	36.5	24.3	1.9

Net income (loss) attributable to other non- controlling interests in consolidated entities	(4.8)	652.2	643.1	1,952.0
Net loss attributable to partners’ capital appropriated for CLOs	(0.5)	(148.4)	(389.5)	(216.2)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(21.3)	(18.4)	187.8	(27.6)

Non-controlling interests in income (loss) of consolidated entities	$(26.6)	$485.4	$441.4	$1,708.2

During the three months ended September 30, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. Refer to Note 3 for more information. There have been no other significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented.

15. Earnings Per Common Unit

Prior to the reorganization and the initial public offering in May 2012, Carlyle’s business was conducted through a large number of entities as to which there was no single holding entity, but which were separately owned by the senior Carlyle professionals, CalPERS and Mubadala. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the reorganization and initial public offering.

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	47,554,246	47,554,246	45,363,194	45,363,194
Unvested deferred restricted common units	—	2,569,500	—	3,914,608
Contingently issuable Carlyle Holdings Partnership units	—	931,818	—	931,818

Weighted-average common units outstanding	47,554,246	51,055,564	45,363,194	50,209,620

	Three Months Ended September 30, 2012		For the Period from May 8, 2012 Through September 30, 2012
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	43,235,336	43,235,336	42,097,973	42,097,973
Unvested deferred restricted common units	—	2,267,863	—	1,337,163
Contingently issuable Carlyle Holdings Partnership units	—	1,436,552	—	1,436,552
Weighted-average vested Carlyle Holdings Partnership units	—	—	—	205,650,944
Unvested Carlyle Holdings Partnership units	—	—	—	4,777,828

Weighted-average common units outstanding	43,235,336	46,939,751	42,097,973	255,300,460

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units for which issuance of the related common units is deferred until future periods.

On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road and Vermillion acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that September 30, 2013 and 2012 represent the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 225,057,658, 226,225,439, and 204,518,212 of vested and unvested Carlyle Holdings partnership units for the three months and nine months ended September 30, 2013, and the three months ended September 30, 2012, respectively, were anti-dilutive, and therefore have been excluded. For the period from May 8, 2012 through September 30, 2012, the 205,650,944 and 4,777,828 of vested and unvested Carlyle Holdings partnership units were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $31.1 million for the period from May 8, 2012 through September 30, 2012 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.

Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$2,300,000	$2,300,000	$32,800,000	$32,800,000
Dilution of earnings due to participating securities with distribution rights	(216,000)	(211,000)	(231,000)	(223,000)

Net income per common unit	$2,084,000	$2,089,000	$32,569,000	$32,577,000

Weighted-average common units outstanding	47,554,246	51,055,564	45,363,194	50,209,620

Net income per common unit	$0.04	$0.04	$0.72	$0.65

	Three Months Ended September 30, 2012		For the Period from May 8, 2012 Through September 30, 2012
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$18,600,000	$18,600,000	$8,300,000	$8,300,000
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	—	—	31,121,000

Total	$18,600,000	$18,600,000	$8,300,000	$39,421,000

Weighted-average common units outstanding	43,235,336	46,939,751	42,097,973	255,300,460

Net income per common unit	$0.43	$0.40	$0.20	$0.15

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Unvested Partnership Common Units

On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest (see Note 3). As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions.

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three and nine months ended September 30, 2013, the Partnership recorded $2.7 million in equity-based compensation expense associated with these awards. As of September 30, 2013, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $19.5 million, which is expected to be recognized over a weighted-average term of 2.4 years.

Unvested Carlyle Holdings Partnership Units

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the three months ended June 30, 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the nine months ended September 30, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $47.9 million of equity-based compensation expense during the nine months ended September 30, 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. For the three months and nine months ended September 30, 2013, the Partnership recorded $58.1 million and $189.6 million, respectively, in equity-based compensation expense associated with these awards. The Partnership recorded equity-based compensation expense of $39.7 million and $65.9 million for the three months ended September 30, 2012 and for the period from May 2, 2012 through September 30, 2012, respectively, related to the unvested Carlyle Holdings partnership units. The Partnership also recorded equity-based compensation expense of $59.0 million during the period from May 2, 2012 through September 30, 2012 associated with the exchange of Carlyle Holdings partnership units for equity interests in the general partners of Carlyle’s carry funds by Carlyle professionals other than senior Carlyle professionals as part of the reorganization and initial public offering in May 2012. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2013, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $893.3 million, which is expected to be recognized over a weighted-average term of 4.6 years.

Deferred Restricted Common Units

The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. For the three months and nine months ended September 30, 2013, the Partnership recorded $17.4 million and $62.0 million in equity-based compensation expense, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the three months and nine months ended September 30, 2013. Deferred restricted common unit expense creates deferred tax assets, which are realized when the units vest. The net impact of additional deferred tax asset due to deferred compensation expense less the reduction to the deferred tax asset for units that vested was a net deferred tax benefit of $0.7 million and a net deferred tax expense of $0.3 million for the three months and nine months ended September 30, 2013, respectively. The Partnership recorded compensation expense of $12.9 million and $21.6 million for the three months ended September 30, 2012 and for the period May 2, 2012 through September 30, 2012, with $0.7 million and $1.1 million of corresponding deferred tax benefits, respectively. As of September 30, 2013, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $287.4 million, which is expected to be recognized over a weighted-average term of 4.4 years.

In 2013, the Partnership has issued approximately 2.9 million common units in connection with deferred restricted common units that vested, including those that vested in 2012 with deferred delivery until 2013.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months and nine months ended September 30, 2013 and 2012.

Phantom Deferred Restricted Common Units

The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the three months and nine months ended September 30, 2013, the Partnership recorded $0.5 million and $2.7 million in equity-based compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The Partnership recorded $0.6 million and $0.9 million in equity-based

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

compensation expense associated with these awards for the three months ended September 30, 2012 and for the period May 2, 2012 through September 30, 2012, respectively. The tax benefits recognized from these awards was not material during these periods. As of September 30, 2013, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $4.1 million, which is expected to be recognized over a weighted-average term of 1.6 years.

A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2013 and a summary of changes during the nine months ended September 30, 2013, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	57,850,299	$22.12	16,707,028	$22.28	—	$—	334,614	$22.00
Granted	—	$—	2,168,165	$31.15	914,087	$26.83	2,520	$31.83
Vested	9,450,977	$22.00	2,819,365	$22.32	42,027	$27.99	106,901	$22.00
Forfeited	562,269	$22.00	652,462	$22.67	—	$—	20,533	$22.00

Balance, September 30, 2013	47,837,053	$22.14	15,403,366	$23.51	872,060	$26.78	209,700	$22.12

17. Consolidation of a Real Estate Development Company

The Partnership, indirectly through certain Carlyle real estate investment funds, has an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”, formerly Scopel Desenvolvimento Urbano S.A.), a Brazilian residential subdivision and land development company. Historically, funding for Urbplan’s business plan was provided primarily by borrowings incurred directly by Urbplan and from capital provided by certain Carlyle real estate investment funds, which in turn were funded primarily by external limited partners and by the Partnership through its ownership of the general partner of such funds.

In late 2012, it was determined that Urbplan was facing serious liquidity problems and would require additional capital infusions to continue operations. The Partnership and certain of its senior Carlyle professionals provided capital to Urbplan through one of the Carlyle investment funds in the second quarter of 2013. During the third quarter of 2013, it became evident that Urbplan’s efforts to raise additional capital from unaffiliated sources would likely not meet its requirements. The Partnership and certain senior Carlyle professionals elected to make additional investments into Urbplan. The external limited partners of the Carlyle real estate investment funds have not participated in the 2013 capital funding. From April 17, 2013, the date of the first additional investment into Urbplan, through September 30, 2013, Urbplan has received capital funding of $32.0 million, of which $6.4 million was funded by the Partnership and $25.6 million was funded by certain senior Carlyle professionals indirectly through the Partnership. As of September 30, 2013, the estimated fair value of all the investments made by the Partnership into Urbplan, aggregating $21.5 million, and all the investments made by senior Carlyle professionals, aggregating $33.2 million, was $0.

During the second quarter of 2013, the Partnership concluded that the Carlyle investment vehicle through which it funded capital into Urbplan was a VIE and that the Partnership was the primary beneficiary of the VIE; accordingly, the Partnership consolidated the investment vehicle in the second quarter of 2013. During the third quarter of 2013, the Partnership concluded that the decision to provide additional capital to Urbplan constituted a reconsideration event under ASC Topic 810, Consolidation (“ASC 810”). The Partnership concluded that Urbplan was a VIE as of September 30, 2013 because Urbplan’s equity investment at risk was not sufficient to permit it to finance its activities without additional financial support. The Partnership also concluded that it was the primary beneficiary of Urbplan since the Partnership has the power to direct the activities of Urbplan that most significantly impact its economic performance and the Partnership’s investments in Urbplan will absorb losses incurred by Urbplan. As such, the Partnership began consolidating Urbplan into its condensed consolidated financial statements as of September 30, 2013.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

Pursuant to ASC 810, the Partnership applied the accounting guidance applicable to business combinations under ASC Topic 805, Business Combinations, to record the initial consolidation of Urbplan. The Partnership recorded the assets, liabilities and non-controlling interests of Urbplan at their estimated fair value. The fair value of the non-controlling interests was $0. Due to the timing and availability of financial information from Urbplan, the Partnership consolidates the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The Partnership will disclose the effect of intervening events at Urbplan that materially affect the financial position or results of operations of the Partnership, if any.

The assets and liabilities of Urbplan are held in separate legal entities; the Partnership has not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet the liquidity requirements of the Partnership. However, if Urbplan fails to complete its construction projects, customers or other creditors in certain circumstances might seek to assert claims against the Partnership under certain consumer protection or other laws.

The estimated fair value of Urbplan’s assets and liabilities that were consolidated into the Partnership’s condensed consolidated financial statements as of September 30, 2013 were as follows (Dollars in millions):

Assets
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$108.3
Inventory costs in excess of billings and advances	83.1

191.4
Other assets of a consolidated real estate VIE:
Restricted investments	28.4
Fixed assets, net	2.2
Deferred tax assets	12.1

42.7

Total assets	$234.1

Liabilities
Loans payable of a consolidated real estate VIE, at fair value	$123.8
Other liabilities of a consolidated real estate VIE:
Accounts payable	32.4
Other liabilities	77.9

110.3

Total liabilities	$234.1

The fair value measurements above were based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of the date that the Partnership’s condensed consolidated financial statements were available to be issued, the Partnership had not received final valuations for the Urbplan assets and liabilities; therefore, the amounts shown above are based on preliminary valuations and may be adjusted in subsequent periods once final valuation information has been obtained, and such adjustments could be material.

From October 1, 2013 through the date that the Partnership’s condensed consolidated financial statements were available to be issued, the Partnership and certain senior Carlyle professionals have funded an additional $18.0 million, of which $3.6 million was funded by the Partnership and $14.4 million was funded by senior Carlyle professionals indirectly through the Partnership. Urbplan is expected to require additional funding of approximately $200 million to enable it to continue operations. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a summary of the significant classifications of assets and liabilities of Urbplan:

Customer and other receivables – This balance consists primarily of amounts owed for land development services using the completed contract method. Customer receivables accrue interest at rates ranging from 9% to 12% per year and are secured by the underlying real estate. Substantially all receivables are pledged as collateral for Urbplan’s borrowings. In determining the fair value of the receivables, the Partnership assessed the collectability of accounts receivable, considering factors such as historical collection experience, the age of accounts receivable, and any other available evidence of collectability.

Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $177.3 million of customer advances received. The estimated fair value of real estate inventory was based on a discounted cash flow model. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to management at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, the Partnership may be required to recognize additional impairment charges and write-offs related to real estate projects.

Restricted investments – This balance consists primarily of mortgage-backed securities which amortize over a period through 2026. These investments have been pledged as collateral for Urbplan’s borrowings.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 37% of the outstanding principal amounts of the loans. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (12.9% to 16.3% as of September 30, 2013); (ii) IGP-M plus a margin of 12.0% (18.3% as of September 30, 2013); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.2% to 19.7% as of September 30, 2013). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2013	$51.8
2014	52.6
2015	39.6
2016	30.0
2017	26.1
2018	22.9
Thereafter	112.1

$335.1

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2013, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. Urbplan management is also negotiating to extend $24.2 million of Urbplan’s borrowings maturing in 2013. There can be no assurances that Urbplan will be successful in its discussions.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

All of the loans payable of Urbplan are contractually non-recourse to the Partnership.

Other liabilities – This balance consists of amounts owed to landowners, commissions payable to brokers, real estate taxes, social charges and other liabilities.

As of September 30, 2013, Urbplan had outstanding commitments for land development services with an estimated $144 million of future costs to be incurred.

As of the date that the condensed consolidated financial statements were available to be issued, the Partnership was unable to obtain Urbplan’s results of operations for the three months and six months ended June 30, 2013, although the Partnership believes that Urbplan does not meet the significance thresholds under Rule 3-05 of Regulation S-X. As a result, the Partnership was unable to prepare unaudited pro forma supplemental financial information of the impact to the Partnership’s consolidated financial results for the three months and nine months ended September 30, 2013 as if the Partnership had consolidated Urbplan since January 1, 2013. The Partnership will include the unaudited pro forma supplemental financial information in its consolidated financial statements for the year ended December 31, 2013, which will be included in its Annual Report on Form 10-K, if the pro forma impact is material to the Partnership’s consolidated financial statements.

18. Segment Reporting

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

Solutions – The Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities. On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion, and for periods prior to August 1, 2013, AlpInvest. Subsequent to August 1, 2013, the Partnership owns 100% of the economic interests in AlpInvest. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Fee-related earnings (“FRE”) is a component of ENI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI to exclude performance fees, investment income from investments in Carlyle funds, and performance fee related compensation.

Distributable earnings is a component of ENI and is used to assess performance and amounts potentially available for distribution. Distributable earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI for unrealized performance fees, unrealized investment income, the corresponding unrealized performance fee compensation expense and equity-based compensation. During the second quarter of 2013, the definition of distributable earnings used by management was modified to exclude all equity-based compensation expense. All prior periods have been recast to conform to the new definition.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended September 30, 2013 and as of and for the nine months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$131.0	$65.7	$47.3	$37.2	$281.2
Portfolio advisory fees, net	4.7	0.1	0.2	—	5.0
Transaction fees, net	5.7	—	0.2	—	5.9

Total fee revenues	141.4	65.8	47.7	37.2	292.1
Performance fees
Realized	79.1	5.8	12.5	5.7	103.1
Unrealized	182.2	(13.6)	12.1	38.9	219.6

Total performance fees	261.3	(7.8)	24.6	44.6	322.7
Investment income (loss)
Realized	1.6	2.0	(4.3)	—	(0.7)
Unrealized	5.5	3.2	(10.9)	0.1	(2.1)

Total investment income (loss)	7.1	5.2	(15.2)	0.1	(2.8)
Interest and other income	1.5	0.7	0.4	—	2.6

Total revenues	411.3	63.9	57.5	81.9	614.6
Segment Expenses
Compensation and benefits
Direct base compensation	53.9	23.6	17.1	16.8	111.4
Indirect base compensation	27.6	4.6	7.9	1.1	41.2
Equity-based compensation	2.1	0.6	1.2	0.1	4.0
Performance fee related
Realized	34.6	0.8	3.8	2.6	41.8
Unrealized	79.8	3.1	11.1	29.7	123.7

Total compensation and benefits	198.0	32.7	41.1	50.3	322.1
General, administrative, and other indirect expenses	43.7	17.8	12.8	5.7	80.0
Depreciation and amortization expense	3.3	1.2	1.0	0.7	6.2
Interest expense	6.9	2.1	2.2	0.6	11.8

Total expenses	251.9	53.8	57.1	57.3	420.1
Economic Net Income	$159.4	$10.1	$0.4	$24.6	$194.5

(-) Net Performance Fees	146.9	(11.7)	9.7	12.3	157.2
(-) Investment Income (Loss)	7.1	5.2	(15.2)	0.1	(2.8)

(=) Fee-Related Earnings	$5.4	$16.6	$5.9	$12.2	$40.1

(+) Realized Net Performance Fees	44.5	5.0	8.7	3.1	61.3
(+) Realized Investment Income (Loss)	1.6	2.0	(4.3)	—	(0.7)
(+) Equity-based Compensation	2.1	0.6	1.2	0.1	4.0

(=) Distributable Earnings	$53.6	$24.2	$11.5	$15.4	$104.7

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	September 30, 2013 and the Nine Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$348.1	$205.8	$140.7	$76.6	$771.2
Portfolio advisory fees, net	13.7	0.8	0.8	—	15.3
Transaction fees, net	20.1	0.1	2.9	—	23.1

Total fund level fee revenues	381.9	206.7	144.4	76.6	809.6
Performance fees
Realized	442.8	47.8	44.1	9.9	544.6
Unrealized	421.0	73.7	28.2	81.5	604.4

Total performance fees	863.8	121.5	72.3	91.4	1,149.0
Investment income (loss)
Realized	5.1	16.1	(16.6)	—	4.6
Unrealized	10.7	(3.6)	(4.7)	0.1	2.5

Total investment income (loss)	15.8	12.5	(21.3)	0.1	7.1
Interest and other income	4.2	3.3	1.3	0.2	9.0

Total revenues	1,265.7	344.0	196.7	168.3	1,974.7
Segment Expenses
Compensation and benefits
Direct base compensation	158.9	74.2	53.2	34.1	320.4
Indirect base compensation	69.4	14.9	21.8	3.7	109.8
Equity-based compensation	5.9	1.6	3.0	0.3	10.8
Performance fee related
Realized	201.3	17.2	0.5	5.0	224.0
Unrealized	172.2	18.9	37.6	61.9	290.6

Total compensation and benefits	607.7	126.8	116.1	105.0	955.6
General, administrative, and other indirect expenses	124.3	46.8	39.7	13.5	224.3
Depreciation and amortization expense	10.2	3.5	3.3	1.7	18.7
Interest expense	18.5	5.7	6.0	1.7	31.9

Total expenses	760.7	182.8	165.1	121.9	1,230.5
Economic Net Income	$505.0	$161.2	$31.6	$46.4	$744.2

(-) Net Performance Fees	490.3	85.4	34.2	24.5	634.4
(-) Investment Income (Loss)	15.8	12.5	(21.3)	0.1	7.1

(=) Fee-Related Earnings	$(1.1)	$63.3	$18.7	$21.8	$102.7

(+) Realized Net Performance Fees	241.5	30.6	43.6	4.9	320.6
(+) Realized Investment Income (Loss)	5.1	16.1	(16.6)	—	4.6
(+) Equity-based Compensation	5.9	1.6	3.0	0.3	10.8

(=) Distributable Earnings	$251.4	$111.6	$48.7	$27.0	$438.7

Segment assets as of September 30, 2013	$3,050.2	$1,145.1	$976.8	$534.8	$5,706.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$124.8	$58.2	$34.4	$16.5	$233.9
Portfolio advisory fees, net	3.1	0.8	0.7	—	4.6
Transaction fees, net	6.2	0.3	0.7	—	7.2

Total fee revenues	134.1	59.3	35.8	16.5	245.7
Performance fees
Realized	241.4	0.9	31.9	2.2	276.4
Unrealized	72.8	5.7	(27.7)	(1.8)	49.0

Total performance fees	314.2	6.6	4.2	0.4	325.4
Investment income (loss)
Realized	(0.2)	4.6	0.2	—	4.6
Unrealized	(1.0)	0.8	4.0	—	3.8

Total investment income (loss)	(1.2)	5.4	4.2	—	8.4
Interest and other income	3.4	0.5	0.4	0.1	4.4

Total revenues	450.5	71.8	44.6	17.0	583.9
Segment Expenses
Compensation and benefits
Direct base compensation	56.2	17.4	16.1	8.2	97.9
Indirect base compensation	19.9	5.9	5.7	1.4	32.9
Equity-based compensation	0.4	—	0.2	—	0.6
Performance fee related
Realized	115.6	0.2	2.5	1.9	120.2
Unrealized	39.2	(1.8)	5.3	(2.1)	40.6

Total compensation and benefits	231.3	21.7	29.8	9.4	292.2
General, administrative, and other indirect expenses	36.0	11.7	11.4	3.2	62.3
Depreciation and amortization expense	3.5	1.1	1.1	0.5	6.2
Interest expense	2.5	1.3	0.7	0.2	4.7

Total expenses	273.3	35.8	43.0	13.3	365.4
Economic Net Income	$177.2	$36.0	$1.6	$3.7	$218.5

(-) Net Performance Fees	159.4	8.2	(3.6)	0.6	164.6
(-) Investment Income (Loss)	(1.2)	5.4	4.2	—	8.4

(=) Fee-Related Earnings	$19.0	$22.4	$1.0	$3.1	$45.5

(+) Realized Net Performance Fees	125.8	0.7	29.4	0.3	156.2
(+) Realized Investment Income (Loss)	(0.2)	4.6	0.2	—	4.6
(+) Equity-based Compensation	0.4	—	0.2	—	0.6

(=) Distributable Earnings	$145.0	$27.7	$30.8	$3.4	$206.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$372.7	$166.3	$105.1	$50.2	$694.3
Portfolio advisory fees, net	15.0	2.0	2.6	—	19.6
Transaction fees, net	9.4	0.3	3.9	—	13.6

Total fund level fee revenues	397.1	168.6	111.6	50.2	727.5
Performance fees
Realized	545.0	34.6	82.1	6.8	668.5
Unrealized	44.4	22.4	(1.3)	22.1	87.6

Total performance fees	589.4	57.0	80.8	28.9	756.1
Investment income (loss)
Realized	2.1	8.7	(0.1)	—	10.7
Unrealized	17.2	9.3	8.5	—	35.0

Total investment income (loss)	19.3	18.0	8.4	—	45.7
Interest and other income	6.4	1.5	1.2	0.4	9.5

Total revenues	1,012.2	245.1	202.0	79.5	1,538.8
Segment Expenses
Compensation and benefits
Direct base compensation	166.3	62.3	51.2	25.1	304.9
Indirect base compensation	64.8	15.3	17.7	4.4	102.2
Equity-based compensation	0.8	0.1	0.3	—	1.2
Performance fee related
Realized	264.2	18.7	4.9	6.0	293.8
Unrealized	30.9	8.1	13.3	17.3	69.6

Total compensation and benefits	527.0	104.5	87.4	52.8	771.7
General, administrative, and other indirect expenses	107.7	28.1	34.2	7.7	177.7
Depreciation and amortization expense	9.0	2.5	2.8	1.1	15.4
Interest expense	11.9	3.9	3.7	1.1	20.6

Total expenses	655.6	139.0	128.1	62.7	985.4
Economic Net Income	$356.6	$106.1	$73.9	$16.8	$553.4

(-) Net Performance Fees	294.3	30.2	62.6	5.6	392.7
(-) Investment Income	19.3	18.0	8.4	—	45.7

(=) Fee-Related Earnings	$43.0	$57.9	$2.9	$11.2	$115.0

(+) Realized Net Performance Fees	280.8	15.9	77.2	0.8	374.7
(+) Realized Investment Income (Loss)	2.1	8.7	(0.1)	—	10.7
(+) Equity-based Compensation	0.8	0.1	0.3	—	1.2

(=) Distributable Earnings	$326.7	$82.6	$80.3	$12.0	$501.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$614.6	$302.0	$(28.5	)(a)	$888.1
Expenses	$420.1	$265.9	$128.7	(b)	$814.7
Other loss	$—	$(86.2)	$4.2	(c)	$(82.0)
Economic net income (loss)	$194.5	$(50.1)	$(153.0	)(d)	$(8.6)

	Three Months Ended September 30, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$583.9	$247.7	$26.9	(a)	$858.5
Expenses	$365.4	$252.4	$87.1	(b)	$704.9
Other income	$—	$448.3	$0.6	(c)	$448.9
Economic net income	$218.5	$443.6	$(59.6	)(d)	$602.5

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2013 and 2012, and Total Assets as of September 30, 2013:

	September 30, 2013 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$1,974.7	$823.3	$4.4	(a)	$2,802.4
Expenses	$1,230.5	$867.4	$394.9	(b)	$2,492.8
Other income	$—	$422.6	$(2.5	)(c)	$420.1
Economic net income	$744.2	$378.5	$(393.0	)(d)	$729.7
Total assets	$5,706.9	$28,111.6	$86.8	(e)	$33,905.3

	Nine Months Ended September 30, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$1,538.8	$678.4	$0.6	(a)	$2,217.8
Expenses	$985.4	$689.6	$(44.0	)(b)	$1,631.0
Other income	$—	$1,704.7	$2.9	(c)	$1,707.6
Economic net income	$553.4	$1,693.5	$47.5	(d)	$2,294.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions or are excluded from the segment results, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest which were included in Revenues in the Partnership’s segment reporting.

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest as detailed below (Dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Partner compensation	$—	$—	$—	$(265.4)
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	76.2	52.6	251.4	146.2
Acquisition related charges and amortization of intangibles	94.5	43.4	209.5	89.0
Losses associated with debt refinancing activities	—	—	1.9	—
Other non-operating expenses	7.6	10.3	1.9	6.9
Severance and lease terminations	(0.1)	0.9	3.9	5.0
Non-Carlyle economic interests in acquired business	0.1	32.0	123.5	103.8
Other adjustments	(1.7)	(1.8)	(1.0)	(4.8)
Elimination of expenses of Consolidated Funds	(47.9)	(50.3)	(196.2)	(124.7)

	$128.7	$87.1	$394.9	$(44.0)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income (loss) before provision for income taxes	$(8.6)	$602.5	$729.7	$2,294.4
Adjustments:
Partner compensation(1)	—	—	—	(265.4)
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	76.2	52.6	251.4	146.2
Acquisition related charges and amortization of intangibles	94.5	43.4	209.5	89.0
Losses associated with debt refinancing activities	—	—	1.9	—
Other non-operating expenses	7.6	10.3	1.9	6.9
Net (income) loss attributable to non-controlling interests in Consolidated entities	26.6	(485.4)	(441.4)	(1,708.2)
Provision for income taxes attributable to non-controlling interests in Consolidated entities	—	(4.0)	(11.7)	(9.7)
Severance and lease terminations	(0.1)	0.9	3.9	5.0
Other adjustments	(1.7)	(1.8)	(1.0)	(4.8)

Economic Net Income	$194.5	$218.5	$744.2	$553.4

Net performance fees(2)	157.2	164.6	634.4	392.7
Investment income (loss)(2)	(2.8)	8.4	7.1	45.7

Fee Related Earnings	$40.1	$45.5	$102.7	$115.0

Realized performance fees, net of related compensation	61.3	156.2	320.6	374.7
Realized investment income (loss)	(0.7)	4.6	4.6	10.7
Equity-based compensation	4.0	0.6	10.8	1.2

Distributable Earnings	$104.7	$206.9	$438.7	$501.6

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$108.6	$(5.5)	$103.1
Unrealized	211.9	7.7	219.6

Total performance fees	320.5	2.2	322.7
Performance fee related compensation expense
Realized	45.4	(3.6)	41.8
Unrealized	113.5	10.2	123.7

Total performance fee related compensation expense	158.9	6.6	165.5
Net performance fees
Realized	63.2	(1.9)	61.3
Unrealized	98.4	(2.5)	95.9

Total net performance fees	$161.6	$(4.4)	$157.2

Investment income (loss)
Realized	$(3.1)	$2.4	$(0.7)
Unrealized	8.1	(10.2)	(2.1)

Total investment income (loss)	$5.0	$(7.8)	$(2.8)

	Three Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$291.4	$(15.0)	$276.4
Unrealized	64.9	(15.9)	49.0

Total performance fees	356.3	(30.9)	325.4
Performance fee related compensation expense
Realized	121.9	(1.7)	120.2
Unrealized	41.5	(0.9)	40.6

Total performance fee related compensation expense	163.4	(2.6)	160.8
Net performance fees
Realized	169.5	(13.3)	156.2
Unrealized	23.4	(15.0)	8.4

Total net performance fees	$192.9	$(28.3)	$164.6

Investment income
Realized	$9.8	$(5.2)	$4.6
Unrealized	0.4	3.4	3.8

Total investment income	$10.2	$(1.8)	$8.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$564.6	$(20.0)	$544.6
Unrealized	657.4	(53.0)	604.4

Total performance fees	1,222.0	(73.0)	1,149.0
Performance fee related compensation expense
Realized	232.2	(8.2)	224.0
Unrealized	374.5	(83.9)	290.6

Total performance fee related compensation expense	606.7	(92.1)	514.6
Net performance fees
Realized	332.4	(11.8)	320.6
Unrealized	282.9	30.9	313.8

Total net performance fees	$615.3	$19.1	$634.4

Investment income
Realized	$5.4	$(0.8)	$4.6
Unrealized	11.0	(8.5)	2.5

Total investment income	$16.4	$(9.3)	$7.1

	Nine Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$688.7	$(20.2)	$668.5
Unrealized	88.0	(0.4)	87.6

Total performance fees	776.7	(20.6)	756.1
Performance fee related compensation expense
Realized	188.3	105.5	293.8
Unrealized	(1.4)	71.0	69.6

Total performance fee related compensation expense	186.9	176.5	363.4
Net performance fees
Realized	500.4	(125.7)	374.7
Unrealized	89.4	(71.4)	18.0

Total net performance fees	$589.8	$(197.1)	$392.7

Investment income
Realized	$11.4	$(0.7)	$10.7
Unrealized	27.3	7.7	35.0

Total investment income	$38.7	$7.0	$45.7

(3)

Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the segment results, and the exclusion of charges associated with the investment in NGP Management that are excluded from the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

the segment results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in Claren Road, ESG and Vermillion and, prior to August 1, 2013, the Partnership’s 60% interest in AlpInvest in the segment results.

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets, as well as the assets attributable to a consolidated real estate VIE.

19. Subsequent Events

On October 3, 2013, the Partnership borrowed €12.6 million ($17.2 million) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the borrowings is payable quarterly at a rate of 1.75%. The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.

On November 1, 2013, the Partnership acquired 100% of the equity interests in Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), a global manager of real estate fund of funds with more than $2.6 billion in capital commitments. The purchase price consisted of approximately $12.8 million in cash and 67,338 newly issued common units. The transaction also included contingent consideration that is payable through 2018 upon the achievement of performance conditions of up to $5.0 million in cash and common units equivalent to $10.0 million at the time of vesting. Additionally, the transaction included compensation of 52,889 newly issued Carlyle Holdings partnership units that vest ratably over a period of five years, up to $10.4 million of cash payable through 2018 based on the achievement of performance conditions, and $10.6 million and $10.0 million of Carlyle Holdings partnership units and common units, respectively, that are issuable through 2023 based on the achievement of performance conditions and time vesting. The Partnership will consolidate the financial position and results of operations of Metropolitan effective November 1, 2013 and will account for this transaction as a business combination. Metropolitan will be included in the Partnership’s Solutions business segment. The Partnership is in the process of allocating the purchase price consideration to acquired intangible assets, identifiable intangible assets and liabilities assumed. As of the date the condensed consolidated financial statements were available to be issued, the Partnership did not have all the information necessary to allocate the purchase price consideration.

In November 2013, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 to common unitholders of record at the close of business on November 18, 2013, payable on November 27, 2013.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

20. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2013 and December 31, 2012 and results of operations for the three months and nine months ended September 30, 2013 and 2012. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$855.7	$—	$—	$855.7
Cash and cash equivalents held at Consolidated Funds	—	1,494.9	—	1,494.9
Restricted cash	79.6	—	—	79.6
Restricted cash and securities of Consolidated Funds	—	25.7	—	25.7
Accrued performance fees	2,927.6	—	(49.9)	2,877.7
Investments	903.2	—	(109.2)	794.0
Investments of Consolidated Funds	—	26,094.0	24.0	26,118.0
Due from affiliates and other receivables, net	188.3	—	(12.2)	176.1
Due from affiliates and other receivables of Consolidated Funds, net	—	493.6	—	493.6
Receivables and inventory of a consolidated real estate VIE	191.4	—	—	191.4
Fixed assets, net	63.3	—	—	63.3
Deposits and other	39.9	3.4	—	43.3
Other assets of a consolidated real estate VIE	42.7	—	—	42.7
Intangible assets, net	580.3	—	—	580.3
Deferred tax assets	69.0	—	—	69.0

Total assets	$5,941.0	$28,111.6	$(147.3)	$33,905.3

Liabilities and partners’ capital
Loans payable	$25.0	$—	$—	$25.0
3.875% senior notes due 2023	499.8	—	—	499.8
5.625% senior notes due 2043	398.4	—	—	398.4
Loans payable of Consolidated Funds	—	15,169.8	(99.2)	15,070.6
Loans payable of a consolidated real estate VIE at fair value (principal amount of $335.1)	123.8	—	—	123.8
Accounts payable, accrued expenses and other liabilities	236.5	—	—	236.5
Accrued compensation and benefits	1,797.8	—	—	1,797.8
Due to affiliates	345.3	58.2	(0.3)	403.2
Deferred revenue	195.4	1.5	—	196.9
Deferred tax liabilities	92.6	—	—	92.6
Other liabilities of Consolidated Funds	—	1,214.5	(69.9)	1,144.6
Other liabilities of a consolidated real estate VIE	110.3	—	—	110.3
Accrued giveback obligations	58.8	—	(10.1)	48.7

Total liabilities	3,883.7	16,444.0	(179.5)	20,148.2
Redeemable non-controlling interests in consolidated entities	8.6	4,190.5	—	4,199.1
Partners’ capital	278.3	(33.2)	33.2	278.3
Accumulated other comprehensive loss	(11.2)	—	(0.3)	(11.5)
Partners’ capital appropriated for Consolidated Funds	—	452.1	(0.7)	451.4
Non-controlling interests in consolidated entities	321.9	7,058.2	—	7,380.1
Non-controlling interests in Carlyle Holdings	1,459.7	—	—	1,459.7

Total partners’ capital	2,048.7	7,477.1	32.2	9,558.0

Total liabilities and partners’ capital	$5,941.0	$28,111.6	$(147.3)	$33,905.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$302.6	$—	$(44.7)	$257.9
Performance fees
Realized	111.3	—	(2.7)	108.6
Unrealized	210.7	—	1.2	211.9

Total performance fees	322.0	—	(1.5)	320.5
Investment income (loss)
Realized	(8.8)	—	5.7	(3.1)
Unrealized	(6.3)	—	14.4	8.1

Total investment income (loss)	(15.1)	—	20.1	5.0
Interest and other income	2.7	—	—	2.7
Interest and other income of Consolidated Funds	—	302.0	—	302.0

Total revenues	612.2	302.0	(26.1)	888.1
Expenses
Compensation and benefits
Base compensation	204.2	—	—	204.2
Equity-based compensation	78.7	—	—	78.7
Performance fee related
Realized	45.4	—	—	45.4
Unrealized	113.5	—	—	113.5

Total compensation and benefits	441.8	—	—	441.8
General, administrative and other expenses	135.6	—	0.8	136.4
Interest	11.7	—	—	11.7
Interest and other expenses of Consolidated Funds	—	265.9	(48.7)	217.2
Other non-operating expense	7.6	—	—	7.6

Total expenses	596.7	265.9	(47.9)	814.7
Other losses
Net investment losses of Consolidated Funds	—	(86.2)	4.2	(82.0)

Income (loss) before provision for income taxes	15.5	(50.1)	26.0	(8.6)
Provision for income taxes	17.9	—	—	17.9

Net loss	(2.4)	(50.1)	26.0	(26.5)
Net loss attributable to non-controlling interests in consolidated entities	(2.5)	—	(24.1)	(26.6)

Net income (loss) attributable to Carlyle Holdings	0.1	(50.1)	50.1	0.1
Net loss attributable to non-controlling interests in Carlyle Holdings	(2.2)	—	—	(2.2)

Net income (loss) attributable to The Carlyle Group L.P.	$2.3	$(50.1)	$50.1	$2.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$862.6	$—	$(131.1)	$731.5
Performance fees
Realized	570.9	—	(6.3)	564.6
Unrealized	702.4	—	(45.0)	657.4

Total performance fees	1,273.3	—	(51.3)	1,222.0
Investment income (loss)
Realized	3.8	—	1.6	5.4
Unrealized	(9.5)	—	20.5	11.0

Total investment income (loss)	(5.7)	—	22.1	16.4
Interest and other income	9.2	—	—	9.2
Interest and other income of Consolidated Funds	—	823.3	—	823.3

Total revenues	2,139.4	823.3	(160.3)	2,802.4
Expenses
Compensation and benefits
Base compensation	556.3	—	—	556.3
Equity-based compensation	257.0	—	—	257.0
Performance fee related
Realized	232.2	—	—	232.2
Unrealized	374.5	—	—	374.5

Total compensation and benefits	1,420.0	—	—	1,420.0
General, administrative and other expenses	365.9	—	2.2	368.1
Interest	33.8	—	—	33.8
Interest and other expenses of Consolidated Funds	—	867.4	(198.4)	669.0
Other non-operating expense	1.9	—	—	1.9

Total expenses	1,821.6	867.4	(196.2)	2,492.8
Other income
Net investment gains of Consolidated Funds	—	422.6	(2.5)	420.1

Income before provision for income taxes	317.8	378.5	33.4	729.7
Provision for income taxes	59.4	—	—	59.4

Net income	258.4	378.5	33.4	670.3
Net income attributable to non-controlling interests in consolidated entities	29.5	—	411.9	441.4

Net income attributable to Carlyle Holdings	228.9	378.5	(378.5)	228.9
Net income attributable to non-controlling interests in Carlyle Holdings	196.1	—	—	196.1

Net income attributable to The Carlyle Group L.P.	$32.8	$378.5	$(378.5)	$32.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$276.4	$—	$(36.6)	$239.8
Performance fees
Realized	292.1	—	(0.7)	291.4
Unrealized	70.7	—	(5.8)	64.9

Total performance fees	362.8	—	(6.5)	356.3
Investment income (loss)
Realized	13.4	—	(3.6)	9.8
Unrealized	(1.2)	—	1.6	0.4

Total investment income (loss)	12.2	—	(2.0)	10.2
Interest and other income	4.5	—	—	4.5
Interest and other income of Consolidated Funds	—	247.7	—	247.7

Total revenues	655.9	247.7	(45.1)	858.5
Expenses
Compensation and benefits
Base compensation	177.0	—	—	177.0
Equity-based compensation	53.2	—	—	53.2
Performance fee related
Realized	121.9	—	—	121.9
Unrealized	41.5	—	—	41.5

Total compensation and benefits	393.6	—	—	393.6
General, administrative and other expenses	94.9	—	(2.0)	92.9
Interest	4.0	—	—	4.0
Interest and other expenses of Consolidated Funds	—	252.4	(48.3)	204.1
Other non-operating expense	10.3	—	—	10.3

Total expenses	502.8	252.4	(50.3)	704.9
Other income
Net investment gains of Consolidated Funds	—	448.3	0.6	448.9

Income before provision for income taxes	153.1	443.6	5.8	602.5
Provision for income taxes	5.5	—	—	5.5

Net income	147.6	443.6	5.8	597.0
Net income attributable to non-controlling interests in consolidated entities	36.0	—	449.4	485.4

Net income attributable to Carlyle Holdings	111.6	443.6	(443.6)	111.6
Net income attributable to non-controlling interests in Carlyle Holdings	93.0	—	—	93.0

Net income attributable to The Carlyle Group L.P.	$18.6	$443.6	$(443.6)	$18.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$816.5	$—	$(102.4)	$714.1
Performance fees
Realized	700.9	—	(12.2)	688.7
Unrealized	88.0	—	—	88.0

Total performance fees	788.9	—	(12.2)	776.7
Investment income
Realized	22.1	—	(10.7)	11.4
Unrealized	27.1	—	0.2	27.3

Total investment income	49.2	—	(10.5)	38.7
Interest and other income	9.9		—	9.9
Interest and other income of Consolidated Funds	—	678.4	—	678.4

Total revenues	1,664.5	678.4	(125.1)	2,217.8
Expenses
Compensation and benefits
Base compensation	433.0	—	—	433.0
Equity-based compensation	147.4	—	—	147.4
Performance fee related
Realized	188.3	—	—	188.3
Unrealized	(1.4)	—	—	(1.4)

Total compensation and benefits	767.3	—	—	767.3
General, administrative and other expenses	271.3	—	(3.2)	268.1
Interest	20.6	—	—	20.6
Interest and other expenses of Consolidated Funds	—	689.6	(121.5)	568.1
Other non-operating expense	6.9	—	—	6.9

Total expenses	1,066.1	689.6	(124.7)	1,631.0
Other income
Net investment gains of Consolidated Funds	—	1,704.7	2.9	1,707.6

Income before provision for income taxes	598.4	1,693.5	2.5	2,294.4
Provision for income taxes	27.8	—	—	27.8

Net income	570.6	1,693.5	2.5	2,266.6
Net income attributable to non-controlling interests in consolidated entities	12.2	—	1,696.0	1,708.2

Net income attributable to Carlyle Holdings	558.4	1,693.5	(1,693.5)	558.4
Net income attributable to non-controlling interests in Carlyle Holdings	550.1	—	—	550.1

Net income attributable to The Carlyle Group L.P.	$8.3	$1,693.5	$(1,693.5)	$8.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in millions)
Cash flows from operating activities
Net income	$258.4	$570.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	131.1	74.1
Amortization of deferred financing fees	1.1	1.1
Equity-based compensation	257.0	147.4
Excess tax benefits related to equity-based compensation	(1.9)	—
Non-cash performance fees	(793.6)	(124.7)
Other non-cash amounts	8.5	7.0
Investment loss (income)	30.4	(40.8)
Purchases of investments	(117.5)	(41.1)
Proceeds from the sale of investments	221.1	172.0
Purchases of trading securities	(37.2)	(15.1)
Proceeds from the sale of trading securities	19.7	15.7
Change in deferred taxes	28.3	(3.5)
Change in due from affiliates and other receivables	(30.0)	(14.0)
Change in deposits and other	5.0	10.6
Change in accounts payable, accrued expenses and other liabilities	26.5	3.7
Change in accrued compensation and benefits	477.7	(6.3)
Change in due to affiliates	46.6	(13.1)
Change in deferred revenue	137.1	96.7

Net cash provided by operating activities	668.3	840.3
Cash flows from investing activities
Change in restricted cash	(45.2)	(3.6)
Purchases of fixed assets, net	(18.8)	(26.0)
Purchases of intangible assets	—	(41.0)

Net cash used in investing activities	(64.0)	(70.6)
Cash flows from financing activities
Borrowings under credit facility	—	433.7
Repayments under credit facility	(386.3)	(744.6)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—
Payments on loans payable	(475.0)	(310.0)
Payments of contingent consideration	(23.6)	—
Net proceeds from issuance of common units in initial public offering	—	615.8
Excess tax benefits related to equity-based compensation	1.9	—
Distributions to common unitholders	(52.0)	(4.8)
Contributions from predecessor owners	—	9.3
Distributions to predecessor owners	—	(452.3)
Contributions from non-controlling interest holders	94.4	27.6
Distributions to non-controlling interest holders	(402.0)	(93.3)
Acquisition of non-controlling interests in consolidated entities	(7.1)	—
Change in due to/from affiliates financing activities	43.0	(1.0)

Net cash used in financing activities	(317.3)	(519.6)
Effect of foreign exchange rate changes	1.6	9.5

Increase in cash and cash equivalents	288.6	259.6
Cash and cash equivalents, beginning of period	567.1	509.6

Cash and cash equivalents, end of period	$855.7	$769.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions.

•

Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2013, our Corporate Private Equity segment had approximately $62 billion in AUM and approximately $42 billion in Fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 61 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of September 30, 2013, our Global Market Strategies segment had approximately $35 billion in AUM and approximately $34 billion in Fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our 11 U.S. and internationally focused real estate funds, our infrastructure fund, two natural resources funds, as well as our six Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes eight NGP management fee funds advised by NGP. As of September 30, 2013, our Real Assets segment had approximately $39 billion in AUM and approximately $29 billion in Fee-earning AUM.

•

Solutions — Our Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 81 fund of funds vehicles. On August 1, 2013, we acquired the remaining 40% equity interest in AlpInvest. As of September 30, 2013, our Solutions segment had approximately $48 billion in AUM and approximately $34 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation granted subsequent to our initial public offering, and general and administrative expenses. Refer to Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, fund of funds vehicles and the NGP management fee funds), assets under management (in the case of our hedge funds), gross assets (in the case of our business development companies) and vintage year of the active funds in each of our segments, as of September 30, 2013. We present total capital commitments (as opposed to assets under management) for our closed-end investment carry funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Note: All funds are closed-end and amounts shown represent total capital commitments as of September 30, 2013, unless otherwise noted.

(1)	Open-ended funds. Amounts represent AUM as of September 30, 2013.
(2)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.
(3)	Amounts represent gross assets as of September 30, 2013.

Trends Affecting our Business

Our results of operations are affected by a variety of factors including global economic, market and financial conditions, particularly in the United States, Europe and Asia. We believe that our diversified, multi-product global platform with 122 funds and 81 fund of funds vehicles which invest across numerous industries, asset classes and geographies generally enhances, on an annual basis, the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and performance fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our carry funds. We also believe that periods of volatility and dislocation in the capital markets can present us with opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, certain of which may benefit from higher market volatility. These strategies include, but are not limited to, low levels of correlation in equity and debt markets, differences in market prices versus fundamental value and opportunities to profit from trading inefficiencies.

Risk asset prices rebounded strongly since the end of the second quarter of 2013, as the S&P 500 increased 8% and the MSCI All Country World Index advanced by 8.6%. The increase in risk asset prices was driven mainly by the Federal Open Market Committee’s (“FOMC”) September 18, 2013 decision to leave its asset purchase program unchanged. The postponement of tapering led to especially large gains in emerging markets stocks, with the MSCI Emerging Index up 14% since the end of August 2013. European stocks outperformed developed market peers, with the Stoxx Europe 600 Index up 10.5% since June 30, 2013.

The FOMC’s decision to delay tapering reduced interest rates across the term structure and credit spectrum. Since late August 2013, the yields on Treasury notes maturing between five and ten years generally declined by between 30 and 60 basis points, with similar declines witnessed in other G-4 government bond markets. Yields on major emerging market sovereign debt fell by as much as 200 basis points. Deal finance conditions also showed improvement. Average spreads on B-rated corporate bonds fell by 45 basis points since the end of August 2013, pushing speculative grade yields back down to levels that prevailed in May 2013.

The U.S. economy expanded at a 2.8% annual rate in the third quarter of 2013, although inventory accumulation accounted for 0.83% of the increase. Through the first three quarters of the year, final sales expanded at a 1.4% annual rate, led by household consumption and residential investment. Inventory accumulation accounted for the remaining 0.7% of the 2.1% growth in gross domestic product. The euro area economy appears to have expanded for a second consecutive quarter, ending the recession that began in late 2011. However, the pace of growth has been uneven. Overall, the International Monetary Fund estimates that the global economy will expand at a 2.9% rate in 2013, down from the 3.3% pace estimated in April 2013.

In addition to these global macro-economic and market trends, our future performance may be impacted by the following factors:

•

The attractiveness of the alternative asset management industry. Our ability to attract new capital and investors is driven in part by the extent to which investors continue to see the alternative asset management industry as an attractive vehicle for capital preservation and growth. During the nine months ended September 30, 2013, we raised $18.3 billion of new capital commitments across our fund platform. Although the fundraising environment remains competitive and the time required to raise a fund has increased from prior years, with several of our larger regional buyout funds currently in the market, we expect fundraising to continue at a strong pace through the rest of 2013 and into 2014. As part of our fundraising effort, we may use feeder funds and other intermediaries to access investors. The use of such funds and intermediaries differs from our traditional fundraising model and has meaningfully increased our fundraising expenses and is likely to continue to do so.

•

Our ability to generate strong absolute and risk adjusted returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the nine months ended September 30, 2013, we realized proceeds of $11.0 billion for our carry fund investors. The valuation of our carry fund portfolio increased 13% overall during the first three quarters of 2013 and 4%

overall during the third quarter of 2013, with a 5% increase in our Corporate Private Equity segment, a 2% increase in our Global Market Strategies segment and a 1% increase in our Real Assets segment, but there can be no assurance that these trends will continue. Furthermore, given the current investment environment with increased competition from other financial sponsors and strategic purchasers, the internal rates of return we are able to generate on certain of our near-term investments may be lower than our historical rates. The lifecycle of our investment funds may also impact the amount and timing of the realization of our performance fees, depending on whether the fund is in the harvesting period. However, performance fees are ultimately realized when (i) an investment is profitably disposed of, (ii) the investment fund’s cumulative returns are in excess of the preferred return and (iii) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. For our hedge funds, absolute positive performance and relative outperformance and lower volatility versus their respective benchmarks may be among the considerations taken into account in an investor’s decision to increase or maintain allocations to our funds.

•

Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Increased competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Because we pursue investment opportunities strategically as they arise and we have a long-term investment horizon, the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. During the nine months ended September 30, 2013, we invested $5.7 billion in new and existing investments in our carry funds. Our investment pipeline continues to be less robust than we anticipated earlier in the year. If current trends continue, we no longer expect to invest more in 2013 than we did in 2012. As of September 30, 2013, we had capital available for investment through our carry funds of $31 billion, we had capital available for investment in our Solutions segment through our fund of funds vehicles of $18 billion and we had approximately $14 billion in hedge fund assets invested across credit, equities, and commodities trading strategies.

•

Our ready access to credit and proactive management of interest rate risk. In anticipation of the inevitable rise in interest rates, during the first quarter of 2013 we took advantage of historically low interest rates to strengthen the firm’s capital structure by issuing $500 million in aggregate principal amount of ten-year senior notes with a coupon of 3.875% and $400 million in aggregate principal amount of 30-year senior notes with a coupon of 5.625%. At the investment fund level, our investment professionals also have been systematically preparing their portfolios for the anticipated increase in interest rates. Many of our investment funds were able to take advantage of the robust credit markets to refinance, hedge interest rate risk or lock-in favorable fixed rates on newly issued and outstanding debt of our portfolio companies. We believe that these proactive efforts have adequately protected the investments in our fund portfolios from substantial interest rate risk.

•

Our ability to meet evolving investor requirements. We believe that investors will seek to deploy their investment capital in a variety of different ways, including fund investments, separate accounts and direct co-investments. As we continue to expand our platform, we seek to broaden the appeal of our investment products. For example, one area of focus during the year has been on the expansion of our Solutions business through our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013 and our acquisition of Metropolitan Real Estate Equity Management on November 1, 2013. We also are continuing to work to create avenues through which we expect to attract a new base of individual investors. We continue to explore various methods to access this new investor base, including via feeder funds and other intermediaries, and to dedicate additional resources to more closely coordinate with new feeder fund partners.

•

The timing of the expiration of the investment periods of our funds and the raising of successor funds. The investment periods for several of our largest carry funds that we raised between 2006 and 2008 expired during 2012 and the investment periods for additional funds have expired or will expire in 2013. In certain cases, the investment period of a fund has expired prior to the raising of a successor fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. As a result, the management fee revenues we earn from these extended funds will decline. Also, the favorable impact on Fee-earning AUM and related management fee revenues of a successor fund or new fundraising initiatives will, to the extent of the success of these new funds or initiatives, offset the management fee revenue reductions. However, to the extent we do not plan to raise a successor fund in the same year, Fee-earning AUM will be reduced. The timing and/or size of raising certain successor funds has created volatility in our Corporate Private Equity segment management fees. Management fees in our Corporate Private Equity segment for the nine months ended September 30, 2013 are below our comparable 2012 results; however, this reversed in the three months ended September 30, 2013 with management fees exceeding the comparable 2012 period due to the commencement of the investment period for certain newly raised buyout funds.

Recent Transactions

On October 3, 2013, the Partnership borrowed €12.6 million ($17.2 million) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved.

On November 1, 2013, the Partnership acquired 100% of the equity interests in Metropolitan Real Estate Equity Management, LLC, a global manager of real estate fund of funds with more than $2.6 billion in capital commitments.

In November 2013, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on November 18, 2013, payable on November 27, 2013.

Consolidation of Certain Carlyle Funds and Variable Interest Entities

Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 17% of our AUM as of September 30, 2013; approximately 15% of our fund management fees during the three months and nine months ended September 30, 2013; approximately 13% of our fund management fees during the three months and nine months ended September 30, 2012, respectively; less than 1% and approximately 4% of our performance fees during the three months and nine months ended September 30, 2013; and less than 2% of our performance fees during the three months and nine months ended September 30, 2012, respectively.

We are not required under U.S. GAAP to consolidate most of the investment funds we advise in our consolidated financial statements because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of September 30, 2013, our consolidated CLOs held approximately $17 billion of total assets and comprised 59% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of September 30, 2013, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 25% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of September 30, 2013 relates to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan Desenvolvimento Urbano S.A. (“Urbplan,” formerly Scopel Desenvolvimento Urbano S.A.), a Brazilian real estate portfolio company of certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As we consolidated Urbplan effective as of September 30, 2013, the consolidation had no impact on our consolidated results of operations for the three months and nine months ended September 30, 2013. We are currently evaluating Urbplan’s internal controls over financial reporting and integrating them into our own internal controls over financial reporting, but that evaluation has not yet been completed. We have not yet concluded whether or not we will exclude Urbplan from our assessment of and report on internal control over financial reporting for the fiscal year ended December 31, 2013.

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

Management fees for our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees generally are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher around January and July, which are the semiannual due dates for management fees. Management fees from the fund of funds vehicles in our Solutions segment generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. Management fees for our Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 3.0% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of average daily gross assets, excluding cash and cash equivalents. Management fees for our CLOs typically range from 0.4% to 0.6% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, and Vermillion, we retain a specified percentage of the earnings of the businesses based on our ownership in the management companies of 55%. Through the second quarter of 2013, we retained 60% of the earnings of AlpInvest based on our 60% equity interest in AlpInvest. During the third quarter of 2013, we acquired the remaining 40% equity interest in AlpInvest, and therefore we are entitled to 100% of the earnings of AlpInvest subsequent to that acquisition. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee”.

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $10.7 billion of Fee-earning AUM as of September 30, 2013, were approximately 15% of total management fees recognized during the three months ended September 30, 2013. Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $10.0 billion of Fee-earning AUM as of September 30, 2013, were approximately 12% of total management fees recognized during the nine months ended September 30, 2013. For the three months and nine months ended September 30, 2012, management fees attributable to CP V were approximately 18% and 17%, respectively, of total management fees recognized during those periods. No other fund generated over 10% of total management fees in the periods presented.

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

Performance fees from CP V, Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, and Carlyle Global Financial Services Partners, L.P. (“CGFSP I”), our first financial services buyout fund, (with total AUM of approximately $15.7 billion, $6.0 billion, and $1.1 billion, respectively, as of September 30, 2013) were $121.9 million, $97.5 million, and $32.9 million, respectively, for the three months ended September 30, 2013. Performance fees from CP V and CP IV were $467.8 million and $303.6 million, respectively, for the nine months ended September 30, 2013.

Performance fees from CP V, CP IV, and Carlyle Asia Partners II, L.P. (“CAP II”), our second Asia buyout fund, were $117.2 million, $82.4 million, and $111.9 million respectively, for the three months ended September 30, 2012. Performance fees from CP V, CP IV, and CAP II were $193.3 million, $195.3 million, and $111.9 million, respectively, for the nine months ended September 30, 2012. No other fund generated over 10% of performance fees in the periods presented.

Realized carried interest may be subject to clawback to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. If the fair value of a fund’s investments falls below the applicable return hurdles, previously recognized carried interest and performance fees are reduced. This will occur even if the fund’s investment values remain unchanged, because the fund’s return hurdle will claw-back previously recognized performance fees over time. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, carried interest income could therefore be negative; however, cumulative performance fees can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest paid as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2013 and 2012, the reversals of performance fees were $68.4 million and $48.3 million, respectively. For the nine months ended September 30, 2013 and 2012, the reversals of performance fees were $25.8 million and $19.0 million, respectively.

As of September 30, 2013, accrued performance fees and accrued giveback obligations were approximately $2.9 billion and $48.7 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2013 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at September 30, 2013, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.0 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2013 (amounts in millions):

	As of September 30, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results
Level I	$9,182	$7,006	$3,227	$839	$20,254
Level II	—	2,645	636	24	3,305
Level III	29,890	19,318	23,090	29,997	102,295

Total Fair Value	39,072	28,969	26,953	30,860	125,854
Other Net Asset Value	288	4,811	2,924	—	8,023

Total AUM, Excluding Available Capital Commitments	39,360	33,780	29,877	30,860	133,877
Available Capital Commitments	22,815	1,640	9,113	17,579	51,147

Total AUM	$62,175	$35,420	$38,990	$48,439	$185,024

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2013, our U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2008 to 2012. Foreign tax returns are generally subject to audit from 2005 to 2012. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Distributable Earnings. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its equity holders. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is total ENI less net performance fees and investment income plus realized net performance fees, realized investment income, and equity-based compensation expense. During 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Quarterly Report on Form 10-Q has been recast to conform with the revised definition.

Fee Related Earnings. Fee related earnings is a component of ENI and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds and performance fee-related compensation. Accordingly, fee related earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee related earnings are reported as part of our segment results. We use fee related earnings from operations to measure our profitability from fund management fees. Fee related earnings reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering in May 2012, was accounted for as distributions from equity rather than as employee compensation. See Note 18 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the original investment period has not expired, the amount of limited partner capital commitments, for fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the original investment period has expired, the remaining amount of limited partner invested capital, and for the NGP management fee funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies; and

(f)	for fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2013	2012
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$40,139	$45,909
Fee-earning AUM based on invested capital (2)	44,175	21,922
Fee-earning AUM based on collateral balances, at par (3)	17,029	15,845
Fee-earning AUM based on net asset value (4)	13,479	9,436
Fee-earning AUM based on lower of cost or fair value and other (5)	23,102	22,012

Balance, End of Period	$137,924	$115,124

(1)	Reflects limited partner capital commitments where the investment period or commitment fee period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain real assets funds.
(3)	Represents the gross amount of aggregate Fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value, less cash and cash equivalents.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$132,024	$111,973	$123,121	$111,025
Acquisitions	—	—	—	2,866
Inflows, including Commitments (1)	6,488	3,760	23,365	9,050
Outflows, including Distributions (2)	(2,862)	(1,736)	(11,894)	(10,552)
Subscriptions, net of Redemptions (3)	423	407	1,179	1,778
Changes in CLO collateral balances (4)	(76)	171	728	675
Market Appreciation/(Depreciation) (5)	(41)	(130)	929	480
Foreign Exchange and other (6)	1,968	679	496	(198)

Balance, End of Period	$137,924	$115,124	$137,924	$115,124

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off date.
(5)	Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(6)	Includes funds with fees based on gross asset value, less cash and cash equivalents, onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

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
(c)	the net asset value (pre-redemptions and subscriptions), of our long/short credit emerging markets, multi-product macroeconomic and other hedge funds; and
(d)	the gross assets (including assets acquired with leverage) of our business development companies.

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

The table below provides the period to period Rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$49,015	$131,433	$180,448	$43,934	$126,222	$170,156
Commitments (1)	4,554	—	4,554	15,333	—	15,333
Capital Called, net (2)	(3,420)	3,516	96	(9,677)	9,783	106
Distributions (3)	555	(6,366)	(5,811)	1,359	(18,026)	(16,667)
Subscriptions, net of Redemptions (4)	—	419	419	—	1,290	1,290
Changes in CLO collateral balances (5)	—	(52)	(52)	—	819	819
Market Appreciation/(Depreciation) (6)	—	3,681	3,681	—	13,376	13,376
Foreign Exchange and other (7)	443	1,246	1,689	198	413	611

Balance, End of Period	$51,147	$133,877	$185,024	$51,147	$133,877	$185,024

(1)	Represents capital raised by our carry funds and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds and fund of funds vehicles, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds.
(5)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2013 and September 30, 2012. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed four CLOs throughout 2012 and five new CLOs in 2013 and have consolidated those CLOs beginning on their respective closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$257.9	$239.8	$731.5	$714.1
Performance fees
Realized	108.6	291.4	564.6	688.7
Unrealized	211.9	64.9	657.4	88.0

Total performance fees	320.5	356.3	1,222.0	776.7
Investment income
Realized	(3.1)	9.8	5.4	11.4
Unrealized	8.1	0.4	11.0	27.3

Total investment income	5.0	10.2	16.4	38.7
Interest and other income	2.7	4.5	9.2	9.9
Interest and other income of Consolidated Funds	302.0	247.7	823.3	678.4

Total revenues	888.1	858.5	2,802.4	2,217.8
Expenses
Compensation and benefits
Base compensation	204.2	177.0	556.3	433.0
Equity-based compensation	78.7	53.2	257.0	147.4
Performance fee related
Realized	45.4	121.9	232.2	188.3
Unrealized	113.5	41.5	374.5	(1.4)

Total compensation and benefits	441.8	393.6	1,420.0	767.3
General, administrative and other expenses	136.4	92.9	368.1	268.1
Interest	11.7	4.0	33.8	20.6
Interest and other expenses of Consolidated Funds	217.2	204.1	669.0	568.1
Other non-operating expenses	7.6	10.3	1.9	6.9

Total expenses	814.7	704.9	2,492.8	1,631.0
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(82.0)	448.9	420.1	1,707.6

Income (loss) before provision for income taxes	(8.6)	602.5	729.7	2,294.4
Provision for income taxes	17.9	5.5	59.4	27.8

Net income (loss)	(26.5)	597.0	670.3	2,266.6
Net income (loss) attributable to non-controlling interests in consolidated entities	(26.6)	485.4	441.4	1,708.2

Net income attributable to Carlyle Holdings	0.1	111.6	228.9	558.4
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(2.2)	93.0	196.1	550.1

Net income attributable to The Carlyle Group L.P.	$2.3	$18.6	$32.8	$8.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.04	$0.43	$0.72	$0.20

Diluted	$0.04	$0.40	$0.65	$0.15

Weighted-average common units
Basic	47,554,246	43,235,336	45,363,194	42,097,973

Diluted	51,055,564	46,939,751	50,209,620	255,300,460

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Total revenues were $888.1 million for the three months ended September 30, 2013, an increase of 3% from total revenues for the three months ended September 30, 2012 of $858.5 million. The increase in revenues was primarily attributable to an increase in interest and other income of Consolidated Funds and fund management fees, which increased $54.3 million and $18.1 million, respectively, for the three months ended September 30, 2013 as compared to 2012. These increases were partially offset by a decrease in performance fees of $35.8 million for the three months ended September 30, 2013 as compared to 2012.

Fund Management Fees. Fund management fees increased $18.1 million, or 8%, to $257.9 million for the three months ended September 30, 2013 as compared to 2012. In addition, fund management fees from consolidated funds increased $8.1 million for the three months ended September 30, 2013 as compared to 2012. The fees related to consolidated funds eliminate upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from Consolidated Funds, was primarily due to approximately $41.3 million of incremental management fees from the commencement of the investment period for certain newly raised buyout funds, approximately $11.0 million of “catch-up” management fees earned from subsequent closings of our first African buyout fund, approximately $10.5 million of increased management fees from greater assets under management in ESG and Claren Road in 2013 as compared to 2012, and $4.5 million of incremental management fees related to the acquisition of Vermillion in October 2012. Offsetting these increases were decreases in management fees of approximately $42.1 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds in the Corporate Private Equity and Real Assets segments.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $10.9 million and $11.8 million for the three months ended September 30, 2013 and 2012, respectively.

Performance Fees. Performance fees for the three months ended September 30, 2013 were $320.5 million compared to $356.3 million for the three months ended September 30, 2012. In addition, performance fees from consolidated funds decreased $5.0 million for the three months ended September 30, 2013 as compared to 2012. These fees eliminate upon consolidation. The performance fees recorded for the three months ended September 30, 2013 and 2012 were due principally to changes in the fair value of the underlying carry funds, which increased approximately 4% and 3% in total remaining value during the three months ended September 30, 2013 and 2012, respectively. The net appreciation in the fair value of the investments was driven by asset performance and operating projections as well as increases in market comparables. Approximately $265.6 million and $350.8 million of performance fees for the three months ended September 30, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. The difference between the performance fees in 2013 as compared to 2012 is primarily due to performance fees of $111.9 million recognized for CAP II in 2012 from the fund initially exceeding its performance hurdle as compared to $(10.0) million in the comparable 2013 period. Performance fees for the three months ended September 30, 2013 and 2012 were $(14.8) million and $3.9 million for the Global Market Strategies segment, $24.6 million and $3.2 million for the Real Assets segment, and $45.1 million and $(1.6) million for the Solutions segment, respectively. Further, approximately $219.4 million and $199.6 million of our performance fees for the three months ended September 30, 2013 and 2012, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $5.0 million for the three months ended September 30, 2013 decreased 51% from the three months ended September 30, 2012. The $5.2 million decrease relates primarily to net losses of $3.8 million for the three months ended September 30, 2013 related to the investment in NGP Management. In addition, investment income from Consolidated Funds decreased $18.1 million for the three months ended September 30, 2013 as compared to 2012, which was due primarily to $28.5 million of net losses in the third quarter of 2013 from investments in Urbplan through the consolidated Carlyle vehicle, which was partially offset by net investment income generated by our CLOs. These amounts are eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $1.8 million to $2.7 million for the three months ended September 30, 2013, as compared to $4.5 million for 2012.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $302.0 million for the three months ended September 30, 2013, an increase of $54.3 million from $247.7 million for the three months ended September 30, 2012. This increase relates primarily to increases in interest and dividend income in the consolidated fund of fund vehicles of $46.3 million and increases in interest and dividend income in the consolidated hedge funds of $17.3 million. Substantially all interest and other income of our Consolidated Funds and CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $814.7 million for the three months ended September 30, 2013, an increase of $109.8 million from $704.9 million for the three months ended September 30, 2012. The increase is due primarily to increases in compensation and benefits, general, administrative and other expenses, and interest and other expenses of Consolidated Funds, which increased $48.2 million, $43.5 million, and $13.1 million, respectively.

Total compensation and benefits for the three months ended September 30, 2013 increased $48.2 million, or 12% from $393.6 million for the three months ended September 30, 2012 to $441.8 million for the three months ended September 30, 2013. The increase in compensation and benefits primarily reflects higher internal fundraising fees and equity-based compensation charges.

Compensation and Benefits. Base compensation and benefits increased $27.2 million, or 15%, for the three months ended September 30, 2013 as compared to 2012, which primarily relates to $8.8 million of increased compensation expense in 2013 associated with fundraising activities and $7.8 million of increased compensation expense in 2013 as compared to 2012 from the value of employment-based contingent cash consideration associated with the Partnership’s acquisitions.

Equity-based compensation increased $25.5 million from $53.2 million for the three months ended September 30, 2012 to $78.7 million for the three months ended September 30, 2013. Equity-based compensation includes the effects of grants of deferred restricted common units and phantom deferred restricted common units, and the issuance of unvested Carlyle Holdings partnership units and unvested common units of the Partnership. The increase was due primarily to an increase of $18.5 million of compensation expense associated with the unvested Carlyle Holdings partnership units from revisions to the estimated forfeiture rates in 2013 and from modifications to the vesting terms of certain awards. Also contributing to the increase was $2.7 million of compensation expense associated with the unvested common units issued in conjunction with the AlpInvest acquisition in 2013.

Performance fee related compensation expense decreased $4.5 million for the three months ended September 30, 2013 as compared to 2012. Performance fee related compensation as a percentage of performance fees was 50% and 46% for the three months ended September 30, 2013 and 2012, respectively.

General, Administrative and Other Expenses. General, administrative and other expenses increased $43.5 million for the three months ended September 30, 2013 as compared to 2012. This increase was driven primarily by (i) an impairment loss of $20.8 million to reduce the carrying value of certain intangible assets to their estimated fair value; (i) an increase of approximately $7.8 million in amortization expense, primarily from intangible assets acquired in 2012, and (ii) an increase of approximately $17.2 million associated with fundraising activities.

Interest. Interest expense for the three months ended September 30, 2013 was $11.7 million, an increase of $7.7 million from 2012. The increase is primarily attributable to a higher level of debt outstanding for the three months ended September 30, 2013 as compared to 2012, as well as higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $13.1 million for the three months ended September 30, 2013 as compared to 2012. This increase relates primarily to the four CLOs formed in 2012 and the five CLOs formed in 2013. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Expenses. Other non-operating expense of $7.6 million for the three months ended September 30, 2013 reflects a decrease of $2.7 million from other non-operating expenses of $10.3 million for the three months ended September 30, 2012. The change is due primarily to a decrease in 2013 in the fair value of performance-based contingent consideration related to our acquisitions.

Net Investment Gains (Losses) of Consolidated Funds. For the three months ended September 30, 2013, net investment losses of Consolidated Funds were $82.0 million, as compared to gains of $448.9 million for the three months ended September 30, 2012. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles and CLOs. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in millions)
Realized gains (losses)	$(138.2)	$96.4
Net change in unrealized gains and losses	(4.5)	705.8

Total gains (losses) on investments	(142.7)	802.2
Gains (losses) on liabilities of CLOs	60.8	(354.0)
Gains (losses) on other assets of CLOs	(0.1)	0.7

Net investment gains (losses) of Consolidated Funds	$(82.0)	$448.9

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment (losses) for the three months ended September 30, 2013 and 2012 were due primarily to net investment gains (losses) attributable to the consolidated AlpInvest fund of funds vehicles of $(13.9) million and $642.6 million, respectively; the net appreciation (depreciation) of CLOs of $(30.6) million and $(202.6) million, respectively; and the investment gains (losses) attributable to consolidated hedge funds and other consolidated funds of $(37.5) million and $8.9 million, respectively.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities. Net loss attributable to non-controlling interests in consolidated entities was $26.6 million for the three months ended September 30, 2013 compared to net income of $485.4 million for the three months ended September 30, 2012. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended September 30, 2013, the net loss of the Consolidated Funds was approximately $50.1 million. This loss was substantially due to the losses from our consolidated hedge funds and our other consolidated funds. The net losses from our consolidated hedge funds and the other consolidated funds were approximately $22.8 million and $27.0 million, respectively, for the three months ended September 30, 2013.

The net income of the Consolidated Funds was $443.6 million for the three months ended September 30, 2012. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs was approximately $615.9 million and $(153.0) million, respectively, for the three months ended September 30, 2012.

Net Income Attributable to The Carlyle Group L.P. The net income attributable to the Partnership was $2.3 million for the three months ended September 30, 2013 as compared to $18.6 million for the three months ended September 30, 2012. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 16% as of September 30, 2013). For the three months ended September 30, 2013, the net income attributable to Carlyle Holdings was $0.1 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Total revenues were $2,802.4 million for the nine months ended September 30, 2013, an increase of 26% from total revenues for the nine months ended September 30, 2012 of $2,217.8 million. The increase in revenues was primarily attributable to an increase in performance fees, interest and other income of Consolidated Funds, and fund management fees, which increased $445.3 million, $144.9 million, and $17.4 million, respectively, for the nine months ended September 30, 2013 as compared to 2012. These increases were partially offset by a decrease in investment income of $22.3 million for the nine months ended September 30, 2013 as compared to 2012.

Fund Management Fees. Fund management fees increased $17.4 million to $731.5 million for the nine months ended September 30, 2013 as compared to 2012. In addition, fund management fees from consolidated funds increased $28.7 million for the nine months ended September 30, 2013 as compared to 2012. The fees related to consolidated funds eliminate upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $52.8 million of incremental management fees from the commencement of the investment period for certain newly raised buyout funds, approximately $22.7 million of increased management fees from greater assets under management in ESG and Claren Road in 2013 as compared to 2012, approximately $21.4 million of “catch-up” management fees earned from subsequent closings of our first African buyout fund and our third distressed and corporate opportunities debt fund, and approximately $19.4 million of incremental management fees related to the acquisition of Vermillion in October 2012. Offsetting these increases were decreases in management fees of approximately $85.4 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds in the Corporate Private Equity and Real Assets segments.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $38.4 million and $33.2 million for the nine months ended September 30, 2013 and 2012, respectively. The $5.2 million increase in transaction and portfolio advisory fees resulted primarily from higher transaction fees generated in the corporate private equity segment in 2013 as compared to 2012, partially offset by fewer portfolio advisory fees received in 2013 upon the sale or public offering of portfolio companies as compared to 2012.

Performance Fees. Performance fees for the nine months ended September 30, 2013 were $1,222.0 million compared to $776.7 million for the nine months ended September 30, 2012. In addition, performance fees from consolidated funds increased $39.1 million for the nine months ended September 30, 2013 as compared to 2012. These fees eliminate upon consolidation. The performance fees recorded in the nine months ended September 30, 2013 and 2012 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 13% and 11% in total remaining value during the nine months ended September 30, 2013 and 2012, respectively. The change in the fair value of the investments was driven by asset performance and operating projections as well as increases or decreases in market comparables. Approximately $886.5 million and $597.7 million of performance fees for the nine months ended September 30, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. Performance fees for the nine months ended September 30, 2013 and 2012 were $142.4 million and $56.3 million for the Global Market Strategies segment, $73.7 million and $78.3 million for the Real Assets segment, and $119.4 million and $44.4 million for the Solutions segment. Further, approximately $771.4 million and $388.6 million of our performance fees for the nine months ended September 30, 2013 and 2012, respectively, were related to CP V and CP IV.

Investment Income. Investment income of $16.4 million for the nine months ended September 30, 2013 decreased 58% from the nine months ended September 30, 2012. The $22.3 million decrease relates primarily to net investment losses on investments in certain Europe real estate funds and from net investment losses of $8.5 million for the nine months ended September 30, 2013 from the investment in NGP Management. Also contributing to the decrease in investment income from 2012 was the distribution in March 2012, in conjunction with the reorganization and initial public offering, of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle; those investments generated net investment income for the nine months ended September 30, 2012. In addition, investment income from Consolidated Funds decreased $32.6 million for the nine months ended September 30, 2013 as compared to 2012, which was due primarily to $32.0 million of net investment losses in the nine months ended September 30, 2013 from investments in Urbplan through the consolidated Carlyle vehicle. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $0.7 million to $9.2 million for the nine months ended September 30, 2013, as compared to $9.9 million for 2012.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $823.3 million for the nine months ended September 30, 2013, an increase of $144.9 million from $678.4 million for the nine months ended September 30, 2012.

This increase relates primarily to increases in interest and dividend income in the consolidated fund of fund vehicles of $86.6 million and increases in interest and dividend income in the consolidated hedge funds of $34.1 million. Substantially all interest and other income of our Consolidated Funds and CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $2,492.8 million for the nine months ended September 30, 2013, an increase of $861.8 million from $1,631.0 million for the nine months ended September 30, 2012. The increase is due primarily to an increase in total compensation and benefits, interest and other expenses of Consolidated Funds, and general, administrative and other expenses, which increased $652.7 million, $100.9 million and $100.0 million, respectively.

Total compensation and benefits for the nine months ended September 30, 2013 increased $652.7 million, or 85% from $767.3 million for the nine months ended September 30, 2012 to $1,420.0 million for the nine months ended September 30, 2013. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $2,492.8 million and $1,896.4 million in the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $596.4 million due primarily to an increase in compensation and benefits of $388.3 million, an increase in interest and other expenses of Consolidated Funds of $100.9 million, and an increase in general, administrative and other expenses of $100.0 million. The increase in compensation primarily reflects higher performance fee related compensation corresponding to the increase in performance fees.

Compensation and Benefits. Base compensation and benefits increased $123.3 million, or 28%, for the nine months ended September 30, 2013 as compared to 2012, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals for periods subsequent to our initial public offering in May 2012. Also contributing to the increase was $21.2 million of increased compensation expense in 2013 as compared to 2012 from the value of employment-based contingent cash consideration associated with the Partnership’s acquisitions and $15.7 million of increased compensation expense in 2013 associated with fundraising activities. Base compensation and benefits attributable to senior Carlyle professionals was $67.0 million for the period from January 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $556.3 million and $500.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Equity-based compensation increased $109.6 million from $147.4 million for the nine months ended September 30, 2012 to $257.0 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, equity-based compensation included $88.4 million of equity-based compensation associated with grants of deferred restricted common units and phantom deferred restricted common units and the issuance of unvested Carlyle Holdings partnership units. Also included in equity-based compensation for the nine months ended September 30, 2012 is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012.

Excluding the equity-based compensation in 2012 associated with the exchange of carried interest rights, the increase in equity-based compensation from 2012 to 2013 was due primarily to the equity-based compensation expense for 2012 representing approximately five months of equity-based compensation expense (from the grant in May 2012 through September 30, 2012) versus nine months of compensation expense for 2013. Additionally, the increase was due to $47.9 million of compensation expense recorded in 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. Also contributing to the increase was (i) compensation expense recognized in 2013 for grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012; (ii) an increase in compensation expense associated with the unvested Carlyle Holdings partnership units from revisions to the estimated forfeiture rates in 2013 and from modifications to the vesting terms of certain awards; and (iii) $2.7 million of compensation expense associated with the unvested common units issued in conjunction with the AlpInvest acquisition in 2013.

Performance fee related compensation expense increased $419.8 million for the nine months ended September 30, 2013 as compared to 2012. Performance fee related compensation expense attributable to senior Carlyle professionals was $197.4 million for the period from April 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee compensation expense would have been $606.7 million and $384.3 million for the nine months ended September 30, 2013 and 2012, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation as a percentage of performance fees was 50% and 49% for the nine months ended September 30, 2013 and 2012, respectively.

Total compensation and benefits would have been $1,420.0 million and $1,031.7 million for the nine months ended September 30, 2013 and 2012, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $100.0 million for the nine months ended September 30, 2013 as compared to 2012. This increase was driven primarily by (i) an increase of approximately $32.8 million in amortization expense, primarily from intangible assets acquired in 2012; (ii) an increase of $39.8 million associated with fundraising activities; and (iii) an impairment loss of $20.8 million to reduce the carrying value of certain intangible assets to their estimated fair value.

Interest. Interest expense for the nine months ended September 30, 2013 was $33.8 million, an increase of $13.2 million from 2012. The increase is primarily attributable to a higher level of debt outstanding for the nine months ended September 30, 2013 as compared to 2012, as well as higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $100.9 million for the nine months ended September 30, 2013 as compared to 2012. This increase relates primarily to the four new CLOs formed throughout 2012 and the five new CLOs formed in 2013. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Other Non-operating Expenses. Other non-operating expenses of $1.9 million for the nine months ended September 30, 2013 reflects a decrease of $5.0 million from $6.9 million for the nine months ended September 30, 2012. The change is due primarily to a decrease in 2013 in the fair value of performance-based contingent consideration related to our acquisitions.

Net Investment Gains of Consolidated Funds. For the nine months ended September 30, 2013, net investment gains of Consolidated Funds were $420.1 million, as compared to $1,707.6 million for the nine months ended September 30, 2012. This balance is driven predominantly by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in millions)
Realized gains	$556.3	$557.7
Net change in unrealized gains and losses	443.7	1,853.2

Total gains on investments	1,000.0	2,410.9
Losses on liabilities of CLOs	(579.6)	(706.5)
Gains (losses) on other assets of CLOs	(0.3)	3.2

Net investment gains of Consolidated Funds	$420.1	$1,707.6

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the nine months ended September 30, 2013 and 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $648.0 million and $2,011.9 million, respectively; net investment gains attributable to the consolidated hedge funds and other consolidated funds of $233.5 million and $54.0 million, respectively; and the net appreciation (depreciation) of CLOs of $(461.4) million and $(358.3) million, respectively.

Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $441.4 million for the nine months ended September 30, 2013, as compared to $1,708.2 million for the nine months ended September 30, 2012. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the nine months ended September 30, 2013, the net income of our Consolidated Funds was approximately $378.5 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, hedge funds, and CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $619.7 million and $184.6 million, respectively, for the nine months ended September 30, 2013. The net income was partially offset by net losses from the consolidated CLOs of $391.1 million for the nine months ended September 30, 2013. The CLOs’ investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.

For the nine months ended September 30, 2012, the net income of our Consolidated Funds was approximately $1,693.5 million. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, offset by losses from the consolidated CLOs. The net income (loss) from the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs was approximately $1,942.1 million and $(220.2) million, respectively, for the nine months ended September 30, 2012.

Net Income Attributable to The Carlyle Group L.P. The net income attributable to the Partnership was $32.8 million for the nine months ended September 30, 2013. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 16% as of September 30, 2013). For the nine months ended September 30, 2013, the net income attributable to Carlyle Holdings was $228.9 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and nine months ended September 30, 2013 and 2012. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events, and for the periods prior to the reorganization and initial public offering in May 2012, treats compensation attributable to senior Carlyle professionals as compensation expense. Additionally, during the nine months ended September 30, 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Quarterly Report on Form 10-Q has been recast to conform with the revised definition. See Note 18 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$281.2	$233.9	$771.2	$694.3
Portfolio advisory fees, net	5.0	4.6	15.3	19.6
Transaction fees, net	5.9	7.2	23.1	13.6

Total fund level fee revenues	292.1	245.7	809.6	727.5
Performance fees
Realized	103.1	276.4	544.6	668.5
Unrealized	219.6	49.0	604.4	87.6

Total performance fees	322.7	325.4	1,149.0	756.1
Investment income (loss)
Realized	(0.7)	4.6	4.6	10.7
Unrealized	(2.1)	3.8	2.5	35.0

Total investment income (loss)	(2.8)	8.4	7.1	45.7
Interest and other income	2.6	4.4	9.0	9.5

Total revenues	614.6	583.9	1,974.7	1,538.8
Segment Expenses
Compensation and benefits
Direct base compensation	111.4	97.9	320.4	304.9
Indirect base compensation	41.2	32.9	109.8	102.2
Equity-based compensation	4.0	0.6	10.8	1.2
Performance fee related
Realized	41.8	120.2	224.0	293.8
Unrealized	123.7	40.6	290.6	69.6

Total compensation and benefits	322.1	292.2	955.6	771.7
General, administrative, and other indirect expenses	80.0	62.3	224.3	177.7
Depreciation and amortization expense	6.2	6.2	18.7	15.4
Interest expense	11.8	4.7	31.9	20.6

Total expenses	420.1	365.4	1,230.5	985.4

Economic Net Income	$194.5	$218.5	$744.2	$553.4

(-) Net Performance Fees	157.2	164.6	634.4	392.7
(-) Investment Income (Loss)	(2.8)	8.4	7.1	45.7

(=) Fee Related Earnings	$40.1	$45.5	$102.7	$115.0

(+) Realized Net Performance Fees	61.3	156.2	320.6	374.7
(+) Realized Investment Income (Loss)	(0.7)	4.6	4.6	10.7
(+) Equity-based Compensation	4.0	0.6	10.8	0.6

(=) Distributable Earnings	$104.7	$206.9	$438.7	$501.0

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income (loss) before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Income (loss) before provision for income taxes	$(8.6)	$602.5	$729.7	$2,294.4
Adjustments:
Partner compensation(1)	—	—	—	(265.4)
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	76.2	52.6	251.4	146.2
Acquisition related charges and amortization of intangibles	94.5	43.4	209.5	89.0
Losses associated with debt refinancing activities	—	—	1.9	—
Other non-operating expenses	7.6	10.3	1.9	6.9
Net (income) loss attributable to non-controlling interests in consolidated entities	26.6	(485.4)	(441.4)	(1,708.2)
Provision for income taxes attributable to non-controlling interests in consolidated entities	—	(4.0)	(11.7)	(9.7)
Severance and lease terminations	(0.1)	0.9	3.9	5.0
Other adjustments	(1.7)	(1.8)	(1.0)	(4.8)

Economic Net Income	$194.5	$218.5	$744.2	$553.4

Net performance fees(2)	157.2	164.6	634.4	392.7
Investment income (loss)(2)	(2.8)	8.4	7.1	45.7

Fee Related Earnings	$40.1	$45.5	$102.7	$115.0

Realized performance fees, net of related compensation(2)	61.3	156.2	320.6	374.7
Investment income (loss) — realized(2)	(0.7)	4.6	4.6	10.7
Equity-based compensation	4.0	0.6	10.8	1.2

Distributable Earnings	$104.7	$206.9	$438.7	$501.6

(1) –	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in our consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

(2) –	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$108.6	$(5.5)	$103.1
Unrealized	211.9	7.7	219.6

Total performance fees	320.5	2.2	322.7
Performance fee related compensation expense
Realized	45.4	(3.6)	41.8
Unrealized	113.5	10.2	123.7

Total performance fee related compensation expense	158.9	6.6	165.5
Net performance fees
Realized	63.2	(1.9)	61.3
Unrealized	98.4	(2.5)	95.9

Total net performance fees	$161.6	$(4.4)	$157.2

Investment income (loss)
Realized	$(3.1)	$2.4	$(0.7)
Unrealized	8.1	(10.2)	(2.1)

Total investment income (loss)	$5.0	$(7.8)	$(2.8)

	Three Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$291.4	$(15.0)	$276.4
Unrealized	64.9	(15.9)	49.0

Total performance fees	356.3	(30.9)	325.4
Performance fee related compensation expense
Realized	121.9	(1.7)	120.2
Unrealized	41.5	(0.9)	40.6

Total performance fee related compensation expense	163.4	(2.6)	160.8
Net performance fees
Realized	169.5	(13.3)	156.2
Unrealized	23.4	(15.0)	8.4

Total net performance fees	$192.9	$(28.3)	$164.6

Investment income
Realized	$9.8	$(5.2)	$4.6
Unrealized	0.4	3.4	3.8

Total investment income	$10.2	$(1.8)	$8.4

	Nine Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$564.6	$(20.0)	$544.6
Unrealized	657.4	(53.0)	604.4

Total performance fees	1,222.0	(73.0)	1,149.0
Performance fee related compensation expense
Realized	232.2	(8.2)	224.0
Unrealized	374.5	(83.9)	290.6

Total performance fee related compensation expense	606.7	(92.1)	514.6
Net performance fees
Realized	332.4	(11.8)	320.6
Unrealized	282.9	30.9	313.8

Total net performance fees	$615.3	$19.1	$634.4

Investment income
Realized	$5.4	$(0.8)	$4.6
Unrealized	11.0	(8.5)	2.5

Total investment income	$16.4	$(9.3)	$7.1

	Nine Months Ended September 30, 2012
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$688.7	$(20.2)	$668.5
Unrealized	88.0	(0.4)	87.6

Total performance fees	776.7	(20.6)	756.1
Performance fee related compensation expense
Realized	188.3	105.5	293.8
Unrealized	(1.4)	71.0	69.6

Total performance fee related compensation expense	186.9	176.5	363.4
Net performance fees
Realized	500.4	(125.7)	374.7
Unrealized	89.4	(71.4)	18.0

Total net performance fees	$589.8	$(197.1)	$392.7

Investment income
Realized	$11.4	$(0.7)	$10.7
Unrealized	27.3	7.7	35.0

Total investment income	$38.7	$7.0	$45.7

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the Non-GAAP results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road, ESG, and Vermillion, and Carlyle’s 60% economic interest in AlpInvest (for periods prior to August 1, 2013), in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$159.4	$177.2	$505.0	$356.6
Global Market Strategies	10.1	36.0	161.2	106.1
Real Assets	0.4	1.6	31.6	73.9
Solutions	24.6	3.7	46.4	16.8

Economic Net Income	$194.5	$218.5	$744.2	$553.4

Distributable Earnings
Corporate Private Equity	$53.6	$145.0	$251.4	$326.7
Global Market Strategies	24.2	27.7	111.6	82.6
Real Assets	11.5	30.8	48.7	80.3
Solutions	15.4	3.4	27.0	12.0

Distributable Earnings	$104.7	$206.9	$438.7	$501.6

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and Vermillion based on our 55% economic interest in those entities. For periods prior to August 1, 2013 (the date we acquired the remaining 40% equity interest in AlpInvest), we present our segment revenues and expenses based on our historical ownership interest in AlpInvest of 60%. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or is issued in acquisitions and strategic investments. Finally, for periods prior to the reorganization and initial public offering in May 2012, ENI includes an expense for base and performance fee related compensation attributable to senior Carlyle professionals, which was accounted for as distributions from equity in the consolidated GAAP basis financial statements.

Additionally, during the second quarter of 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Quarterly Report on Form 10-Q has been recast to conform with the revised definition.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$131.0	$124.8	$348.1	$372.7
Portfolio advisory fees, net	4.7	3.1	13.7	15.0
Transaction fees, net	5.7	6.2	20.1	9.4

Total fund level fee revenues	141.4	134.1	381.9	397.1
Performance fees
Realized	79.1	241.4	442.8	545.0
Unrealized	182.2	72.8	421.0	44.4

Total performance fees	261.3	314.2	863.8	589.4
Investment income (loss)
Realized	1.6	(0.2)	5.1	2.1
Unrealized	5.5	(1.0)	10.7	17.2

Total investment income (loss)	7.1	(1.2)	15.8	19.3
Interest and other income	1.5	3.4	4.2	6.4

Total revenues	411.3	450.5	1,265.7	1,012.2
Segment Expenses
Compensation and benefits
Direct base compensation	53.9	56.2	158.9	166.3
Indirect base compensation	27.6	19.9	69.4	64.8
Equity-based compensation	2.1	0.4	5.9	0.8
Performance fee related
Realized	34.6	115.6	201.3	264.2
Unrealized	79.8	39.2	172.2	30.9

Total compensation and benefits	198.0	231.3	607.7	527.0
General, administrative, and other indirect expenses	43.7	36.0	124.3	107.7
Depreciation and amortization expense	3.3	3.5	10.2	9.0
Interest expense	6.9	2.5	18.5	11.9

Total expenses	251.9	273.3	760.7	655.6

Economic Net Income	$159.4	$177.2	$505.0	$356.6

(-) Net Performance Fees	146.9	159.4	490.3	294.3
(-) Investment Income (Loss)	7.1	(1.2)	15.8	19.3

(=) Fee Related Earnings	$5.4	$19.0	$(1.1)	$43.0

(+) Realized Net Performance Fees	44.5	125.8	241.5	280.8
(+) Realized Investment Income (Loss)	1.6	(0.2)	5.1	2.1
(+) Equity-based Compensation	2.1	0.4	5.9	0.8

(=) Distributable Earnings	$53.6	$145.0	$251.4	$326.7

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Total fee revenues were $141.4 million for the three months ended September 30, 2013, representing an increase of $7.3 million, or 5%, from the three months ended September 30, 2012. This increase reflects an increase in fund management fees of $6.2 million and an increase in net portfolio advisory fees of $1.6 million, partially offset by a decrease in net transaction fees of $0.5 million. The weighted average management fee rate decreased from 1.32% at September 30, 2012 to 1.11% at September 30, 2013. This decrease was due primarily to the expiration of the investment period in our third European buyout (“CEP III”) and second Japan buyout (“CJP II”) funds, prior to the raising of a successor fund. Also contributing to the decrease in the weighted average management fee rate was the step-down in the management fee rate for CP V during the three months ended September 30, 2013. Fee-earning AUM was $41.9 billion and $36.9 billion as of September 30, 2013 and 2012, respectively, reflecting an increase of $5.0 billion.

Interest and other income was $1.5 million for the three months ended September 30, 2013, a decrease from $3.4 million for the three months ended September 30, 2012.

Total compensation and benefits was $198.0 million and $231.3 million for the three months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $114.4 million and $154.8 million, or 44% and 49% of performance fees, for the three months ended September 30, 2013 and 2012, respectively. As part of the reorganization and initial public offering in May 2012, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to approximately 45%.

Direct and indirect base compensation expense increased $5.4 million for the three months ended September 30, 2013, or 7% more than the three months ended September 30, 2012, primarily reflecting higher compensation associated with fundraising activities for buyout funds.

Equity-based compensation was $2.1 million for the three months ended September 30, 2013, an increase from $0.4 million for the three months ended September 30, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $7.7 million for the three months ended September 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for buyout funds.

Depreciation and amortization expense was $3.3 million for the three months ended September 30, 2013, a decrease from $3.5 million in 2012.

Interest expense increased $4.4 million, or 176%, for the three months ended September 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings and higher interest rates in 2013 as compared to 2012.

Economic Net Income. ENI was $159.4 million for the three months ended September 30, 2013, reflecting a 10% decrease as compared to ENI of $177.2 million for the three months ended September 30, 2012. The decrease in ENI in the third quarter of 2013 was driven primarily by a $13.6 million decrease in fee related earnings and a $12.5 million decrease in net performance fees as compared to 2012. These decreases were partially offset by an $8.3 million increase in investment income.

Fee Related Earnings. Fee related earnings were $5.4 million for the three months ended September 30, 2013, as compared to $19.0 million for the three months ended September 30, 2012, representing a decrease of $13.6 million. The decrease in fee related earnings is primarily attributable to increases in general, administrative and other indirect expenses of $7.7 million and interest expense of $4.4 million.

Performance Fees. Performance fees decreased $52.9 million for the three months ended September 30, 2013 as compared to 2012. Performance fees of $261.3 million and $314.2 million are inclusive of performance fees reversed of approximately $19.8 million and $18.2 million during the three months ended September 30, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2013	2012
	(Dollars in millions)
Buyout funds	$246.3	$322.4
Growth Capital funds	15.0	(8.2)

Performance fees	$261.3	$314.2

The $261.3 million in performance fees for the three months ended September 30, 2013 primarily was driven by performance fees for CP V of $120.6 million, CP IV of $94.0 million, and CGFSP I of $32.6 million. The third quarter 2013 and 2012 appreciation in the remaining value of assets for funds in this segment was approximately 5% for both periods. Comparatively, the $314.2 million of performance fees for the three months ended September 30, 2012 primarily was driven by performance fees for CP V of $114.2 million, CAP II of $87.5 million, and CP IV of $79.0 million.

During the three months ended September 30, 2013, net performance fees were $146.9 million or 56% of performance fees and $12.5 million less than the net performance fees in the third quarter of 2012.

Investment Income. Investment income for the three months ended September 30, 2013 was $7.1 million compared to a loss of $1.2 million in the third quarter of 2012. The increase primarily relates to increases in unrealized investment income related to buyout funds.

Distributable Earnings. Distributable earnings decreased $91.4 million for the three months ended September 30, 2013 to $53.6 million from $145.0 million for the same period in 2012. This primarily reflects a decrease in realized net performance fees of $81.3 million for the three months ended September 30, 2013 as compared to 2012, and a decrease in fee related earnings of $13.6 million for the three months ended September 30, 2013 as compared to 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Total fee revenues were $381.9 million for the nine months ended September 30, 2013, representing a decrease of $15.2 million, or 4%, from the nine months ended September 30, 2012. This decrease reflects a $24.6 million decrease in fund management fees and a decrease in net portfolio advisory fees of $1.3 million. These decreases were partially offset by an increase in net transaction fees of $10.7 million. The weighted average management fee rate decreased from 1.32% at September 30, 2012 to 1.11% at September 30, 2013. This decrease was due primarily to the expiration of the investment period in CEP III and CJP II funds, prior to the raising of a successor fund. Also contributing to the decrease in the weighted average management fee rate was the step-down in the management fee rate for CP V during the nine months ended September 30, 2013. Fee-earning AUM was $41.9 billion and $36.9 billion as of September 30, 2013 and 2012, respectively, reflecting an increase of $5.0 billion. The decrease in net portfolio fees was primarily due to fewer portfolio advisory fees received in 2013 upon the sale or public offering of portfolio companies as compared to 2012. The increase in net transaction fees resulted primarily from several significant transaction fees that were generated by two of the buyout funds in 2013.

Interest and other income was $4.2 million for the nine months ended September 30, 2013, a decrease from $6.4 million for the nine months ended September 30, 2012.

Total compensation and benefits was $607.7 million and $527.0 million for the nine months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $373.5 million and $295.1 million, or 43% and 50% of performance fees, for the nine months ended September 30, 2013 and 2012, respectively. As part of the reorganization and initial public offering in May 2012, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to approximately 45%.

Direct and indirect base compensation expense decreased $2.8 million for the nine months ended September 30, 2013, or 1% less than the nine months ended September 30, 2012, primarily reflecting adjustments to reflect lower expected annual bonuses, partially offset by higher compensation associated with fundraising activities.

Equity-based compensation was $5.9 million for the nine months ended September 30, 2013, an increase from $0.8 million for the nine months ended September 30, 2012. The increase is due primarily to equity-based compensation expense for 2012 representing approximately five months of equity-based compensation expense (from the grant in May 2012 through September 30, 2012) versus nine months of compensation expense for 2013. Also contributing to the increase is expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $16.6 million for the nine months ended September 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for buyout funds.

Depreciation and amortization expense was $10.2 million for the nine months ended September 30, 2013, an increase from $9.0 million in 2012.

Interest expense increased $6.6 million, or 55%, for the nine months ended September 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings and higher interest rates in 2013 as compared to 2012.

Economic Net Income. ENI was $505.0 million for the nine months ended September 30, 2013, reflecting a 42% increase as compared to ENI of $356.6 million for the nine months ended September 30, 2012. The increase in ENI in the nine months ended September 30, 2013 was driven by a $196.0 million increase in net performance fees as compared to 2012, partially offset by decreases of $44.1 million in fee related earnings and $3.5 million in investment income.

Fee Related Earnings. Fee related earnings were $(1.1) million for the nine months ended September 30, 2013, as compared to $43.0 million for the nine months ended September 30, 2012, representing a decrease of $44.1 million. The decrease in fee related earnings is primarily attributable to an increase in general, administrative and other indirect expenses of $16.6 million, a decrease in fee revenues of $15.2 million, and an increase in interest expense of $6.6 million.

Performance Fees. Performance fees increased $274.4 million for the nine months ended September 30, 2013 as compared to 2012. Performance fees of $863.8 million and $589.4 million are inclusive of performance fees reversed of approximately $7.9 million and $13.3 million during the nine months ended September 30, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Buyout funds	$844.4	$584.2
Growth Capital funds	19.4	5.2

Performance fees	$863.8	$589.4

The $863.8 million in performance fees for the nine months ended September 30, 2013 primarily was driven by performance fees for CP V and CP IV of $461.1 million and $291.7 million, respectively. The total 2013 and 2012 appreciation in the remaining value of assets for funds in this segment was approximately 20% and 12%, respectively. Comparatively, the $589.4 million of performance fees for the nine months ended September 30, 2012 primarily was driven by performance fees for CP IV, CP V, and CAP II of $197.8 million, $190.3 million, and $110.1 million, respectively.

During the nine months ended September 30, 2013, net performance fees were $490.3 million or 57% of performance fees and $196.0 million more than the net performance fees in the nine months ended September 30, 2012.

Investment Income. Investment income for the nine months ended September 30, 2013 was $15.8 million compared to $19.3 million in the nine months ended September 30, 2012. The decrease in investment income from 2012 to 2013 relates primarily to the distribution in March 2012, in conjunction with the reorganization and initial public offering, of certain investments that were funded by certain existing and former owners of Carlyle indirectly through Carlyle; those investments generated unrealized investment income for the nine months ended September 30, 2012.

Distributable Earnings. Distributable earnings decreased $75.3 million for the nine months ended September 30, 2013 to $251.4 million from $326.7 million for the same period in 2012. This decrease primarily reflects a reduction in fee related earnings of $44.1 million and a decrease in realized net performance fees of $39.3 million.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2013	2012
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$16,890	$29,006
Fee-earning AUM based on invested capital	25,023	7,941

Balance, End of Period	$41,913	$36,947

Weighted Average Management Fee Rates (2)
All Funds	1.13%	1.32%
Funds in Investment Period	1.42%	1.38%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$38,507	$37,129	$33,840	$37,996
Inflows, including Commitments (1)	3,877	285	14,500	698
Outflows, including Distributions (2)	(761)	(669)	(5,813)	(1,707)
Foreign Exchange and other (3)	290	202	(614)	(40)

Balance, End of Period	$41,913	$36,947	$41,913	$36,947

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $41.9 billion at September 30, 2013, an increase of $3.4 billion, or 9%, compared to $38.5 billion at June 30, 2013. Inflows of $3.9 billion were primarily a result of limited partner commitments raised by CP VI, CEP IV, CAP IV, our third Japan buyout (“CJP III”) fund, and our Sub-Saharan Africa buyout (“CSSAF I”) fund. This was offset by outflows of $0.8 billion, which includes the corresponding change in basis for our Middle East (“MENA”) fund, in addition to the impact of distributions in funds outside of the investment period, and a $0.3 billion foreign exchange gain. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on Fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $41.9 billion at September 30, 2013, an increase of $8.1 billion, or approximately 24%, compared to $33.8 billion at December 31, 2012. Inflows of $14.5 billion were primarily a result of limited partner commitments raised by CP VI, CAP IV, CGFSP II, CAP IV, CEP IV, CSSAF I, and CJP III. This was offset by outflows of $5.8 billion, which includes the corresponding change in basis for CP V, our third Asia buyout fund (“CAP III”) and our first financial services buyout fund (“CGFSP I”), in addition to distributions in funds outside the investment period and a $0.6 billion foreign exchange loss.

Fee-earning AUM was $41.9 billion at September 30, 2013, an increase of $5.0 billion, or approximately 13%, compared to $36.9 billion at September 30, 2012. This increase reflects new limited partner commitments raised by several of our buyout funds, including CP VI, CAP IV, CGFSP II, and CEP IV, offset by the corresponding change in basis for predecessor funds, the expiration of the investment period for MENA, as well as distributions in various funds outside of their original investment period.

Fee-earning AUM was $36.9 billion at September 30, 2012, a decrease of $0.2 billion, or less than 1%, compared to $37.1 billion at June 30, 2012. Outflows of $0.7 billion were principally a result of distributions from several buyout funds that were outside of their investment period. Inflows of $0.3 billion were primarily related to limited partner commitments raised by our equity opportunities fund (“CEOF”), as well as equity invested by various funds outside of their investment period.

Fee-earning AUM was $36.9 billion at September 30, 2012, a decrease of $1.1 billion, or 3%, compared to $38.0 billion at December 31, 2011. Outflows of $1.7 billion were principally a result of distributions from several of the funds outside of their investment period. Inflows of $0.7 billion were primarily related to limited partner commitments raised by our Peru buyout fund (“CPF I”), CSSAF I, and CEOF, as well as equity invested by various funds outside of their investment period.

Total AUM as of and for the Three and Nine Months Ended September 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$20,098	$37,794	$57,892	$17,642	$35,696	$53,338
Commitments (1)	3,652	—	3,652	8,905	—	8,905
Capital Called, net (2)	(1,178)	1,057	(121)	(4,115)	3,931	(184)
Distributions (3)	158	(1,791)	(1,633)	382	(6,925)	(6,543)
Market Appreciation/(Depreciation) (4)	—	1,931	1,931	—	6,628	6,628
Foreign Exchange and other (5)	85	369	454	1	30	31

Balance, End of Period	$22,815	$39,360	$62,175	$22,815	$39,360	$62,175

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $62.2 billion at September 30, 2013, an increase of $4.3 billion, or approximately 7%, compared to $57.9 billion at June 30, 2013. This increase was primarily driven by $3.7 billion in new commitments for several funds and co-investment vehicles, including CP VI, CAP IV, CEP IV, and CJP III, as well as $1.9 billion in market appreciation. Our portfolio experienced a 5% increase in value over the period, due to a 5% increase across our buyout funds, and a 7% increase across our growth capital funds. The 5% increase in our buyout funds was primarily driven by appreciation in CP IV, CP V and CEP III. This increase was partially offset by distributions of $1.6 billion.

Total AUM was $62.2 billion at September 30, 2013, an increase of $8.8 billion, or approximately 17%, compared to $53.3 billion at December 31, 2012. This increase was primarily driven by new commitments of $8.9 billion for several funds and co-investment vehicles, including CP VI, CEP IV and CAP IV, as well as $6.6 billion of market appreciation across our portfolio, which experienced a 20% increase in value over the period, due to a 20% increase across our buyout funds, and an 11% increase across our growth capital funds. The 20% increase in our buyout funds was primarily driven by appreciation in CP IV, CP V, CAP III and CEP III. This increase was partially offset by distributions of $6.5 billion.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as September 30, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of September 30, 2013					as of September 30, 2013
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
		(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,071.5	3.0x	34%	25%	$1,362.4	$4,071.5	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.6	2.5x	27%	21%	$4,031.6	$10,146.6	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$16,909.6	2.2x	16%	13%	$5,063.6	$12,477.9	2.5x	19%
CP V	5/2007	$13,719.7	$12,165.1	$19,741.4	1.6x	18%	13%	$3,033.8	$7,269.3	2.4x	28%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€3,762.6	1.8x	37%	20%	€1,230.8	€3,059.2	2.5x	61%
CAP I	12/1998	$750.0	$627.7	$2,491.0	4.0x	25%	18%	$627.7	$2,491.0	4.0x	25%
CAP II	2/2006	$1,810.0	$1,626.6	$2,833.1	1.7x	12%	8%	$664.7	$1,950.5	2.9x	27%
CAP III	5/2008	$2,551.6	$2,238.3	$2,855.9	1.3x	12%	7%	$585.7	$1,039.1	1.8x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥134,285.1	2.8x	61%	37%	¥39,756.6	¥130,976.9	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥149,199.4	1.1x	1%	(3%)	¥31,806.1	¥52,822.8	1.7x	22%
CGFSP I	9/2008	$1,100.2	$1,007.2	$1,486.6	1.5x	17%	10%	$184.3	$435.7	2.4x	27%
All Other Funds(9)	Various		$3,814.2	$5,635.6	1.5x	16%	6%	$2,559.0	$4,300.7	1.7x	20%
Coinvestments and Other(10)	Various		$7,554.7	$18,304.3	2.4x	36%	33%	$4,759.9	$14,623.3	3.1x	36%

Total Fully Invested Funds			$48,066.6	$95,331.1	2.0x	27%	19%	$26,595.2	$67,694.4	2.5x	30%

Funds in the Investment Period(6)
CP VI(12)	5/2012	$11,588.3	n/a	n/a	n/a	n/a	n/m
CEP III	12/2006	€5,294.9	€4,966.4	€6,705.9	1.4x	11%	8%
CAP IV(12)	11/2012	$1,442.6	n/a	n/a	n/a	n/a	n/m
CAGP IV	6/2008	$1,041.4	$665.2	$805.9	1.2x	10%	1%
CEOF I	5/2011	$1,119.1	$388.0	$457.3	1.2x	19%	7%
All Other Funds(11)	Various		$1,022.0	$1,288.7	1.3x	12%	1%

Total Funds in the Investment Period			$8,795.6	$11,626.2	1.3x	11%	7%	$1,013.1	$2,114.6	2.1x	22%

TOTAL CORPORATE PRIVATE EQUITY(13)			$56,862.3	$106,957.3	1.9x	26%	18%	$27,608.3	$69,809.0	2.5x	30%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.

(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III , Mexico and MENA.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CJP III, CGFSP II, CSABF, CSSAF, CETP II, CBPF and CPF I.
(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI and November 2012 for CAP IV.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG, and Vermillion. Vermillion was acquired on October 1, 2012. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$65.7	$58.2	$205.8	$166.3
Portfolio advisory fees, net	0.1	0.8	0.8	2.0
Transaction fees, net	—	0.3	0.1	0.3

Total fund level fee revenues	65.8	59.3	206.7	168.6
Performance fees
Realized	5.8	0.9	47.8	34.6
Unrealized	(13.6)	5.7	73.7	22.4

Total performance fees	(7.8)	6.6	121.5	57.0
Investment income (loss)
Realized	2.0	4.6	16.1	8.7
Unrealized	3.2	0.8	(3.6)	9.3

Total investment income (loss)	5.2	5.4	12.5	18.0
Interest and other income	0.7	0.5	3.3	1.5

Total revenues	63.9	71.8	344.0	245.1
Segment Expenses
Compensation and benefits
Direct base compensation	23.6	17.4	74.2	62.3
Indirect base compensation	4.6	5.9	14.9	15.3
Equity-based compensation	0.6	—	1.6	0.1
Performance fee related
Realized	0.8	0.2	17.2	18.7
Unrealized	3.1	(1.8)	18.9	8.1

Total compensation and benefits	32.7	21.7	126.8	104.5
General, administrative, and other indirect expenses	17.8	11.7	46.8	28.1
Depreciation and amortization expense	1.2	1.1	3.5	2.5
Interest expense	2.1	1.3	5.7	3.9

Total expenses	53.8	35.8	182.8	139.0

Economic Net Income	$10.1	$36.0	$161.2	$106.1

(-) Net Performance Fees	(11.7)	8.2	85.4	30.2
(-) Investment Income	5.2	5.4	12.5	18.0

(=) Fee Related Earnings	$16.6	$22.4	$63.3	$57.9

(+) Realized Net Performance Fees	5.0	0.7	30.6	15.9
(+) Realized Investment Income	2.0	4.6	16.1	8.7
(+) Equity-based Compensation	0.6	—	1.6	0.1

(=) Distributable Earnings	$24.2	$27.7	$111.6	$82.6

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Total fee revenues were $65.8 million for the three months ended September 30, 2013, an increase of $6.5 million from 2012. The increase primarily was due to an increase of $5.7 million in management fees from the Claren Road and ESG hedge funds from greater assets under management and $2.5 million of incremental management fees from the acquisition of Vermillion on October 1, 2012. The weighted average management fee rate for our carry funds and hedge funds collectively was 1.74% and 1.78% as of September 30, 2013 and 2012, respectively. The weighted average management fee rate on our hedge funds decreased from 1.87% at September 30, 2012 to 1.79% at September 30, 2013 due to lower rates charged on the Vermillion hedge funds. The weighted average management fee rate on our carry funds increased from 1.45% at September 30, 2012 to 1.53% at September 30, 2013 due to increased commitments to our first energy mezzanine fund (“CEMOF I”) and our third distressed and corporate opportunities fund (“CSP III”), which are both currently in the investment period. Fee-earning AUM was $33.7 billion and $28.5 billion as of September 30, 2013 and 2012, respectively, reflecting an increase of $5.2 billion.

Interest and other income was $0.7 million for the three months ended September 30, 2013 as compared to $0.5 million for the same period in 2012.

Total compensation and benefits was $32.7 million and $21.7 million for the three months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $3.9 million and $(1.6) million, for the three months ended September 30, 2013 and 2012, respectively. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our segment results, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $4.9 million for the three months ended September 30, 2013 as compared to 2012, which primarily relates to the acquisition of Vermillion and higher compensation associated with fundraising activities for the business development companies, partially offset by adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $0.6 million for the three months ended September 30, 2013, an increase from $0 for the three months ended September 30, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $6.1 million to $17.8 million for the three months ended September 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for the business development companies.

Depreciation and amortization expense was $1.2 million for the three months ended September 30, 2013, an increase from $1.1 million in 2012.

Interest expense increased $0.8 million, or 62%, for the three months ended September 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings and higher interest rates in 2013 as compared to 2012.

Economic Net Income. ENI was $10.1 million for the three months ended September 30, 2013, a decrease of $25.9 million from $36.0 million for the three months ended September 30, 2012. The decrease in ENI for the three months ended September 30, 2013 as compared to 2012 was primarily driven by a decrease in net performance fees of $19.9 million and fee related earnings of $5.8 million.

Fee Related Earnings. Fee related earnings decreased $5.8 million to $16.6 million for the three months ended September 30, 2013 as compared to 2012. The decrease primarily was due to increases in general, administrative and other indirect expenses of $6.1 million and increases in base compensation of $4.9 million, partially offset by an increase in fee revenues of $6.5 million.

Performance Fees. Performance fees of $(7.8) million and $6.6 million for the three months ended September 30, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $25.6 million and $4.7 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2013	2012
	(Dollars in millions)
Carry funds	$(1.4)	$3.1
Hedge funds	(7.8)	2.9
Structured credit funds	1.4	0.6

Performance fees	$(7.8)	$6.6

Performance fees for the three months ended September 30, 2013 were generated primarily by the hedge funds, including $(14.8) million from the Claren Road Master Fund. Performance fees for the three months ended September 30, 2012 were generated primarily by the carry funds, including $4.6 million of performance fees from CSP II.

Net performance fees decreased $19.9 million to $(11.7) million for the three months ended September 30, 2013 as compared to $8.2 million for the same period in 2012.

Investment Income. Investment income was $5.2 million for the three months ended September 30, 2013 as compared to $5.4 million for the same period in 2012.

Distributable Earnings. Distributable earnings decreased $3.5 million to $24.2 million for the three months ended September 30, 2013 from $27.7 million for the three months ended September 30, 2012. The decrease related primarily to a decrease in fee related earnings of $5.8 million and realized investment income of $2.6 million for the three months ended September 30, 2013 as compared to 2012. These decreases were partially offset by increases in realized net performance fees of $4.3 million for the three months ended September 30, 2013 as compared to 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Total fee revenues were $206.7 million for the nine months ended September 30, 2013, an increase of $38.1 million from 2012. The increase was due primarily to approximately $10.4 million of “catch-up” management fees earned from a subsequent closing of CSP III during the nine months ended September 30, 2013, an increase of $12.5 million in management fees from the Claren Road and ESG hedge funds from greater assets under management, and $10.7 million of incremental management fees from the acquisition of Vermillion on October 1, 2012. Also included in management fees for the nine months ended September 30, 2013 were $7.4 million of subordinated management fees earned from two CLOs that liquidated during the period. The weighted average management fee rate on our hedge funds decreased from 1.87% at September 30, 2012 to 1.79% at September 30, 2013 due to lower rates charged on the Vermillion hedge funds. The weighted average management fee rate on our carry funds increased from 1.45% at September 30, 2012 to 1.53% at September 30, 2013 due to increased commitments to CEMOF I and CSP III, which are both currently in the investment period. Fee-earning AUM was $33.7 billion and $28.5 billion as of September 30, 2013 and 2012, respectively, reflecting an increase of $5.2 billion.

Interest and other income was $3.3 million for the nine months ended September 30, 2013 as compared to $1.5 million for the same period in 2012.

Total compensation and benefits was $126.8 million and $104.5 million for the nine months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $36.1 million and $26.8 million for the nine months ended September 30, 2013 and 2012, respectively. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our segment results, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $11.5 million for the nine months ended September 30, 2013 as compared to 2012, which primarily relates to the acquisition of Vermillion and higher compensation associated with fundraising activities for the business development companies, partially offset by adjustments to reflect lower expected annual bonuses.

Equity-based compensation was $1.6 million for the nine months ended September 30, 2013, an increase from $0.1 million for the nine months ended September 30, 2012. The increase is due primarily to equity-based compensation expense for 2012 representing approximately five months of equity-based compensation expense (from the grant in May 2012 through September 30, 2012) versus nine months of compensation expense for 2013. Also contributing to the increase is expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $18.7 million to $46.8 million for the nine months ended September 30, 2013 as compared to 2012. The expense increase primarily reflected higher expenses associated with fundraising activities for the business development companies and for carry funds.

Depreciation and amortization expense was $3.5 million for the nine months ended September 30, 2013, an increase from $2.5 million in 2012.

Interest expense increased $1.8 million, or 46%, for the nine months ended September 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings and higher interest rates in 2013 as compared to 2012.

Economic Net Income. ENI was $161.2 million for the nine months ended September 30, 2013, an increase of $55.1 million from $106.1 million for the nine months ended September 30, 2012. The increase in ENI for the nine months ended September 30, 2013 as compared to 2012 was primarily driven by an increase in net performance fees of $55.2 million and an increase in fee related earnings of $5.4 million. These increases were partially offset by a decrease in investment income of $5.5 million.

Fee Related Earnings. Fee related earnings increased $5.4 million to $63.3 million for the nine months ended September 30, 2013 as compared to 2012. The increase was primarily due to increases in fee revenues of $38.1 million, partially offset by increases in general, administrative and other indirect expenses of $18.7 million and base compensation expense of $11.5 million.

Performance Fees. Performance fees of $121.5 million and $57.0 million for the nine months ended September 30, 2013 and 2012, respectively, are inclusive of $0.3 million and $0.8 million of performance fees reversed. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Carry funds	$33.6	$46.1
Hedge funds	84.1	9.5
Structured credit funds	3.8	1.4

Performance fees	$121.5	$57.0

Performance fees for the nine months ended September 30, 2013 were generated primarily by the hedge funds, including $32.5 million from the Claren Road Master Fund and $26.6 million from the ESG Cross Border Equity fund, as well as the carry funds, including $30.2 million of performance fees from CSP II. Performance fees for the nine months ended September 30, 2012 were generated primarily by the carry funds, including $44.6 million from CSP II.

Net performance fees increased $55.2 million to $85.4 million for the nine months ended September 30, 2013 as compared to $30.2 million for the same period in 2012.

Investment Income. Investment income was $12.5 million for the nine months ended September 30, 2013 as compared to $18.0 million for the same period in 2012. During the nine months ended September 30, 2013, realized investment income was $16.1 million as compared to $8.7 million for the nine months ended September 30, 2012. The increase in realized investment income was due primarily to a realization of a debt investment in 2013 that resulted in a gain of approximately $10.0 million. Unrealized investment income was $(3.6) million for the nine months ended September 30, 2013 as compared to $9.3 million for the nine months ended September 30, 2012. The decrease in unrealized investment income was due primarily to the reclassification of the unrealized gain on the debt investment to a realized gain, as well as changes to the fair value of our investments in the equity tranches of our CLOs.

Distributable Earnings. Distributable earnings increased $29.0 million to $111.6 million for the nine months ended September 30, 2013 from $82.6 million for the nine months ended September 30, 2012. The increase related primarily to increases in net realized performance fees of $14.7 million, realized investment income of $7.4 million, and fee related earnings of $5.4 million for the nine months ended September 30, 2013 as compared to 2012.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2013	2012
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,439	$1,512
Fee-earning AUM based on invested capital	651	1,136
Fee-earning AUM based on collateral balances, at par	17,029	15,845
Fee-earning AUM based on net asset value	13,479	9,436
Fee-earning AUM based on lower of cost or fair value and other (2)	139	521

Balance, End of Period	$33,737	$28,450

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.74%	1.78%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value and gross asset value, less cash and cash equivalents.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,057	$27,740	$31,034	$23,186
Acquisitions	—	—	—	2,866
Inflows, including Commitments (1)	138	203	473	705
Outflows, including Distributions (2)	(49)	(46)	(416)	(428)
Subscriptions, net of Redemptions (3)	423	407	1,179	1,778
Changes in CLO collateral balances	(76)	171	728	675
Market Appreciation/(Depreciation) (4)	(6)	(131)	577	(200)
Foreign Exchange and other (5)	250	106	162	(132)

Balance, End of Period	$33,737	$28,450	$33,737	$28,450

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds.
(4)	Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(5)	Includes funds with fees based on gross asset value, less cash and cash equivalents, and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $0.7 billion, or 2%, compared to $33.1 billion at June 30, 2013. This increase was primarily a result of net subscriptions to our hedge funds of $0.4 billion, foreign exchange gains of $0.3 billion, and inflows of $0.1 billion from limited partner commitments to CSP III. This increase was offset by decreases in the aggregate par value of our CLO collateral balances of $0.1 billion.

Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $2.7 billion, or approximately 9%, compared to $31.0 billion at December 31, 2012. This increase was primarily a result of net subscriptions to our hedge funds of $1.2 billion, increases in the aggregate par value of our CLO collateral balances of $0.7 billion and market appreciation of $0.6 billion. Outflows of $0.4 billion were primarily driven by distributions from funds outside the investment period. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $5.3 billion, or approximately 19%, compared to $28.5 billion at September 30, 2012. This increase was driven by the acquisition of a 55% equity interest in Vermillion Asset Management, additional closes in CEMOF I and CSP III, and net subscriptions to our existing hedge funds.

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

Total AUM as of and for the Three and Nine Months Ended September 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,797	$32,946	$34,743	$1,820	$30,722	$32,542
Commitments (1)	(14)	—	(14)	259	—	259
Capital Called, net (2)	(184)	309	125	(548)	704	156
Distributions (3)	41	(133)	(92)	109	(861)	(752)
Subscriptions, net of Redemptions (4)	—	419	419	—	1,290	1,290
Changes in CLO collateral balances (5)	—	(52)	(52)	—	819	819
Market Appreciation/(Depreciation) (6)	—	31	31	—	936	936
Foreign Exchange and other (7)	—	260	260	—	170	170

Balance, End of Period (8)	$1,640	$33,780	$35,420	$1,640	$33,780	$35,420

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds.
(5)	Represents the net change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $17.5 billion from our structured credit funds, $14.0 billion in our hedge funds, $3.6 billion (including $1.6 billion of Available Capital) in our carry funds, and $0.2 billion from our business development companies.

Total AUM was $35.4 billion at September 30, 2013, an increase of $0.7 billion, or approximately 2%, compared to $34.7 billion at June 30, 2013. This increase was driven by net subscriptions to our hedge funds of $0.4 billion, $0.3 billion of foreign exchange gain and $0.1 billion of capital calls, net of recycled capital, in our carry funds. These increases were partially offset by distributions of $0.1 billion from our carry funds.

Total AUM was $35.4 billion at September 30, 2013, an increase of $2.9 billion, or approximately 9%, compared to $32.5 billion at December 31, 2012. This increase was driven by net subscriptions to our hedge funds of $1.3 billion, an increase of $0.8 billion in the par value of our CLO collateral balances due to the launch of five new-issue CLOs totaling $2.7 billion, as well as market appreciation of $0.9 billion. These increases were partially offset by distributions of $0.8 billion from our carry funds.

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

			TOTAL INVESTMENTS
			as of September 30, 2013			Inception to September 30, 2013
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
	(Reported in Local Currency, in Millions)
Global Market Strategies
CSP II	6/2007	$1,352.3	$1,352.3	$2,418.8	1.8x	18%	13%
CEMOF I	12/2010	$1,382.5	$489.0	$589.0	1.2x	27%	9%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Market Strategies segment, CSP II was formed in 2007 and CEMOF I was formed in 2010.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.8 billion and $2.0 billion, respectively, as of September 30, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	2%	4%	9%	9%
Claren Road Opportunities Fund	4%	5%	n/a	14%
Barclays Aggregate Bond Index	4%	6%	6%	5%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	4%	4%	4%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	5%	6%	n/a	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	2%	4%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	0.36	1.04	1.92	1.82
Claren Road Opportunities Fund	0.64	1.23	n/a	1.72
Barclays Aggregate Bond Index	1.99	2.46	1.48	0.95

(1)	For the Claren Road funds, net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses. The Barclays Aggregate Bond Index is a market-value weighted, intermediate-term bond index of over 8,400 intermediate-term government bonds, investment grade corporate debt securities and mortgage-backed securities. This index is an unmanaged statistical composite and its returns do not include payment of any sales charge or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2012.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through September 30, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $3.4 billion as of September 30, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	7%	9%	2%	6%
MSCI EM index	18%	5%	(1%)	4%
Volatility (4)
CBE Standard Deviation (Annualized)	6%	6%	8%	7%
MSCI EM index Standard Deviation (Annualized)	20%	22%	29%	26%
Sharpe Ratio (1M LIBOR) (5)
CBE	1.11	1.57	0.21	0.66
MSCI EM index	0.94	0.22	(0.04)	0.12

(1)	For the CBE fund, net annualized return is presented on a total return basis, net of all fees and expenses. The MSCI EM Index comprises large and mid-cap securities across 21 emerging markets countries. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2012.
(3)	The CBE Fund was established in January 2007. Performance is from inception through September 30, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

For purposes of presenting results of operations for this segment, our earnings from our investment in NGP Management are presented in the respective operating captions. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$47.3	$34.4	$140.7	$105.1
Portfolio advisory fees, net	0.2	0.7	0.8	2.6
Transaction fees, net	0.2	0.7	2.9	3.9

Total fund level fee revenues	47.7	35.8	144.4	111.6
Performance fees
Realized	12.5	31.9	44.1	82.1
Unrealized	12.1	(27.7)	28.2	(1.3)

Total performance fees	24.6	4.2	72.3	80.8
Investment income (loss)
Realized	(4.3)	0.2	(16.6)	(0.1)
Unrealized	(10.9)	4.0	(4.7)	8.5

Total investment income (loss)	(15.2)	4.2	(21.3)	8.4
Interest and other income	0.4	0.4	1.3	1.2

Total revenues	57.5	44.6	196.7	202.0
Segment Expenses
Compensation and benefits
Direct base compensation	17.1	16.1	53.2	51.2
Indirect base compensation	7.9	5.7	21.8	17.7
Equity-based compensation	1.2	0.2	3.0	0.3
Performance fee related
Realized	3.8	2.5	0.5	4.9
Unrealized	11.1	5.3	37.6	13.3

Total compensation and benefits	41.1	29.8	116.1	87.4
General, administrative, and other indirect expenses	12.8	11.4	39.7	34.2
Depreciation and amortization expense	1.0	1.1	3.3	2.8
Interest expense	2.2	0.7	6.0	3.7

Total expenses	57.1	43.0	165.1	128.1

Economic Net Income	$0.4	$1.6	$31.6	$73.9

(-) Net Performance Fees	9.7	(3.6)	34.2	62.6
(-) Investment Income	(15.2)	4.2	(21.3)	8.4

(=) Fee Related Earnings	$5.9	$1.0	$18.7	$2.9

(+) Realized Net Performance Fees	8.7	29.4	43.6	77.2
(+) Realized Investment Income	(4.3)	0.2	(16.6)	(0.1)
(+) Equity-based Compensation	1.2	0.2	3.0	0.3

(=) Distributable Earnings	$11.5	$30.8	$48.7	$80.3

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Total fee revenues were $47.7 million for the three months ended September 30, 2013, an increase of $11.9 million from the three months ended September 30, 2012. The increase in total fee revenues reflects an increase in fund management fees of $12.9 million, partially offset by declines in net transaction fees and portfolio advisory fees of $1.0 million. The increase in fund management fees primarily reflects our share of management fees from NGP Management totaling $15.8 million for the three months ended September 30, 2013. This increase was partially offset by declines in management fees due to the change in basis from commitments to invested capital for our infrastructure fund in 2013. The weighted average management fee rate was 1.19% at September 30, 2013 compared to 1.18% at September 30, 2012. Fee-earning AUM was $28.5 billion and $19.5 billion as of September 30, 2013 and 2012, respectively, reflecting an increase of $9.0 billion.

Interest and other income was $0.4 million for the three months ended September 30, 2013 and 2012.

Total compensation and benefits was $41.1 million and $29.8 million for the three months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $14.9 million and $7.8 million for the three months ended September 30, 2013 and 2012, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance fee related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $25.0 million for the three months ended September 30, 2013 as compared to $21.8 million for the same period in 2012.

Equity-based compensation was $1.2 million for the three months ended September 30, 2013, an increase from $0.2 million for the three months ended September 30, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect compensation increased $1.4 million to $12.8 million for the three months ended September 30, 2013 as compared to 2012. The increase primarily relates to expenses from NGP Management.

Depreciation and amortization expense was $1.0 million for the three months ended September 30, 2013, a decline from $1.1 million in 2012.

Interest expense increased $1.5 million, or 214%, for the three months ended September 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings and higher interest rates in 2013 as compared to 2012.

Economic Net Income. ENI was $0.4 million for the three months ended September 30, 2013, a decline of $1.2 million from $1.6 million for the same period in 2012. The decline in ENI for the three months ended September 30, 2013 as compared to 2012 was primarily driven by a decline in investment income of $19.4 million, partially offset by increases in net performance fees of $13.3 million and fee related earnings of $4.9 million.

Fee Related Earnings. Fee related earnings increased $4.9 million for the three months ended September 30, 2013 as compared to 2012 to $5.9 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $11.9 million, partially offset by increases in base compensation of $3.2 million, interest expense of $1.5 million, and general, administrative, and other indirect expenses of $1.4 million.

Performance Fees. Performance fees of $24.6 million and $4.2 million for the three months ended September 30, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $14.3 million and $16.9 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2013	2012
	(Dollars in millions)
Energy funds	$(6.3)	$(13.9)
Real Estate funds	30.9	18.1

Performance fees	$24.6	$4.2

Performance fees for the three months ended September 30, 2013 were primarily driven by performance fees related to our sixth U.S. real estate fund (“CRP VI”) of $23.7 million. Investments in our Real Assets portfolio appreciated 1% during the three months ended September 30, 2013, with energy investments remaining flat and real estate investments appreciating 3%. This compares to investments in our Real Assets portfolio remaining flat overall during the three months ended September 30, 2012, with energy investments declining 3% and real estate investments appreciating 5%. Performance fees for the three months ended September 30, 2012 were primarily driven by performance fees related to several of our real estate funds, partially offset by negative performance fees related to several of our energy funds, including our second Legacy Energy fund (“Energy II”) of $(6.9) million and our third Legacy Energy fund (“Energy III)” (including co-investments) of $(6.2) million.

Net performance fees for the three months ended September 30, 2013 were $9.7 million, representing an increase of $13.3 million from $(3.6) million in net performance fees for the three months ended September 30, 2012.

Investment Income (Loss). Investment loss was $15.2 million for the three months ended September 30, 2013 compared to investment income of $4.2 million for the same period in 2012. The decline in investment income was due primarily to investment losses on the investment in Urbplan and investments in certain European real estate funds.

Distributable Earnings. Distributable earnings declined $19.3 million to $11.5 million for the three months ended September 30, 2013 from $30.8 million for the same period in 2012. The decline was primarily due to declines in realized net performance fees of $20.7 million and realized investment income of $4.5 million, partially offset by an increase in fee related earnings of $4.9 million.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Total fee revenues were $144.4 million for the nine months ended September 30, 2013, an increase of $32.8 million from the nine months ended September 30, 2012. The increase in total fee revenues reflects an increase in fund management fees of $35.6 million, partially offset by a decline in net portfolio advisory and transaction fees of $2.8 million. The increase in fund management fees primarily reflects our share of management fees from NGP Management totaling $47.6 million for the nine months ended September 30, 2013. This increase was partially offset by declines in management fees due to the change in basis from commitments to invested capital for our infrastructure fund in 2013 and from distributions from real estate funds outside of their investment period. The weighted average management fee rate was 1.19% at September 30, 2013, a slight increase from 1.18% at September 30, 2012. Fee-earning AUM was $39.0 billion and $29.5 billion as of September 30, 2013 and 2012, respectively, reflecting an increase of $10.5 billion.

Interest and other income was $1.3 million for the nine months ended September 30, 2013, an increase from $1.2 million for the same period in 2012.

Total compensation and benefits was $116.1 million and $87.4 million for the nine months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $38.1 million and $18.2 million for the nine months ended September 30, 2013 and 2012, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance fee related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $75.0 million for the nine months ended September 30, 2013 as compared to $68.9 million for the same period in 2012.

Equity-based compensation was $3.0 million for the nine months ended September 30, 2013, an increase from $0.3 million for the nine months ended September 30, 2012. The increase is due primarily to equity-based compensation expense for 2012 representing approximately five months of equity-based compensation expense (from the grant in May 2012 through September 30, 2012) versus nine months of compensation expense for 2013. Also contributing to the increase is expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $5.5 million to $39.7 million for the nine months ended September 30, 2013 as compared to 2012. The increase primarily relates to an increase in professional fees as well as expenses from NGP Management.

Depreciation and amortization expense was $3.3 million for the nine months ended September 30, 2013, an increase from $2.8 million in 2012.

Interest expense increased $2.3 million, or 62%, for the nine months ended September 30, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings and higher interest rates in 2013 as compared to 2012.

Economic Net Income. ENI was $31.6 million for the nine months ended September 30, 2013, a decline of $42.3 million from $73.9 million for the same period in 2012. The decline in ENI for the nine months ended September 30, 2013 as compared to 2012 was primarily driven by declines in net performance fees of $28.4 million and investment income of $29.7 million, partially offset by increases in fee related earnings of $15.8 million.

Fee Related Earnings. Fee related earnings increased $15.8 million for the nine months ended September 30, 2013 as compared to 2012 to $18.7 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $32.8 million, partially offset by increases in general, administrative, and other indirect expenses of $5.5 million, base compensation of $6.1 million, and interest expense of $2.3 million.

Performance Fees. Performance fees of $72.3 million and $80.8 million for the nine months ended September 30, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $16.8 million and $2.4 million, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Energy funds	$(9.9)	$43.8
Real Estate funds	82.2	37.0

Performance fees	$72.3	$80.8

Performance fees for the nine months ended September 30, 2013 were primarily driven by performance fees related to CRP VI of $60.0 million. Investments in our Real Assets portfolio appreciated 2% during the nine months ended September 30, 2013, with energy investments appreciating 1% and real estate investments appreciating 4%. This compares to an 8% increase during the nine months ended September 30, 2012, with energy investments appreciating 6% and real estate investments appreciating 12%. Performance fees for the nine months ended September 30, 2012 were primarily driven by performance fees related to our Legacy Energy funds, including Energy III (including co-investments) of $22.3 million and Energy II (including co-investments) of $9.7 million, and our third U.S. real estate fund (“CRP III”) of $12.3 million.

Net performance fees for the nine months ended September 30, 2013 were $34.2 million, representing a decline of $28.4 million from $62.6 million in net performance fees for the nine months ended September 30, 2012.

Investment Income (Loss). Investment loss was $21.3 million for the nine months ended September 30, 2013 compared to investment income of $8.4 million for the same period in 2012. The decline in investment income was due primarily to investment losses on the investment in Urbplan and investments in certain European real estate funds.

Distributable Earnings. Distributable earnings declined $31.6 million to $48.7 million for the nine months ended September 30, 2013 from $80.3 million for the same period in 2012. The decline was due to declines in realized net performance fees of $33.6 million and realized investment income of $16.5 million, partially offset by an increase in fee related earnings of $15.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2013 and 2012.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2013	2012
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$9,520	$6,726
Fee-earning AUM based on invested capital (2)	18,501	12,845
Fee-earning AUM based on other (3)	509	—

Balance, End of Period (4)	$28,530	$19,571

Weighted Average Management Fee Rates (5)
All Funds	1.19%	1.18%
Funds in Investment Period	1.26%	1.32%

(1)	For additional information concerning the components of Fee-earning AUM, please see “—Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Includes certain funds that are calculated on gross asset value.
(4)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of September 30, 2013, the Legacy Energy Funds had, in the aggregate, approximately $13.0 billion in AUM and $8.5 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”), are managed by NGP Energy Capital Management. As of September 30, 2013, the NGP management fee funds had, in the aggregate, approximately $11.8 billion in AUM and $9.6 billion in Fee-earning AUM.
(5)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and the NGP management fee funds, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,685	$19,528	$29,305	$22,172
Inflows, including Commitments (1)	680	327	1,678	1,504
Outflows, including Distributions (2)	(963)	(347)	(2,446)	(4,126)
Foreign Exchange and other (3)	128	63	(7)	21

Balance, End of Period	$28,530	$19,571	$28,530	$19,571

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.5 billion at September 30, 2013, a decrease of $0.2 billion, or less than 1%, compared to $28.7 billion at June 30, 2013. This decrease was driven by outflows of $1.0 billion, primarily a result of distributions from our fully invested real estate funds, Legacy and NGP Energy funds and related co-investments, as well as foreign exchange losses of $0.1 billion. This decrease is offset by inflows of $0.7 billion, primarily related to commitments to our new International Energy (“CIEP I”) fund and investment activity in our real estate funds outside of the investment period. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $28.5 billion at September 30, 2013, a decrease of $0.8 billion compared to $29.3 billion at December 31, 2012. Outflows of $2.4 billion were primarily related to distributions from our fully invested real estate funds, Legacy and NGP Energy funds and related co-investments. Offsetting this decrease were inflows of $1.7 billion, principally a result of investment activity in our real estate funds outside of the investment period.

Fee-earning AUM was $28.5 billion at September 30, 2013, an increase of $9.0 billion, or approximately 46%, compared to $19.6 billion at September 30, 2012. This increase was primarily related to the acquisition of an equity interest in NGP, offset by the change in basis of our infrastructure fund (“CIP I”) and our fourth Legacy Energy fund (“Energy IV”), along with distributions from our fully invested real estate funds and related co-investments.

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

Total AUM as of and for the Three and Nine Months Ended September 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$9,189	$30,580	$39,769	$9,944	$30,250	$40,194
Commitments (1)	790	—	790	1,505	—	1,505
Capital Called, net (2)	(1,119)	1,318	199	(2,875)	2,959	84
Distributions (3)	235	(2,618)	(2,383)	529	(4,827)	(4,298)
Market Appreciation/(Depreciation) (4)	—	468	468	—	1,533	1,533
Foreign Exchange and other (5)	18	129	147	10	(38)	(28)

Balance, End of Period (6)	$9,113	$29,877	$38,990	$9,113	$29,877	$38,990

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity Invested amounts may vary from Capital Called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(6)	Amounts related to the NGP funds are based on the latest available information (in most cases as of June 30, 2013).

Total AUM was $39.0 billion at September 30, 2013, a decrease of $0.8 billion, or approximately 2%, compared to $39.8 billion at June 30, 2013. This decrease was driven by distributions of $2.4 billion, offset by $0.8 billion of new commitments to CIEP and co-investment amounts related to our Asia real estate funds, and $0.5 billion of market appreciation.

Total AUM was $39.0 billion at September 30, 2013, a decrease of $1.2 billion, or approximately 3%, compared to $40.2 billion at December 31, 2012. This decrease was driven by $4.3 billion of distributions from our real estate funds and Legacy Energy funds. This was offset by $1.5 billion of new commitments and $1.5 billion of market appreciation.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2013, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of September 30, 2013					as of September 30, 2013
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,396.7	2.7x	44%	30%	$522.5	$1,396.7	2.7x	44%
CRP IV	12/2004	$950.0	$1,186.2	$1,237.2	1.0x	1%	(3%)	$442.0	$466.1	1.1x	10%
CRP V	11/2006	$3,000.0	$3,259.1	$4,576.8	1.4x	11%	7%	$2,357.4	$3,405.1	1.4x	13%
CEREP I	3/2002	€426.6	€517.0	€741.6	1.4x	13%	7%	€503.2	€739.1	1.5x	14%
CEREP II	4/2005	€762.7	€826.9	€106.3	0.1x	n/a	n/a	€416.6	€120.1	0.3x	n/a
CEREP III	5/2007	€2,229.5	€1,900.6	€1,879.5	1.0x	0%	(5%)	€83.7	€50.4	0.6x	(15%)
CIP	9/2006	$1,143.7	$911.7	$989.2	1.1x	3%	(2%)	$180.7	$—	0.0x	n/a
Energy II	7/2002	$1,100.0	$1,334.8	$3,616.2	2.7x	81%	54%	$827.4	$3,354.0	4.1x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$6,620.7	1.9x	15%	11%	$1,545.4	$4,396.6	2.8x	27%
Energy IV	12/2007	$5,979.1	$5,171.5	$8,188.9	1.6x	20%	13%	$1,997.1	$4,090.2	2.0x	31%
All Other Funds(9)	Various		$2,289.6	$2,309.8	1.0x	0%	(5%)	$1,484.1	$1,699.4	1.1x	8%
Coinvestments and Other(10)	Various		$4,286.9	$7,089.5	1.7x	20%	15%	$1,828.8	$4,001.5	2.2x	28%

Total Fully Invested Funds			$26,912.8	$39,715.5	1.5x	15%	9%	$12,543.1	$24,040.6	1.9x	26%

Funds in the Investment Period(6)
CRP VI	9/2010	$2,340.0	$1,100.7	$1,525.7	1.4x	33%	19%
Renew II	3/2008	$3,417.5	$2,779.0	$3,758.5	1.4x	13%	8%
All Other Funds(11)	Various		$360.7	$428.6	1.2x	29%	21%

Total Funds in the Investment Period			$4,240.4	$5,712.7	1.3x	15%	9%	$714.0	$1,018.9	1.4x	16%

TOTAL REAL ASSETS(12)			$31,153.2	$45,428.2	1.5x	15%	9%	$13,257.1	$25,059.4	1.9x	26%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, ENERGY I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CRCP I and CPCOP.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Solutions

For periods prior to August 1, 2013, our Solutions segment results reflect our 60% ownership interest in AlpInvest’s operations, while our consolidated financial statements reflect 100% of AlpInvest’s operations and a non-controlling interest of 40%. As a result of our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013, our segment results prospectively from that date reflect our 100% ownership interest in AlpInvest.

The following table presents our results of operations for our Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$37.2	$16.5	$76.6	$50.2
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—

Total fund level fee revenues	37.2	16.5	76.6	50.2
Performance fees
Realized	5.7	2.2	9.9	6.8
Unrealized	38.9	(1.8)	81.5	22.1

Total performance fees	44.6	0.4	91.4	28.9
Investment income
Realized	—	—	—	—
Unrealized	0.1	—	0.1	—

Total investment income	0.1	—	0.1	—
Interest and other income	—	0.1	0.2	0.4

Total revenues	81.9	17.0	168.3	79.5
Segment Expenses
Compensation and benefits
Direct base compensation	16.8	8.2	34.1	25.1
Indirect base compensation	1.1	1.4	3.7	4.4
Equity-based compensation	0.1	—	0.3	—
Performance fee related
Realized	2.6	1.9	5.0	6.0
Unrealized	29.7	(2.1)	61.9	17.3

Total compensation and benefits	50.3	9.4	105.0	52.8
General, administrative, and other indirect expenses	5.7	3.2	13.5	7.7
Depreciation and amortization expense	0.7	0.5	1.7	1.1
Interest expense	0.6	0.2	1.7	1.1

Total expenses	57.3	13.3	121.9	62.7

Economic Net Income	$24.6	$3.7	$46.4	$16.8

(-) Net Performance Fees	12.3	0.6	24.5	5.6
(-) Investment Income	0.1	—	0.1	—

(=) Fee Related Earnings	$12.2	$3.1	$21.8	$11.2

(+) Realized Net Performance Fees	3.1	0.3	4.9	0.8
(+) Realized Investment Income	—	—	—	—
(+) Equity-based Compensation	0.1	—	0.3	—

(=) Distributable Earnings	$15.4	$3.4	$27.0	$12.0

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We completed our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013. Accordingly, the financial results for the three months ended September 30, 2013 represent our 100% interest in AlpInvest since August 1, 2013. As a result, a comparison of the financial results for the three months ended September 30, 2013 to the three months ended September 30, 2012 is not meaningful. Unless otherwise discussed below, the variance in the financial results for the three months ended September 30, 2013 as compared to the same period in 2012 was due to the increase in our equity interests in AlpInvest in 2013.

Total fee revenues were $37.2 million and $16.5 million for the three months ended September 30, 2013 and 2012, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. After considering the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest, the increase in management fees was also due to an increase in Fee-earning AUM. Fee-earning AUM was $33.7 billion and $30.2 billion as of September 30, 2013 and 2012, respectively, representing an increase of $3.5 billion. Also, co-investments represent a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for co-investments generally is higher than the management fee rates for fund investments and secondary investments.

Total compensation and benefits were $50.3 million and $9.4 million for the three months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $32.3 million and $(0.2) million, or 72% and 50% of performance fees for the three months ended September 30, 2013 and 2012, respectively.

Direct and indirect base compensation expense was $17.9 million and $9.6 million for the three months ended September 30, 2013 and 2012, respectively. Equity-based compensation was $0.1 million for the three months ended September 30, 2013.

General, administrative and other indirect expenses were $5.7 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively. Such expenses are comprised primarily of professional fees and rent.

Depreciation and amortization expense was $0.7 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively.

Interest expense was $0.6 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively.

Economic Net Income. Economic net income was $24.6 million and $3.7 million for the three months ended September 30, 2013 and 2012, respectively. After considering the increase in ENI from our acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to increases in net performance fees and fee related earnings.

Fee Related Earnings. Fee related earnings were $12.2 million for the three months ended September 30, 2013, as compared to $3.1 million for the three months ended September 30, 2012. After considering the increase in fee related earnings from our acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to increases in fee revenues.

Performance Fees. Performance fees were $44.6 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings were $15.4 million for the three months ended September 30, 2013 as compared to $3.4 million for the same period in 2012. After considering the increase in distributable earnings from our acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to increases in fee related earnings.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We completed our acquisition of the remaining 40% interest in AlpInvest on August 1, 2013. Accordingly, the financial results for the nine months ended September 30, 2013 represent our 100% interest in AlpInvest since August 1, 2013. Unless otherwise discussed below, the variance in the financial results for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to the increase in our equity interests in AlpInvest in 2013.

Total fee revenues were $76.6 million and $50.2 million for the nine months ended September 30, 2013 and 2012, respectively. Management fees from our fund of funds vehicles generally range from 0.3% to 1.0% on the fund or vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested. After considering the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest, the increase in management fees was also due to an increase in Fee-earning AUM. Fee-earning AUM was $33.7 billion and $30.2 billion as of September 30, 2013 and 2012, respectively, representing an increase of $3.5 billion. Also, co-investments represent a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for co-investments generally is higher than the management fee rates for fund investments and secondary investments.

Total compensation and benefits were $105.0 million and $52.8 million for the nine months ended September 30, 2013 and 2012, respectively. Performance fee related compensation expense was $66.9 million and $23.3 million, or 73% and 81% of performance fees for the nine months ended September 30, 2013 and 2012, respectively. The decrease in performance fee compensation as a percentage of performance fees is due primarily to incremental allocations of carried interest to Carlyle under our existing arrangements with the historical owners and management team of AlpInvest.

Direct and indirect base compensation expense was $37.8 million and $29.5 million for the nine months ended September 30, 2013 and 2012, respectively. Equity-based compensation expense was $0.3 million for the nine months ended September 30, 2013.

General, administrative and other indirect expenses were $13.5 million and $7.7 million for the nine months ended September 30, 2013 and 2012, respectively. Such expenses are comprised primarily of professional fees and rent.

Depreciation and amortization expense was $1.7 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense was $1.7 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Economic Net Income. Economic net income was $46.4 million and $16.8 million for the nine months ended September 30, 2013 and 2012, respectively. After considering the increase in ENI from our acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to increases in net performance fees and fee related earnings.

Fee Related Earnings. Fee related earnings were $21.8 million for the nine months ended September 30, 2013, as compared to $11.2 million for the nine months ended September 30, 2012. After considering the increase in fee related earnings from our acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to increases in fee revenues.

Performance Fees. Performance fees were $91.4 million and $28.9 million for the nine months ended September 30, 2013 and 2012, respectively. Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Distributable Earnings. Distributable earnings were $27.0 million for the nine months ended September 30, 2013 as compared to $12.0 million for the same period in 2012. After considering the increase in distributable earnings from our acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to increases in fee related earnings.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2013.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2013	2012
	(Dollars in millions)
Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$11,290	$8,665
Fee-earning AUM based on lower of cost or fair value	22,454	21,491

Balance, End of Period	$33,744	$30,156

(1)	For additional information concerning the components of Fee-earning AUM, please see “-Fee-earning Assets under Management.”

The table below breaks out fee-earning AUM by its respective components during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,775	$27,576	$28,942	$27,671
Inflows, including Commitments (1)	1,793	2,945	6,714	6,143
Outflows, including Distributions (2)	(1,089)	(674)	(3,219)	(4,291)
Market Appreciation/(Depreciation) (3)	(35)	1	352	680
Foreign Exchange and other (4)	1,300	308	955	(47)

Balance, End of Period	$33,744	$30,156	$33,744	$30,156

(1)	Inflows represent capital raised and capital invested by fund of funds vehicles outside the investment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the investment period and changes in basis for fund of funds vehicles where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $2.0 billion, or more than 6%, compared to $31.8 billion at June 30, 2013. This increase is driven by inflows of $1.8 billion and foreign exchange gain of $1.3 billion, offset by outflows of $1.1 billion. Distributions from funds still in the commitment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. However, all funds still in their commitment period charge management fees on commitments, which are not impacted by fair value movements.

Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $4.8 billion, or approximately 17%, compared to $28.9 billion at December 31, 2012. This increase was driven by inflows of $6.7 billion and foreign exchange gain of $1.0 billion, offset by outflows of $3.2 billion. Changes in fair value of $0.4 billion have an impact on Fee-earning AUM for Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $30.2 billion at September 30, 2012, an increase of $2.6 billion, or approximately 9%, compared to $27.6 billion at June 30, 2012. Inflows of $2.9 billion were primarily related to the initiation of fees on several 2012 mandates that made their first investment during the quarter. For our fund of funds vehicles, existing investor mandates are typically activated at the beginning of each year, but fees are not charged until the first investment is made. Therefore, several mandates that became active earlier this year made their first investment and began charging fees (based on total commitments) during the current quarter. The related impact to management fee revenue will be reflected in future quarters. Inflows also include amounts invested by funds outside of their commitment fee period that are based on the lower of cost or fair value. Outflows of $0.7 billion were principally a result of distributions from several funds outside of their commitment fee period. In addition, the segment experienced a $0.3 billion increase resulting from the translation of the euro-denominated funds into U.S. Dollars as of the end of the period.

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

Total AUM as of and for the Three and Nine Month Period Ended September 30, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Solutions
Balance, Beginning of Period	$17,931	$30,113	$48,044	$14,528	$29,554	$44,082
Commitments (1)	126	—	126	4,664	—	4,664
Capital Called, net (2)	(939)	832	(107)	(2,139)	2,189	50
Distributions (3)	121	(1,824)	(1,703)	339	(5,413)	(5,074)
Market Appreciation/(Depreciation) (4)	—	1,251	1,251	—	4,279	4,279
Foreign Exchange and other (5)	340	488	828	187	251	438

Balance, End of Period	$17,579	$30,860	$48,439	$17,579	$30,860	$48,439

(1)	Represents capital raised by our fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for AlpInvest primary fund investments and secondary investment funds are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2013) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2013.
(5)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $48.4 billion at September 30, 2013, an increase of $0.4 billion, or less than 1%, compared to $48.0 billion at June 30, 2013. This increase was primarily driven by $1.3 billion of market appreciation and $0.8 of foreign exchange gain. This increase was offset by $1.7 billion of distributions.

Total AUM was $48.4 billion at September 30, 2013, an increase of $4.4 billion, or approximately 10%, compared to $44.1 billion at December 31, 2012. This increase was primarily driven by $4.7 billion of commitments, $4.3 billion of market appreciation and $0.4 billion of foreign exchange gain. This increase was offset by $5.1 billion of distributions.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			as of September 30, 2013
			Cumulative
	Vintage		Invested	Total Fair		Gross IRR
	Year	Fund Size	Capital (2)(8)	Value (3)(8)	MOIC (4)	(6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,834.9	€6,171.5	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,342.9	€6,325.2	1.5x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€10,078.6	€12,673.5	1.3x	7%	6%
Main Fund IV - Fund Investments	2009	€4,880.0	€1,777.3	€1,900.4	1.1x	5%	4%
Main Fund I - Secondary Investments	2002	€519.4	€454.3	€848.3	1.9x	54%	50%
Main Fund II - Secondary Investments	2003	€998.4	€906.6	€1,618.4	1.8x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,058.5	€2,787.9	1.4x	10%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,621.1	€2,202.6	1.4x	20%	18%
Main Fund II - Co-Investments	2003	€1,090.0	€858.6	€2,331.6	2.7x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,400.8	€3,162.2	1.3x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,216.7	€1,843.4	1.5x	22%	19%
Main Fund II - Mezzanine Investments	2004	€700.0	€691.5	€939.9	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,396.5	€1,806.1	1.3x	10%	9%
All Other Funds (9)	Various		€1,328.9	€1,934.4	1.5x	17%	14%

Total Fully Committed Funds			€32,967.2	€46,545.5	1.4x	12%	11%

Funds in the Commitment Period
Main Fund V - Fund Investments	2012	€4,830.4	€134.8	€124.0	0.9x	(22%)	(34%)
Main Fund V - Secondary Investments	2011	€2,665.3	€733.6	€953.5	1.3x	39%	35%
Main Fund V - Co-Investments	2012	€1,228.0	€362.7	€443.1	1.2x	40%	35%
All Other Funds (9)	Various		€156.4	€181.7	1.2x	27%	28%

Total Funds in the Commitment Period			€1,387.5	€1,702.3	1.2x	35%	31%

TOTAL SOLUTIONS			€34,354.7	€48,247.8	1.4x	12%	11%

TOTAL SOLUTIONS (USD) (10)			$46,488.1	$65,287.9	1.4x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of September 30, 2013, these excluded investments represent $0.7 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I—Co-Investments, Main Fund I—Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$2,556.6	$2,052.3
Net cash used in investing activities	(64.0)	(70.6)
Net cash used in financing activities	(2,225.5)	(1,724.9)
Effect of foreign exchange rate change	21.5	2.8

Net change in cash and cash equivalents	$288.6	$259.6

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash flows from operating activities prior to our initial public offering in May 2012 do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts are included as a use of cash for distributions in financing activities. Subsequent to our initial public offering, we record cash compensation expense related to senior Carlyle professionals, which has the effect of reducing cash provided by operating activities and cash used in financing activities as compared to the periods prior to the initial public offering. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the nine months ended September 30, 2013, proceeds were $231.4 million while purchases were $112.2 million. In the nine months ended September 30, 2012, investment proceeds were $178.3 million as compared to purchases of $56.2 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the nine months ended September 30, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $8,916.5 million, while purchases of investments by the Consolidated Funds were $8,993.1 million. For the nine months ended September 30, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $6,409.4 million, while purchases of investments by the Consolidated Funds were $5,212.5 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. During the nine months ended September 30, 2013, we received $40.5 million of cash on behalf of a non-consolidated Carlyle fund that was remitted to the fund in October 2013; this amount was classified as restricted cash as of September 30, 2013. We acquired $41.0 million of intangible assets during the nine months ended September 30, 2012, consisting of CLO management contracts.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million senior notes issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million senior notes issuance in March 2013. The proceeds from these senior notes issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. For the nine months ended September 30, 2013, our repayments under our revolving credit facility were $386.3 million and our payments on our loans payable were $475.0 million. For the nine months ended September 30, 2012, our net borrowings under our revolving credit facility were $310.9 million and our payments on our loans payable were $310.0 million. The net proceeds from our initial public offering in May 2012 were $615.8 million. The net payments on loans payable by our Consolidated Funds during the nine months ended September 30, 2013 and 2012, respectively, were $1,462.7 million and $1,071.8 million, respectively. Contributions from non-controlling interest holders were $1,909.5 million and $1,579.4 million for the nine months ended September 30, 2013 and 2012, respectively, and distributions to non-controlling interest holders were $2,728.5 million and $1,757.7 million for the nine months ended September 30, 2013 and 2012, respectively; these amounts primarily relate to activity with the noncontrolling interest holders in Consolidated Funds.

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

During the three months ended September 30, 2013, we paid distributions totaling $0.16 per common unit, or approximately $7.9 million, to common unitholders in respect of the second quarter of 2013. Also, in November 2013, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unitholders of record on November 18, 2013, which is payable on November 27, 2013.

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

We intend to have Carlyle commit to fund approximately 1-2% of the capital commitments to our future carry funds. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds, our business development companies, and our CLO vehicles.

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our investment funds and pay distributions to our equity owners. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2013. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. From time to time, we may access the capital markets, including through the issuance of debt or equity securities, in order to further enhance our liquidity and capital structure. For example, during the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through September 30, 2013, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2013, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,438.5	$2,095.3	$3,533.8
Global Market Strategies	917.7	241.0	1,158.7
Real Assets	582.0	385.6	967.6

Total	$2,938.2	$2,721.9	$5,660.1

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.7 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of September 30, 2013 consist of the following (dollars in millions):

Investments	$794.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(274.7)
Less: Strategic equity method investment in NGP Management	(364.4)

Investments excluding non-controlling interests and NGP Management	154.9
Plus: investments in Consolidated Funds, eliminated in consolidation	109.2

Total investments attributable to Carlyle Holdings, exclusive of NGP management	$264.1

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

Our accrued performance fees by segment as of September 30, 2013, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,172.5	$11.7	$2,160.8
Global Market Strategies	113.7	1.4	112.3
Real Assets	271.9	35.6	236.3
Solutions	319.6	—	319.6

Total	$2,877.7	$48.7	$2,829.0

Less: Accrued performance fee-related compensation			(1,259.5)
Plus: Receivable for giveback obligations from current and former employees			24.9
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(21.9)

Net accrued performance fees excluding compensation and non-controlling interests			1,572.5
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			39.8

Net accrued performance fees attributable to Carlyle Holdings			$1,612.3

Our Balance Sheet and Indebtedness

Total assets were $33.9 billion at September 30, 2013, an increase of $2.3 billion from December 31, 2012. The increase in total assets was primarily attributable to increases in investments of Consolidated Funds and accrued performance fees. Assets of the Consolidated Funds were approximately $28.1 billion at September 30, 2013, representing an increase of $1.3 billion from December 31, 2012. Accrued performance fees were approximately $2.9 billion at September 30, 2013, representing an increase of $0.7 billion from December 31, 2012. Additionally, the consolidation in the third quarter of 2013 of a real estate VIE resulted in an increase in total assets of approximately $0.2 billion from December 31, 2012.

Total liabilities were $20.1 billion at September 30, 2013, an increase of $2.2 billion from December 31, 2012. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds and accrued compensation and benefits. The liabilities of the Consolidated funds were approximately $16.2 billion at September 30, 2013, representing an increase of $1.2 billion from December 31, 2012. Accrued compensation and benefits were approximately $1.8 billion at September 30, 2013, representing an increase of $0.5 billion from December 31, 2012. Additionally, the consolidation in the third quarter of 2013 of a real estate VIE resulted in an increase in total liabilities of approximately $0.2 billion from December 31, 2012.

The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. The assets and liabilities of the consolidated real estate VIE are also held in separate legal entities; we have not guaranteed or assumed any obligation for repayment of its liabilities nor are its assets available to meet our liquidity requirements.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2013, our total assets were $5.9 billion, including cash and cash equivalents of $855.7 million, accrued performance fees of $2,927.6 million, and investments of $903.2 million.

Loans Payable. Loans payable on our balance sheet at September 30, 2013 reflects $25.0 million outstanding under our senior secured credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior secured credit facility.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at September 30, 2013).

The senior credit facility is unsecured. We are required to maintain management fee-earning assets (as defined in the new senior credit facility) of at least $61.8 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

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

As of September 30, 2013, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowings Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,290.8	1.39%		8.98
Subordinated notes, Income notes and Preferred shares	1,277.0	N/A	(1)	8.11
Combination notes	15.2	N/A	(2)	8.38

Total	$15,583.0

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of September 30, 2013 was $13,800.0 million, $1,254.4 million, and $16.2 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $13.5 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under this liquidity facility as of September 30, 2013.

Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of September 30, 2013, the principal amount outstanding on the loans was approximately $335.1 million. The fair value of the loans upon initial consolidation at September 30, 2013 was $123.8 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (12.9% to 16.3% as of September 30, 2013); (ii) IGP-M plus a margin of 12.0% (18.3% as of September 30, 2013); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.2% to 19.7% as of September 30, 2013).

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2013, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. Urbplan management is also negotiating to extend $24.2 million of its borrowings maturing in 2013. There can be no assurances that Urbplan will be successful in its discussions.

All of the loans payable of Urbplan are contractually non-recourse to us.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2013 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, 2013 to December 31, 2013	2014-2015	2016-2017	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$—	$925.0	$925.0
Interest payable(b)	11.4	90.2	86.1	667.3	855.0
Contingent cash consideration(c)	91.2	156.5	88.2	466.6	802.5
Operating lease obligations(d)	12.0	89.9	66.3	105.0	273.2
Capital commitments to Carlyle funds(e)	2,721.9	7.5	—	—	2,729.4
Tax receivable agreement payments(f)	0.9	2.7	2.9	27.3	33.8
Loans payable of Consolidated Funds(g)	50.2	941.3	658.6	15,674.9	17,325.0
Loans payable of a consolidated real estate VIE(h)	66.4	130.4	90.3	256.9	544.0
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,286.6	—	—	—	1,286.6
Redemptions payable of Consolidated Funds(j)	174.4	—	—	—	174.4

Consolidated contractual obligations	4,415.0	1,418.5	992.4	18,123.0	24,948.9
Loans payable of Consolidated Funds(g)	(50.2)	(941.3)	(658.6)	(15,674.9)	(17,325.0)
Loans payable of a consolidated real estate VIE(h)	(66.4)	(130.4)	(90.3)	(256.9)	(544.0)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,286.6)	—	—	—	(1,286.6)
Redemptions payable of Consolidated Funds(j)	(174.4)	—	—	—	(174.4)

Carlyle Operating Entities contractual obligations	$2,837.4	$346.8	$243.5	$2,191.2	$5,618.9

(a) –	The table above assumes that no prepayments are made on the term loan or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date.
(b) –	The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $400.0 million of senior notes and approximately 2.33% on $25.0 million of term loan. Interest payments assume that no prepayments are made and loans are held until maturity.
(c) –	These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $84.3 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, this amount has been included in the less than one year category. Excluded from this table are two options we have to purchase additional investments in NGP for a total payment of approximately $97 million. One option is exercisable now through January 2015 for approximately $36 million; the other option is exercisable from July 2014 through July 2015 for approximately $61 million.
(d) –	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2013 through 2021. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e) –	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.7 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management.

(f) –	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(g) –	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2013, at spreads to market rates pursuant to the debt agreements, and range from 0.45% to 12.65%.
(h) –	These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of September 30, 2013, at spreads to market rates pursuant to the loan agreements, and range from 12.9% to 19.7%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of June 30, 2013.
(i) –	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(j) –	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $18.8 million at September 30, 2013 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $144 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.

Contingent Funding of the Consolidated Real Estate VIE

As described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. During the nine months ended September 30, 2013, Urbplan has received additional capital funding of $32.0 million, of which $6.4 million was funded by us and $25.6 million was funded by certain senior Carlyle professionals. Subsequent to September 30, 2013, we and certain senior Carlyle professionals have funded an additional $18.0 million ($3.6 million from us). Urbplan is expected to require additional funding of approximately $200 million to enable it to continue operations. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% of any additional investments made by us and our senior Carlyle professionals.

We may not recover, in whole or in part, the capital that we have invested in Urbplan (the fair value of which was estimated to be $0 as of September 30, 2013) or any additional capital that we may elect to invest in Urbplan in the future, and our results of operations could be adversely impacted by impairments, write-downs, lawsuits by customers or creditors, other claims against Urbplan or us or other losses associated with our investment in Urbplan. The assets and liabilities of Urbplan are held in separate legal entities; we have not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet our liquidity requirements. However, if Urbplan fails to complete its construction projects, customers or other creditors in certain circumstances might seek to assert claims against us under certain consumer protection or other laws.

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

	As of September 30, 2013
	Hedge Fund Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$354.2	$183.0	$537.2	$171.5
Employment-based contingent cash consideration	389.3	45.0	434.3	143.5
Options to acquire additional investments in NGP	—	97.2	97.2	—

Total	$743.5	$325.2	$1,068.7	$315.0

(1) –	On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to senior Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

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

In October 2013, the Partnership and the sellers of Claren Road agreed to modifications to the terms of the performance-based contingent cash consideration associated with the 2010 acquisition of Claren Road as well as adjustments to separation payments made upon the sellers’ departure from Claren Road. The modifications resulted in changes to the performance conditions and measurement date to earn the performance-based contingent cash consideration and changes to the basis of calculation and length of time for the separation payments. The modifications also include a new performance-based compensatory cash payment of $25.0 million, which is payable in 2018 based on the achievement of certain performance conditions.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At September 30, 2013, approximately $9.4 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

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

In October 2013, we entered into an agreement with a financial institution to guarantee repayment on a $200.0 million credit facility entered into by one of Carlyle’s hedge funds. The credit facility expires on December 20, 2013. We believe the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee would not be significant to our condensed consolidated financial statements.

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of September 30, 2013.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $48.7 million at September 30, 2013 ($58.8 million before $10.1 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on the condensed consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2013. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $24.9 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of September 30, 2013 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

During the nine months ended September 30, 2013, we repaid $14.0 million of giveback obligations to certain funds. This amount was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation.

If, as of September 30, 2013, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly-defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U.S. District Court for the District of Massachusetts has set a schedule for class certification proceedings, which calls for a hearing on class certification sometime after May 19, 2014.

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

Second, in November 2009, another CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Hearings in the case and related to the case have nevertheless taken place on several occasions since that time, most recently in September 2013. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. Carlyle successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County, (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. Defendants are now preparing a defense to the amended claim, which will be filed by December 20, 2013. After the defense is filed, the court is expected to set a schedule for the remainder of the case. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and that appeal is now proceeding.

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

CEREP I and its subsidiaries are contesting the French tax assessment while exploring settlement opportunities. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of September 30, 2013, CEREP I had accrued €41.8 million ($56.5 million as of September 30, 2013) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued formal notices of assessment to certain of those subsidiaries, in each case, disallowing deductions of certain capital losses claimed with respect to the reorganization of the Italian subsidiaries. CEREP I and its relevant subsidiaries recently reached a settlement with the Italian tax authorities regarding this dispute and, in connection therewith, paid approximately €16.0 million.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2012 through September 30, 2013 is as follows:

	Units as of December 31, 2012	Units Issued	Units Forfeited	Units Exchanged	Units as of September 30, 2013
Carlyle Holdings partnership units held by the Partnership	43,244,180	5,040,725	—	177,104	48,462,009
Carlyle Holdings partnership units not held by the Partnership	262,873,250	—	(562,269)	(177,104)	262,133,877

Total Carlyle Holdings partnership units	306,117,430	5,040,725	(562,269)	—	310,595,886

The Carlyle Holdings partnership units issued to the Partnership were issued in conjunction with (i) the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2013; and (ii) the acquisition of the remaining 40% equity interest in AlpInvest. The Partnership is expected to acquire an additional 747,536 Carlyle Holdings partnership units in future periods at such time as certain of the Partnership’s unvested common units vest. See Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The Carlyle Holdings partnership units forfeited relate to unvested Carlyle Holdings partnership units that are forfeited when the holder ceases to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the exchange by the other limited partners of Carlyle Holdings of their Carlyle Holdings partnership units for common units of the Partnership on a one-for-one basis, which resulted in an increase in the number of Carlyle Holdings partnership units held by the Partnership.

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

There was no material change in our market risks during the three months ended September 30, 2013. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: November 12, 2013	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (file No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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