Form 10-K
period 2013-12-31
Carlyle Group L.P.
filed 2014-02-27
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2013 was $1,177,272,171.

The number of the Registrant’s common units representing limited partner interests outstanding as of February 20, 2014 was 50,292,165.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

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

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, fund of funds vehicles and the NGP funds), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. The “NGP management fee funds” refer to those funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we only receive management fees. The “NGP carry funds” refer to those funds advised by NGP from which we are entitled to receive a carried interest. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”) and Metropolitan Real Estate Equity Management, LLC (“Metropolitan”).

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and NGP carry funds, the amount of investor capital commitments before the first investment realization;

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, the remaining amount of limited partner invested capital, and for the NGP management fee funds and NGP carry funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs;

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds;

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies; and

(f)	for AlpInvest fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital.

“Assets under management” or “AUM” refers to the assets we manage. Our AUM equals the sum of the following:

(a) the fair value of the capital invested in our carry funds, co-investment vehicles, fund of funds vehicles and the NGP management fee funds and NGP carry funds plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and NGP carry funds.

For our carry funds, co-investment vehicles, fund of funds vehicles, NGP management fee funds and NGP carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

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

Overview

We are one of the world’s largest and most diversified multi-product global alternative asset management firms. We advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our fund investors. Since our firm was founded in Washington, D.C. in 1987, we have grown to become a leading global alternative asset manager with approximately $189 billion in AUM across 118 funds and 106 fund of funds vehicles as of December 31, 2013. We have more than 1,500 employees, including more than 700 investment professionals in 34 offices across six continents, and we serve more than 1,650 active carry fund investors from 76 countries. Across our Corporate Private Equity and Real Assets segments, we have investments in over 200 portfolio companies that employ more than 600,000 people.

The growth and development of our firm has been guided by several fundamental tenets:

•	Excellence in Investing. Our primary goal is to invest wisely and create value for our fund investors. We strive to generate superior investment returns by combining deep industry expertise, a global network of local investment teams who can leverage extensive firm-wide resources and a consistent and disciplined investment process.

•	Commitment to our Fund Investors. Our fund investors come first. This commitment is a core component of our firm culture and informs every aspect of our business. We believe this philosophy is in the long-term best interests of Carlyle and its owners, including our common unitholders.

•	Investment in the Firm. We have invested, and intend to continue to invest, significant resources in hiring and retaining a deep talent pool of investment professionals and in building the infrastructure of the firm, including our expansive local office network and our comprehensive investor services team, which provides finance, legal and compliance and tax services in addition to other services.

•	Expansion of our Platform. We innovate continuously to expand our investment capabilities through the creation or acquisition of new asset-, sector- and regional-focused strategies in order to provide our fund investors a variety of investment options.

•	Unified Culture. We seek to leverage the local market insights and operational capabilities that we have developed across our global platform through a unified culture we call “One Carlyle.” Our culture emphasizes collaboration and sharing of knowledge and expertise across the firm to create value. We believe our collaborative approach enhances our ability to analyze investments, deploy capital and improve the performance of our portfolio companies.

There are four primary drivers of the “Carlyle Engine” — fundraising or attracting new capital commitments to our funds; investing; working to create value for our investors or to achieve appreciation of our various investments; and harvesting, selling or otherwise disposing of our carry fund investments. Operational and strategic highlights for 2013 include the following:

•	During 2013, we raised more than $22 billion in new commitments across our platform; made equity investments through our carry funds of over $8 billion in more than 200 investments; realized proceeds of over $17 billion through 45 funds; and increased the value of our carry fund portfolio by approximately 20%.

•	We bolstered our senior leadership team and also made key hires in several areas. For example, we hired a new head of our Solutions platform, a head of international real estate and a deputy chief investment officer for our Corporate Private Equity business. We hired senior personnel for our investor relations group to further develop our high-net worth and retail fundraising strategies. We also took additional steps to institutionalize our One Carlyle philosophy and dedicated additional resources to further facilitate the collaboration between our investment funds and portfolio companies.

•	We took advantage of the favorable capital markets and strengthened our balance sheet through the issuance of $500 million aggregate principal amount of 3.875% Senior Notes due 2023; and the issuance of $400 million aggregate principal amount of 5.625% Senior Notes due 2043.

•	We had a successful fundraising year across all of our segments:

•	In our CPE segment: We closed our latest vintage US buyout fund at $13 billion, above our original $10 billion target, closed our first Peru fund at $308 million, launched our fourth generation European buyout fund and launched our third generation Japanese buyout fund.

•	In our GMS segment: We had a final closing on our third distressed debt fund at $703 million, closed four new collateral loan obligations (CLOs) in the U.S. with a total of $2.1 billion of assets at December 31, 2013, raised our first two CLOs in Europe since the financial crisis with $944 million of assets at December 31, 2013, launched two business development companies and filed to register with the SEC the shares of two mutual funds.

•	In our Real Assets segment: We closed our first power fund and a $503 million core managed account in China, established a $181 million opportunistic real estate account focused on warehouse-related assets in China, and launched our seventh U.S. real estate fund, first international energy fund, and second power fund. We raised a $750 million managed account to invest across our natural resources platform and also had a first close in the NGP Agribusiness fund.

•	In our Solutions segment: We reached $4.2 billion in the AlpInvest Secondaries Program (ASP), including AlpInvest Secondaries Fund V (ASF V) closing at its hard cap of $750 million, and assumed management of two new managed accounts with $286 million of assets under management on behalf of Indiana state investors.

•	We continued to grow our energy platform by adding an international energy team, which significantly expands our ability to invest in a full range of energy assets around the world. Our new international energy team focuses on oil and gas exploration and production (E&P), midstream, oil field services (OFS) and refining and marketing (R&M) in Europe, Africa, Latin America and Asia.

•	We took advantage of the favorable market environment to access the public markets and harvest a number of the Corporate Private Equity investments made prior to the financial crisis. Through our Corporate Private Equity funds, our fund investors benefitted from 12 companies going public and generated proceeds for our fund investors in excess of $5 billion in initial public offerings and block trades.

•	We invested more than $8 billion globally through 38 carry funds in more than 200 transactions.

•	In the United States: We invested $4 billion, primarily in the industrial, energy, consumer and retail and financial services sectors, including Axalta Coatings, a company that develops, manufactures and sells coatings and application tools to the automotive industry, Red Oak Power, a power generation facility located in Sayreville, New Jersey, Beats Electronics, a designer and marketer of premium headphones, speakers and audio accessories and TCW, an investment management company.

•	In Europe: We invested $1.1 billion primarily in the industrial and energy industries, including Chesapeake Limited, a global supplier of pharmaceutical and consumer packaging products and Varo, a midstream energy business in northwest Europe.

•	In Asia: We invested over $1 billion, primarily through public to private transactions including Focus Media, a Shanghai-based advertising company, and 7 Days Group Holdings Ltd, a Chinese economy hotel chain.

•	In MENA: We invested $126 million, primarily in consumer and retail investments, including Al-Nabil Food Industries Co. Ltd,, a premier producer of a broad range of frozen and chilled food products, and Penti, a hosiery manufacturer and retailer of women’s hosiery, lingerie and swimwear in Turkey.

•	In real estate: We invested nearly $1.5 billion to acquire or develop real estate properties around the globe across multiple sectors including residential properties in the Northeast United States, student housing centers in the United Kingdom and warehouses in China.

•	We expanded the depth and breadth of our Solutions platform:

•	In August 2013, we acquired the remaining 40% of AlpInvest. Subsequent to this acquisition, AlpInvest’s management team will continue to exercise independent investment authority.

•	In November 2013, we acquired Metropolitan Real Estate Equity Management, a global manager of real estate fund of funds, to expand our expertise and global real estate product offerings.

•	In November 2013 we entered into an agreement to acquire Diversified Global Asset Management Corporation (“DGAM”), a global manager of hedge funds, to expand the suite of products available through our Solutions platform and to offer investors the ability to allocate their investments across alternatives in hedge funds, private equity and real estate. This transaction closed on February 3, 2014.

•	We further aligned our interests with those of our fund investors in 2013 with Carlyle, our senior Carlyle professionals, operating executives, other professionals and advisors increasing their commitments to our investment funds by over $1 billion.

Business Segments

We operate our business across four segments: (1) Corporate Private Equity, (2) Global Market Strategies, (3) Real Assets and (4) Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Although we primarily transact business in the United States and substantially all of our revenues are generated domestically, we have established investment vehicles whose primary focus is making investments in specified geographical locations. Refer to “Information by Geographic Location” in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on consolidated revenues and assets based on the geographical focus of the associated investment vehicle.

Corporate Private Equity

Our Corporate Private Equity segment, established in 1990 with our first U.S. buyout fund, advises our buyout and growth capital funds, which pursue a wide variety of corporate investments of different sizes and growth potentials. Our 31 active Corporate Private Equity funds are each carry funds. They are organized and operated by geography or industry and are advised by separate teams of local professionals who live and work in the markets where they invest. In our Corporate Private Equity segment we also have 62 active external co-investment entities. We believe this diversity of funds and entities allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.

Our Corporate Private Equity teams have two primary areas of focus:

•	Buyout Funds. Our buyout teams advise a diverse group of 23 active funds that invest in transactions that focus either on a particular geography (e.g., United States, Europe, Asia, Japan, MENA, Sub-Saharan Africa or South America) or a particular industry. We continually seek to expand and diversify our buyout portfolio into new areas where we see opportunity for future growth. In 2013, we concluded fundraising for our sixth U.S. buyout fund, raising $13 billion in capital commitments, and launched fundraising for our fourth European buyout fund and third generation Japan buyout fund. We invested $4.3 billion and committed $2.3 billion of additional equity through our buyout funds. As of December 31, 2013, our buyout funds had, in the aggregate, approximately $60 billion in AUM.

•

Growth Capital Funds. Our 8 active growth capital funds are advised by four regionally focused teams in the United States, Europe and Asia, with each team generally focused on middle-market and growth companies consistent with specific regional investment considerations. The investment mandate for our growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early stage or venture-type investments. In 2013, we launched fundraising efforts for our fourth European technology fund. As of December 31, 2013, our growth capital funds had, in the aggregate, approximately $5 billion in AUM.

From inception through December 31, 2013, our Corporate Private Equity segment has invested approximately $58 billion in 471 investments. Of that total, we have invested 58% in 230 investments in North and South America, 23% in 107 investments in Europe, the Middle East and Africa and 19% in 134 investments in the Asia-Pacific region. We have fully realized 308 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.

The following table presents certain data about our Corporate Private Equity segment as of December 31, 2013 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2003; amounts invested include co-investments).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$65	34%	20%	$43	163	31	$25	262	$58	471

Global Market Strategies

Our Global Market Strategies segment, established in 1999 with our first high yield fund, advises a group of 61 active funds that pursue investment strategies including long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading, leveraged loans and structured credit, energy mezzanine opportunities, middle market lending and distressed debt. In 2013, the Global Market Strategies segment continued to expand and grew its AUM from $33 billion at December 31, 2012 to $35 billion at December 31, 2013. This increase was partially due to organic growth in our existing carry and hedge funds, the closings on six new issue CLOs and the launch of two new business development companies. Recently, the Global Market Strategies segment also filed to register with the SEC the shares of two mutual funds.

Primary areas of focus for our Global Market Strategies teams include:

•	Structured Credit Funds. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2013, we closed four new U.S. CLOs and raised our first two CLOs in Europe since the financial crisis with a total of $2.1 billion and $0.9 billion, respectively, of assets at December 31, 2013. As of December 31, 2013, our structured credit team advised 39 funds in the United States and Europe totaling, in the aggregate, approximately $15.8 billion in AUM.

•	Distressed and Corporate Opportunities. Our distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2013, our distressed and corporate opportunities team advised three funds totaling, in the aggregate, approximately $1.4 billion in AUM.

•	Middle Market Finance. Our middle market finance business comprises our business development companies (“BDCs”), a CLO consisting of middle market senior, first lien loans, and our corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2013, our BDC investment team advised three funds totaling, in the aggregate, approximately $1.8 billion in AUM and our corporate mezzanine team advised two funds totaling, in the aggregate, approximately $0.6 billion in AUM.

•	Energy Mezzanine Opportunities. Our energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2013, our energy mezzanine opportunities team advised one fund with approximately $1.8 billion in AUM.

•	Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, approximately $8.0 billion in AUM as of December 31, 2013. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•	Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises seven emerging markets equities and macroeconomic hedge funds with approximately $5.2 billion in the aggregate of AUM as of December 31, 2013. ESG’s emerging markets equities funds invest in publicly traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•	Commodities. Vermillion Asset Management, a New York-based commodities investment manager (“Vermillion”) advises four funds totaling, in the aggregate, approximately $0.9 billion of AUM as of December 31, 2013. Vermillion’s investment strategies include relative value, enhanced index and long-biased physical commodities. Vermillion seeks to produce positive, uncorrelated returns, through a liquid, relative-value, low volatility approach to trading both physical commodities and their derivatives.

The following table presents certain data about our Global Market Strategies segment as of December 31, 2013 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2003).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Funds	Investment Professionals (1)
$35	19%	30%	$33	61	207

(1)	Includes 57 middle-office and back office professionals.

Real Assets

Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 26 active carry funds focused on real estate, infrastructure and energy and natural resources (including power) and also includes the eight NGP management fee funds and one NGP carry fund. This segment pursues investment opportunities across a diverse array of tangible assets, such as office buildings, hotels, retail and residential properties, industrial properties and senior-living facilities, as well as oil and gas exploration and production, midstream, refining and marketing, power generation, pipelines, wind farms, refineries, airports, toll roads, transportation, water utility and agriculture, as well as the companies providing services or otherwise related to them. In 2013, we had a closing on our first international energy fund and closed our power fund.

Our Real Assets teams have two primary areas of focus:

•	Real Estate. Our nine active real estate funds pursue real estate investment opportunities in Asia, Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of more than 120 real estate investment professionals has made over 570 investments in 186 cities/ metropolitan statistical areas around the world as of December 31, 2013, including office buildings, hotels, retail and residential properties, industrial properties and senior living facilities. As of December 31, 2013, our real estate funds had, in the aggregate, approximately $12 billion in AUM.

•

Energy and Natural Resources. Our energy and natural resources activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, power and oilfield services sectors, the renewable and alternative sectors and the energy and power industries around the world. Historically, we conducted our energy activities jointly with Riverstone, advising five funds with approximately $12 billion in AUM as of December 31, 2013 (we refer to these energy funds as our “Legacy Energy funds”). Currently, we conduct our North American energy investing through our partnership with NGP Energy Capital Management, an Irving, Texas-based energy investor in which we acquired an equity interest in December 2012. NGP advises nine funds with approximately $12 billion in AUM as of December 31, 2013. Additionally in 2013, we formed a power team to focus on investment opportunities in the North American power generation sector. Leveraging the expertise of the operating professionals at Cogentrix Energy L.L.C., one of our portfolio companies, the team seeks investments where it can obtain direct or indirect operational control to facilitate the implementation of technical enhancements. As of December 31, 2013, the power team managed $497 million in AUM through one fund. In 2013, we also formed an international energy investment team as a part of our growing energy platform, which significantly expands our ability to invest in a full range of energy assets around the world. As of December 31, 2013, the international energy team managed $669 million in AUM through one fund. We also have an infrastructure team that focuses on investments in infrastructure companies and assets. As of December 31, 2013, we advised one infrastructure fund with approximately $1 billion in AUM.

Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have from inception through December 31, 2013, invested on a global basis approximately $33 billion in a total of 658 investments (including more than 60 portfolio companies). Of that total, we have invested 72% in 496 investments in North and South America, 21% in 113 investments in Europe, the Middle East and Africa and 7% in 49 investments in the Asia-Pacific region. We have fully realized 298 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.

The following table presents certain data about our Real Assets segment as of December 31, 2013 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2003; amounts invested include co-investments).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Investments (2)	Active Funds (3)	Available Capital	Investment Professionals (1)	Amount Invested Since Inception(2)	Investments Since Inception(2)
$39	21%	32%	$28	360	26	$9	138	$33	658

(1)	Excludes Riverstone and NGP employees.
(2)	Excludes investment activity of the NGP management fee funds.
(3)	Includes the eight NGP management fee funds and one NGP carry fund.

Solutions

Our Solutions segment primarily operates through AlpInvest and our newly acquired businesses, Metropolitan and DGAM. In August 2013, we acquired the remaining 40% of AlpInvest and now own 100% of the firm. AlpInvest is one of the world’s largest investors in private equity and advises a global private equity fund of funds program and related co-investment and secondary activities. In 2013, our AlpInvest vehicles invested $4.7 billion in fund investments, co-investments and secondary investments. We continued to expand the Solutions platform through the acquisitions of Metropolitan and DGAM. In November 2013, we acquired Metropolitan, one of the largest managers of indirect investments in global real estate, which manages 22 fund of funds vehicles with $2 billion in AUM as of December 31, 2013. Metropolitan’s principal strategic focus is on value add/opportunistic real estate investments through more than 85 highly focused, specialist real estate managers across the globe as of December 31, 2013. On February 3, 2014, we also acquired DGAM, a global manager of hedge funds based in Toronto, Canada, with $6.6 billion in managed and advised assets as of December 31, 2013. DGAM’s historical investor base has been institutional and includes some of the world’s largest and most sophisticated public and private pension funds, endowments and sovereign wealth funds.

Each of these businesses independently seeks to provide best-in-class investment capabilities. We believe that the combination of AlpInvest, Metropolitan and DGAM, on the foundation of our global platform, will represent a significant resource for our investors and clients. We will strive to use this resource to deliver customized solutions to our investors to meet their individual investment goals.

The Solutions platform comprises three core businesses:

•	AlpInvest invests primarily through Private Equity Fund Investments, Private Equity Co-Investments and Private Equity Secondary Investments vehicles.

•	Private Equity Fund Investments. AlpInvest fund of funds vehicles make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners (“portfolio funds”). As of December 31, 2013, AlpInvest advised 38 fund of funds vehicles totaling, in the aggregate, approximately $32 billion in AUM.

•	Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it typically has a fund investment throughout Europe, North America and Asia (for example, when an investment opportunity is too large for a particular fund, the sponsor of the fund may seek to raise additional “co-investment” capital from sources such as AlpInvest). As of December 31, 2013, AlpInvest’s co-investment programs were conducted through 24 fund of funds vehicles totaling, in the aggregate, approximately $8 billion in AUM.

•	Private Equity Secondary Investments. AlpInvest also advises funds that acquire interests in portfolio funds in secondary market transactions. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. In 2013, the AlpInvest Secondaries Program reached $4.2 billion, including AlpInvest Secondaries Fund V (ASF V) closing at its hard cap of $750 million. As of December 31, 2013, AlpInvest’s secondary investments program was conducted through 22 fund of funds vehicles totaling, in the aggregate, approximately $8 billion in AUM.

•	Metropolitan fund of funds vehicles make investment commitments directly to real estate focused portfolio funds. Since inception in 2003 through December 31, 2013, Metropolitan has invested with more than 80 managers. As of December 31, 2013, Metropolitan advised 22 fund of funds vehicles totaling, in the aggregate, approximately $2 billion in AUM.

•	DGAM builds and actively manages hedge fund portfolios on behalf of its institutional clients. It invests globally and seeks to source strong managers in attractive strategies while minimizing constraints on investment activity. We acquired DGAM on February 3, 2014. As of December 31, 2013, DGAM managed and advised $6.6 billion through 13 vehicles and 3 separately managed accounts. In addition to assembling hedge fund portfolios, DGAM invests directly through its complex credit, liquid risk premia and trend following funds.

The following table presents certain data about our Solutions segment as of December 31, 2013 (dollar amounts in billions) and excludes DGAM which we acquired on February 3, 2014. See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for a discussion of the arrangements with the historical owners and management of AlpInvest regarding the allocation of carried interest in respect of the historical investments of and the historical and certain future commitments to our fund of funds vehicles.

AUM(1)	% of Total AUM	Fee-earning AUM	Fund of Funds Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception(2)
$50	26%	$35	106	$17	98	$48

(1)	Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties).
(2)	Excludes Metropolitan.

Investment Approach

Corporate Private Equity

The investment approach of our private equity teams is generally characterized as follows:

•	Consistent and Disciplined Investment Process. We believe our successful investment track record is the result in part of a consistent and disciplined application of our investment process. Investment opportunities for our Corporate Private Equity funds are initially sourced and evaluated by one or more of our deal teams. The due diligence and transaction review process places a special emphasis on, among other considerations, the reputation of a target company’s shareholders and management, the company’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors highlighted by the deal team. An investment opportunity must secure final approval from the investment committee of the applicable investment fund. The investment committee approval process involves a detailed overview of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.

•	Geographic and Industry-Focused. We have developed a global network of local investment teams with deep local insight into the areas in which they invest and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals have the knowledge, experience and relationships on a local level that allow them to identify and take advantage of opportunities which may be unavailable to firms who do not have our global reach and resources. We also have particular industry expertise in aerospace, defense and government services, consumer and retail, financial services, healthcare, industrial, technology and business services, telecommunications and media and transportation. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within such industries to identify potential buyers as part of a coherent exit strategy.

•	Variable Deal Sizes and Creative Structures. Our teams are staffed not only to effectively pursue large transactions, but also other transactions of varying sizes. We often invest in smaller companies and this has allowed us to obtain greater diversity across our entire portfolio. Additionally, we may undertake large, strategic minority investments with certain control elements or private investment in public equity (PIPE) transactions in large companies with a clear exit strategy. In certain jurisdictions around the world, we may make investments with little or no debt financing and seek alternative structures to opportunistically pursue transactions. We generally seek to obtain board representation and typically appoint our investment professionals and operating executives to represent us on the boards of the companies in which we invest. Where our funds, either alone or as part of a consortium, are not the controlling investor, we typically, subject to applicable regulatory requirements, acquire significant voting and other control rights with a view to securing influence over the conduct of the business.

•	Driving Value Creation. Our Corporate Private Equity teams seek to make investments in portfolio companies in which our particular strengths and resources may be employed to their best advantage. Typically, as part of a Corporate Private Equity investment, Carlyle’s investment teams will prepare and execute a value creation plan that is developed during a thorough due diligence effort and draws on the deep resources available across our global platform, specifically relying on:

•	Reach: Our global team and global presence that enables us to support international expansion efforts and global supply chain initiatives.

•	Expertise: Our investment professionals and our industry specialists, who provide extensive sector-specific knowledge and local market expertise.

•	Insight: Our 26 operating executives, primarily consisting of deeply experienced former CEOs, who work with our investment teams during due diligence, provide board-level governance and support and advise our portfolio company CEOs together with our extensive pool of consultants and advisors who provide special expertise to support specific value creation initiatives.

•	Data: The goal of our research function is to extract as much information from the portfolio as possible about the current state of the economy and its likely evolution over the near-to-medium term. Our CPE investment portfolio includes over 150 active portfolio companies as of December 31, 2013, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating these data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies.

•	Pursuing Best Exit Alternatives. In determining when to exit an investment, our private equity teams consider whether a portfolio company has achieved its objectives, the financial returns and the appropriate timing in industry cycles and company development to strive for the optimal value. The fund’s investment committee approves all exit decisions.

Global Market Strategies

The investment approach of our Global Market Strategies credit-focused funds is generally characterized as follows:

•	Source Investment Opportunities. Our Global Market Strategies teams source investment opportunities from both the primary and secondary markets through our global network and strong relationships with the financial community. We typically target portfolio companies that have a demonstrated track record of profitability, market leadership in their respective niche, predictability of cash flow, a definable competitive advantage and products or services that are value added to its customer base.

•	Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Market Strategies teams conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine the credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections.

•	Evaluation of Macroeconomic Factors. Our Global Market Strategies teams evaluate technical factors such as supply and demand, the market’s expectations surrounding a company and the existence of short- and long-term value creation or destruction catalysts. Inherent in all stages of credit evaluation is a determination of the likelihood of potential catalysts emerging, such as corporate reorganizations, recapitalizations, asset sales, changes in a company’s liquidity and mergers and acquisitions.

•	Risk Minimization. Our Global Market Strategies teams seek to make investments in capital structures to enable companies to both expand and weather downturns and/or below-plan performance. They work to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board representation or observation rights, our Global Market Strategies teams work to provide a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process.

The investment approach of our Global Market Strategies hedge funds is generally characterized as follows:

•	Premium on Liquidity. Our hedge funds generally run liquid portfolios that place an emphasis on maintaining tradable assets in their respective funds. Additionally, they generally employ long and short positions and construct their portfolios to produce returns largely uncorrelated to broad market movements.

•	Unique, Actionable Idea Generation. The public markets are thoroughly analyzed by the numerous competitors in asset management. However, due to technical factors or general investor sentiment, securities can become over or undervalued quickly relative to their intrinsic value. Our hedge fund managers separate their research teams into industry-, geography- and commodity-specific analysts in order to develop in-depth coverage on companies and sectors to generate proprietary research.

•	Strong Risk Management Oversight. A well-controlled risk profile is an important part of our Global Market Strategies investment methodology. Our risk officers constantly assess the portfolios of our hedge funds in light of market movements. In addition, Global Market Strategies has a separate team which has developed a rigorous risk management system to analyze the concentration risk, liquidity risk, historical scenario risk, counterparty risk and value at risk of our various funds on a daily basis.

Real Assets

Our Real Assets business includes investments in real estate assets, infrastructure and energy and natural resources (including power) companies and projects. The investment approach of the teams advising the international energy, power and infrastructure funds is similar to that of our Corporate Private Equity funds.

Generally, the investment approach of our real estate teams is characterized as follows:

•	Pursue an Opportunistic Strategy. In general, our real estate funds have focused on single asset transactions, using an opportunistic real estate investment strategy. We follow this approach because we believe that pursuing single assets enables us to better underwrite the factors that contribute to the fundamental value of each property, mitigate concentration risk, establish appropriate asset-by-asset capital structures and maintain governance over major property-level decisions. In addition, direct ownership of assets typically enables us to effectively employ an active asset management approach and reduce financing and operating risk, while increasing the visibility of factors that affect the overall returns of the investment.

•	Seek out Strong Joint Venture Partners or Managers. Where appropriate, we seek out joint venture partners or managers with significant operational expertise. For each joint venture, we design structures and terms that provide situationally appropriate incentives, often including, for example, the subordination of the joint venture partner’s equity and profits interest to that of a fund, claw back provisions and/or profits escrow accounts in favor of a fund and exclusivity. We also typically structure positions with control or veto rights over major decisions.

•	Source Deals Directly. Our teams endeavor to establish “market presence” in our target geographies where we have a history of operating in local markets and benefit from extensive long-term relationships with developers, corporate real estate owners, institutional investors and private owners. Such relationships have resulted in our ability to source a large number of investments on a direct negotiated basis.

•	Focus on Sector-Specific Strategies. Our real estate funds focus on specific sectors and markets in areas where we believe the fundamentals are sound and dynamic capital markets allow for identification of assets whose value is not fully recognized. The real estate funds we advise have invested according to strategies established in several main sectors: office, hotel, retail, residential, industrial and senior living.

•	Actively Manage our Real Estate Investments. Our real estate investments often require active management to uncover and create value. Accordingly, we have put in place experienced local asset management teams. These teams add value through analysis and execution of capital expenditure programs, development projects, lease negotiations, operating cost reduction programs and asset dispositions. The asset management teams work closely with the other real estate professionals to effectively formulate and implement strategic management plans.

•	Manage the Exit of Investments. We believe that “exit management” is as important as traditional asset management in order to take full advantage of the typically short windows of opportunity created by temporary imbalances in capital market forces that affect real estate. In determining when to exit an investment, our real estate teams consider whether an investment has fulfilled its strategic plan, the depth of the market and generally prevailing industry conditions.

Our energy and natural resources activities primarily focus on three areas: international energy, North American energy and power.

•

International Energy Investing. Our international energy team pursues investment opportunities in oil and gas exploration and production, midstream, oil field services and refining and marketing in Europe, Africa, Latin America and Asia. Seeking to take advantage of the lack of capital in the international energy market, we pursue transactions where we have a distinctive competitive advantage and can create tangible value for companies in which we invest, through industry specialization, deployment of human capital and access to our global network. In seeking to build a geographically diverse international energy portfolio, we focus on cash generating opportunities, with a particular focus on proven reserves and production, and strategically seek to enhance the efficiency of the portfolio through exploration or infrastructure improvements.

•	North American Energy Investing. We conduct our current North American energy investing through our partnership with NGP Energy Capital Management, an Irving, Texas-based energy investment firm that focuses on investments across a range of energy and natural resource assets, including oil and gas resources, oilfield services, pipelines and processing, as well as agricultural investments and properties. NGP seeks to align itself with “owner-managers” who are invested in the enterprise, have a top-tier technical team and who have a proprietary edge that differentiates their business plan. NGP strives to establish a portfolio of platform companies to grow through acquisitions and development and provides financial and strategic support and access to additional capital at the lowest cost. The existing NGP management fee funds and NGP carry funds are advised by NGP, and we do not control or manage such funds. NGP is managed by its founders and other senior members of NGP.

•	Power Investing. Our power team focuses on investment opportunities in the North American power generation sector. Leveraging the expertise of the investment professionals at Cogentrix Energy L.L.C., one of our portfolio companies, the team seeks investments where it can obtain direct or indirect operational control to facilitate the implementation of technical enhancements. We seek to capitalize on secular trends and to identify assets where engineering and technical expertise, in addition to a strong management team, can facilitate performance.

Solutions

Our Solutions team aims to apply a wide array of capabilities to help clients meet their investment objectives. We accomplish this through the design and management of portfolios of Carlyle products, non-Carlyle products, and combinations thereof. The investment approach of our Solutions platform is generally characterized as follows:

•	Solution-Oriented Approach. We believe that portfolio construction and management must begin with the specific goals and constraints of each individual client. Our broad set of investment capabilities and our mandate to invest in both Carlyle-and non-Carlyle-managed funds enable us to pursue the optimal outcome for each client on a customized basis.

•	Depth of Investment Expertise. Solutions has dedicated teams for each area of focus, which facilitate the attraction and retention of talent with the required skill-set for each strategy. Solutions professionals have trading, operational, portfolio and risk management expertise. From a top-down perspective, investment professionals seek to position the Solutions business to capitalize on market opportunities through focused research and allocation of resources. From a bottom-up perspective, they seek to build deep relationships with underlying fund managers that are strengthened by the investment professionals’ relevant experience in the broader financial markets.

•	Discipline. Solutions professionals focus on diversification, risk management and downside protection. Its processes include the analysis and interpretation of macrodevelopments in the global economy and the assessment of a wide variety of issues that can influence the emphasis placed on sectors, geographies, asset classes and strategies when constructing investment portfolios. After making an investment commitment, the investment portfolios are subject to at least semi-annual reviews conducted by the respective investment team responsible for each investment.

•	Innovation. Solutions professionals seek to leverage the intellectual capital within their organization and strategy-focused investment teams to take advantage of synergies that exist within other areas of the firm to identify emerging trends, market anomalies and new investment technologies to facilitate the formation of new strategies, as well as to set the direction for exiting strategies. This market intelligence provides them with an additional feedback channel for the development of new investment products.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, fund of funds vehicles, NGP management fee funds, and the NGP carry fund), assets under management (in the case of our hedge funds), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of December 31, 2013. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Note:	All funds are closed-end and amounts shown represent total capital commitments as of December 31, 2013, unless otherwise noted.
(1)	Open-ended funds. Amounts represent AUM as of December 31, 2013.
(2)	Amounts represent gross assets as of December 31, 2013.
(3)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Organizational Structure

The simplified diagram below depicts our organizational structure. Ownership information in the diagram below is presented as of December 31, 2013. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held. As discussed in greater detail below, The Carlyle Group L.P. holds, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units that is equal to the number of common units that The Carlyle Group L.P. has issued and benefits from the income of Carlyle Holdings to the extent of its equity interests in the Carlyle Holdings partnerships. While the holders of common units of The Carlyle Group L.P. are entitled to all of the economic rights in The Carlyle Group L.P., the limited partners of the Carlyle Holdings partnerships, like the wholly owned subsidiaries of The Carlyle Group L.P., hold Carlyle Holdings partnership units that entitle them to economic rights in Carlyle Holdings to the extent of their equity interests in the Carlyle Holdings partnerships. Public investors do not directly hold equity interests in the Carlyle Holdings partnerships.

(1)	The Carlyle Group L.P. common unitholders have only limited voting rights and have no right to remove our general partner or, except in limited circumstances, elect the directors of our general partner. TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit in The Carlyle Group L.P. that entitles it, on those few matters that may be submitted for a vote of The Carlyle Group L.P. common unitholders, to participate in the vote on the same basis as the common unitholders and provides it with a number of votes that is equal to the aggregate number of vested and unvested partnership units in Carlyle Holdings held by the limited partners of Carlyle Holdings on the relevant record date.
(2)	Certain individuals engaged in our business own interests directly in selected subsidiaries, including, in certain instances, entities that receive management fees from funds that we advise. See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for additional information.

The Carlyle Group L.P. conducts all of its material business activities through Carlyle Holdings. Each of the Carlyle Holdings partnerships was formed to hold our interests in different businesses. Carlyle Holdings I L.P. owns all of our U.S. fee-generating businesses and many of our non-U.S. fee-generating businesses, as well as our carried interests (and other investment interests) that derive income that we believe is not qualifying income for purposes of the U.S. federal income tax publicly-traded partnership rules and certain of our carried interests (and other investment interests) that do not relate to investments in stock of corporations or in debt, such as equity investments in entities that are pass-through for U.S. federal income tax purposes. Carlyle Holdings II L.P. holds a variety of assets, including our carried interests in many of the investments by our carry funds in entities that are treated as domestic corporations for U.S. federal income tax purposes and in certain non-U.S. entities. Certain of our non-U.S. fee-generating businesses, as well as our non-U.S. carried interests (and other investment interests) that derive income that we believe is not qualifying income for purposes of the U.S. federal income tax publicly-traded partnership rules and certain of our non-U.S. carried interests (and other investment interests) that do not relate to investments in stock of corporations or in debt, such as equity investments in entities that are pass-through for U.S. federal income tax purposes are held by Carlyle Holdings III L.P. At the time of our IPO, certain pre-IPO owners of the firm, including our inside directors and executive officers, held a beneficial interest in investments in or alongside our funds that were funded by such persons indirectly through consolidated entities. As part of the reorganization we undertook in connection with our IPO, in order to minimize the extent of third-party ownership interests in firm assets, we (i) distributed a portion of these interests (approximately $127.7 million) to the beneficial owners so that they are held directly by such persons and are no longer consolidated in our financial statements and (ii) restructured the remainder of these interests (approximately $64.1 million) so that they are reflected as non-controlling interests in our financial statements.

The Carlyle Group L.P. has wholly owned subsidiaries that serve as the general partners of the Carlyle Holdings partnerships: Carlyle Holdings I GP Inc. (a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes), Carlyle Holdings II GP L.L.C. (a Delaware limited liability company that is a disregarded entity and not an association taxable as a corporation for U.S. federal income tax purposes) and Carlyle Holdings III GP L.P. (a Québec société en commandite that is a foreign corporation for U.S. federal income tax purposes) serve as the general partners of Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., respectively. Carlyle Holdings I GP Inc. and Carlyle Holdings III GP L.P. serve as the general partners of Carlyle Holdings I L.P. and Carlyle Holdings III L.P., respectively, through wholly owned subsidiaries that are disregarded for federal income tax purposes. We refer to Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C. and Carlyle Holdings III GP L.P. collectively as the “Carlyle Holdings General Partners.”

Holding Partnership Structure

The Carlyle Group L.P. is treated as a partnership and not as a corporation for U.S. federal income tax purposes, although our partnership agreement does not restrict our ability to take actions that may result in our being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes. An entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Instead, each partner is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, whether or not cash distributions are made. Each holder of our common units is a limited partner of The Carlyle Group L.P., and accordingly, is generally required to pay U.S. federal income taxes with respect to the income and gain of The Carlyle Group L.P. that is allocated to such holder, even if The Carlyle Group L.P. does not make cash distributions. We believe that the Carlyle Holdings partnerships should also be treated as partnerships and not as corporations for U.S. federal income tax purposes. Accordingly, the holders of partnership units in Carlyle Holdings, including The Carlyle Group L.P.’s wholly owned subsidiaries, incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Carlyle Holdings.

Each of the Carlyle Holdings partnerships has an identical number of partnership units outstanding, and we use the terms “Carlyle Holdings partnership unit” or “partnership unit in/of Carlyle Holdings” to refer collectively to a partnership unit in each of the Carlyle Holdings partnerships. The Carlyle Group L.P. holds, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units equal to the number of common units that The Carlyle Group L.P. has issued. The Carlyle Holdings partnership units that are held by The Carlyle Group L.P.’s wholly owned subsidiaries are economically identical to the Carlyle Holdings partnership units that are held by the limited partners of the Carlyle Holdings partnerships. Accordingly, the income of Carlyle Holdings benefits The Carlyle Group L.P. to the extent of its equity interest in Carlyle Holdings.

The Carlyle Group L.P. is managed and operated by our general partner, Carlyle Group Management L.L.C., to whom we refer as “our general partner,” which is in turn wholly owned by our senior Carlyle professionals. Our general partner does not have any business activities other than managing and operating us. We reimburse our general partner and its affiliates for all costs incurred in managing and operating us, and our partnership agreement provides that our general partner determines the expenses that are allocable to us. Although there are no ceilings on the expenses for which we will reimburse our general partner and its affiliates, the expenses to which they may be entitled to reimbursement from us, such as director fees, historically have not been, and are not expected to be, material.

Investor Relations

Our diverse and sophisticated investor base includes more than 1,650 active carry fund investors located in 76 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States and around the world, including significant institutional investors in Asia, Europe, the Middle East and South America.

We strive to maintain a systematic fundraising approach to support growth and serve our investor needs. This approach to fundraising has been critical in raising over $22 billion in 2013. We work for our fund investors and continuously seek to strengthen and expand our relationships with them through frequent investor engagement and by cross-selling products across our diverse platform. We have a dedicated in-house LP relations group, which includes 23 geographically focused professionals with extensive investor relations and fundraising experience, supported by 12 product and client segment specialists and 21 support staff operating on a global basis and drawing upon a worldwide network of relationships. We continued to add personnel to our LP relations team in 2013, including eight professionals focused on high net worth distribution, a market that we believe has significant growth potential, and others focused on new client acquisition. While our entire investor relations team is focused on serving our investors, we have three professionals who are specifically focused on new investor development. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor client preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.

As of December 31, 2013, approximately 91% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund, and approximately 64% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds, an increase from 50% as of December 31, 2006. We believe the loyalty of our fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.

Investor Services

We have a team of over 600 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams and our LP relations group and provides an important control function, ensures that transactions are structured pursuant to the partnership agreements and assists in global regulatory compliance requirements. Our investor services professionals assist with investor reporting and enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 30 professionals and a government relations group with a presence around the globe, which includes 11 professionals as of December 31, 2013. We intend to continue to build and invest in our legal, regulatory and compliance functions to enable our investment teams to better serve our investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and high net worth individuals. Each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and administration of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. The limited partners of such funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters including the removal of the general partner or early liquidation of the partnership by simple majority vote, as discussed below. In the case of certain separately managed accounts advised by us, the investor, rather than us, may control the asset or the investment decisions related thereto or certain investment vehicles or entities that hold or have custody of such assets.

Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) serves as an investment adviser for most of our funds and is registered under the Investment Advisers Act of 1940 (the “Advisers Act”). Our investment advisers or one of their affiliates are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “— Incentive Arrangements / Fee Structure” below.

Our carry funds and hedge funds themselves do not register as investment companies under the Investment Company Act of 1940 (the “1940 Act”), in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act and purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and purchase their interests in a private placement. In addition, under certain current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement.

The governing agreements of the vast majority of our investment funds provide that, subject to certain conditions, a majority in interest (based on capital commitments) of third-party investors in those funds have the right to remove the general partner of the fund for cause and/or to accelerate the liquidation date of the investment fund without cause. In addition, the governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period by a vote of a simple majority in interest (based on capital commitments) of the investors in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm, cease to control the general partner (or similar managing entity) or the investment adviser or cease to hold a specified percentage of the economic interests in the general partner.

Our carry funds, fund of funds vehicles, business development companies, NGP management fee funds, and NGP carry funds are closed-ended funds. In a closed-ended fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, each limited partnership contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-ended funds we advise, investors are usually locked-up for a period of time after which they may generally redeem their interests on a quarterly basis.

With respect to our carry funds, investors generally agree to fund their commitment over a period of time. For our private equity funds, the commitment period generally runs until the earlier of (i) the sixth anniversary of the initial closing date or the fifth anniversary of the final closing date of the fund; (ii) the date the general partner cancels such obligation due to changes in applicable laws or when at least a significant portion (which may range between 85% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iii) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (iv) the failure of certain key persons to devote a specified amount of time to such fund or Carlyle, to control the general partner or the investment adviser or to hold a specified percentage of the economic interests in the general partner, unless upon any of these events the investors vote to continue the investment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing companies. Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, provided that an investor is generally not required to fund more than a certain percentage (generally 15% to 20%) of such investor’s capital commitment in such follow-on investments.

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

The term of each of the Corporate Private Equity, Real Assets, and Global Market Strategies carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years.

The term of each of the fund of funds vehicles generally will end 10 to 12 years from the initial closing date, or in some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive up to two-year periods, potentially up to a maximum of four years.

Incentive Arrangements / Fee Structure

Fund Management Fees. The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1.0% to 2.0% of the investment fund or vehicle’s capital commitments during the investment period. Following the expiration or termination of the investment period of such carry funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. The management fees that we receive from our carry funds typically are payable semi-annually in advance. The investment adviser of our fund of funds vehicles generally receives an annual management fee that ranges from 0.3% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such fund of funds vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested or the net asset value for unrealized investments. The management fees we receive from our fund of funds vehicles typically are payable quarterly in advance. The investment adviser of our hedge funds generally receives management fees that range from 1.5% to 2.0% of net asset value per year. The investment adviser of each of our CLOs generally receives an annual management fee of 0.25% to 0.65% on the total par amount of assets per annum. The investment adviser will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

With respect to Claren Road, ESG and Vermillion, we retain a specified percentage of the earnings of those businesses based on our 55% ownership in the management companies of those entities. The management fees received by our Claren Road, ESG and Vermillion funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual, quarterly, or monthly withdrawal or redemption rights in certain cases following the expiration of a specified period of time when capital may not be withdrawn and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. Our equity interest in NGP entitles us to an allocation of income equal to 47.5% (which will increase to 55% no later than May 11, 2017, subject to the receipt of certain approvals) of the management fee-related revenues of the NGP entities that serve as advisors to the NGP management fee funds. For AlpInvest, following our acquisition in August 2013 of the remaining 40% equity interest, and for Metropolitan, following our acquisition in November 2013, we retain all earnings of those businesses based on our 100% ownership in the management companies of those entities.

The general partners or investment advisers to our carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to limited partner investors are generally reduced by 50% to 100% of such transaction fees and certain other fees that are received by the general partners and their affiliates.

Performance Fees. The general partner of each of our carry funds and fund of funds vehicles also receives carried interest from the carry fund or fund of funds vehicle. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we allocate a portion of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. For most carry funds, the carried interest is subject to an annual preferred return of 8% or 9%, subject to a catch-up allocation to the general partner. If, as a result of diminished performance of later investments in the life of a carry fund or fund of funds vehicle, the carry fund or fund of funds vehicle does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of 20% (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net profits on third-party capital over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any giveback obligation; however, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. In 2014, individuals who previously received carried interest may pay giveback obligations with respect to one of our smaller funds. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.

The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement although in certain cases the giveback is calculated at prior intervals.

In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our Global Market Strategies funds when the return on AUM exceeds previous calendar-year ending or date-of-investment high-water marks. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year-end NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the hedge funds’ then-current fair value and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.

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

Under our arrangements with the historical owners and management team of AlpInvest, the management team and employees of AlpInvest are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date), 85% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 60% of the carried interest in respect of all other commitments (including all future commitments from third parties). Under our arrangements with the historical owners and management team of Metropolitan, the management team and employees are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that have had a final closing on or prior to July 31, 2013, and 45% of the carried interest in respect of all other commitments (including all future commitments from third parties).

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

Certain investors may also receive the opportunity to make additional “co-investments” alongside the investment funds. Co-investments are investments arranged by us that are made by our limited partner investors (and other investors in certain instances) in vehicles that invest in portfolio companies or other assets, generally on substantially the same terms and conditions as those of the applicable fund. In certain cases, such co-investments may involve additional fees or carried interest.

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

Building on these principles, Carlyle has established a working relationship with Environmental Defense Fund (“EDF”). Through this partnership (and in collaboration with The Payne Firm Inc., an international environmental consulting firm), Carlyle and EDF jointly developed a new due diligence framework for the alternative asset management sector called the “EcoValuScreen.” This framework goes beyond the traditional focus of risk mitigation by identifying opportunities for operational enhancements that will lead to better environmental and financial performance during the early stages of the investment process. This process enables Carlyle professionals to more effectively evaluate the operations of a target company, identify the most promising environmental management opportunities and incorporate them into the post-investment management, governance and reporting plans of our portfolio companies.

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

Competition

As a global alternative asset manager, we compete with a broad array of regional and global organizations for both investors and investment opportunities. Generally, our competition varies across business lines, geographies and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products which enable them to tailor their investments across alternatives in hedge funds, private equity and real estate. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.

We generally compete with sponsors of public and private investment funds across all of our segments. Within our Corporate Private Equity segment, we also compete with business development companies and operating companies acting as strategic acquirers. In our Global Market Strategies segment, we compete with private credit strategies, hedge funds, business development companies, distressed debt funds, mezzanine funds and other CLO issuers. In our Real Assets segment, we also compete with real estate development companies. In our Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services.

In addition to these traditional competitors within the global alternative asset management industry, we have increasingly faced competition from local and regional firms, financial institutions, sovereign wealth funds, family offices and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. In addition, large institutional investors and sovereign wealth funds have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities. Furthermore, in some cases, large institutional investors have reduced allocations to “fund of funds” vehicles and turned instead to private equity and hedge fund advisory firms that assist with direct investments. Greater reliance on advisory firms or in-house investment management may reduce fund of funds’ appeal to large institutional investors.

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

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2013, we employed more than 1,500 individuals, including more than 700 investment professionals, located in 34 offices across six continents.

Regulatory and Compliance Matters

United States

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The SEC, CFTC and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to alternative asset management firms.

Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic examinations by the staff of the SEC. In accordance with our efforts to enhance our compliance program and in response to recommendations received from the SEC in the course of routine examinations, certain additional policies and procedures have been put into place, but no material changes to our registered investment advisers’ operations have been made. Our registered investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC. Additionally, certain of our U.S. investment advisers are registered with, and subject to oversight by, applicable state securities regulators, rather than the SEC. Finally, certain of our non-U.S. investment advisers are subject to limited SEC disclosure requirements as “exempt reporting advisers.”

TCG Securities, L.L.C., the affiliate entity through which we conduct U.S.-based marketing and fundraising activities, is registered as a limited purpose broker/dealer with the SEC, and is a member of the Financial Industry Regulatory Authority (“FINRA”), and is also registered as a broker/dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under the international broker/dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. In October 2013, TCG Securities filed an application with FINRA to broaden the scope of its existing license for private placements to encompass the sale of interests in securitized products (including the equity tranche of the collateralized commodity obligations and securitized vehicles with commodity-related underlyings). Later this year, TCG Securities intends to submit an application with FINRA to further expand its license and approved business activities to engage in mutual fund retailing and active distribution. Our broker/dealer is subject to regulation and examination by the SEC, as well as by the state securities regulatory agencies. Additionally, FINRA, a self- regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business in the United States (including our broker/dealer) adopts and enforces rules governing the activities of its member firms and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities.

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

In 2013, we launched two BDCs which entities are subject to all relevant provisions under the 1940 Act as registered investment companies. We expect to launch a mutual fund platform comprising two separate investment series of a Delaware statutory trust. These mutual funds will also be subject to all relevant provisions under the 1940 Act as a registered investment companies. The 1940 Act and the rules thereunder regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Commodity Futures Trading Commission (“CFTC”) obtained regulatory jurisdiction over certain derivative instruments, including swaps. As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose alternative asset managers, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps and other derivatives regulated by CFTC. Operators of such private funds are generally required to become members of the National Futures Association (“NFA”) and register with the CFTC as commodity pool operators (“CPOs”) and commodity trading advisors (“CTAs”). Each of DGAM, ESG, Emerging Sovereign Partners LLC (“ESP”), and Vermillion are NFA members and are registered with the CFTC as CPOs and CTAs. Certain personnel were each required to register with the CFTC and the NFA as Principals of ESG, ESP and DGAM. The requirement to register as a Principal was triggered by the fact that, as a result of the acquisition, we and our three founders each hold more than ten percent of a class of securities of such entities. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of additional entities with the CFTC or file for additional exemptions from such registration requirements.

In addition, many Carlyle vehicles are subject to the Foreign Account Tax Compliance Act (“FATCA”) IRS tax regulations intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires “foreign financial institutions” to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on such entities. Final regulations were issued by the IRS on January 17, 2013, with the earliest effective dates beginning in July 2014. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which Carlyle does business. Many of these IGAs have yet to be finalized. FATCA could cause Carlyle to incur significant administrative and compliance costs and subject investors within certain Carlyle funds to incur additional tax withholding.

United Kingdom and the European Union

CECP Advisors LLP, one our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000 (the “FSMA”) and has permission to engage in a number of corporate finance activities regulated under FSMA, including advising on, and arranging deals in relation to certain types of, investments. CECP is in the process of registering a branch office in Ireland in connection with Carlyle’s investment activities in that country. CELF Advisors LLP, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of activities regulated under FSMA including advising on, managing and arranging deals in relation to certain types of investments, dealing in investments as agent and arranging safeguarding and administration of assets. FSMA and related rules govern most aspects of investment businesses, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Conduct Authority is responsible for administering these requirements and compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain “controlled functions” within the financial services industry of officers or employees performing such functions or other similar consequences.

The AIFMD, which became effective on July 21, 2011, was implemented as required by many EU member states by July 22, 2013, pursuant to the Alternative Investment Fund Managers Regulations 2013. The AIFMD regulates certain managers of, and service providers to, certain investment funds that are domiciled and marketed in the EU. The AIFMD also regulates the marketing within the EU of certain investment funds, including those domiciled outside the EU. In general, the AIFMD has a staged implementation between mid-2013 and 2018. Compliance with the AIFMD’s requirements may restrict Carlyle’s fund marketing strategy and will place additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation and liquidity management.

Additionally, during 2013, certain aspects of the European Market Infrastructure Regulation were implemented, imposing requirements relating to risk mitigation and reporting of certain data regarding uncleared derivatives transactions. Further requirements are scheduled to follow, including transaction reporting in relation to exchange-traded and OTC derivatives transactions, the central clearing of OTC derivatives and rules on equivalence with other derivatives reporting and clearing regimes. Given the global scale of the derivatives activity of various Carlyle entities, the various regulatory regimes to which Carlyle is subject could result in duplication of administration and increased transaction costs related to such derivatives activities.

Other Jurisdictions

Certain of our subsidiaries are subject to registration and compliance with laws and regulations of non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, investment advisory services and the marketing of investment products and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Certain of our private funds are also required to comply with the trading and disclosure rules and regulations of non-U.S. securities regulators.

Carlyle Hong Kong Equity Management Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) regulated activity in respect of professional investors.

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

Carlyle Real Estate SGR S.p.A. holds an authorization from the Bank of Italy to carry on fund management and real estate activities.

Carlyle Singapore Investment Advisers Pte Limited holds a registration with the Monetary Authority of Singapore to carry on fund management and dealing in securities activities in respect of institutional and accredited investors.

Carlyle South Africa Advisors (Proprietary) Limited, a limited company incorporated in the Republic of South Africa, is licensed as a Category 1 Authorised Financial Services Provider under the Financial Advisory and Intermediary Services Act (No. 37 of 2002) and is thereby regulated by the Financial Services Board in South Africa.

Claren Road Asia Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 9 (asset management) regulated activity in respect of professional investors.

Diversified Global Asset Management is licensed by Ontario Securities Commission as an exempt market dealer, as an adviser in the category of portfolio manager and as an investment fund manager and by the Autorité des Marchés Financier in Québec as an adviser in the category of portfolio manager and as an investment fund manager.

Vermillion Shanghai is licensed as a registered commodities trading company in the Free Trade Zone in Shanghai, China. Pursuant to this registration, Vermillion Shanghai is permitted to import and export physical commodities, partake in onshore and bonded physical commodities market and trade commodity derivatives on China’s domestic exchanges, including but not limited to the Shanghai Futures Exchange, Zhengzhou Commodities Exchange, and the Dalian Commodities Exchange.

TCG Gestor is licensed by the Securities & Exchange Commission of Brazil as an investment adviser.

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

Our businesses have operated for many years within a framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities and we take our obligation to comply all such laws, regulations and internal policies seriously. Our reputation depends on the integrity and business judgment of our employees and we strive to maintain a culture of compliance throughout the firm. We have developed, and adhere to, compliance policies and procedures such as codes of conduct, compliance systems, education and communication of compliance matters. These policies focus on matters such as insider trading, anti-corruption, document retention, conflicts of interest and other matters. Our legal and compliance team monitors our compliance with all of the legal and regulatory requirements to which we are subject and manages our compliance policies and procedures. Our legal and compliance team also monitors the information barriers that we maintain to restrict the flow of confidential information, including material nonpublic information, across our business. Our enterprise risk management function analyzes our operations and investment strategies to identify key risks facing the firm and works closely with the legal and compliance team to address them. The firm also has an independent and objective internal audit department that employs a risk-based audit approach that focuses on Sarbanes-Oxley compliance, enterprise risk management functions and other areas of perceived risk and aims to give management and the board of directors of our general partner reasonable assurance that our risks are well managed and controls are appropriate and effective.

Website and Availability of SEC Filings

Our website address is www.carlyle.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Financial Information” portion of our “Public Investors” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.

We use our website (www.carlyle.com), our corporate Facebook page (http://www.facebook.com/pages/The-Carlyle-Group/103519702981?rf=110614118958798) and our corporate Twitter account (@OneCarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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

Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on alternative asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a significant material adverse effect on our Corporate Private Equity, Real Assets and Global Market Strategies businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth and lending. The lack of credit in 2008 and 2009 hindered the initiation of new, large-sized transactions for our Corporate Private Equity and Real Assets segments and adversely impacted our operating results in those periods. While the adverse effects of that period have abated to a significant degree, global financial markets have experienced volatility at various times since, including in response to the downgrade by Standard & Poor’s in August 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+ and the May 2013 suggestion that the Federal Reserve could slow the pace of asset purchases in the coming months. Although credit spreads are inside of historical averages and all-in financing costs are below those prevailing prior to the recession, there is concern that the favorability of market conditions may be dependent on continued monetary policy accommodation from central banks, especially the U.S. Federal Reserve. Additional reductions in the pace of U.S. Federal Reserve asset purchases (i.e. “tapering”) could have unpredictable consequences for credit markets, which may create adverse consequences for deal finance conditions and negatively impact our business. Economic activity and employment in developed economies remain below levels implied by pre-recession trends and financial institutions have not provided debt financing in amounts and on terms commensurate with that provided prior to 2008, particularly in Europe. Continued weakness could result in lower returns than we anticipated at the time certain of our investments were made.

Interest rates have been at historically low levels for the last few years. These rates may remain relatively low or rise in the future and a period of sharply rising interest rates could have an adverse impact on our business. To address the near-term potential impact from an increase in rates, our portfolio companies have been refinancing and extending their debt when possible.

In 2013, we invested over $8 billion through our carry funds in more than 200 transactions. In the event that our investment pace slows, it could have an adverse impact on our ability to generate future performance fees and fully invest the capital in our funds. Our funds may also be affected by reduced opportunities to exit and realize value from their investments via a sale or merger due to a general slowdown in corporate M&A activity. Additionally, we may not be able to find suitable investments for the funds to effectively deploy capital and these factors could adversely affect the timing of and our ability to raise new funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in lower returns in our funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain Real Assets funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Market Strategies funds.

Our operating performance may also be adversely affected by our decentralized business model. Over the past twenty-six years, we have developed a global employee base with 34 offices around the world servicing multiple investor funds and investor needs. The costs and expenses of our business model may be greater than our peers with more centralized business models. In addition, while fundraising activity has improved compared to the period during the financial crisis in 2008-2009, the time required to raise a fund and costs involved in raising a fund have increased. In order to reduce expenses in the face of a difficult economic environment, we may need to cut back or eliminate the use of certain services or service providers, or terminate the employment of a significant number of our personnel that, in each case, could be important to our business and without which our operating results could be adversely affected.

Finally, during periods of difficult market conditions or slowdowns, our fund investment performance could suffer, resulting in, for example, the payment of less or no performance fees to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to distribute to our unitholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds and fund of funds vehicles. Furthermore, during adverse economic and market conditions, we might not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.

Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change to us relating to the terms of such debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real assets transactions, could have a material adverse impact on our business. In the event that certain of our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, certain of our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of our funds. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our use of leverage to finance our business and our use of earn-out payments to fund acquisitions may expose us to substantial risks.

We expect to use indebtedness as part of the means to finance our business operations as a public company and have used contingently payable consideration, including earn-out payments, in several of our firm acquisitions. In January 2013, we issued $500 million aggregate principal amount of ten-year senior notes at a rate of 3.875% and in March 2013, we issued $400 million aggregate principal amount of thirty-year senior notes at a rate of 5.625%. From time to time, we may access the capital markets, including through the issuance of additional debt securities. Using leverage to finance our business exposes us to risks associated with indebtedness. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on reasonable terms. There is no guarantee that such institutions will continue to extend credit to us or will renew any existing credit agreements we may have with them, or that we will be able to refinance our outstanding notes when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. We have a credit facility that provides for a term loan (of which $25.0 million was outstanding as of December 31, 2013) and revolving credit borrowings that has a final maturity date of August 9, 2018. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, issuing additional debt or possibly issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.

As part of the consideration for several of the new businesses we have acquired, we expect to incur future expenses related to these acquisitions including amortization of acquired intangibles, cash- and equity-based earn-out payments and fair value adjustments on contingent consideration issued. For example, we have used earn-out payments in our recent acquisitions to better align the interests of the managers of the acquired businesses with our interests. We have substantial earn-out payments due over the next several years in connection with our strategic investment in NGP and acquisitions of Claren Road, ESG, Vermillion, Metropolitan, and DGAM. Refer to Note 3, Note 6, Note 9, and Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Our revenue, net income and cash flow are variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

Our revenue, net income and cash flow are variable. For example, our cash flow fluctuates due to the fact that we receive carried interest from our carry funds and fund of funds vehicles only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds can vary from quarter to quarter. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. For instance, during the 2008 and 2009 economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments may be more variable during times of market volatility. Such variability in the timing and amount of our accruals and realizations of carried interest and transaction fees may lead to volatility in the trading price of our common units and cause our results and cash flow for a particular period not to be indicative of our performance in a future period. We may not achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to adverse movements in the price of our common units or increased volatility in our common unit price generally.

During periods in which a significant portion of our AUM is attributable to carry funds and fund of funds vehicles or their investments that are in the fundraising or investment periods which precede harvesting, as has been the case from time to time, we may receive substantially lower distributions. Moreover, even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our quarterly results and cash flow for that particular quarter which may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest. For example, in 2013 and 2012 as compared to 2011, several of our portfolio companies engaged in recapitalization transactions, thereby returning capital to the investors in those companies. Many of these transactions, however, did not produce realized carried interest.

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

The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance fees are ultimately realized when (i) an investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative net returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. When a fund enters into a position to take carried interest, we are generally entitled to a disproportionate “catch-up” level of profit allocation for a period before the amount of profit allocation to which we are entitled returns to a more normalized level. For example, for financial reporting purposes, we started accruing carried interest in respect of CP V in 2011, which resulted in a cumulative catch-up of carried interest. Throughout 2012 and 2013, CP V remained in a carry position, but profits were allocated to us in respect of this fund at a more normalized rate (i.e. 20%). In order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations, we did not realize any carried interest from CP V until the fourth quarter of 2013. For our hedge funds, absolute positive performance and relative outperformance and lower volatility versus their respective benchmarks may be among the considerations taken into account in an investor’s decision to increase or maintain allocations to our funds.

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

Our fee revenue may also depend on the pace of investment activity in our funds. In many of our carry funds, the base management fee may be reduced when the fund has invested substantially all of its capital commitments or the aggregate fair market value of a fund’s investments is below its cost. We may receive a lower management fee from such funds if there has been a decline in value or after the investing period and during the period the fund is harvesting its investments. As a result, the variable pace at which many of our carry funds invest capital and dispose of investments may cause our management fee revenue to vary from one quarter to the next.

Furthermore, the investment period of a fund may expire prior to the raising of a successor fund. Where appropriate, we may work with our limited partners to extend the investment period, which gives us the opportunity to invest any capital that remains in the fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur.

Our management fee revenues will be reduced by these step-downs in management fee rates or market value declines, as well as by any reduction of Fee-earning AUM resulting from successful realization activity in our carry funds. For example, the investment periods for many of our large carry funds expired in 2013, which resulted and will continue to result in a reduction of the management fees that we receive from those funds. We have in most cases raised (or are in the process of raising) successor funds to replace these funds with expired investment periods. However, to the extent that a successor fund is smaller than the predecessor fund, has less attractive management fee terms or there is a gap between the expiration of the investment period of a predecessor fund and the commencement of management fees for a successor fund, our total management fees for that fund family may decline. For example, during 2013, we had several funds move out of their investment period at the same time as we were raising successor funds, which caused a gap period of generating fees. This had a negative impact on our fund management fees, particularly in Corporate Private Equity where such fees declined $24.6 million versus 2012. Our failure to successfully replace and grow Fee-earning AUM through the integration of recent acquisitions and anticipated new fundraising initiatives could have an adverse effect on our management fee revenue.

We depend on our founders and other key personnel, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.

We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our founders, Messrs. Conway, D’Aniello and Rubenstein, and other key personnel, including members of our executive group, our management committee, the investment committees of our investment funds and senior investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. As part of our succession planning and to enhance our capabilities, we have recently hired and anticipate that we will continue to hire senior professionals in key leadership positions throughout the firm. Accordingly, our success will depend on the continued service of these individuals. Our founders have no immediate plans to cease providing services to our firm, but our founders and other key personnel are not obligated to remain employed with us. In addition, all of the Carlyle Holdings partnership units received by our founders and a portion of the Carlyle Holdings partnership units that other key personnel have received in the reorganization, as described in “Part I. Item 1. Business,” are fully vested. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our investment objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Under the provisions of the partnership agreements governing most of our carry funds, the departure of various key Carlyle personnel could, under certain circumstances, relieve fund investors of their capital commitments to those funds, if such an event is not cured to the satisfaction of the relevant fund investors within a certain amount of time. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.

Our senior Carlyle professionals and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our senior Carlyle professionals were to join or form a competing firm, that action could have a material adverse effect on our business, results of operations and financial condition. Furthermore, to the extent investors in certain of our hedge funds have the ability to redeem their investment, the loss of a key manager could trigger redemptions and thus adversely impact the business.

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

All of the Carlyle Holdings partnership units received by our pre-IPO owners in exchange for their interests in carried interest owned at the fund level relating to investments made by our carry funds prior to the date of Reorganization are fully vested. Of the remaining Carlyle Holdings partnership units received as part of the Reorganization by our pre-IPO owners, 38.8% are fully vested and 61.2% are unvested as of December 31, 2013. The unvested Carlyle Holdings units will generally vest over the next 4 years on each anniversary of our initial public offering. At the time of the initial public offering, we granted 17,056,935 deferred restricted common units to our employees under our Equity Incentive Plan and 362,875 phantom deferred restricted common units. These deferred restricted common units and phantom units issued to employees at the time of our initial public offering generally vest over a period of six years on each anniversary date of the offering. As these units vest, we expect to issue additional equity to retain our employees.

As a result of the foregoing, in order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our unitholders. In 2013, we incurred equity compensation expenses of $322.4 million and we expect these costs to materially increase in the future as we increase the use of deferred restricted common units to attract, retain and compensate our employees. For example, in February 2014, we granted approximately 5.6 million deferred restricted common units across a significant number of our employees. The total estimated grant-date fair value of these awards was approximately $172 million. The awards vest over a period of up to six years.

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

Given the priority we afford the interests of our fund investors and our focus on achieving superior investment performance, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it in the best interest of our fund investors— even in circumstances where such actions might be contrary to the near term interests of common unitholders.

In pursuing the interests of our fund investors, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to our fund investors and our discipline in this regard is in the long-term interest of us and our common unitholders, our common unitholders should understand this approach may have an adverse impact on our short-term profitability, and there is no guarantee that it will be beneficial in the long term. One of the means by which we seek to achieve superior investment performance in each of our strategies might include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in connection with the extension of the investment period for CEP III through 2013, we ceased charging management fees based on capital commitments at the end of 2012 and invested capital will be the basis for management fees starting from the end of 2012 forward. In prioritizing the interests of our fund investors, we may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. For example, in 2009, we decided to shut down one of our Real Assets funds and guaranteed to reimburse investors of the fund for capital contributions made for investments and fees to the extent investment proceeds did not cover such amounts. We have also waived management fees on certain leveraged finance vehicles at various times to improve returns. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life-cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period.

We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.

Our growth strategy focuses on the expansion of our platform both through the development of, and investment in, our existing lines of business to foster organic growth and strategic investment in or acquisition of, alternative asset management businesses or other businesses complementary to our existing business. This growth strategy involves a number of risks, including that the expected synergies from an investment in an organic growth strategy or an acquisition or strategic alliance will not be realized, that the expected results will not be achieved or that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate in the new investment strategy or line of business. We may also incur significant charges in connection with such growth initiatives and they may also potentially result in significant losses and costs. To the extent we issue equity in connection with our growth initiatives, we would dilute our unitholders.

Our organic growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new legal and regulatory requirements. For example, our recently developed and planned business initiatives include offering registered investment products and creating investment products open to retail investors. These activities will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk.

The success of our organic growth strategy will depend on, among other things:

•	the diversion of management’s time and attention from our existing businesses to development, and integration matters;

•	our ability to properly manage conflicts of interests;

•	our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and

•	our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business or a smaller scale lift out of an investment team to enhance our platform. Our ability to execute on our acquisition strategy will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex and we may encounter unexpected difficulties or incur unexpected costs.

In addition to the concerns noted above, the success of our acquisition growth strategy will depend, on among other things:

•	difficulties and costs associated with the integration of operations and systems;

•	difficulties integrating the acquired business’s internal controls and procedures into our existing control structure;

•	difficulties and costs associated with the assimilation of employees; and

•	the risk that a change in ownership will negatively impact the relationship between an acquiree and the investors in its investment vehicles.

Each acquisition transaction presents unique challenges and if a new venture developed internally or by acquisition is unsuccessful, we may decide to wind-down the new line of business. The wind-down could expose us to additional expenses, including impairment charges, could negatively impact our relationships with fund investors in those businesses and could subject us to litigation or regulatory inquiries.

Our organizational documents do not limit our ability to enter into new lines of business, and we intend to, from time to time, expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

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

Further, entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability and litigation and regulatory risk. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.

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

Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains now treated as capital gains, including gain on disposition of interests, attributable to an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Common unitholders’ interest in us, our interest in Carlyle Holdings II L.P. and the interests that Carlyle Holdings II L.P. holds in entities that are entitled to receive carried interest may have been classified as ISPIs for purposes of this legislation. It is unclear when or whether the U.S. Congress will vote on this legislation or what provisions will be included in any legislation, if enacted.

The most recent legislative proposals provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, common unitholders could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

The Obama administration proposed policies similar to Congress that would tax income and gain, now treated as capital gains, including gain on disposition of interests, attributable to an ISPI at rates higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would be considered to be a qualified capital interest. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration’s published revenue proposals for 2013 and prior years contained similar proposals.

On February 26, 2014, Representative Camp, Chairman of the House Ways and Means Committee, released a discussion draft summarizing proposed legislation that would, among other things (1) generally treat publicly traded partnerships (other than those deriving 90 percent of their income from activities relating to mining and natural resources) as taxable corporations for tax years beginning after 2016 and (2) recharacterize a portion of capital gain from certain partnership interests held in connection with the performance of services as ordinary income for tax years beginning after 2014.

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

Additional proposed changes in the U.S. taxation of businesses could adversely affect us.

The Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several proposals for reform if enacted could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.

Representative Camp has recently proposed the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. Senator Baucus recently proposed a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. The Baucus proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, and provide an annual assessment of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. If we are not able to implement or maintain the necessary procedures and processes, we may be unable to report our financial information on a timely basis and thereby could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and could result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

As we acquire new businesses around the world, we will need to continue to implement and oversee procedures and processes to integrate such operations into our internal control structure. In addition, sustaining our growth also requires us to commit additional management, operational, and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to continue to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We currently do not include the controls at Urbplan in our assessment of internal controls over financial reporting and we may need to implement additional processes and procedures to accurately and timely prepare our financial statements as a result of the inclusion of Urbplan.

Pursuant to a transition period for new acquisitions, management’s assessment of the effectiveness of our internal controls over financial reporting does not include the internal control over financial reporting of Urbplan Desenvolvimento Urbano S.A. (“Urbplan”, formerly Scopel Desenvolvimento Urbano S.A.), a Brazilian residential subdivision and land development company. As described in Note 17 to the audited consolidated financial statements included in this Annual Report on Form 10-K, the Partnership began consolidating Urbplan into its condensed consolidated financial statements as of September 30, 2013. We are currently in the process of reviewing Urbplan’s internal controls over financial reporting. We may be required to implement additional procedures and processes to ensure that we can accurately and timely prepare our financial statements.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, information and other data processing systems. We face various security threats, including cyber security attacks to our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the company. Although we have not yet been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in Washington, D.C., where most of our administrative and operations personnel are located, and our office in Arlington, Virginia, which houses our treasury, tax and finance functions, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. Due to the fact that the market for hiring talented professionals is competitive, we may not be able to grow at the pace we desire.

Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations and state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new investors or discourage others from doing business with us. Some of our investment funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission and U.S. federal and state banking authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act of 1940, as amended (the “1940 Act”), and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our asset management activities in the United States. Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, the SEC recently amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See “Business —Regulatory and Compliance Matters.”

We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In 2013, we launched two business development companies that are investment companies under the 1940 Act and subject to the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. Similarly, we expect to launch a series of mutual fund offerings in 2014, and such mutual funds will also be subject to the rules and regulations applicable to investment companies under the 1940 Act. These entities are required to file periodic and annual reports with the SEC and certain of these entities may be required to comply with the applicable provisions of the Sarbanes-Oxley Act. These requirements may expose us to liabilities and penalties if we fail to comply with the applicable rules and regulations.

Recently, the Securities and Exchange Commission (“SEC”) has indicated that investment advisors who receive transaction-based compensation for investment banking or acquisition activities relating to fund portfolio companies may be required to register as broker-dealers. Specifically, the Staff has noted that if a firm receives fees from a fund portfolio company in connection with the acquisition, disposition or recapitalization of such portfolio company, such management could raise broker-dealer concerns under applicable regulations related to broker dealers. To the extent we receive such transaction fees and the SEC takes the position that such activities render us a “broker” under the applicable rules and regulations of the Exchange Act, we could be subject to additional regulation. If receipt of transaction fees from a portfolio company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties or damages.

In addition, the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office Foreign Assets Control engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose transactions even if they were permissible under U.S. law. The ITRA also expanded the scope of U.S. sanctions by requiring foreign entities majority owned or controlled by a U.S. person to abide by U.S. sanctions against Iran to the same extent as a U.S. person. Previously, foreign entities were not directly bound by U.S. sanctions against Iran even if they were subsidiaries of U.S. companies. Applus Servicios Technologicos, S.L.U., which may be considered our affiliate, has informed us that it has engaged in the activities that are described on Exhibit 99.2 to this report, which disclosure is hereby incorporated by reference herein.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions, which could have an adverse impact on our ability to conduct our business:

•

The Dodd-Frank Act establishes the Financial Stability Oversight Council (the “FSOC”), an interagency body acting as the financial system’s systemic risk regulator with the authority to review the activities of nonbank financial companies predominantly engaged in financial activities are designate those companies determined to be “systemically important” for supervision by the Federal Reserve. Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States or if the nature, scope, size, scale, concentration, interconnectedness or mix of their activities could pose a threat to U.S. financial stability. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. During Stage 1, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a threshold leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. Although it is unlikely that we would be designated as systemically important under the process outlined in the final rule and interpretive guidance, the designation criteria could, and is expected to, evolve over time. While the FSOC will use the Stage 1 thresholds in identifying nonbank financial companies for further evaluation, it may initially evaluate any nonbank financial company based on other firm-specific quantitative or qualitative factors, irrespective of whether such company meets the thresholds in Stage 1. If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, which could include a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve. On July 8, 2013 and September 19, 2013, respectively, the FSOC made its first designations of three nonbank financial companies for Federal Reserve supervision. As expected, we were not among such companies.

•	The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which was set to expire on July 21, 2014. However, on December 10, 2013, the Federal Reserve and other federal regulatory agencies issued the long-awaited final rules implementing the Volcker rule, including an order granting an industry-wide, one-year extension to all banking entities. As a result, banking entities are required to have wound down, sold, transferred or otherwise conformed their investments and sponsorship activities to the Volcker Rule by July 21, 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.”

•	The Dodd-Frank Act requires many private equity and hedge fund advisers to register as investment advisors with the SEC under the Advisers Act, to maintain extensive records and to file reports with information that the regulators identify as necessary for monitoring systemic risk. Although a Carlyle subsidiary has been registered as an investment adviser for over 15 years, the Dodd-Frank Act will affect our business and operations, including increasing regulatory costs, imposing additional burdens on our staff and potentially requiring the disclosure of sensitive information.

•	The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

•	The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the clawback of any related incentive compensation from current and former executive officers.

•	The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC and the Federal Reserve.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagement of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. In addition, there have been similar rules on a state-level regarding “pay to play” practices by investment advisers. For example, in May 2009, we reached resolution with the Office of the Attorney General of the State of New York (the “NYAG”) regarding its inquiry into the use of placement agents by various asset managers, including Carlyle, to solicit New York public pension funds for private equity and hedge fund investment commitments. We made a $20 million payment to New York State as part of this resolution in November 2009 and agreed to adopt the NYAG’s Public Pension Fund Reform Code of Conduct.

In September 2010, California enacted legislation requiring placement agents who solicit funds from the California state retirement systems, such as CalPERS and the California State Teachers’ Retirement System, to register as lobbyists. In addition to increased reporting requirements, the legislation prohibits placement agents from receiving contingent compensation for soliciting investments from California state retirement systems. New York City has recommended similar measures that require asset management firms and their employees that solicit investments from New York City’s five public pension systems to register as lobbyists. Like the California legislation, the New York City recommendations impose significant compliance obligations on registered lobbyists and their employers, including annual registration fees, periodic disclosure reports and internal recordkeeping, and also prohibit the acceptance of contingent fees. North Carolina is considering similar requirements compelling placement agents to register as lobbyists. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These types of measures could materially and adversely impact our business.

It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

The short-term and long-term impact of the new Basel III capital standards is uncertain.

In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member states. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. Compliance with the Basel III standards may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit.

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

In October 2010, the EU Council of Ministers adopted a directive to amend the revised Capital Requirements Directive (“CRD III”), which, among other things, requires European Union (“EU”) member states to introduce stricter control on remuneration of key employees and risk takers within specific credit institutions and investment firms. The Financial Conduct Authority (the “FCA”) in the United Kingdom has implemented CRD III by amending its remuneration code although the extent of the regulatory impact will differ depending on a firm’s size and the nature of its activities.

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

The EU’s Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011, and the deadline for the transposition of the Directive into national law within the member states of the EU was July 22, 2013. The AIFMD regulates certain managers of, and service providers to, certain investment funds that are domiciled and marketed in the EU. The Directive also requires suitable co-operation agreements to be in place as between, on the one hand, the regulator in the jurisdiction of the AIFM and the AIF and, on the other, the regulator in each EU member state in which interests in the AIF are being marketed, the absence of which will potentially restrict the ability of the AIFM to offer interests in the AIF to investors in the such EU member states. The AIFMD also regulates the marketing within the EU of certain investment funds, including those domiciled outside the EU. Specifically, the AIFMD applies to (i) alternative investment fund managers (“AIFM”) established in the EU who manage EU or non-EU alternative investment funds (“AIF”), (ii) non-EU AIFMs who manage EU AIFs, and (iii) non-EU AIFMs which market their AIFs within the EU. The AIFMD took effect at a national level within EU member states in July 2013. The AIFMD imposes new operating requirements on EU AIFMs, and, to a lesser extent, non-EU AIFMs seeking to market an AIF within the EU. The full scope of the AIFMD may also, from October 2015 at the earliest, be extended to non-EU AIFMs who wish to market an AIF within the EU pursuant to a pan-European marketing passport instead of under national private placement regimes. The operating requirements imposed by the AIFMD include, among other things, rules relating to the remuneration of certain personnel, minimum regulatory capital requirements, restrictions on use of leverage, restrictions on early distributions (“asset stripping” rules), disclosure and reporting requirements to both investors and home state regulators, and independent valuation of an AIF’s assets. The AIFMD also imposes stricter marketing rules and reporting requirements. As a result, the AIFMD could in the future have an adverse effect on us and/or our investment funds by, among other things, increasing the regulatory burden and costs of raising money and doing business in EU member states, imposing extensive disclosure obligations on portfolio companies located in EU member states, significantly restricting marketing activities within the EU, potentially requiring us to change its compensation structures for key personnel, thereby affecting its ability to recruit and retain these personnel, and disadvantaging our investment funds as bidders for and potential owners of private companies located in EU member states when compared to non-AIF/AIFM competitors which may not be subject to the requirements of the AIFMD.

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

Rapidly changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business.

The regulation of derivatives and commodity interest transactions in the United States and other countries is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. We and our affiliates enter into derivatives and commodity interest transactions for various purposes, including to manage the financial risks related to our business. Accordingly, the impact of this evolving regulatory regime on our business is difficult to predict, but it could be substantial and adverse.

Among other things, the Commodity Futures Trading Commission (“CFTC”) adopted certain amendments to its existing rules that subject certain of our affiliated entities to potential registration, reporting and recordkeeping obligations in connection with derivatives transactions (including for hedging/risk management purposes). As such, our business may incur increased ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations across platforms and complying with the various reporting and recordkeeping requirements.

In addition, derivatives regulations in the United States and Europe are effectively transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which a majority of swap transactions are executed on registered exchanges and cleared through central counterparties. These regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures.

Furthermore, the CFTC has proposed rules relating to position limits on derivatives (including futures, options and swaps) with certain underlying reference assets. The CFTC has also proposed rules relating to the aggregation of derivative positions among commonly owned or controlled entities and exemptions from such aggregation. The finalization of these rules and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Moreover, in order to avoid exceeding position limits, it is possible that we and our affiliates may need to significantly alter our business processes related to such trading, including by modifying trading strategies and instructions.

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

For example, on February 14, 2008, a private class action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts. The complaint alleges, among other things, that certain private equity firms, including Carlyle, violated Section 1 of the Sherman Antitrust Act of 1890 (the “Sherman Act”) by forming multi-sponsor consortiums for the purpose of bidding collectively in corporate buyout auctions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Plaintiffs are seeking damages as provided for in Section 4 of the Clayton Act, including the statutorily mandated award of treble actual damages, and an injunction against such conduct in restraint of trade in the future. It is difficult to determine what impact, if any, this litigation (and any future related litigation), together with any increased governmental scrutiny or regulatory initiatives, will have on the private equity industry generally or on us and our funds specifically. As a result, the foregoing could have an adverse impact on us or otherwise impede our ability to effectively achieve our asset management objectives. See “Part I. Item 3. Legal Proceedings” for more information on this and other proceedings.

In addition, to the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. For example, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, Urbplan, a portfolio investment of certain Carlyle real estate investment funds that we consolidate as of September 30, 2013, began facing serious liquidity problems in late 2012 and required additional capital infusions to continue operations. If Urbplan fails to complete its construction projects, customers or other creditors in certain circumstances might seek to assert claims against us under certain consumer protection or other laws. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our private equity funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

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

There is a risk that our employees could engage in misconduct that adversely affects our business. Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect us and our investment funds and fund investors. Our business often requires that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, whether or not substantiated, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.

In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.

In addition, we will also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might also undermine any due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses and inhibit our ability to maintain our collaborative culture.

We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the alternative asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over AlpInvest, we have erected an information barrier between the management teams at AlpInvest, DGAM and Metropolitan and the rest of Carlyle. See “— Risks Related to Our Business Operations— Our Solutions business is subject to additional risks.” In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.

Risks Related to Our Business Operations

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.

In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. In some of our funds, such as our hedge funds, a reduction in the value of our AUM in such funds could result in a reduction in management fees and incentive fees we earn. In other funds managed by us, such as our private equity funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or a reduction in our management fees. Moreover, we could experience losses on our investments of our own capital as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s or fund of funds vehicle’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. See “— We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.”

Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds and fund of funds vehicles might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of the poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business.

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

Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds and aggregate fundraising totals approach levels last seen in 2008, there can be no assurance that this will continue. For example, there has been a recent shift from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. Investors may also seek to consolidate their investments with a smaller number of alternative asset managers, which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. For example, we are currently working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.

An investment in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments.

Unlike our closed-end investment funds, our hedge funds are subject to quarterly redemptions and investors can generally decide to exit their fund investments at any time. In 2013, in the aggregate, subscriptions exceeded redemptions in our hedge funds by $992 million but there is no guarantee that this trend will continue. In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. The failure to successfully raise capital commitments to new investment funds may also expose us to credit risk in respect of financing that we may provide such funds. When existing capital commitments to a new investment fund are insufficient to fund in full a new investment fund’s participation in a transaction, we may lend money to or borrow money from financial institutions on behalf of such investment funds to bridge this difference and repay this financing with capital from subsequent investors to the fund. Our inability to identify and secure capital commitments from new investors to these funds may expose us to losses (in the case of money that we lend directly to such funds) or adversely impact our ability to repay such borrowings or otherwise have an adverse impact on our liquidity position. Finally, if we seek to expand into other business lines, we may also be unable to raise a sufficient amount of capital to adequately support such businesses. The failure of our investment funds to raise capital in sufficient amounts could result in a decrease in our AUM as well as management fee and transaction fee revenue, or could result in a decline in the rate of growth of our AUM and management fee and transaction fee revenue, any of which could have a material adverse impact on our revenues and financial condition. Our past experience with growth of AUM provides no assurance with respect to the future.

Growing investor demands may also increase our expenses. To address the evolving needs of our investor base, we have expanded our investor relations team, deepened our relationships with intermediaries and made investments in our investor services and information technology departments. These advances have increased our operating expenses and may continue to do so.

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

In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. For instance, we have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our investors (or to decline to receive any transaction fees from portfolio companies owned by our funds). To the extent we accommodate such requests, it could result in a decrease in the amount of fee revenue we earn. Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “— The alternative asset management business is intensely competitive.”

In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as efficient as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to invest in our funds.

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

Investments for which market prices are not observable include, but are not limited to illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment, which could cause some investors to question our valuations.

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

Moreover, with respect to the historical returns of our investment funds:

•	the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments;

•	unitholders will not benefit from any value that was created in our funds prior to our becoming a public company to the extent such value was previously realized;

•	in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds, high liquidity in debt markets and strong equity markets, and the increased competition for investments may reduce our returns in the future;

•	the rates of returns of some of our funds in certain years have been positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;

•	our investment funds’ returns in some years have benefited from investment opportunities and general market conditions that may not repeat themselves (including, for example, particularly favorable borrowing conditions in the debt markets during 2005, 2006 and early 2007), and our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and

•	we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns than our existing or previous funds.

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

Many of our carry funds’ and fund of funds vehicles’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our Corporate Private Equity and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our carry funds’ and fund of funds vehicles’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”

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

In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our fund investors (or to decline to receive transaction fees from portfolio companies held by our funds). To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we earn. For example, in our latest U.S. buyout fund, fund investors are entitled to receive 80% of any transaction fees we generate. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

The alternative asset management business is intensely competitive.

The alternative asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our alternative asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional asset managers, real estate companies, commercial banks, investment banks and other financial institutions (as well as sovereign wealth funds). For instance, Carlyle and Riverstone have mutually decided not to pursue another jointly managed fund as co-sponsors. Accordingly, we expect that our future energy funds (including any new funds advised by NGP, with which we have formed a partnership and in which we acquired an equity interest in December 2012, as described in “Part I. Item 1. Business”) will compete with Riverstone, among other alternative asset managers, for investment opportunities and fund investors in the energy and renewable space. A number of factors serve to increase our competitive risks:

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

Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and, in the case of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International” and “Corruption Perceptions Index”) such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa.

Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Fraud, accounting irregularities and deceptive practices can be especially difficult to detect in such locations. For example, two Chinese companies in which we have minority investments are the subject of internal investigations within the relevant company and regulatory enquiry in connection with allegations of financial or accounting irregularities, and a purported class action has been brought against one of the Chinese companies and certain of its present and former officers and directors, including a Carlyle employee who is a former director of such entity. We do not have sufficient information at this time to give an assessment of the likely outcome of these matters or as to the ultimate impact these allegations, if true, may have on the value of our investments. In addition, investment opportunities may arise in companies that have historic and/or unresolved regulatory, tax, fraud or accounting related investigations, audits or enquiries and/or have been subjected to public accusations of improper behavior. However, even heightened and specific due diligence and investigations with respect to such matters may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity and/or will be able to accurately identify, assess and quantify settlements, enforcement actions and judgments that may arise and which could have a material adverse effect on the portfolio company’s business, financial condition and operations, as well potential significant harm to the portfolio company’s reputation and prospects. We cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment. Failure to identify risks associated with our investments could have a material adverse effect on our business.

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

Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our private equity funds involve a number of significant risks inherent to private equity investing, including the following:

•	we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation, such as the telecommunications industry, the aerospace, defense and government services industry and the healthcare industry (including companies that supply equipment and services to governmental agencies), that may involve greater risk due to rapidly changing market and governmental conditions in those sectors;

•	significant failures of our portfolio companies to comply with laws and regulations applicable to them could affect the ability of our funds to invest in other companies in certain industries in the future and could harm our reputation;

•	companies in which private equity investments are made may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

•	companies in which private equity investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects and the investment made;

•	companies in which private equity investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	companies in which private equity investments are made generally have less predictable operating results;

•	instances of fraud, corruption and other deceptive practices committed by senior management of portfolio companies in which our funds invest may undermine our due diligence efforts with respect to such companies and, upon the discovery of such fraud, negatively affect the valuation of a fund’s investments as well as contribute to overall market volatility that can negatively impact a fund’s investment program;

•	our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;

•	our funds generally establish the capital structure of portfolio companies on the basis of the financial projections based primarily on management judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds’ performance to fall short of our expectations;

•	under ERISA, a “trade or business” within a “controlled group” can be liable for the ERISA Title IV pension obligations (including withdrawal liability for union multiemployer plans) of any other member of the controlled group. This “controlled group” liability represents one of the few situations in which one entity’s liability can be imposed upon another simply because the entities are united by common ownership, but in order for such joint and several liability to be imposed, two tests must be satisfied: (1) the entity on which such liability is to be imposed must be a “trade or business” and (2) a “controlled group” relationship must exist among such entity and the pension plan sponsor or the contributing employer. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, a 2013 federal Circuit Court case concluded that a private equity fund could be a “trade or business” for ERISA purposes (and, consequently, could be liable for underfunded pension liabilities of an insolvent portfolio company) based upon a number of factors present in that case, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements.

•	executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which a private equity investment is made or is being made.

Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:

•	those associated with the burdens of ownership of real property;

•	general and local economic conditions;

•	changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding);

•	fluctuations in the average occupancy and room rates for hotel properties;

•	the financial resources of tenants;

•	changes in building, environmental and other laws;

•	energy and supply shortages;

•	various uninsured or uninsurable risks;

•	natural disasters;

•	changes in government regulations (such as rent control);

•	changes in real property tax rates;

•	changes in interest rates;

•	the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

•	negative developments in the economy that depress travel activity;

•	environmental liabilities;

•	contingent liabilities on disposition of assets;

•	unexpected cost overruns in connection with development projects;

•	terrorist attacks, war and other factors that are beyond our control; and

•	dependence on local operating partners.

During 2008 and 2009, real estate markets in the United States, Europe and Japan generally experienced sharp increases in capitalization rates and declines in value as a result of the overall economic decline and the limited availability of financing. As a result, the value of certain investments in our real estate funds declined significantly. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, our funds’ properties may be managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations. Although real estate values have generally rebounded with the rest of the economy, other than certain high-profile assets in the best markets, average prices in 2013 often remain below peaks reached in late-2007 or early-2008.

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

As an element of our investment style, we may pursue unusually complex investment opportunities. This can often take the form of substantial business, regulatory, tax, or legal complexity that would deter other asset managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. The complexity of these transactions could also make it more difficult to find a suitable buyer. Any of these risks could harm the performance of our funds.

Our investment funds make investments in companies that we do not control.

Investments by many of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our funds may acquire minority equity interests in large transactions, which may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity or other firms serve together or collectively as equity sponsors. We participated in a number of consortium transactions in prior years due to the increased size of many of the transactions in which we were involved. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium sponsors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments may be subject to the risk that the company in which the investment is made may make business, tax, legal, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2013, approximately 40% of the equity invested by our carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

•	certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments;

•	the imposition of non-U.S. taxes on gains from the sale of investments or other distributions by our funds;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•	differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	limitations on borrowings to be used to fund acquisitions or dividends;

•	political hostility to investments by foreign or private equity investors, including increased risk of government expropriation;

•	less liquid markets;

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;

•	adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	higher rates of inflation;

•	higher transaction costs;

•	less government supervision of exchanges, brokers and issuers;

•	less developed bankruptcy, limited liability company, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact us or an unrelated fund or portfolio company);

•	difficulty in enforcing contractual obligations;

•	less stringent requirements relating to fiduciary duties;

•	fewer investor protections; and

•	greater price volatility.

We operate in numerous national and subnational jurisdictions throughout the world and are subject to complex taxation requirements that could result in the imposition of taxes in excess of any amounts that are reserved as a cash or financial statement matter for such purposes. In addition, the portfolio companies of our funds are typically subject to taxation in the jurisdictions in which they operate. It is possible that a taxing authority could take a contrary view of our tax position or there could be changes in law subsequent to the date of an investment in a particular portfolio company will adversely affect returns from that investment, or adversely affect any prospective investments in a particular jurisdiction, for example as a result of new legislation in any such local jurisdiction affecting the deductibility of interest or other expenses related to acquisition financing.

In the event a portfolio company outside the United States experiences financial difficulties, we may consider local laws, corporate organizational structure, potential impacts on other portfolio companies in the region and other factors in developing our business response. Among other actions, we may seek to enhance the management team or make fund capital investments from our investment funds, our senior Carlyle professionals and/or us. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a company that is experiencing difficulties, we may be required to consolidate the entity into our financial statements under applicable U.S. GAAP Standards. See “—Risks Related to Our Business Operations —The Consolidation of Investment Funds, Holding Companies or Operating Businesses of Our Portfolio Companies Could Make it More Difficult to Understand the Operating Performance of the Partnership and Could Create Operational Risks For the Partnership.”

Our funds’ investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Furthermore, in certain cases, our fund management fees are denominated in foreign currencies. With respect to those funds, we are subject to the risk that the value of a particular currency will change in relation to one or more other currencies in which the fund has incurred expenses or has made investments. With respect to investments made in a different currency, fluctuations in such currencies could impact an investment fund’s net asset value. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “— Risks Related to Our Business Operations —Risk management activities may adversely affect the return on our funds’ investments.”

We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.

If, at the end of the life of a carry fund (or earlier with respect to certain of funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. This obligation is known as a “giveback” obligation. As of December 31, 2013, we had accrued a giveback obligation of $49.9 million, inclusive of giveback obligations accrued for Consolidated Funds, representing the giveback obligation that would need to be paid if the carry funds were liquidated at their current fair values at that date. If, as of December 31, 2013, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.6 billion, on an after-tax basis where applicable. Although a giveback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We also set aside cash reserves from carried interest we receive and retain for potential giveback obligations that we may be required to fund in the future. However, we have not set aside additional cash reserves relating to the secondary liability we retain for the giveback obligations attributable to our individual senior Carlyle professionals and other employees if they fail to satisfy these obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business —Structure and Operation of Our Investment Funds —Incentive Arrangements / Fee Structure” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations— Contingent Obligations (Giveback)” and Notes 2 and 11 to the consolidated financial statements.

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

The governing agreements of substantially all of our carry funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause (other than the AlpInvest fund of funds vehicles) or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the expected amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, certain of the investment professionals serving on the investment committee or advising the fund), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.

The AlpInvest fund of funds vehicles generally provide for suspension or termination of investment commitments in the event of cause, key person or regulatory events, changes in control of Carlyle or of majority ownership of AlpInvest, and, in some cases, other performance metrics, or in a limited number of cases, the right of a supermajority of the investors to remove the general partner of the fund without cause, but generally have not provided for liquidation without cause. Where AlpInvest fund of funds vehicles include “key person” provisions, they are focused on specific existing AlpInvest personnel. While we believe that existing AlpInvest management have appropriate incentives to remain at AlpInvest, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of AlpInvest management team members in respect of the AlpInvest fund of funds vehicles. In addition, AlpInvest fund of funds vehicles have historically had few or even a single investor. In such cases, an individual investor may hold disproportionate authority over decisions reserved for third-party investors.

Third-party investors in our onshore commodity hedge funds have the right to remove the general partner of the fund by a simply majority vote in accordance with specified procedures.

Investors in our hedge funds and DGAM funds may generally redeem their investments on an annual, semi-annual or quarterly basis without penalty following the expiration of a specified period of time when capital may not be withdrawn (typically between three months and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenue and cash flow.

In addition, because our investment funds generally have an adviser that is registered under the Advisers Act, the management agreements of each of our investment funds would be terminated upon an “assignment” to a third-party of these agreements without appropriate investor consent, which assignment may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. “Assignment” of these agreements without investor consent could cause us to lose the fees we earn from such investment funds.

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

Under our agreement with the New York Attorney General, in May 2009, we adopted the New York Attorney General’s Public Pension Fund Reform Code of Conduct. Such code of conduct governs ours interactions with public pension funds in the United States and, among other matters, (a) bans the use of outside placement agents and lobbyists in connection with obtaining investments from such public pension funds, (b) bans certain campaign contributions in the United States and (c) provides for (i) increased disclosure, (ii) strengthened employment, confidentiality and gift policies, and (iii) conflicts of interest procedures as they relate to public pension funds in the United States. Among other consequences, in the event that we materially violate this code, we may be disqualified from doing further business with the pension fund investor for a period of up to 10 years. In addition, a pension fund investor may be excused from its obligation to make further capital contributions relating to all or any part of an investment or may withdraw from the fund. If a pension fund investor were to seek to be excused from funding a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our Global Market Strategies funds could acquire a debt security issued by the same company in which one of our buyout funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and that conflict would have to be carefully managed by us. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Lastly, in certain infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.

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

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia, South America, Ireland, Peru, Japan, Sub-Saharan Africa or MENA; and we advise funds that invest in a single industry sector, such as financial services and power. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly.

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

Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the credit crisis has caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered four consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as high unemployment, global geopolitical events, risks of inflation or deflation and high debt levels, both public and private. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that the GDP in developed economies would quickly return to pre-crisis trend. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit markets. For example, the sovereign debt crisis in the euro area contributed to a lengthy recession from 2011 to the first quarter of 2013 that impaired corporate loan performance and further weakened bank balance sheets. Actions required to be taken by certain European countries as a condition to financial rescue packages have resulted in increased political discord within and among Eurozone countries. As a result, there has been a strain on banks and other financial services participants, including our portfolio companies in the financial services industry, which could have a material adverse impact on such portfolio companies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. In respect of real estate, various factors could halt or limit a recovery in the housing market and have an adverse effect on investment performance, including, but not limited to, continued high unemployment, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle Professionals or we may not recoup some or all of any capital investments made in support of such companies or investments. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a portfolio company or real estate investment that is experiencing difficulties, we may be required to consolidate such entity into our financial statements under applicable U.S. GAAP standards. See “—Risks Related to Our Business Operations—The Consolidation of Investment Funds, Holding Companies or Operating Businesses of Our Portfolio Companies Could Make it More Difficult to Understand the Operating Performance of the Partnership and Could Create Operational Risks For the Partnership.”

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

We and many of our investment funds depend on the services of prime brokers, custodians, administrators and other agents to carry out certain securities transactions. The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. The consolidation and elimination of counterparties resulting from the disruption in the financial markets has increased our concentration of counterparty risk and has decreased the number of potential counterparties. Our carry funds generally are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In the event of the insolvency of a party that is holding our assets or those of our funds as collateral, we and our funds may not be able to recover equivalent assets in full as we and our funds will rank among the counterparty’s unsecured creditors. In addition, our and our funds’ cash held with a prime broker, custodian or counterparty may not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and we and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover our or our investment funds’ assets could have a material impact on us or on the performance of our funds.

Investments in the natural resources industry, including the power industry, involve various operational, construction and regulatory risks.

The development, operation and maintenance of power generation facilities involves various operational risks, which can include mechanical and structural failure, accidents, labor issues or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policies, demand for energy and the like, could materially reduce the revenues generated or increase the expenses of constructing, operating, maintaining or restoring power generation businesses. In turn, such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.

Our natural resource portfolio companies may also face construction risks typical for power generation and related infrastructure businesses, including, without limitation:

•	labor disputes, work stoppages or shortages of skilled labor

•	shortages of fuels or materials,

•	slower than projected construction progress and the unavailability or late delivery of necessary equipment,

•	delays caused by or in obtaining the necessary regulatory approvals or permits,

•	adverse weather conditions and unexpected construction conditions,

•	accidents or the breakdown or failure of construction equipment or processes,

•	difficulties in obtaining suitable or sufficient financing, and

•	force majeure or catastrophic events such as explosions, fires and terrorist activities and other similar events beyond our control.

Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, and could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Portfolio investments under development or portfolio investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against one of our portfolio companies from time to time. Delays in the completion of any power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.

Investments in electric utility industries both in the United States and abroad continue to experience increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. Changes in regulation may support not only consolidation among domestic utilities, but also the disaggregation of vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry.

The power and energy sectors are the subject of substantial and complex laws, rules and regulation. These regulators include Federal Energy Regulatory Commission (the “FERC”), which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services, respectively and the North American Electric Reliability Corporation (“NERC”), the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended (the “FPA”), The Energy Policy Act of 2005, Natural Gas Act, as amended (the “NGA”) and state and, perhaps, local public utility laws. On the state level, some state laws require approval from the state commission before an electric utility operating in the state may divest or transfer electric generation facilities. Most state laws require approval from the state commission before an electric utility company operating in the state may divest or transfer distribution facilities. Failure to comply with applicable laws, rules regulations and standards could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results.

Our energy business is involved in oil and gas exploration and development which involves a high degree of risk.

Our energy teams focus on investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including:

•	the use of new technologies,

•	reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data for each reservoir,

•	encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, and

•	the volatility of oil and natural gas prices.

Our Solutions business is subject to additional risks.

Our Solutions business is subject to additional risks, including the following:

•	The Solutions business is subject to business and other risks and uncertainties generally consistent with our business as a whole, including without limitation legal, tax and regulatory risks, the avoidance or management of conflicts of interest and the ability to attract and retain investment professionals and other personnel, and risks associated with the acquisition of new investment platforms.

•	We restrict our day-to-day participation in the Solutions business (including with respect to AlpInvest, Metropolitan, and DGAM), which may in turn limit our ability to address risks arising from the Solutions business for so long as it maintains separate investment operations. For example, although we maintain ultimate control over AlpInvest, AlpInvest’s management team (who are our employees) continue to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, Carlyle representatives will serve on the management board of AlpInvest but we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest investment business, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the Solutions business, relative to other Carlyle investment funds.

•	Historically, the main part of AlpInvest capital commitments have been obtained from its initial co-owners, with such owners thereby holding, specific contractual rights with respect to potential suspension or termination of investment commitments made to AlpInvest.

•	AlpInvest is seeking to broaden its investor base by advising separate accounts for investors on an account-by-account basis and the number and complexity of such investor mandates and fund structures has increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors. Conflicts may arise between such separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between a managed account and a Carlyle fund.

•	Our fund-of-funds business could be subject to the risk that other sponsors will no longer be willing to provide these fund-of-funds with investment opportunities as favorable as in the past, if at all, as a result of our ownership of AlpInvest, DGAM and Metropolitan.

•	Our secondary investments businesses could also be subject to the risk that opportunities in the secondary investments market may not be as favorable as in the past.

•	Our Solutions business is separated from the rest of the firm by an informational wall designed to prevent certain types of information from flowing from the Solutions platform to the rest of the firm. This information barrier could limit the collaboration between our investment professionals with respect to specific investments.

We intend to continue to build upon the foundation created by AlpInvest, Metropolitan and DGAM by expanding into new products and initiatives that facilitate third-party access to our funds. Our Solutions Business is also currently in the process of undergoing substantial changes in its information technology infrastructure. A significant amount of time and resources are being committed to researching, developing, acquiring and implementing a technology platform to enable the Solutions group to achieve its strategic goals. There is no guarantee that these efforts, or the future technology environment, will enable our Solutions platform to meet its strategic goals and achieve the expected growth.

Hedge fund investments are subject to additional risks.

Investments by our funds of hedge funds and the hedge funds we advise are subject to additional risks, including the following:

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

Our general partner, Carlyle Group Management L.L.C., which is owned by our senior Carlyle professionals, manages all of our operations and activities. The limited liability company agreement of Carlyle Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. As of December 31, 2013, the percentage of the voting power of The Carlyle Group L.P. limited partners collectively held by those categories of holders and calculated in this manner was approximately 85%. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate relative ownership of our common units and partnership units. As a result, our common unitholders have limited ability to influence decisions regarding our business.

Our senior Carlyle professionals will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.

TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit that provides it with a number of votes on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters) that is equal to the aggregate number of vested and unvested Carlyle Holdings partnership units held by the limited partners of Carlyle Holdings. As of December 31, 2013, a special voting unit held by TCG Carlyle Global Partners L.L.C. provided it with approximately 84% of the total voting power of The Carlyle Group L.P. limited partners. Accordingly, our senior Carlyle professionals generally will have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of The Carlyle Group L.P.

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

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include, among others, the following:

•	our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to common unitholders;

•	our general partner is allowed to take into account the interests of parties other than us and the common unitholders in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have certain duties and obligations to those funds and their investors as a result of which we expect to regularly take actions in a manner consistent with such duties and obligations but that might adversely affect our near term results of operations or cash flow;

•	because our senior Carlyle professionals hold their Carlyle Holdings partnership units directly or through entities that are not subject to corporate income taxation and The Carlyle Group L.P. holds Carlyle Holdings partnership units through wholly owned subsidiaries, some of which are subject to corporate income taxation, conflicts may arise between our senior Carlyle professionals and The Carlyle Group L.P. relating to the selection, structuring and disposition of investments and other matters. For example, the earlier disposition of assets following an exchange or acquisition transaction by a limited partner of the Carlyle Holdings partnerships generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a limited partner of the Carlyle Holdings partnerships without giving rise to any rights of a limited partner of the Carlyle Holdings partnerships to receive payments under the tax receivable agreement;

•	our partnership agreement does not prohibit affiliates of the general partner, including its owners, from engaging in other businesses or activities, including those that might directly compete with us;

•	our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common units, common unitholders have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law;

•	our partnership agreement will not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as our general partner agrees to the terms of any such additional contractual arrangements in good faith as determined under the partnership agreement;

•	our general partner determines how much we pay for acquisition targets and the structure of such consideration, including whether to incur debt to fund the transaction, whether to issue units as consideration and the number of units to be issued and the amount and timing of any earn-out payments;

•	our general partner determines whether to allow the senior Carlyle professionals to exchange their Carlyle Holdings partnership units or waive certain restrictions relating to such units pursuant to the terms of the Exchange Agreement;

•	our general partner determines how much debt we incur and that decision may adversely affect our credit ratings;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

The Carlyle Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Carlyle Holdings held through wholly owned subsidiaries. The Carlyle Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Carlyle Holdings to make distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, to fund any distributions The Carlyle Group L.P. may declare on the common units. If Carlyle Holdings makes such distributions, the limited partners of

Carlyle Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Carlyle Holdings. Because Carlyle Holdings I GP Inc. must pay taxes and make payments under the tax receivable agreement, the amounts ultimately distributed by The Carlyle Group L.P. to common unitholders are generally expected to be less, on a per unit basis, than the amounts distributed by the Carlyle Holdings partnerships to the limited partners of the Carlyle Holdings partnerships in respect of their Carlyle Holdings partnership units.

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

The payments under the tax receivable agreement are not conditioned upon the tax receivable agreement counterparties’ continued ownership of us. In the event that The Carlyle Group L.P. or any of its wholly owned subsidiaries that are not treated as corporations for U.S. federal income tax purposes become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the limited partners of the Carlyle Holdings partnerships would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. Assuming that the market value of a common unit were to be equal to $35.62 per common unit, which is the closing price per common unit as of December 31, 2013, and that LIBOR were to be 1.25%, we estimate that the aggregate amount of these termination payments would be approximately $1.35 billion if the corporate taxpayers were to exercise their termination right. The foregoing number is merely an estimate and the actual payments could differ materially. In addition, the limited partners of the Carlyle Holdings partnerships will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments to the limited partners of the Carlyle Holdings partnerships under the tax receivable agreement could be in excess of the corporate taxpayers’ actual cash tax savings.

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

In the event that The Carlyle Group L.P. or any of its wholly owned subsidiaries become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

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

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Carlyle Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above. Furthermore, The Carlyle Group L.P. does not have any material assets other than its interests in certain wholly owned subsidiaries, which in turn have no material assets other than general partner interests in the Carlyle Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Carlyle Holdings partnerships and are vested with all management and control over the Carlyle Holdings partnerships. We do not believe that the equity interests of The Carlyle Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Carlyle Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Carlyle Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that The Carlyle Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above. In addition, we believe that The Carlyle Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

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

In addition, the FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”), including how our financial statements are presented. Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The accounting changes being proposed by the FASB will be a complete change to how we account for and report significant areas of our business. The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively. In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented. The changes to GAAP and the alignment with IFRS, will impose special demands on issuers in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as the design of compensation plans.

The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Partnership and could create operational risks for the Partnership.

Under applicable US GAAP standards, we may be required to consolidate certain of our investment funds, holding companies or operating businesses if we determine that these entities are VIEs and that the Partnership is the primary beneficiary of the VIE. The consolidation of such entities could make it difficult for an investor to differentiate the assets, liabilities, and results of operations of the Partnership apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements and similarly we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs. For example, under current US GAAP standards, we generally are required to consolidate onto our financial statements the CLOs that we manage. In 2013, the Partnership formed six new CLOs and consolidated the financial positions and results of operations of such CLOs into its consolidated financial statements beginning on their respective formation dates. The total assets and total liabilities of the CLOs included in the Partnership’s consolidated financial statements were approximately $17 billion and $16 billion, respectively, as of December 31, 2013. In some circumstances, the issuance of credit or other financial support could trigger the consolidation of an entity onto our financial statements. For example, commencing with the issuance of credit support in connection with a potential tax liability of Carlyle Europe Real Estate Partners, L.P. (“CEREP I”) in July 2012, CEREP I became a VIE and the Partnership became its primary beneficiary. Accordingly, as of that date, the Partnership began to consolidate the fund into its consolidated financial statements. As of December 31, 2013, this fund reported total assets of approximately $47 million, total liabilities of approximately $106 million and a deficit in partners’ capital of approximately $59 million.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, and provide an annual assessment of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. If we are not able to implement or maintain the necessary procedures and processes, we may be unable to report our financial information on a timely basis and thereby could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and could result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

The VIEs that we consolidate as the primary beneficiary are, subject to certain transition guidelines, included in our annual assessment of the effectiveness of our internal control over financial reporting under the Sarbanes-Oxley Act. As a result, we will need to continue to implement and oversee procedures and processes to integrate such operations into our internal control structure. If we are not able to implement or maintain the necessary procedures and processes, we may be unable to report our financial information on a timely or accurate basis and thereby could subject us to adverse consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and could result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

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

In addition, as of December 31, 2013, limited partners of the Carlyle Holdings partnerships owned an aggregate of 262,164,851 Carlyle Holdings partnership units. At the time of our IPO, we entered into an exchange agreement with the then-existing limited partners of the Carlyle Holdings partnerships so that these holders, subject to any applicable vesting and minimum retained ownership requirements and transfer restrictions applicable to such limited partners as set forth in the partnership agreements of the Carlyle Holdings partnerships, may on a quarterly basis, from and after May 8, 2013 (subject to the terms of the exchange agreement), exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Since our IPO, additional limited partners of the Carlyle holdings partnerships have become party to the exchange agreement and are generally entitled to exchange their Carlyle Holdings partnership units for common units on the same basis, from and after the first anniversary of the date of their acquisition of their Carlyle Holdings partnership units. In addition, Mubadala held 23,517,939 Carlyle Holdings partnership units as of December 31, 2013. Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units (subject to the terms of the exchange agreement). If Mubadala were to exchange all of its Carlyle Holdings partnership units for common units, such common units would be subject to certain transfer restrictions as follows: in the period from November 9, 2013 to May 7, 2014, Mubadala would be able to transfer up to 21,042,420 of such common units without restriction; and from and after May 8, 2014, Mubadala may transfer all such common units without restriction. We have entered into registration rights agreements with the limited partners of Carlyle Holdings that generally require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence —Registration Rights Agreements.” Provisions of the partnership agreements of the Carlyle Holdings partnerships and related agreements that contractually restrict the limited partners of the Carlyle Holdings partnerships’ ability to transfer the Carlyle Holdings partnership units or The Carlyle Group L.P. common units they hold may lapse over time or be waived, modified or amended at any time.

Under our Equity Incentive Plan, we have granted 20,722,952 deferred restricted common units as of December 31, 2013. Additional common units and Carlyle Holdings partnership units will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of units available for future issuance. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units or securities convertible into or exchangeable for common units issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market. Morgan Stanley Smith Barney, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales of our common units on behalf of, plan participants, including in connection with sales of common units to fund tax obligations payable in connection with awards under our Equity Incentive Plan.

In addition, our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our general partner in its sole discretion without the approval of any limited partners. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to common units. Similarly, the Carlyle Holdings partnership agreements authorize the wholly owned subsidiaries of The Carlyle Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Carlyle Holdings partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Carlyle Holdings partnerships units, and which may be exchangeable for our common units.

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

The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that our partnership not be registered under the 1940 Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

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

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the

1940 Act on a continuing basis, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our common unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction. Distributions to our common unitholders generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the common unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our common units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the common units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, you may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable years, regardless of whether or not you receive cash distributions from us. See “—Risks Related to Our Company—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.”

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

In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, The Carlyle Group L.P. holds its interest in certain of our businesses through Carlyle Holdings I GP Inc., which is treated as a corporation for U.S. federal income tax purposes. Such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of your investment.

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

We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us or Carlyle Holdings II L.P. If no such election is made, there generally will be no adjustment to the basis of the assets of Carlyle Holdings II L.P. upon our acquisition of interests in Carlyle Holdings II L.P. in connection with our initial public offering, or to our assets or to the assets of Carlyle Holdings II L.P. upon a subsequent transferee’s acquisition of common units from a prior holder of such common units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of Carlyle Holdings II L.P. attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us or Carlyle Holdings II L.P. gain allocable to a holder of common units could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such units, which built-in gain would otherwise generally be eliminated if we had made a Section 754 election.

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

We cannot match transferors and transferees of common units, and we will therefore adopt certain income tax accounting positions that may not conform to all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation, amortization and other tax accounting positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our common unitholders’ tax returns.

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

Under FATCA, a broadly defined class of foreign financial institutions are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an intergovernmental agreement to implement this legislation, the foreign financial institutions may comply with revised diligence and reporting obligations of such intergovernmental agreement). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. In addition, we expect to incur additional expenses related to our compliance with such regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 34 offices, including our office in Arlington, Virginia, which houses our treasury, tax and finance functions. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U. S. District Court for the District of Massachusetts has set a schedule for class certification proceedings, which calls for a hearing on class certification sometime after May 19, 2014. The parties have jointly submitted a proposed case management order that calls for a jury trial commencing in November 2014.

Along with many other companies and individuals in the financial sector, Carlyle and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

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

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. Defendants prepared a defense to the amended claim, which was filed in December 2013. After the defense is filed, the court is expected to set a schedule for the remainder of the case. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and oral arguments on this appeal were held on February 19, 2014.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management has not concluded that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Partnership’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97.0 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty. CEREP I and its subsidiaries are contesting the French tax assessment.

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

The number of holders of record of our common units as of February 20, 2014 was 62. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.

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

Because The Carlyle Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Carlyle Holdings held through wholly owned subsidiaries, we will fund distributions by The Carlyle Group L.P., if any, in three steps:

•	first, we will cause Carlyle Holdings to make distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries. If Carlyle Holdings makes such distributions, the limited partners of Carlyle Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Carlyle Holdings;

•	second, we will cause The Carlyle Group L.P.’s wholly owned subsidiaries to distribute to The Carlyle Group L.P. their share of such distributions, net of taxes and amounts payable under the tax receivable agreement by such wholly owned subsidiaries; and

•	third, The Carlyle Group L.P. will distribute its net share of such distributions to our common unitholders on a pro rata basis.

Because our wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreement, the amounts ultimately distributed by us to our common unitholders are expected to be less, on a per unit basis, than the amounts distributed by the Carlyle Holdings partnerships to the other limited partners of the Carlyle Holdings partnerships in respect of their Carlyle Holdings partnership units.

In addition, the partnership agreements of the Carlyle Holdings partnerships will provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Carlyle Group L.P. which are the general partners of the Carlyle Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined

U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). The Carlyle Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities. The Carlyle Group L.P. is not required to distribute to its common unitholders any of the cash that its wholly owned subsidiaries may receive as a result of tax distributions by the Carlyle Holdings partnerships.

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

With respect to distribution year 2013, we declared distributions to common unitholders totaling approximately $93.5 million, or $1.88 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per common unit (approximately $70.4 million), which is payable on March 11, 2014 to holders of record of common units at the close of business on March 3, 2014. Distributions to common unitholders paid during the calendar year ended December 31, 2013 were $59.9 million, representing the amount paid in March 2013 of $0.85 per common unit with respect to the fourth quarter of 2012 and the $0.16 per common unit quarterly distributions paid in May, August and November of 2013.

With respect to distribution year 2012, we declared distributions to common unitholders totaling approximately $48.5 million, or $1.12 per common unit, consisting of $0.11 per common unit for the second quarter of 2012 (a pro-rated amount from the IPO in May 2012), $0.16 per common unit for the third quarter of 2012, and $0.85 in respect of the fourth quarter of 2012 which was paid in March 2013. Distributions to common unitholders paid during the calendar year ended December 31, 2012 were $11.7 million, representing the $0.11 per common unit quarterly distribution paid in August 2012 and the $0.16 per common unit quarterly distribution paid in November of 2012.

With respect to distribution year 2013, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $512.0 million, or $1.97 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per Carlyle Holdings unit (approximately $366.8 million), which is payable on March 10, 2014 to holders of record of Carlyle Holdings units at the close of business on March 3, 2014. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2013 were $368.6 million, representing the quarterly distributions paid in March, May, August, and November of 2013.

With respect to distribution year 2012, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $320.0 million, or $1.22 per Carlyle Holdings unit, consisting of the distributions declared in respect of the second quarter and third quarter of 2013 and $0.85 in respect of the fourth quarter of 2012 which was paid in March 2013. Distributions to other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2012 were $96.6 million, representing the quarterly distributions paid in August and November of 2012.

The following table sets forth the high and low sales prices per unit of our common units, for the periods indicated:

	Sales Price
	2013		2012
	High	Low	High	Low
First Quarter	$37.89	$26.11	N/A	N/A
Second Quarter (1)	$33.47	$23.85	$22.45	$20.00
Third Quarter	$29.12	$24.66	$27.90	$22.40
Fourth Quarter	$36.71	$25.48	$26.92	$24.52

(1)	Represents the high and low sales price for the period from May 3, 2012, the date our common units began trading, through June 30, 2012.

No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2013.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Carlyle Holdings partnership units.

Sales of Unregistered Securities

During the fourth quarter of 2013, we issued an aggregate of 67,181 common units as partial consideration for our acquisition of OKLO Financial to its former owners. We also issued an aggregate of 67,338 common units as partial consideration for our acquisition of Metropolitan Real Estate Equity Management, LLC to certain of its former owners. In connection with both of these acquisitions, we have also agreed to issue additional common units to certain of the former owners upon satisfaction of certain earn-out provisions. In each of the these transactions, the offer and sale of the common units was made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof, on the basis that it did not involve any public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data presents selected data on the financial condition and results of operations of The Carlyle Group L.P. and, for periods prior to May 8, 2012, the financial condition and results of operations of Carlyle Group, the predecessor of The Carlyle Group L.P. Carlyle Group is considered the predecessor of The Carlyle Group L.P. for accounting purposes, and its combined and consolidated financial statements are the historical financial statements of The Carlyle Group L.P. This financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2011, 2010, and 2009 and for the years ended December 31, 2010 and 2009 were derived from the historical audited combined and consolidated financial statements of Carlyle Group which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues
Fund management fees	$984.6	$977.6	$915.5	$770.3	$788.1
Performance fees
Realized	1,176.7	907.5	1,307.4	266.4	11.1
Unrealized	1,198.6	133.6	(185.8)	1,215.6	485.6

Total performance fees	2,375.3	1,041.1	1,121.6	1,482.0	496.7
Investment income	18.8	36.4	78.4	72.6	5.0
Interest and other income	11.9	14.5	15.8	21.4	27.3
Interest and other income of Consolidated Funds	1,043.1	903.5	714.0	452.6	0.7
Revenue of a consolidated real estate VIE	7.5	—	—	—	—

Total Revenues	4,441.2	2,973.1	2,845.3	2,798.9	1,317.8
Expenses
Compensation and benefits	2,244.1	1,143.9	477.9	429.0	348.4
General, administrative and other expenses	496.4	357.5	323.5	177.2	236.6
Interest	45.5	24.6	60.6	17.8	30.6
Interest and other expenses of Consolidated Funds	890.6	758.1	453.1	233.3	0.7
Interest and other expenses of a consolidated real estate VIE	33.8	—	—	—	—
Other non-operating (income) expenses	(16.5)	7.1	32.0	—	—
Loss (gain) from early extinguishment of debt, net of related expenses	—	—	—	2.5	(10.7)
Equity issued for affiliate debt financing	—	—	—	214.0	—

Total Expenses	3,693.9	2,291.2	1,347.1	1,073.8	605.6
Other Income (Loss)
Net investment gains (losses) of Consolidated Funds	696.7	1,758.0	(323.3)	(245.4)	(33.8)
Gain on business acquisition	—	—	7.9	—	—

Income before provision for income taxes	1,444.0	2,439.9	1,182.8	1,479.7	678.4
Provision for income taxes	96.2	40.4	28.5	20.3	14.8

Net income	1,347.8	2,399.5	1,154.3	1,459.4	663.6
Net income (loss) attributable to non-controlling interests in consolidated entities	676.0	1,756.7	(202.6)	(66.2)	(30.5)

Net income attributable to Carlyle Holdings	671.8	642.8	$1,356.9	$1,525.6	$694.1

Net income attributable to non-controlling interests in Carlyle Holdings	567.7	622.5

Net income attributable to The Carlyle Group L.P.	$104.1	$20.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$2.24	$0.48

Diluted	$2.05	$0.41

Distributions declared per common unit	$1.33	$0.27

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$966.6	$567.1	$509.6	$616.9	$488.1
Investments and accrued performance fees	$4,418.9	$3,073.7	$2,644.0	$2,594.3	$1,279.2
Investments of Consolidated Funds(1)	$26,886.4	$24,815.7	$19,507.3	$11,864.6	$163.9
Total assets	$35,622.3	$31,566.6	$24,651.7	$17,062.8	$2,509.6

Loans payable and senior notes	$940.6	$886.3	$860.9	$597.5	$412.2
Subordinated loan payable to Mubadala	$—	$—	$262.5	$494.0	$—
Loans payable of Consolidated Funds	$15,220.7	$13,656.7	$9,689.9	$10,433.5	$—
Loans payable of a consolidated real estate VIE at fair value	$122.1	$—	$—	$—	$—
Total liabilities	$20,892.9	$17,983.8	$13,561.1	$14,170.2	$1,796.0

Redeemable non-controlling interests in consolidated entities	$4,352.0	$2,887.4	$1,923.4	$694.0	$—
Members’ equity	$—	$—	$873.1	$929.7	$448.5
Partners’ capital	$357.1	$235.1	$—	$—	$—
Accumulated other comprehensive loss	$(11.2)	$(4.8)	$(55.8)	$(34.5)	$(11.0)
Partners’ capital appropriated for Consolidated Funds	$463.6	$838.6	$853.7	$938.5	$—
Non-controlling interests in consolidated entities	$7,696.6	$8,264.8	$7,496.2	$364.9	$276.1
Non-controlling interests in Carlyle Holdings	$1,871.3	$1,361.7	$—	$—	$—
Total partners’ capital	$10,377.4	$10,695.4	$9,167.2	$2,198.6	$713.6

(1)	The entities comprising our Consolidated Funds are not the same entities for all periods presented. Pursuant to revised consolidation guidance that became effective January 1, 2010, we consolidated the existing and any subsequently acquired CLOs where we hold a controlling financial interest. On December 31, 2010, we completed our acquisition of Claren Road and consolidated its operations and certain of its managed funds from that date forward. In addition, on July 1, 2011, we completed the acquisitions of ESG and 60% of AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four new CLOs throughout 2012 and six new CLOs throughout 2013 and consolidated those CLOs beginning on their respective formation dates. The consolidation or deconsolidation of funds generally has the effect of grossing up or down, respectively, reported assets, liabilities, and cash flows, and has no effect on net income attributable to The Carlyle Group L.P. or partners’ capital.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Carlyle Group L.P. (the “Partnership”) is a Delaware limited partnership formed on July 18, 2011. Pursuant to a reorganization into a holding partnership structure, the Partnership became a holding partnership and its sole material assets are equity interests through wholly owned subsidiary entities representing partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively,” Carlyle Holdings”) that the Partnership acquired using proceeds from the Partnership’s initial public offering on May 8, 2012. Beginning on May 8, 2012, through wholly owned subsidiary entities, the Partnership is the sole general partner of Carlyle Holdings and operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its subsidiaries, continues to conduct the business now conducted by these subsidiaries. Carlyle Group Management L.L.C. is the general partner of the Partnership.

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

As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the ownership interests of the limited partners of the Carlyle Holdings partnerships are reflected as a non-controlling interest in the Partnership’s financial statements. The historical combined and consolidated financial statements of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively, “Carlyle Group”), reflect the predecessor financial statements of the Partnership, and are based on the historical ownership interests of the senior Carlyle professionals, CalPERS, and Mubadala in Carlyle Group.

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

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions.

•	Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 8 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2013, our Corporate Private Equity segment had approximately $65 billion in AUM and approximately $43 billion in Fee-earning AUM.

•	Global Market Strategies — Our Global Market Strategies segment advises a group of 61 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of December 31, 2013, our Global Market Strategies segment had approximately $35 billion in AUM and approximately $33 billion in Fee-earning AUM.

•	Real Assets — Our Real Assets segment advises our nine U.S. and internationally focused real estate funds, our infrastructure fund, one power fund, one international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes eight NGP management fee funds and one NGP carry fund advised by NGP. As of December 31, 2013, our Real Assets segment had approximately $39 billion in AUM and approximately $28 billion in Fee-earning AUM.

•	Solutions — Our Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 106 fund of funds vehicles. On August 1, 2013 we acquired the remaining 40% equity interest in AlpInvest and, on November 1, 2013, we acquired 100% of the equity interests in Metropolitan, one of the largest managers of indirect investments in global real estate, which manages 22 fund of funds vehicles As of December 31, 2013, AlpInvest had approximately $48 billion in AUM and approximately $33 billion in Fee-earning AUM, and Metropolitan had approximately $2 billion in AUM and approximately $2 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation granted subsequent to our initial public offering, and general and administrative expenses. Refer to Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business

We believe that our diversified, multi-product global platform, which invests across numerous industries, asset classes and geographies generally enhances, on an annual basis, the stability of our distributable earnings and management fee streams, reduces the volatility of our carried interest and incentive fees and decreases our exposure to a negative event associated with any specific fund, investment or vintage. However, our results of operations are affected by a variety of factors including global economic, market and financial conditions, particularly in the United States, Europe and Asia. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our carry funds, but periods of volatility and dislocation in the capital markets can present us with opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, certain of which may benefit from higher market volatility. These strategies include, but are not limited to, low levels of correlation in equity and debt markets, differences in market prices versus fundamental value and opportunities to profit from trading inefficiencies.

In the U.S. macroeconomic environment, risk asset prices continued to drift upward since the end of the third quarter of 2013, with the S&P 500 posting its highest return, including dividends, since 1997. By contrast, emerging market equity declined during the fourth quarter of 2013 and posted a loss for the year. On December 18, 2013, the Federal Open Market Committee announced that it would start to “taper” its asset purchase program by reducing monthly purchases from the prior pace of $85 billion. Although interest rates initially moved upward, additional economic announcements mitigated this movement. Also during the year, the global issuance of speculative grade credit increased and spreads fell to levels last seen in 2007. Investors’ concern about higher interest rates causes the issuance of fixed-rate high-yield bonds to slow in the second half of 2013, but this was offset by demand for leveraged loans, which increased over the course of the year. This economic environment generally provided access to reasonably priced credit for our portfolio companies and for financing new transactions during the year.

Our management team monitors trends in the global marketplace and our industry in order to anticipate developments in the business climate and tailor our strategy. Some of these trends include:

•

Our ability to attract new capital and new fund investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation. We continually seek to meet our investors’ evolving needs and broaden the appeal of our investment products by offering an expansive range of investment funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. One area of recent focus has been the expansion of our Solutions business through our acquisition of Metropolitan in November 2013 and DGAM in February 2014. During the year ended December 31, 2013, we raised more than $22 billion of new capital commitments across our fund platform. However, the fundraising environment remains competitive and the time required to raise a fund has increased from prior years. However, with several of our larger funds currently in the market, we expect fundraising to continue at a strong pace through 2014. We also are continuing to create avenues through which we expect to attract a new base of individual fund investors, including retail investors. Our efforts to reach out to a new investor base include the use of feeder funds and the launch of new mutual funds and other registered investment products and we have dedicated resources to support and further develop these products. These new fundraising strategies differ from our traditional fundraising model and have meaningfully increased our fundraising expenses and are likely to continue to do so.

•	Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to deploy successfully the capital that our investors have committed to our investment funds. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we maintain a disciplined investment approach and analyze each carry fund transaction based on our ability to achieve our targeted returns while taking on a reasonable level of risk, we will not deploy our capital until we have sourced a suitable investment opportunity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. During the year ended December 31, 2013, we invested over $8 billion in new and existing investments in our carry funds. Over the past five years, we have invested an average of more than $8 billion a year in new and existing investments in our carry funds. As of December 31, 2013, we had capital available for investment through our carry funds of $32 billion, we had capital available for investment in our Solutions segment through our fund of funds vehicles of $17 billion and we had over $14 billion in hedge fund assets invested across credit, equities, and commodities trading strategies.

•	Our ability to generate strong absolute and risk adjusted returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the year ended December 31, 2013, we realized proceeds of over $17 billion for our carry fund investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. The valuation of our carry fund portfolio increased 20% overall during 2013 with a 30% increase in our Corporate Private Equity segment, a 28% increase in our Global Market Strategies segment and a 1% increase in our Real Assets segment. During the fourth quarter of 2013 alone we achieved a 6% overall increase in the valuation of our carry fund portfolio, with a 9% increase in our Corporate Private Equity segment, a 10% increase in our Global Market Strategies segment and a 1% decline in our Real Assets segment. There can be no assurance that these trends will continue, though we focus our efforts on maximizing the valuation of our portfolio. Given the current investment environment with increased competition from other financial sponsors and strategic purchasers, the internal rates of return we are able to generate on certain of our near-term investments may be lower than our historical rates, but we continue to follow our core investment tenets and disciplined approach to participate in transactions that we believe will be the most successful for our investors.

•	The timing of the expiration of the investment periods of our funds and the raising of successor funds. In general, the expiration of the original investment period (regardless of whether it is extended) of our carry funds will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital at cost. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. As a result, the management fee revenues we earn from these extended funds will decline. In certain circumstances, this reduction will occur prior to the raising of a successor fund. The favorable impact on Fee-earning AUM and related management fee revenues of a successor fund or new fundraising initiatives will, to the extent of the success of these new funds or initiatives, offset the management fee revenue reductions. For example, during 2013, we had several funds move out of their investment period at the same time as we were raising successor funds, which caused a gap period for generating fees. We expect to see this trend begin to reverse as these new funds begin their investment period.

Recent Transactions

On October 3, 2013, the Partnership borrowed €12.6 million ($17.4 million as of December 31, 2013) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. Refer to Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

On November 1, 2013, the Partnership acquired 100% of Metropolitan, one of the largest managers of indirect investments in global real estate, which manages 22 fund of funds vehicles with $2 billion in AUM as of December 31, 2013. Refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

On February 3, 2014, the Partnership acquired 100% of the equity interests in DGAM, a global manager of hedge funds based in Toronto, Canada, with $6.6 billion in managed and advised assets as of December 31, 2013. Refer to Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

In February 2014, the Board of Directors of our general partner declared a distribution of $1.40 per common unit to common unitholders in respect of the fourth quarter of 2013 payable on March 3, 2014 to holders of record of common units at the close of business on March 11, 2014.

Consolidation of Certain Carlyle Funds and Variable Interest Entities

Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 16% of our AUM as of December 31, 2013, approximately 16% of our fund management fees and approximately 3% of our performance fees for the year ended December 31, 2013.

We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of December 31, 2013, our consolidated CLOs held approximately $17 billion of total assets and comprised 58% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of December 31, 2013, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 26% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of December 31, 2013 primarily relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Partnership and partners’ capital. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities, redeemable non-controlling interests in consolidated entities, and partners’ capital appropriated for Consolidated Funds in the consolidated financial statements. For further information, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.

In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of December 31, 2013, our consolidated financial statements included approximately $240 million of assets related to Urbplan, representing less than 1% of our consolidated total assets. As further described in “Part I. Item 9A. Controls and Procedures”, we have excluded Urbplan’s internal controls over financial reporting from our assessment of and report on internal control over financial reporting for the fiscal year ended December 31, 2013.

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

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds, (c) gross assets, excluding cash and cash equivalents, (d) the lower of cost or fair value of the capital invested for the fund of funds vehicles following the expiration of the commitment period of such vehicles, (e) the total par amount of assets for our CLOs, or (f) the net asset value (“NAV”) of certain of our investment funds, as described in our consolidated financial statements.

Management fees for funds in our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1.0% to 2.0% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January and July, which are the semiannual due dates for management fees. The management fees for our fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. Management fees for our Solutions segment are due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs typically range from 0.25% to 0.65% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, and Vermillion, we retain a specified percentage of the earnings of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2013, we retained 60% of the earnings of AlpInvest based on our 60% equity interest in AlpInvest. During the third quarter of 2013, we acquired the remaining 40% equity interest in AlpInvest, and therefore we are entitled to 100% of the earnings of AlpInvest subsequent to that acquisition. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $9.8 billion of Fee-earning AUM as of December 31, 2013, were approximately 11%, 17%, and 18% of total management fees recognized during the years ended December 31, 2013, 2012, and 2011, respectively. No other fund generated over 10% of total management fees in the periods presented.

Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally range from 50% to 80% of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase as compared to the historical levels.

Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. The portion of performance fees that are realized and unrealized in each period are separately reported in our statement of operations.

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

Performance fees from CP V, Carlyle Europe Partners III, L.P. (“CEP III”), our third Europe buyout fund, and Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund (with total AUM of approximately $15.3 billion, $7.7 billion, and $5.9 billion, respectively, as of December 31, 2013) were $592.0 million, $509.1 million, and $390.1 million, respectively, for the year ended December 31, 2013. Performance fees from CP V, CP IV and Carlyle Asia Partners II, L.P. (“CAP II”) were $302.6 million, $230.1 million, and $115.1 million, respectively, for the year ended December 31, 2012. Performance fees from CP V and CP IV were $491.9 million and $472.3 million, respectively, for the year ended December 31, 2011. No other fund generated over 10% of performance fees in the periods presented.

Realized carried interest may be clawed-back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, carried interest income could thus be negative; however, cumulative performance fees can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.

In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our Global Market Strategies funds when the return on AUM exceeds previous calendar-year ending or date-of-investment high-water marks. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year-end NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the hedge funds’ then-current fair value and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2013, 2012, and 2011, the reversals of performance fees were $63.0 million, $34.5 million, and $286.8 million, respectively.

As of December 31, 2013, accrued performance fees and accrued giveback obligations were approximately $3.7 billion and $39.6 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2013 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2013, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.6 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2013 (amounts in millions):

	As of December 31, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results
Level I	$13,068	$7,966	$2,967	$737	$24,738
Level II	622	2,858	1,089	103	4,672
Level III	24,978	19,432	27,112	31,901	103,423

Total Fair Value	38,668	30,256	31,168	32,741	132,833
Other Net Asset Value	1,454	3,763	(1,258)	—	3,959

Total AUM, Excluding Available Capital Commitments	40,122	34,019	29,910	32,741	136,792
Available Capital Commitments	24,743	1,458	8,754	17,063	52,018

Total AUM	$64,865	$35,477	$38,664	$49,804	$188,810

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

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of individuals with previous valuation experience reporting to our chief accounting officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in US GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.

                In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 of our consolidated financial statements included in this Annual Report on Form 10-K.

Investment Income and Interest and Other Income. Investment income and interest and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee. Realized investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized investment loss is also recorded when an investment is deemed to be worthless. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented and may change in future periods due to changes in U.S. GAAP, changes in fund terms and terminations of funds.

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE consists of revenue generated by Urbplan, which primarily is revenue earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. Under the completed contract method of revenue recognition, revenue is not recognized until the period in which the land development services contract is completed.

Net Investment Gains (Losses) of Consolidated Funds. Net investment gains (losses) of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors are allocated to non-controlling interests. Therefore a gain or loss is not expected to have a material impact on the revenues or profitability of the Partnership. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our equity holders.

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements. Bonuses are accrued over the service period to which they relate. For periods prior to our initial public offering in May 2012, compensation attributable to our senior Carlyle professionals was accounted for as distributions from equity rather than as employee compensation. For periods subsequent to our initial public offering in May 2012, we account for compensation to senior Carlyle professionals as compensation expense in our consolidated statement of operations. Accordingly, compensation expense pursuant to U.S. GAAP was substantially lower in periods prior to our initial public offering in May 2012. For periods prior to our initial public offering in May 2012, in our calculations of Economic Net Income, Fee Related Earnings and Distributable Earnings, which are used by management in assessing the performance of our segments, we have included an adjustment for partner compensation. See “— Consolidated Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Income Before Provision for Income Taxes to Total Segments Economic Net Income, of Total Segments Economic Net Income to Fee Related Earnings and of Fee Related Earnings to Distributable Earnings.

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

In addition, as part of our initial public offering in May 2012 we implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that are expected to result in increases to our equity-based compensation expenses in the future as we increase the use of deferred restricted common units. For example, in February 2014, we granted approximately 5.6 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $172 million; these awards vest over a period up to six years. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.

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

We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. Also, our utilization of third parties to assist in fundraising will cause general, administrative and other expenses to increase in periods of significant fundraising. We also expect to incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.

Interest and Other Expenses of Consolidated Funds. The interest and other expenses of Consolidated Funds consist primarily of interest expense relate primarily to our CLO loans, professional fees and other third-party expenses.

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE reflect expenses incurred by Urbplan, consisting primarily of interest expense, general and administrative expenses, compensation and benefits, and costs associated with land development services. Also included in this caption is the change in our estimate of the fair value of Urbplan’s loans payable during the period.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2013, our U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2006 to 2012. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

Non-controlling Interests in Consolidated Entities. Non-controlling interests in consolidated entities represent the component of equity in consolidated entities not held by us. These interests are adjusted for general partner allocations and by subscriptions and redemptions in hedge funds which occur during the reporting period. Non-controlling interests related to hedge funds are subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time or may be withdrawn subject to a redemption fee in the hedge funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds are presented as redeemable non-controlling interests in consolidated entities within the consolidated balance sheets. When redeemable amounts become legally payable to investors, they are classified as a liability and included in other liabilities of Consolidated Funds in the consolidated balance sheets.

We record significant non-controlling interests in Carlyle Holdings relating to the ownership interests of the limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as a non-controlling interest in the Partnership’s financial statements.

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

Distributable Earnings. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its equity holders. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is total ENI less net performance fees and investment income plus realized net performance fees, realized investment income, and equity-based compensation expense. During 2013, we modified the definition of Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Distributable Earnings for all periods included in this Annual Report on Form 10-K has been recast to conform with the new definition.

Fee Related Earnings. Fee Related Earnings is a component of Distributable Earnings and is used to measure our operating profitability exclusive of performance fees, investment income from investments in our funds, performance fee-related compensation, and equity-based compensation expense. Accordingly, Fee Related Earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee Related Earnings are reported as part of our segment results. We use Fee Related Earnings from operations to measure our profitability from fund management fees. Fee Related Earnings reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering in May 2012, was accounted for as distributions from equity rather than as employee compensation. During the fourth quarter of 2013, we modified the definition of Fee Related Earnings to exclude all equity-based compensation expense to conform with our definition of Distributable Earnings; the presentation of Fee Related Earnings for all periods included in this Annual Report on Form 10-K has been recast to conform with the new definition. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and NGP carry funds, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, the remaining amount of limited partner invested capital, and for the NGP management fee funds and NGP carry funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies; and

(f)	for AlpInvest fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2013	2012	2011
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$41,839	$38,491	$51,059
Fee-earning AUM based on invested capital (2)	43,170	34,176	19,942
Fee-earning AUM based on collateral balances, at par (3)	16,465	16,155	12,436
Fee-earning AUM based on net asset value (4)	13,593	11,724	7,858
Fee-earning AUM based on lower of cost or fair value and other(5)	24,882	22,575	19,730

Balance, End of Period	$139,949	$123,121	$111,025

(1)	Reflects limited partner capital commitments where the investment period, weighted-average investment period, or commitment fee period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Solutions funds.
(3)	Represents the amount of aggregate Fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions).
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2013	2012	2011
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$123,121	$111,025	$80,776
Acquisitions	2,235	15,434	34,204
Inflows, including Commitments (1)	27,600	11,856	6,228
Outflows, including Distributions (2)	(16,493)	(18,936)	(7,660)
Subscriptions, net of Redemptions (3)	959	1,786	1,207
Changes in CLO collateral balances (4)	56	311	(584)
Market Appreciation/(Depreciation) (5)	1,110	874	450
Foreign Exchange and other (6)	1,361	771	(3,596)

Balance, End of Period	$139,949	$123,121	$111,025

(1)	Inflows represent limited partner capital raised by our carry funds and fund of funds vehicles and capital invested by our carry funds and fund of funds vehicles outside the investment period, weighted-average investment period, or commitment fee period.
(2)	Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period, or commitment fee period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and our fund of funds vehicles based on the lower of cost or fair value.
(6)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented by segment.

Assets under Management

Assets under management or AUM refers to the assets we manage. Our AUM equals the sum of the following:

(a)	the fair value of the capital invested in our carry funds, co-investment vehicles, NGP management fee funds, NGP carry funds, and fund of funds vehicles plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance and principal cash at par of our CLOs (inclusive of all positions) and the reference portfolio notional amount of our synthetic CLOs;

(c)	the net asset value (pre-redemptions and subscriptions), of our long/short credit emerging markets, multi-product macroeconomic and other hedge funds; and

(d)	the gross assets (including assets acquired with leverage) of our business development companies.

Our carry funds are closed-ended funds and investors are generally not able to redeem their interests under the fund partnership agreements.

For our carry funds, co-investment vehicles, fund of funds vehicles, NGP management fee funds and NGP carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

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

Available Capital

Available capital, commonly known as “dry powder,” for our carry funds, fund of funds vehicles, NGP management fee funds, and NGP carry funds refers to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Fair Value of
	Available Capital	Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, As of December 31, 2010	$24,416	$83,096	$107,512
Acquisitions	16,926	31,300	48,226
Commitments (1)	5,405	—	5,405
Capital Called, net (2)	(12,066)	11,281	(785)
Distributions (3)	3,784	(22,597)	(18,813)
Subscriptions, net of Redemptions (4)	—	1,338	1,338
Changes in CLO collateral balances (5)	—	(1,116)	(1,116)
Market Appreciation/(Depreciation) (6)	—	7,702	7,702
Foreign exchange and other (7)	(940)	(1,560)	(2,500)

Balance, As of December 31, 2011	$37,525	$109,444	$146,969

Acquisitions	4,000	13,284	17,284
Commitments (1)	12,281	—	12,281
Capital Called, net (2)	(13,084)	12,413	(671)
Distributions (3)	3,038	(25,012)	(21,974)
Subscriptions, net of Redemptions (4)	—	1,763	1,763
Changes in CLO collateral balances (5)	—	481	481
Market Appreciation/(Depreciation) (6)	—	12,964	12,964
Foreign exchange and other (7)	174	885	1,059

Balance, As of December 31, 2012	$43,934	$126,222	$170,156

Acquisitions	622	1,599	2,221
Commitments (1)	18,495	—	18,495
Capital Called, net (2)	(13,924)	14,047	123
Distributions (3)	2,552	(26,701)	(24,149)
Subscriptions, net of Redemptions (4)	—	992	992
Changes in CLO collateral balances (5)	—	399	399
Market Appreciation/(Depreciation) (6)	—	19,280	19,280
Foreign exchange and other (7)	339	954	1,293

Balance, As of December 31, 2013	$52,018	$136,792	$188,810

(1)	Represents capital raised by our carry funds, NGP management fee funds, NGP carry funds, and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds, NGP management fee funds, NGP carry funds, and fund of funds vehicles, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds. NGP management fee funds, NGP carry funds, and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. Pursuant to revised consolidation guidance that became effective on January 1, 2010, we consolidated the existing and any subsequently acquired CLOs where we hold a controlling financial interest. On July 1, 2011, we completed the acquisitions of a 55% equity interest in ESG and a 60% equity interest in AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four CLOs throughout 2012 and six CLOs in 2013 and consolidated those CLOs beginning on their respective formation dates. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented. In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$984.6	$977.6	$915.5
Performance fees
Realized	1,176.7	907.5	1,307.4
Unrealized	1,198.6	133.6	(185.8)

Total performance fees	2,375.3	1,041.1	1,121.6
Investment income
Realized	14.4	16.3	65.1
Unrealized	4.4	20.1	13.3

Total investment income	18.8	36.4	78.4
Interest and other income	11.9	14.5	15.8
Interest and other income of Consolidated Funds	1,043.1	903.5	714.0
Revenue of a consolidated real estate VIE	7.5	—	—

Total revenues	4,441.2	2,973.1	2,845.3
Expenses
Compensation and benefits
Base compensation	738.0	624.5	374.5
Equity-based compensation	322.4	201.7	—
Performance fee related
Realized	539.2	285.5	225.7
Unrealized	644.5	32.2	(122.3)

Total compensation and benefits	2,244.1	1,143.9	477.9
General, administrative, and other expenses	496.4	357.5	323.5
Interest	45.5	24.6	60.6
Interest and other expenses of Consolidated Funds	890.6	758.1	453.1
Interest and other expenses of a consolidated real estate VIE	33.8	—	—
Other non-operating (income) expense	(16.5)	7.1	32.0

Total expenses	3,693.9	2,291.2	1,347.1
Other income (loss)
Net investment gains (losses) of Consolidated Funds	696.7	1,758.0	(323.3)
Gain on business acquisition	—	—	7.9

Income before provision for income taxes	1,444.0	2,439.9	1,182.8
Provision for income taxes	96.2	40.4	28.5

Net income	1,347.8	2,399.5	1,154.3
Net income (loss) attributable to non-controlling interests in consolidated entities	676.0	1,756.7	(202.6)

Net income attributable to Carlyle Holdings	671.8	642.8	$1,356.9

Net income attributable to non-controlling interests in Carlyle Holdings	567.7	622.5

Net income attributable to The Carlyle Group L.P.	$104.1	$20.3

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$2.24	$0.48

Diluted	$2.05	$0.41

Weighted-average common units
Basic	46,135,229	42,562,928

Diluted	278,250,489	259,698,987

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

Revenues

Total revenues were $4,441.2 million for the year ended December 31, 2013, an increase of 49% over total revenues in 2012. The increase in revenues was primarily attributable to an increase in performance fees and interest and other income of Consolidated Funds, which increased $1,334.2 million and $139.6 million, respectively, for the year ended December 31, 2013 as compared to 2012.

Fund Management Fees. Fund management fees increased $7.0 million, or 1%, to $984.6 million for the year ended December 31, 2013 as compared to 2012. In addition, fund management fees from consolidated funds increased $45.5 million for the year ended December 31, 2013 as compared to 2012. These fees eliminate upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $149.0 million of incremental management fees from the commencement of the investment period for certain newly raised funds and “catch-up” management fees from subsequent closes of funds that are in the fundraising period, approximately $61.1 million of increased management fees from greater assets under management in ESG, Claren Road, and AlpInvest, and approximately $12.7 million of incremental management fees related to the acquisition of Vermillion in October 2012. Offsetting these increases were decreases in management fees of approximately $166.1 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from investment sales and monetizations in funds where the management fee basis is invested capital.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $50.6 million and $49.5 million for the years ended December 31, 2013 and 2012, respectively.

Performance Fees. Performance fees for the year ended December 31, 2013 were $2,375.3 million compared to $1,041.1 million in 2012. In addition, performance fees from consolidated funds increased $54.1 million for the year ended December 31, 2013 as compared to 2012. These fees eliminate upon consolidation. The performance fees recorded in 2013 and 2012 were due principally to increases in the fair value of the underlying funds, which increased approximately 20% and 14% in total remaining value during 2013 and 2012, respectively. The increase in the fair value of the investments was driven by asset performance and operating projections as well as increases in market comparables. In comparison, the MSCI All Country World Index increased 21% and 14% during the years ended December 31, 2013 and 2012, respectively. Also during 2013, the global issuance of speculative grade credit increased and spreads fell to levels last seen in 2007. This economic environment generally provided access to reasonably priced credit for our portfolio companies and for financing new transactions during the year.

Approximately $1,907.4 million and $786.1 million of performance fees for the years ended December 31, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. During 2013, CEP III and Carlyle Asia Partners III, L.P., our third Asia buyout fund (“CAP III”), exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time. As a result, performance fees for CEP III and CAP III were $509.1 million and $165.0 million, respectively, in 2013. Approximately $1,491.2 million of our performance fees for the year ended December 31, 2013 were related to CP V, CEP III, and CP IV, and $532.7 million of our performance fees for the year ended December 31, 2012 were related to CP V and CP IV.

Performance fees for the years ended December 31, 2013 and 2012 were $208.2 million and $99.6 million for the Global Market Strategies segment, and $79.7 million and $90.7 million for the Real Assets segment, respectively. Performance fees for the years ended December 31, 2013 and 2012 were $180.0 million and $64.7 million for the Solutions segment.

Investment Income. Investment income of $18.8 million in the year ended December 31, 2013 decreased 48% from investment income of $36.4 million for the year ended December 31, 2012. The $17.6 million decrease relates primarily to net investment losses of $15.0 million for the year ended December 31, 2013 from the investment in NGP Management, which was primarily attributable to equity-based compensation previously granted to employees of the equity-method investment and the amortization of the basis difference in the equity-method investment. In addition, investment income from Consolidated Funds decreased $79.3 million for the year ended December 31, 2013 as compared to 2012 to an investment loss of $65.2 million, which was due primarily to $32.0 million of net investment losses from investments in Urbplan through the consolidated Carlyle vehicle prior to the Partnership’s consolidation of Urbplan on September 30, 2013, and net investment losses of $53.4 million from a consolidated European real estate fund. This amount is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $2.6 million to $11.9 million for the year ended December 31, 2013, as compared to $14.5 million in 2012.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $1,043.1 million in the year ended December 31, 2013, an increase of $139.6 million from $903.5 million in 2012. This increase relates primarily to increases in interest and dividend income in the consolidated fund of funds vehicles of $65.6 million and increases in interest and dividend income in the consolidated hedge funds of $45.9 million. Substantially all interest and other income of our Consolidated Funds and CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $7.5 million in the year ended December 31, 2013. This balance consists of revenue generated by Urbplan, which primarily is revenue earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. For the year ended December 31, 2013, substantially all of Urbplan’s revenue was derived from investment income.

Expenses

Expenses were $3,693.9 million for the year ended December 31, 2013, an increase of $1,402.7 million from $2,291.2 million in 2012. The increase is due primarily to an increase in total compensation and benefits, general, administrative and other expenses, and interest and other expenses of Consolidated Funds, which increased $1,100.2 million, $138.9 million and $132.5 million, respectively.

Total compensation and benefits for the year ended December 31, 2013 increased $1,100.2 million, or 96% from $1,143.9 million for the year ended December 31, 2012 to $2,244.1 million for the year ended December 31, 2013. For periods prior to our initial public offering in May 2012, all compensation to senior Carlyle professionals was accounted for as equity distributions in our consolidated financial statements. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then total expenses would have been $3,693.9 million and $2,556.6 million in the year ended December 31, 2013 and 2012, respectively, representing an increase of $1,137.3 million due primarily to an increase in compensation and benefits of $835.8 million, an increase in general, administrative and other expenses of $138.9 million, and interest and other expenses of Consolidated Funds of $132.5 million. The increase in compensation primarily reflects higher performance fee related compensation corresponding to the increase in performance fees.

Compensation and Benefits. Base compensation and benefits increased $113.5 million, or 18%, for the year ended December 31, 2013 as compared to 2012, which primarily relates to the inclusion of base compensation attributable to senior Carlyle professionals for periods subsequent to our initial public offering in May 2012. Also contributing to the increase was $14.8 million of increased compensation expense in 2013 as compared to 2012 from the value of employment-based contingent cash consideration associated with the Partnership’s acquisitions, and approximately $6.5 million of increased compensation expense associated with increased headcount related to the acquisitions of Vermillion (October 2012) and Metropolitan (November 2013). Base compensation and benefits attributable to senior Carlyle professionals was $67.0 million for the period from January 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then base compensation expense would have been $738.0 million and $691.5 million for the years ended December 31, 2013 and 2012, respectively.

Equity-based compensation increased $120.7 million from $201.7 million for the year ended December 31, 2012 to $322.4 million for the year ended December 31, 2013. For the year ended December 31, 2012, equity-based compensation included $142.7 million of equity-based compensation associated with grants of deferred restricted common units and phantom deferred restricted common units and the issuance of unvested Carlyle Holdings partnership units. Also included in equity-based compensation for the year ended December 31, 2012 is $59.0 million of expense associated with the exchange of carried interests rights held by Carlyle professionals for Carlyle Holdings partnership units, which was a component of the reorganization in May 2012.

Excluding the equity-based compensation in 2012 associated with the exchange of carried interest rights, the increase in equity-based compensation from 2012 to 2013 was due primarily to the equity-based compensation expense for 2012 representing approximately eight months of equity-based compensation expense (from the grant in May 2012 through December 2012) versus twelve months of compensation expense for 2013. Additionally, the increase was due to $47.9 million of compensation expense recorded in 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. Also contributing to the increase was (i) compensation expense recognized in 2013 for grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012; (ii) an increase in compensation expense associated with the unvested Carlyle Holdings partnership units from revisions to the estimated forfeiture rates in 2013 and from modifications to the vesting terms of certain awards; and (iii) $5.0 million of compensation expense associated with the unvested common units issued in conjunction with the AlpInvest acquisition in 2013.

Performance fee related compensation expense increased $866.0 million for the year ended December 31, 2013 as compared to 2012. Performance fee related compensation expense attributable to senior Carlyle professionals was $197.4 million for the period from January 1, 2012 through our initial public offering in May 2012. Had such amounts attributable to senior Carlyle professionals been accounted for as compensation expense, then performance fee related compensation expense would have been $1,183.7 million and $515.1 million for the year ended December 31, 2013 and 2012, respectively. As adjusted for amounts related to senior Carlyle professionals, performance fee related compensation expense as a percentage of performance fees was 50% and 49% in the years ended December 31, 2013 and 2012, respectively.

Total compensation and benefits would have been $2,244.1 million and $1,408.3 million for the years ended December 31, 2013 and 2012, respectively, had compensation attributable to senior Carlyle professionals been treated as compensation expense.

General, Administrative and Other Expenses. General, administrative and other expenses increased $138.9 million for the year ended December 31, 2013 as compared to 2012. This increase was driven primarily by (i) an increase of approximately $32.3 million in amortization expense, primarily from intangible assets acquired in 2012 and 2013; (ii) an increase of $41.8 million associated with fundraising activities for carry funds within the Corporate Private Equity and Global Market Strategies segments and for the business development companies; (iii) proceeds from an insurance settlement totaling $18.5 recognized in 2012; and (iv) an impairment loss of $20.8 million to reduce the carrying value of certain intangible assets to their estimated fair value.

Interest. Interest expense for the year ended December 31, 2013 was $45.5 million, an increase of $20.9 million from 2012. The increase is primarily attributable to a higher level of debt outstanding for the year ended December 31, 2013 as compared to 2012, as well as higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $132.5 million for the year ended December 31, 2013 as compared to 2012. This increase relates primarily to the four new CLOs formed throughout 2012 and the six new CLOs formed in 2013. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $33.8 million for the year ended December 31, 2013. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense, general and administrative expenses, compensation and benefits, and costs associated with land development service. Also included in this caption is the change in the Partnership’s estimate of the fair value of Urbplan’s loans payable during the period. For the year ended December 31, 2013, Urbplan interest expense and the change in the fair value of Urbplan’s loans payable totaled $25.9 million.

Other Non-operating (Income) Expenses. Other non-operating income of $16.5 million for the year ended December 31, 2013 compares to other non-operating expenses of $7.1 million for the year ended December 31, 2012. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During 2013, the overall estimated fair value of the contingent consideration associated with the Partnership’s hedge fund acquisitions decreased; the overall decrease was due primarily to updated assumptions in the probability-weighted discounted cash flow models used to estimate the fair value.

Net Investment Gains (Losses) of Consolidated Funds.

For the year ended December 31, 2013, net investment gains of Consolidated Funds was $696.7 million, as compared to $1,758.0 million for the year ended December 31, 2012. This balance is driven predominantly by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are comprised of the following:

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Realized gains	$662.0	$829.5
Net change in unrealized gains/losses	728.5	1,851.1

Total gains (losses)	1,390.5	2,680.6
Losses on liabilities of CLOs	(695.1)	(927.8)
Gains on other assets of CLOs	1.3	5.2

Total	$696.7	$1,758.0

The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the year ended December 31, 2013 and 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $857.9 million and $2,228.0 million, respectively; net investment gains attributable to the consolidated hedge funds and other consolidated funds of $305.2 million and $100.0 million, respectively; and the net appreciation (depreciation) of CLOs of $(466.4) million and $(570.0) million, respectively.

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $676.0 million for the year ended December 31, 2013 compared to $1,756.7 million for the year ended December 31, 2012. These amounts are primarily attributable to the portion of the net earnings or losses of the Consolidated Funds for each period that are allocated to the related funds’ limited partners or CLO investors.

For the year ended December 31, 2013, the net income of our Consolidated Funds was approximately $575.0 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, hedge funds, and CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $778.2 million and $266.3 million, respectively, for the year ended December 31, 2013. The net income was partially offset by net losses from the consolidated CLOs of $382.9 million and the other consolidated funds of $86.6 million for the year ended December 31, 2013. The CLOs’ investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.

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

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $104.1 million for the year ended December 31, 2013. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 16% as of December 31, 2013). For the year ended December 31, 2013, the net income attributable to Carlyle Holdings was $671.8 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries.

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

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $903.5 million in the year ended December 31, 2012, an increase of $189.5 million from $714.0 million in 2011. This increase relates primarily to the consolidated CLOs associated with the acquired Highland CLOs in February 2012 and four new CLOs launched in 2012. Interest and other income of consolidated CLOs increased $113.3 million from 2011 to 2012. Also contributing to the increase were the consolidated AlpInvest fund of funds vehicles. The AlpInvest acquisition occurred in July 2011 and therefore the consolidated financial statements only reflect six months of revenue for the year ended December 31, 2011 versus twelve months of revenue for the year ended December 31, 2012. Interest and other income of consolidated fund of funds vehicles increased $46.0 million from 2011 to 2012. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

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

General, Administrative and Other Expenses. General, administrative and other expenses increased $34.0 million for the year ended December 31, 2012 as compared to 2011. This increase was driven primarily by (i) an increase of $24.6 million in amortization expense associated with intangible assets acquired in 2012 and 2011; (ii) a negative variance of $6.6 million related to foreign currency adjustments; and (iii) an increase of $17.4 million related to the acquisitions of ESG and AlpInvest (which were acquired in July 2011) and Vermillion (which was acquired in October 2012). These increases were partially offset by $18.5 million in proceeds from an insurance settlement that occurred in the fourth quarter of 2012.

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

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $305.0 million for the year ended December 31, 2012 as compared to 2011 due primarily to the consolidated AlpInvest fund of funds vehicles and ESG hedge funds, as well as the acquisitions of the Highland CLOs in February 2012 and four new CLOs launched in 2012. The AlpInvest and ESG acquisitions occurred in July 2011 and therefore only reflect six months of expenses for the year ended December 31, 2011 versus twelve months of expenses for the year ended December 31, 2012. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

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

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $1,756.7 million for the year ended December 31, 2012 compared to a net loss attributable to non-controlling interests in consolidated entities of $202.6 million for the year ended December 31, 2011. These amounts are primarily attributable to the portion of the net earnings or losses of the Consolidated Funds for each period that are allocated to the related funds’ limited partners or CLO investors.

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

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2013, 2012 and 2011. The table below shows our total segment Economic Net Income which is composed of the sum of Fee Related Earnings, Net Performance Fees and Investment Income. This analysis excludes the effect of consolidated funds, acquisition-related items, including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events, and for the periods prior to the reorganization and initial public offering in May 2012, treats compensation attributable to senior Carlyle professionals as compensation expense. Additionally, during the year ended December 31, 2013, we modified the definition of Fee Related Earnings and Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Fee Related Earnings and Distributable Earnings for all periods included in this Annual Report on Form 10-K has been recast to conform with the new definition. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,054.7	$943.2	$870.5
Portfolio advisory fees, net	25.9	22.0	37.5
Transaction fees, net	24.7	27.5	38.2

Total fund level fee revenues	1,105.3	992.7	946.2
Performance fees
Realized	1,128.6	869.1	1,301.3
Unrealized	1,164.7	126.9	(195.1)

Total performance fees	2,293.3	996.0	1,106.2
Investment income (loss)
Realized	10.6	16.3	65.6
Unrealized	(53.2)	25.2	15.8

Total investment income (loss)	(42.6)	41.5	81.4
Interest and other income	12.9	13.7	15.5

Total revenues	3,368.9	2,043.9	2,149.3

Segment Expenses
Compensation and benefits
Direct base compensation	436.0	417.4	404.4
Indirect base compensation	152.8	144.5	133.5
Equity-based compensation	15.7	1.8	—
Performance fee related
Realized	451.3	367.0	623.8
Unrealized	615.7	104.4	(148.0)

Total compensation and benefits	1,671.5	1,035.1	1,013.7
General, administrative, and other indirect expenses	309.4	227.2	221.5
Depreciation and amortization expense	24.3	21.5	21.8
Interest expense	43.6	24.5	59.2

Total expenses	2,048.8	1,308.3	1,316.2

Economic Net Income	$1,320.1	$735.6	$833.1

(-) Net Performance Fees	1,226.3	524.6	630.4
(-) Investment Income (Loss)	(42.6)	41.5	81.4
(+) Equity-based Compensation	15.7	1.8	—

(=) Fee-Related Earnings	$152.1	$171.3	$121.3

(+) Realized Net Performance Fees	677.3	502.1	677.5
(+) Realized Investment Income	10.6	16.3	65.6

(=) Distributable Earnings	$840.0	$689.7	$864.4

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Income before provision for income taxes	$1,444.0	$2,439.9	$1,182.8
Adjustments:

Partner compensation(1)	—	(265.4)	(671.5)
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	314.4	200.1	—
Acquisition related charges and amortization of intangibles	260.4	128.3	91.5
Gain on business acquisition	—	—	(7.9)
Other non-operating (income) expenses	(16.5)	7.1	32.0
Net (income) loss attributable to non-controlling interests in consolidated entities	(676.0)	(1,756.7)	202.6
Other adjustments(2)	(6.2)	(17.7)	(4.3)

Economic Net Income	$1,320.1	$735.6	$825.2

Net performance fees(3)	1,226.3	524.6	630.4

Investment income (loss)(3)	(42.6)	41.5	81.4
Equity-based compensation	15.7	1.8	—

Fee-Related Earnings	$152.1	$171.3	$113.4

Realized performance fees, net of related compensation(3)	677.3	502.1	677.5

Investment income — realized(3)	10.6	16.3	65.6

Distributable Earnings	$840.0	$689.7	$856.5

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in our consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

(2)	Other adjustments were comprised of the following:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Losses associated with debt refinancing activities	$1.9	$—	$—
Severance and lease terminations	6.5	5.9	4.5
Provision for income taxes attributable to non-controlling interests in consolidated entities	(12.5)	(19.5)	—
Gain on business acquisition	—	—	(7.9)
Other adjustments	(2.1)	(4.1)	(0.9)

	$(6.2)	$(17.7)	$(4.3)

(3)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2013
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,176.7	$(48.1)	$1,128.6
Unrealized	1,198.6	(33.9)	1,164.7

Total performance fees	2,375.3	(82.0)	2,293.3
Performance fee related compensation expense
Realized	539.2	(87.9)	451.3
Unrealized	644.5	(28.8)	615.7

Total performance fee related compensation expense	1,183.7	(116.7)	1,067.0
Net performance fees
Realized	637.5	39.8	677.3
Unrealized	554.1	(5.1)	549.0

Total net performance fees	$1,191.6	$34.7	$1,226.3

Investment income (loss)
Realized	$14.4	$(3.8)	$10.6
Unrealized	4.4	(57.6)	(53.2)

Total investment income (loss)	$18.8	$(61.4)	$(42.6)

	Year Ended December 31, 2012
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$907.5	$(38.4)	$869.1
Unrealized	133.6	(6.7)	126.9

Total performance fees	1,041.1	(45.1)	996.0
Performance fee related compensation expense
Realized	285.5	81.5	367.0
Unrealized	32.2	72.2	104.4

Total performance fee related compensation expense	317.7	153.7	471.4
Net performance fees
Realized	622.0	(119.9)	502.1
Unrealized	101.4	(78.9)	22.5

Total net performance fees	$723.4	$(198.8)	$524.6

Investment income
Realized	$16.3	$—	$16.3
Unrealized	20.1	5.1	25.2

Total investment income	$36.4	$5.1	$41.5

	Year Ended December 31, 2011
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,307.4	$(6.1)	$1,301.3
Unrealized	(185.8)	(9.3)	(195.1)

Total performance fees	1,121.6	(15.4)	1,106.2
Performance fee related compensation expense
Realized	225.7	398.1	623.8
Unrealized	(122.3)	(25.7)	(148.0)

Total performance fee related compensation expense	103.4	372.4	475.8
Net performance fees
Realized	1,081.7	(404.2)	677.5
Unrealized	(63.5)	16.4	(47.1)

Total net performance fees	$1,018.2	$(387.8)	$630.4

Investment income
Realized	$65.1	$0.5	$65.6
Unrealized	13.3	2.5	15.8

Total investment income	$78.4	$3.0	$81.4

(4)	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. For 2013 and 2012, adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results. For 2013, adjustments to investment income (loss) also include adjustments to reflect the Partnership’s share of Urbplan net losses as unrealized investment losses for the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the non-GAAP results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road, ESG and Vermillion and Carlyle’s 60% economic interest in AlpInvest (for periods prior to August 1, 2013), in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$1,053.6	$479.0	$514.1
Global Market Strategies	227.7	165.2	161.5
Real Assets	(33.8)	67.0	143.9
Solutions	72.6	24.4	13.6

Economic Net Income	$1,320.1	$735.6	$833.1

Distributable Earnings
Corporate Private Equity	$537.7	$400.6	$566.0
Global Market Strategies	213.5	168.6	193.4
Real Assets	46.4	102.8	84.8
Solutions	42.4	17.7	20.2

Distributable Earnings	$840.0	$689.7	$864.4

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources.

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

Additionally, during 2013, we modified the definitions of Fee Related Earnings and Distributable Earnings used by management to exclude all equity-based compensation expense; the presentation of Fee Related Earnings and Distributable Earnings for all periods included in this Annual Report on Form 10-K has been recast to conform with the new definitions.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$471.6	$496.2	$511.3
Portfolio advisory fees, net	23.2	17.8	31.3
Transaction fees, net	20.7	19.0	34.7

Total fund level fee revenues	515.5	533.0	577.3
Performance fees
Realized	914.5	639.5	952.9
Unrealized	959.1	130.8	(99.3)

Total performance fees	1,873.6	770.3	853.6
Investment income
Realized	15.8	3.3	43.2
Unrealized	10.4	20.5	0.3

Total investment income	26.2	23.8	43.5
Interest and other income	6.5	9.0	9.2

Total revenues	2,421.8	1,336.1	1,483.6

Segment Expenses
Compensation and benefits
Direct base compensation	212.6	226.2	253.1
Indirect base compensation	95.0	92.5	90.4
Equity-based compensation	7.4	1.2	—
Performance fee related
Realized	401.7	304.7	487.5
Unrealized	446.2	71.7	(47.1)

Total compensation and benefits	1,162.9	696.3	783.9
General, administrative, and other indirect expenses	166.9	134.0	133.5
Depreciation and amortization expense	13.2	12.5	14.6
Interest expense	25.2	14.3	37.5

Total expenses	1,368.2	857.1	969.5

Economic Net Income	$1,053.6	$479.0	$514.1

(-) Net Performance Fees	1,025.7	393.9	413.2
(-) Investment Income	26.2	23.8	43.5
(+) Equity-based Compensation	7.4	1.2	—

(=) Fee-Related Earnings	$9.1	$62.5	$57.4

(+) Realized Net Performance Fees	512.8	334.8	465.4
(+) Realized Investment Income	15.8	3.3	43.2

(=) Distributable Earnings	$537.7	$400.6	$566.0

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Total fee revenues were $515.5 million for the year ended December 31, 2013, representing a decrease of $17.5 million, or 3%, from the year ended December 31, 2012. This decrease reflects a $24.6 million decrease in fund management fees, partially offset by an increase in net portfolio advisory fees of $5.4 million and net transaction fees of $1.7 million. The decrease in fund management fees was due primarily to the expiration of the investment period in CEP III and our second Japan buyout fund (“CJP II”) prior to the raising of a successor fund, which resulted in a decrease in management fees of $40.3 million from 2012 to 2013. Offsetting the decreases from CEP III and CJP II were increases in management fees from “catch-up” management fees from subsequent closings in 2013 of our first Sub-Saharan Africa fund (“CSSAF I”), which increased fund management fees by $16.9 million from 2012 to 2013. The weighted average management fee rate decreased from 1.28% at December 31, 2012 to 1.15% at December 31, 2013. Contributing to the decrease in the weighted average management fee rate was the step-down in the management fee rate for CP V during the year ended December 31, 2013. Fee-earning AUM was $43.0 billion and $33.8 billion as of December 31, 2013 and 2012, respectively, reflecting an increase of $9.2 billion. The increase in net portfolio fees was primarily due to a fee received in 2013 upon the public offering of a portfolio company.

Interest and other income was $6.5 million for the year ended December 31, 2013, a decrease from $9.0 million in 2012.

Total compensation and benefits was $1,162.9 million and $696.3 million in the years ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $847.9 million and $376.4 million, or 45% and 49% of performance fees, for the years ended December 31, 2013 and 2012, respectively. As part of the reorganization and initial public offering in May 2012, the portion of carried interest allocated to our senior Carlyle professionals and other personnel who work in our fund operations decreased from historical levels to approximately 45%.

Direct and indirect base compensation expense decreased $11.1 million for the year ended December 31, 2013, or 3% from 2012, primarily reflecting adjustments to reflect lower annual bonuses, partially offset by higher compensation associated with fundraising activities.

Equity-based compensation was $7.4 million for the year ended December 31, 2013, an increase from $1.2 million for the year ended December 31, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $32.9 million for the year ended December 31, 2013 as compared to 2012. The expense increase primarily reflected higher expenses in 2013 associated with fundraising activities for buyout funds as well as lower expenses in 2012 from proceeds from an insurance settlement recognized in 2012.

Depreciation and amortization expense was $13.2 million for the year ended December 31, 2013, an increase from $12.5 million in 2012.

Interest expense increased $10.9 million, or 76%, for the year ended December 31, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings in 2013 as compared to 2012 and higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Economic Net Income. ENI was $1,053.6 million for the year ended December 31, 2013, reflecting a 120% increase as compared to ENI of $479.0 million for the year ended December 31, 2012. The increase in ENI in the year ended December 31, 2013 was driven by a $631.8 million increase in net performance fees and a $2.4 million increase in investment income as compared to 2012, partially offset by a decrease of $53.4 million in fee related earnings and a $6.2 increase in equity-based compensation.

Fee Related Earnings. Fee related earnings were $9.1 million for the year ended December 31, 2013, as compared to $62.5 million for 2012, representing a decrease of $53.4 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $17.5 million, increases in general, administrative and other indirect expenses and interest expense of $32.9 million and $10.9 million, respectively, partially offset by a decrease in base compensation expense of $11.1 million.

Performance Fees. Performance fees increased $1,103.3 million for the year ended December 31, 2013 as compared to 2012. Performance fees of $1,873.6 million and $770.3 million are inclusive of performance fees reversed of approximately $14.2 million and $15.6 million during the years ended December 31, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Buyout funds	$1,782.6	$767.0
Growth Capital funds	91.0	3.3

Performance fees	$1,873.6	$770.3

The $1,873.6 million in performance fees for the year ended December 31, 2013 was primarily driven by performance fees for CP V, CEP III, CP IV, and CAP III of $584.7 million, $503.3 million, $374.8 million, and $163.5 million, respectively. Comparatively, the $770.3 million in performance fees for the year ended December 31, 2012 was primarily driven by performance fees for CP IV, CP V, and CAP II of $231.2 million, $298.5 million, and $113.2 million, respectively. The increase in performance fees was due primarily to greater appreciation in the remaining value of assets in 2013 as compared to 2012 for CEP III and CAP III, resulting in these two funds exceeding their performance thresholds and entering into a “carry position” during 2013, which resulted in a cumulative catch-up of performance fees earned as of that date. The total 2013 and 2012 appreciation in the remaining value of assets for all funds in this segment was approximately 30% and 16%, respectively.

During the year ended December 31, 2013, net performance fees were $1,025.7 million or 55% of performance fees and $631.8 million more than the net performance fees in 2012.

Investment Income. Investment income for the year ended December 31, 2013 was $26.2 million compared to $23.8 million in 2012.

Distributable Earnings. Distributable earnings increased $137.1 million for the year ended December 31, 2013 to $537.7 million from $400.6 million in 2012. This increase primarily reflects an increase in realized net performance fees of $178.0 million and an increase in realized investment income of $12.5 million, partially offset by a reduction in fee related earnings of $53.4 million.

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

Economic Net Income. ENI was $479.0 million for the year ended December 31, 2012, reflecting a 7% decrease as compared to ENI of $514.1 million for the year ended December 31, 2011. The decrease in ENI in 2012 was driven by a decrease in investment income of $19.7 million and a decrease in net performance fees of $19.3 million as compared to 2011, partially offset by a $5.1 million increase in fee related earnings.

Fee Related Earnings. Fee related earnings were $62.5 million for the year ended December 31, 2012, as compared to $57.4 million for 2011, representing an increase of $5.1 million. The increase in fee related earnings is primarily attributable to a decrease in base compensation of $24.8 million and a decrease in interest expense of $23.2 million, partially offset by decreases in fee revenues of $44.3 million.

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

The $770.3 million in performance fees for the year ended December 31, 2012 was primarily driven by performance fees for CP IV, CP V, and CAP II of $231.2 million, $298.5 million, and $113.2 million, respectively. The total 2012 and 2011 appreciation in the remaining value of assets for funds in this segment was approximately 16% for each year. Comparatively, the $853.6 million of performance fees for the year ended December 31, 2011 was primarily driven by increases in net asset values of CP IV and CP V, representing performance fees of $472.3 million and $491.9 million, respectively, offset by performance fees for CAP II of $(82.2) million and our first Asia buyout fund (“CAP I”) (including co-investments) of $(69.0) million. The decrease in performance fees from 2012 to 2011 is partially due to CP V entering into a “carry position” during 2011, which resulted in a cumulative catch-up of performance fees earned as of that date. For the year ended December 31, 2012, CP V remains in a carry position but at a normalized rate.

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

Distributable Earnings. Distributable earnings decreased $165.4 million for the year ended December 31, 2012 to $400.6 million from $566.0 million in 2011. This decrease primarily reflects a decrease in realized net performance fees of $130.6 million and a decrease in realized investment income of $39.9 million.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2013.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$18,948	$20,865	$28,434
Fee-earning AUM based on invested capital	23,244	12,975	9,321
Fee-earning AUM based on lower of cost or fair value and other (2)	841	—	241

Total Fee-earning AUM	$43,033	$33,840	$37,996

Weighted Average Management Fee Rates (3)
All Funds	1.15%	1.28%	1.30%
Funds in Investment Period	1.42%	1.33%	1.37%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes certain funds that are calculated on gross asset value.
(3)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,840	$37,996	$38,880
Inflows, including Commitments (1)	17,241	1,087	979
Outflows, including Distributions (2)	(7,480)	(5,192)	(1,746)
Foreign Exchange (3)	(568)	(51)	(117)

Balance, End of Period	$43,033	$33,840	$37,996

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $43.0 billion at December 31, 2013, an increase of $9.2 billion, or approximately 27%, compared to $33.8 billion at December 31, 2012. Inflows of $17.2 billion were primarily related to limited partner commitments raised by our latest vintage US Buyout fund (“CP VI”), our fourth Asia buyout fund (“CAP IV”), and our second global financial services fund (“CGFSP II”), as well as equity invested by various funds outside of their investment period. Outflows of $7.5 billion were partially driven by (a) a $3.9 billion decrease resulting from the change in basis from commitments to invested capital for CP V, CAP III, and our first global financial services fund (“CGFSP I”), and (b) $3.6 billion of distributions from several funds that were outside of their investment period. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Distribution activity by funds outside of their investment period only reduce fee-earning AUM to the extent that the distributions are a return of cost basis, as gain and income distributions have no impact on fee-earning AUM.

Fee-earning AUM was $33.8 billion at December 31, 2012, a decrease of $4.2 billion, or approximately 11%, compared to $38.0 billion at December 31, 2011. Outflows of $5.2 billion were partially driven by (a) a $2.7 billion decrease resulting from the change in basis from commitments to invested capital for CJP II and CEP III, and the completion of fees in our third U.S. buyout fund (“CP III”), and (b) $2.5 billion of distributions from several funds that were outside of their investment period. Inflows of $1.1 billion were primarily related to limited partner commitments raised by our equity opportunities fund (“CEOF I”), our first Peru buyout fund (“CPF I”), and CSSAF I, as well as equity invested by various funds outside of their investment period. As of December 31, 2012, approximately $5.0 billion of new limited partner commitments raised for several of our new funds, including CP VI, CAP IV, and CGFSP II are not included in Fee-Earning AUM as these funds did not begin charging fees until 2013 when the predecessor funds (CP V, CAP III, and CGFSP I, respectively) were substantially invested.

Fee-earning AUM was $38.0 billion at December 31, 2011, a decrease of $0.9 billion, or 2%, compared to $38.9 billion at December 31, 2010. Inflows of $1.0 billion were primarily related to limited partner commitments raised by our South America buyout fund (“CSABF I”), our first Renminbi denominated buyout fund (“CBPF”), and CEOF I. Outflows of $1.7 billion were principally a result of distributions from several buyout funds that were outside of their investment period.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, As of December 31, 2010	$15,129	$41,181	$56,310
Commitments (1)	1,604	—	1,604
Capital Called, net (2)	(4,980)	4,662	(318)
Distributions (3)	1,532	(12,504)	(10,972)
Market Appreciation/(Depreciation) (4)	—	4,604	4,604
Foreign exchange and other (5)	43	(206)	(163)

Balance, As of December 31, 2011	$13,328	$37,737	$51,065

Commitments (1)	7,560	—	7,560
Capital Called, net (2)	(4,474)	3,968	(506)
Distributions (3)	1,231	(12,017)	(10,786)
Market Appreciation/(Depreciation) (4)	—	6,035	6,035
Foreign exchange and other (5)	(3)	(27)	(30)

Balance, As of December 31, 2012	$17,642	$35,696	$53,338

Commitments (1)	11,470	—	11,470
Capital Called, net (2)	(5,313)	4,998	(315)
Distributions (3)	946	(10,974)	(10,028)
Market Appreciation/(Depreciation) (4)	—	10,289	10,289
Foreign exchange and other (5)	(2)	113	111

Balance, As of December 31, 2013	$24,743	$40,122	$64,865

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $64.9 billion at December 31, 2013, an increase of $11.6 billion, or approximately 22%, compared to $53.3 billion at December 31, 2012. This increase was primarily driven by (a) $11.5 billion of new commitments for several funds, including CP VI, CAP IV, CJP III, CGFSP II, CSSAF I, CCI and various co-investments, and (b) market appreciation across our portfolio of $10.3 billion. The total 2013 appreciation in the remaining value of assets for funds in this segment was approximately 30%, driven by a 30% increase in the buyout funds and a 32% increase in the growth funds.

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

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

								REALIZED/PARTIALLY
			TOTAL INVESTMENTS					REALIZED INVESTMENTS(5)
			as of December 31, 2013					as of December 31, 2013
	Fund Inception Date(1)		Cumulative Invested Capital(2)					Cumulative Invested Capital(2)
		Committed Capital							Total Fair Value(3)		Gross IRR(7)
				Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)			MOIC(4)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,071.9	3.0x	34%	25%	$1,362.4	$4,071.9	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.6	2.5x	27%	21%	$4,031.6	$10,146.6	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,371.4	2.3x	16%	13%	$6,079.0	$16,169.4	2.7x	20%
CP V	5/2007	$13,719.7	$12,689.6	$20,920.9	1.6x	18%	13%	$3,386.0	$7,910.0	2.3x	28%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.4	€3,826.1	1.9x	37%	20%	€1,230.8	€3,090.3	2.5x	61%
CEP III	12/2006	€5,294.9	€4,966.0	€7,342.8	1.5x	13%	8%	€1,002.6	€2,239.8	2.2x	27%
CAP I	12/1998	$750.0	$627.7	$2,491.0	4.0x	25%	18%	$627.7	$2,491.0	4.0x	25%
CAP II	2/2006	$1,810.0	$1,626.6	$2,859.1	1.8x	12%	8%	$720.0	$2,121.0	2.9x	27%
CAP III	5/2008	$2,551.6	$2,393.6	$3,534.1	1.5x	19%	11%	$585.7	$1,047.5	1.8x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥134,382.9	2.8x	61%	37%	¥39,756.6	¥130,976.9	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥158,034.6	1.1x	3%	(1%)	¥31,806.1	¥57,271.7	1.8x	25%
CGFSP I	9/2008	$1,100.2	$1,038.0	$1,614.5	1.6x	19%	12%	$218.1	$530.9	2.4x	28%
All Other Funds(9)	Various		$3,841.8	$5,775.4	1.5x	16%	7%	$2,656.9	$4,409.0	1.7x	20%
Coinvestments and Other(10)	Various		$7,669.5	$18,790.2	2.4x	36%	33%	$5,095.2	$15,346.2	3.0x	36%

Total Fully Invested Funds			$55,713.4	$108,681.5	2.0x	26%	19%	$29,874.4	$76,311.2	2.6x	30%

Funds in the Investment Period(6)
CP VI(12)	5/2012	$13,000.0	n/a	n/a	n/a	n/a	n/a
CAP IV(12)	11/2012	$1,798.9	n/a	n/a	n/a	n/a	n/a
CAGP IV	6/2008	$1,041.4	$768.7	$1,065.0	1.4x	17%	8%
CEOF I	5/2011	$1,119.1	$393.1	$484.8	1.2x	21%	9%
All Other Funds(11)	Various		$1,118.5	$1,617.7	1.4x	18%	6%

Total Funds in the Investment Period			$2,280.3	$3,167.4	1.4x	18%	5%	$300.1	$856.9	2.9x	37%

TOTAL CORPORATE PRIVATE EQUITY(13)			$57,993.8	$111,848.9	1.9x	26%	18%	$30,174.5	$77,168.1	2.6x	30%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.
(10)	Includes co-investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CJP III, CGFSP II, CSABF, CSSAF, CETP II, CBPF, CPF I, and CCI.
(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI and November 2012 for CAP IV.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2013
Corporate Private Equity
CP V	$13,303.4	1.6x	1.6x	92%	✓	✓	100%	Nov-07	25	May-13
CEP III	€5,008.1	1.5x	1.5x	94%	✓		100%	Dec-07	25	Dec-12
CP IV	$5,290.1	1.7x	2.3x	97%	✓	✓	80%	Dec-05	33	Dec-10
CAP III	$2,409.5	1.3x	1.5x	94%	✓		100%	Dec-08	21	May-14
CAP II	$1,175.4	1.2x	1.8x	90%	✓		80%	Dec-06	29	Feb-12
CJP II	¥110,310.6	0.9x	1.1x	86%			80%	Oct-06	29	Jul-12
CEP II	€741.1	0.9x	1.9x	113%	✓		80%	Sep-03	42	Sep-08
CGFSP I	$1,009.3	1.3x	1.6x	94%	✓	✓	100%	Oct-08	21	Sep-14
CAGP IV	$767.3	1.3x	1.4x	74%	✓		100%	Dec-08	21	Jun-14
CEOF I	$436.6	1.2x	1.2x	35%	✓		80%	Dec-11	9	May-17
All Other Funds (8)	$2,742.2	1.2x	2.2x		n/m	n/m
Coinvestment and Other (9)	$3,986.2	1.7x	2.4x		n/m	n/m

Total Corporate Private Equity	$40,093.5	1.5x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CP II, CP III, CP IV, CEP I, CAP I, CAP IV, CBPF, CJP I, CJP III, CEVP, CETP I, CETP II, CAVP II, Mexico, MENA, CSABF, CGFSP II, CSSAF, CPF, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and Vermillion. Vermillion was acquired on October 1, 2012 and ESG was acquired on July 1, 2011. The following table presents our results of operations for our Global Market Strategies segment:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$275.2	$237.2	$173.5
Portfolio advisory fees, net	1.4	2.5	3.0
Transaction fees, net	0.1	3.5	—

Total fund level fee revenues	276.7	243.2	176.5
Performance fees
Realized	151.9	112.4	204.2
Unrealized	32.4	(21.2)	(92.9)

Total performance fees	184.3	91.2	111.3
Investment income (loss)
Realized	17.5	13.1	20.3
Unrealized	(1.5)	9.6	12.8

Total investment income (loss)	16.0	22.7	33.1
Interest and other income	4.2	2.3	4.0

Total revenues	481.2	359.4	324.9
Segment Expenses
Compensation and benefits
Direct base compensation	99.6	86.3	61.7
Indirect base compensation	21.8	21.3	15.1
Equity-based compensation	3.0	0.2	—
Performance fee related
Realized	42.1	46.2	88.4
Unrealized	13.7	(8.4)	(48.2)

Total compensation and benefits	180.2	145.6	117.0
General, administrative, and other indirect expenses	60.9	40.6	33.2
Depreciation and amortization expense	4.5	3.5	2.7
Interest expense	7.9	4.5	10.5

Total expenses	253.5	194.2	163.4

Economic Net Income	$227.7	$165.2	$161.5

(-) Net Performance Fees	128.5	53.4	71.1
(-) Investment Income	16.0	22.7	33.1
(+) Equity-based Compensation	3.0	0.2	—

(=) Fee-Related Earnings	$86.2	$89.3	$57.3

(+) Realized Net Performance Fees	109.8	66.2	115.8
(+) Realized Investment Income	17.5	13.1	20.3

(=) Distributable Earnings	$213.5	$168.6	$193.4

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Total fee revenues were $276.7 million for the year ended December 31, 2013, an increase of $33.5 million from 2012. The increase was due primarily to approximately $10.4 million of “catch-up” management fees earned from subsequent closings of our third distressed and corporate opportunities fund (“CSP III”) during the year ended December 31, 2013, an increase of $18.8 million in management fees from the Claren Road and ESG hedge funds from greater assets under management, an increase in management fees of $10.8 million generated by CLOs that were started in 2012 and 2013, and $7.0 million of increased management fees from the acquisition of Vermillion on October 1, 2012. These increases were partially offset by approximately $13.2 million of “catch-up” management fees earned in 2012 from subsequent closings of our first energy mezzanine fund (“CEMOF I”) in 2012. The weighted average management fee rate on our hedge funds decreased from 1.82% at December 31, 2012 to 1.77% at December 31, 2013 due to a higher proportion of Fee-earning AUM related to ESG funds, which charge a lower rate than the Claren Road funds. The weighted average management fee rate on our carry funds increased from 1.46% at December 31, 2012 to 1.53% at December 31, 2013 due to increased commitments to CSP III, which is currently in the investment period. Fee-earning AUM was $33.4 billion and $31.0 billion as of December 31, 2013 and 2012, respectively, reflecting an increase of $2.4 billion.

Interest and other income was $4.2 million for the year ended December 31, 2013 as compared to $2.3 million in 2012.

Total compensation and benefits was $180.2 million and $145.6 million for the years ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $55.8 million and $37.8 million for the years ended December 31, 2013 and 2012, respectively, reflecting the increase in performance fees. Since we only include our 55% economic interest in Claren Road, ESG and Vermillion in our Non-GAAP results, most of the performance fees associated with those funds do not have corresponding performance fee compensation. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a meaningful percentage for Global Market Strategies.

Direct and indirect base compensation increased $13.8 million for the year ended December 31, 2013 as compared to 2012, which primarily related to the acquisition of Vermillion in October 2012 and higher compensation levels at the hedge funds.

Equity-based compensation was $3.0 million for the year ended December 31, 2013, an increase from $0.2 million for the year ended December 31, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $20.3 million to $60.9 million for the year ended December 31, 2013 as compared to 2012. The expense increase primarily reflected higher expenses in 2013 associated with fundraising activities for CSP III and the business development companies, incremental costs associated with the acquisition of Vermillion in October 2012, as well as lower expenses in 2012 from proceeds from an insurance settlement recognized in 2012.

Depreciation and amortization expense was $4.5 million for the year ended December 31, 2013, an increase from $3.5 million in 2012.

Interest expense increased $3.4 million, or 76%, for the year ended December 31, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings in 2013 as compared to 2012 and higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Economic Net Income. ENI was $227.7 million for the year ended December 31, 2013, an increase of $62.5 million from $165.2 million in 2012. The increase in ENI for the year ended December 31, 2013 as compared to 2012 was primarily driven by an increase in net performance fees of $75.1 million. This increase was partially offset by a decrease in investment income of $6.7 million and a decrease in fee related earnings of $3.1 million.

Fee Related Earnings. Fee related earnings decreased $3.1 million to $86.2 million for the year ended December 31, 2013 as compared to 2012. The decrease was primarily due to increases in general, administrative and other indirect expenses of $20.3 million, base compensation expense of $13.8 million, and interest expense of $3.4 million, partially offset by increases in fee revenues of $33.5 million.

Performance Fees. Performance fees of $184.3 million and $91.2 million in 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $0.7 million and $0.7 million, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Carry funds	$62.5	$59.9
Hedge funds	115.1	28.2
Structured credit funds	6.7	3.1

Performance fees	$184.3	$91.2

Performance fees for the year ended December 31, 2013 were generated primarily by the hedge funds, including $39.9 million from the Claren Road Master Fund, $39.6 million from the ESG Cross Border Equity Fund, and $19.1 million from the Claren Road Opportunities Fund, as well as the carry funds, including $38.3 million of performance fees from our second distressed and corporate opportunities fund (“CSP II”). Performance fees for the year ended December 31, 2012 were generated primarily by the distressed debt funds, including $56.8 million from CSP II, and the hedge funds, including $12.7 million from the Claren Road Master Fund.

Net performance fees increased $75.1 million to $128.5 million for the year ended December 31, 2013 as compared to $53.4 million in 2012.

Investment Income. Investment income was $16.0 million for the year ended December 31, 2013 compared to $22.7 million in 2012. The decrease in investment income from 2012 to 2013 was due primarily to changes in the fair value of our investments in our CLOs. The net appreciation of our investments in our CLOs during 2013 was less than the net appreciation recognized in 2012.

Distributable Earnings. Distributable earnings increased $44.9 million to $213.5 million for the year ended December 31, 2013 from $168.6 million in 2012. The increase related primarily to increases in net realized performance fees of $43.6 million and realized investment income of $4.4 million, partially offset by a decrease in fee related earnings of $3.1 million for the year ended December 31, 2013 as compared to 2012.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total fee revenues were $243.2 million for the year ended December 31, 2012, an increase of $66.7 million from 2011. The increase was due primarily to the acquisition of ESG on July 1, 2011 and the acquisition of Vermillion on October 1, 2012, increases in management fees from the hedge funds due to greater AUM in those funds, and additional “catch-up” management fees earned during 2012 from subsequent investor closings in CEMOF I. The weighted-average management fee rate on our hedge funds decreased slightly from 1.88% at December 31, 2011 to 1.82% at December 31, 2012 due to lower rates on the Vermillion hedge funds, while our weighted-average fee rate on our carry funds increased from 1.40% to 1.46% during the year due to increased commitments in CEMOF I and CSP III that are currently in the investment period.

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

Economic Net Income. ENI was $165.2 million for the year ended December 31, 2012, an increase of $3.7 million from $161.5 million in 2011. The increase in ENI for the year ended December 31, 2012 as compared to 2011 was primarily driven by an increase in fee related earnings of $32.0 million, offset by a decrease in net performance fees of $17.7 million and a decrease in investment income of $10.4 million.

Fee Related Earnings. Fee related earnings increased $32.0 million to $89.3 million for the year ended December 31, 2012 as compared to 2011. The increase was primarily due to increases in fee revenues of $66.7 million and a decrease in interest expense of $6.0 million, offset by increases in base compensation of $30.8 million and general, administrative and other indirect expenses of $7.4 million.

Performance Fees. Performance fees of $91.2 million and $111.3 million are inclusive of performance fees reversed of approximately $0.7 million for each of the years ended December 31, 2012 and 2011. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in millions )
Carry funds	$59.9	$23.7
Hedge funds	28.2	70.2
Structured credit funds	3.1	17.4

Performance fees	$91.2	$111.3

Performance fees for the year ended December 31, 2012 were generated primarily by the distressed debt funds, including $56.8 million from CSP II, and the hedge funds, including $12.7 million from the Claren Road Master Fund. Performance fees for the year ended December 31, 2011 were generated primarily by the hedge funds, including $36.2 million from Claren Road Master Fund.

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

Distributable Earnings. Distributable earnings decreased $24.8 million to $168.6 million for the year ended December 31, 2012 from $193.4 million in 2011. The decrease related primarily to decreases in realized net performance fees of $49.6 million and decreases in realized investment income of $7.2 million. These decreases were partially offset by increases in fee related earnings of $31.8 million for the year ended December 31, 2012 as compared to 2011.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2013.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,439	$2,077	$927
Fee-earning AUM based on invested capital	607	1,066	1,454
Fee-earning AUM based on collateral balances, at par	16,465	16,155	12,436
Fee-earning AUM based on net asset value	13,593	11,724	7,858
Fee-earning AUM based on other (2)	307	12	511

Total Fee-earning AUM	$33,411	$31,034	$23,186

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.73%	1.75%	1.77%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional value and gross asset value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,034	$23,186	$18,959
Acquisitions	78	5,126	3,248
Inflows, including Commitments (1)	639	1,283	466
Outflows, including Distributions (2)	(462)	(511)	(448)
Subscriptions, net of Redemptions (3)	959	1,786	1,207
Changes in CLO collateral balances (4)	56	311	(584)
Market Appreciation/(Depreciation) (5)	834	(164)	416
Foreign Exchange and other (6)	273	17	(78)

Balance, End of Period	$33,411	$31,034	$23,186

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds and open-end structured credit funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and open-end structured credit funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.4 billion at December 31, 2013, an increase of $2.4 billion, or 8%, compared to $31.0 billion at December 31, 2012. This increase was driven by $1.0 billion of subscriptions, net of redemptions, market appreciation of $0.8 billion in our hedge funds and $0.6 billion of new commitments raised by our carry funds. These increases are offset by $0.5 billion in distributions from our fully invested carry funds. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, As of December 31, 2010	$925	$19,661	$20,586
Acquisitions	—	3,374	3,374
Commitments (1)	436	—	436
Capital Called, net (2)	(966)	928	(38)
Distributions (3)	684	(1,314)	(630)
Subscriptions, net of Redemptions (4)	—	1,338	1,338
Changes in CLO collateral balances (5)	—	(1,116)	(1,116)
Market Appreciation/(Depreciation) (6)	—	649	649
Foreign exchange and other (7)	—	(86)	(86)

Balance, As of December 31, 2011	$1,079	$23,434	$24,513

Acquisitions	—	5,178	5,178
Commitments (1)	1,202	—	1,202
Capital Called, net (2)	(625)	543	(82)
Distributions (3)	164	(1,008)	(844)
Subscriptions, net of Redemptions (4)	—	1,763	1,763
Changes in CLO collateral balances (5)	—	481	481
Market Appreciation/(Depreciation) (6)	—	311	311
Foreign exchange and other (7)	—	20	20

Balance, As of December 31, 2012	$1,820	$30,722	$32,542

Acquisitions	—	78	78
Commitments (1)	319	—	319
Capital Called, net (2)	(945)	1,212	267
Distributions (3)	264	(1,055)	(791)
Subscriptions, net of Redemptions (4)	—	992	992
Changes in CLO collateral balances (5)	—	399	399
Market Appreciation/(Depreciation) (6)	—	1,380	1,380
Foreign exchange and other (7)	—	291	291

Balance, As of December 31, 2013 (8)	$1,458	$34,019	$35,477

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and open-end structured credit funds.
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $17.2 billion from our structured credit funds, $14.1 billion in our hedge funds, $3.8 billion (including $1.5 billion of Available Capital) in our carry funds, and $0.3 billion from our business development companies.

Total AUM was $35.5 billion at December 31, 2013, an increase of $3.0 billion, or approximately 9%, compared to $32.5 billion at December 31, 2012. This increase was driven by (a) market appreciation of $1.4 billion (b) subscriptions, net of redemptions, to our hedge funds of $1.0 billion, (c) new commitments to our CSP III carry fund of approximately $0.3 billion, and (d) six new issue CLOs raised totaling $3.1 billion, offset by the liquidation of certain existing CLOs. These increases were partially offset by distributions in our carry funds of $1.1 billion, of which $0.3 billion was recycled back into available capital.

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

Total AUM was $24.5 billion at December 31, 2011, an increase of $3.9 billion, or 19%, compared to $20.6 billion at December 31, 2010. This increase was driven by (a) the $3.4 billion acquisitions of a 55% interest in ESG, the Foothill CLO, and the Churchill CLO (for further discussion of these acquisitions, refer to “— Recent Transactions”) and (b) subscriptions, net of redemptions, to our hedge funds of $1.3 billion and new fund commitments to CEMOF I and CSP III of $0.4 billion. In addition, our Global Market Strategies funds appreciated by $0.6 billion, mostly due to appreciation in our hedge funds. These increases were partially offset by distributions of $1.3 billion from our carry funds, of which approximately $0.7 billion was recycled back into available capital.

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

			as of December 31, 2013			Inception to December 31, 2013
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (5)	Net IRR (6)
	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,464.3	1.8x	18%	13%
CEMOF I	12/2010	$1,382.5	$765.4	$908.5	1.2x	29%	11%

(1)	The data presented herein that provides “inception to date” performance results for CSP II and CEMOF I related to the period following the formation of the funds in June 2007 and December 2010, respectively.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

										Original
					In Accrued	2013		Fee	Quarters	Investment
	Remaining	Unrealized	Total		Carry/	Realized	Catch	Initiation	Since Fee	Period End
	Fair Value(1)	MOIC(2)	MOIC(3)	% Invested (4)	(Clawback) (5)	Carry (6)	up Rate	Date(7)	Initiation	Date
	As of December 31, 2013
Global Market Strategies
CEMOF I	$704.2	1.1x	1.2x	55%	✓		100%	Dec-10	13	Dec-15
CSP II	$586.6	0.9x	1.8x	100%	✓	✓	80%	Dec-07	25	Jun-11
All Other Funds (8)	$865.4	1.1x	1.4x		n/m	n/m
Coinvestment and Other (9)	$214.2	1.0x	1.1x		n/m	n/m

Total Global Market Strategies	$2,370.4	1.0x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CSP I, CSP III, CMP I, and CMP II. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.9 billion and $2.1 billion, respectively, as of December 31, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	5%	5%	8%	9%
Claren Road Opportunities Fund	9%	8%	14%	14%
Barclays Aggregate Bond Index	(2%)	3%	4%	5%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	5%	4%	5%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	7%	6%	8%	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	3%	3%	3%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	1.05	1.10	1.73	1.81
Claren Road Opportunities Fund	1.24	1.41	1.78	1.71
Barclays Aggregate Bond Index	(0.69)	1.11	1.45	0.92

(1)	For the Claren Road funds, net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses. The Barclays Aggregate Bond Index is a market-value weighted, intermediate-term bond index of over 8,400 intermediate-term government bonds, investment grade corporate debt securities and mortgage-backed securities. This index is an unmanaged statistical composite and its returns do not include payment of any sales charge or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2013.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through December 31, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $3.6 billion as of December 31, 2013:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	14%	10%	10%	6%
MSCI EM index	(2%)	(2%)	15%	4%
Volatility (4)
CBE Standard Deviation (Annualized)	4%	5%	5%	7%
MSCI EM index Standard Deviation (Annualized)	12%	19%	23%	26%
Sharpe Ratio (1M LIBOR) (5)
CBE	3.44	1.87	1.89	0.71
MSCI EM index	(0.21)	(0.09)	0.67	0.13

(1)	For the CBE fund, net annualized return is presented on a total return basis, net of all fees and expenses. The MSCI EM Index comprises large and mid-cap securities across 21 emerging markets countries. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2013.
(3)	The CBE Fund was established in January 2007. Performance is from inception through December 31, 2013.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

For purposes of presenting our results of operations for this segment, our earnings from our 2012 investment in NGP Management are presented in the respective operating captions and, for 2013, the net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. The following table presents our results of operations for our Real Assets segment:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$188.9	$141.0	$150.7
Portfolio advisory fees, net	1.3	1.7	3.2
Transaction fees, net	3.9	5.0	3.5

Total fund level fee revenues	194.1	147.7	157.4
Performance fees
Realized	40.5	106.6	98.0
Unrealized	43.4	(13.2)	52.5

Total performance fees	83.9	93.4	150.5
Investment income (loss)
Realized	(22.7)	(0.1)	2.1
Unrealized	(62.3)	(4.9)	2.7

Total investment income (loss)	(85.0)	(5.0)	4.8
Interest and other income	2.0	1.7	2.0

Total revenues	195.0	237.8	314.7

Segment Expenses
Compensation and benefits
Direct base compensation	70.2	71.1	75.3
Indirect base compensation	30.4	24.5	28.0
Equity-based compensation	4.6	0.4	—
Performance fee related
Realized	(4.0)	7.3	8.4
Unrealized	56.7	17.3	(3.9)

Total compensation and benefits	157.9	120.6	107.8
General, administrative, and other indirect expenses	58.4	41.9	47.5
Depreciation and amortization expense	4.3	3.9	4.3
Interest expense	8.2	4.4	11.2

Total expenses	228.8	170.8	170.8

Economic Net Income (Loss)	$(33.8)	$67.0	$143.9

(-) Net Performance Fees	31.2	68.8	146.0
(-) Investment Income (Loss)	(85.0)	(5.0)	4.8
(+) Equity-based Compensation	4.6	0.4	—

(=) Fee-Related Earnings	$24.6	$3.6	$(6.9)

(+) Realized Net Performance Fees	44.5	99.3	89.6
(+) Realized Investment Income (Loss)	(22.7)	(0.1)	2.1

(=) Distributable Earnings	$46.4	$102.8	$84.8

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Total fee revenues were $194.1 million for the year ended December 31, 2013, an increase of $46.4 million from 2012. The increase in total fee revenues reflects an increase in fund management fees of $47.9 million, partially offset by a decline in net portfolio advisory and transaction fees of $1.5 million. The increase in fund management fees was due primarily to a full year of management fees from NGP Management in 2013 versus a partial period of management fees in 2012, resulting in an increase in fund management fees of $61.2 million. This increase was partially offset by declines in management fees due to the change in basis from commitments to invested capital for our infrastructure fund in 2013 and from distributions from U.S. real estate funds outside of their investment periods, resulting in a total decline in management fees of $16.2 million from 2012 to 2103. The weighted average management fee rate was 1.18% at December 31, 2013, a decline from 1.26% at December 31, 2012, primarily due to new commitments to real estate accounts that charge lower fees. Fee-earning AUM was $28.4 billion and $29.3 billion as of December 31, 2013 and 2012, respectively, reflecting a decline of $0.9 billion.

Interest and other income was $2.0 million for the year ended December 31, 2013, an increase from $1.7 million in 2012.

Total compensation and benefits was $157.9 million and $120.6 million for the years ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $52.7 million and $24.6 million for the years ended December 31, 2013 and 2012, respectively, reflecting an increase in performance fees from our U.S. real estate funds. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance fee related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a meaningful percentage for Real Assets.

Direct and indirect base compensation was $100.6 million for the year ended December 31, 2013 as compared to $95.6 million for 2012. The increase in compensation was due primarily to increased fundraising costs related to certain of our energy funds (international energy and power funds) and latest Asia real estate fund.

Equity-based compensation was $4.6 million for the year ended December 31, 2013, an increase from $0.4 million for the year ended December 31, 2012. The increase is due primarily to expense associated with grants of deferred restricted common units that occurred subsequent to the initial public offering in May 2012.

General, administrative and other indirect expenses increased $16.5 million to $58.4 million for the year ended December 31, 2013 as compared to 2012. The increase primarily relates to an increase in professional fees related to our first international energy fund (“CIEP I”) and Urbplan, as well as lower expenses in 2012 from proceeds from an insurance settlement recognized in 2012.

Depreciation and amortization expense was $4.3 million for the year ended December 31, 2013, an increase from $3.9 million in 2012.

Interest expense increased $3.8 million, or 86%, for the year ended December 31, 2013 as compared to 2012. This increase was due primarily to a higher level of outstanding borrowings in 2013 as compared to 2012 and higher interest rates on outstanding borrowings in 2013 as compared to 2012 resulting from the issuances in 2013 of the 3.875% senior notes and the 5.625% senior notes.

Economic Net Income (Loss). ENI was $(33.8) million for the year ended December 31, 2013, a decline of $100.8 million from $67.0 million in 2012. The decline in ENI for the year ended December 31, 2013 as compared to 2012 was primarily driven by an increase in investment losses of $80.0 million, a decline in net performance fees of $37.6 million, and an increase in equity-based compensation of $4.2 million, partially offset by an increase in fee related earnings of $21.0 million.

Fee Related Earnings. Fee related earnings increased $21.0 million for the year ended December 31, 2013 as compared to 2012 to $24.6 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $46.4 million, partially offset by increases in general, administrative, and other indirect expenses of $16.5 million, base compensation of $5.0 million, and interest expense of $3.8 million.

Performance Fees. Performance fees of $83.9 million and $93.4 million for the years ended December 31, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $39.0 million and $13.6 million, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Energy funds	$(22.5)	$43.4
Real Estate funds	106.4	50.0

Performance fees	$83.9	$93.4

Performance fees for the year ended December 31, 2013 were primarily driven by performance fees related to our sixth U.S. real estate fund (“CRP VI”) of $76.2 million. Investments in our Real Assets portfolio increased 1% during the year ended December 31, 2013 with real estate investments appreciating 5% and Legacy energy investments declining 2%. This compares to a 9% increase during the year ended December 31, 2012, with energy investments appreciating 8% and real estate investments appreciating 13%. Performance fees for the year ended December 31, 2012 were primarily driven by performance fees related to two of the Legacy Energy funds (Energy III and Energy II) (including co-investments) of $24.0 million and $12.1 million, respectively, CRP VI of $17.2 million, and our third U.S. real estate fund (CRP III) of $13.6 million.

Net performance fees for the year ended December 31, 2013 were $31.2 million, representing a decline of $37.6 million over $68.8 million in net performance fees for the year ended December 31, 2011.

Investment Income (Loss). Investment loss was $85.0 million for the year ended December 31, 2013 compared to an investment loss of $5.0 million in 2012. The increase in realized investment losses of $22.6 million was due primarily to the realization of a $15.0 million investment loss related to an investment in Urbplan that was originally reserved in 2012 and realized losses from investments in a European real estate fund. The increase in unrealized investment losses of $57.4 million was due primarily to unrealized losses on investments in two European real estate funds totaling $67.1 million, unrealized losses related to investments in Urbplan of $6.4 million prior to the Partnership’s consolidation of Urbplan on September 30, 2013, and the Partnership’s allocation of Urbplan’s net losses of $5.6 million for the period subsequent to the consolidation of Urbplan.

Distributable Earnings. Distributable earnings declined $56.4 million to $46.4 million for the year ended December 31, 2013 from $102.8 million in 2012. The decline was due to declines in realized net performance fees of $54.8 million and increases in realized investment losses of $22.6 million, partially offset by an increase in fee related earnings of $21.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

Fee Related Earnings. Fee related earnings increased $10.5 million for the year ended December 31, 2012 as compared to 2011 to $3.6 million. The increase in fee related earnings is primarily attributable to decreases in base compensation of $7.7 million, interest expense of $6.8 million, and general, administrative and other indirect expenses of $5.6 million, partially offset by decreases in fee revenues of $9.7 million.

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

Performance fees for the year ended December 31, 2012 were primarily driven by performance fees related to two of the Legacy Energy funds (Energy III and Energy II) (including co-investments) of $24.0 million and $12.1 million, respectively, CRP VI of $17.2 million, and CRP III of $13.6 million. Performance fees for the year ended December 31, 2011 were primarily driven by performance fees related to our Legacy Energy funds, including Energy III (including co-investments) of $79.4 million and Energy IV of $42.6 million. Investments in our Real Assets portfolio increased 9% during the year ended December 31, 2012 with energy investments appreciating 8% and real estate investments appreciating 13%.

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

Distributable Earnings. Distributable earnings increased $18.0 million to $102.8 million for the year ended December 31, 2012 from $84.8 million in 2011. The increase was primarily due to an increase of $10.1 million in fee related earnings and an increase of $9.7 million in realized net performance fees. These increases were offset by a decrease in realized investment income of $2.2 million for the year ended December 31, 2012 as compared to 2011.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2013.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,593	$9,170	$13,005
Fee-earning AUM based on invested capital (2)	18,199	20,135	9,167
Fee-earning AUM based on gross asset value	646	—	—

Total Fee-earning AUM (3)	$28,438	$29,305	$22,172

Weighted Average Management Fee Rates (4)
All Funds	1.18%	1.26%	1.22%
Funds in Investment Period	1.27%	1.22%	1.26%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of December 31, 2013, the Legacy Energy Funds had, in the aggregate, approximately $12.3 billion in AUM and $8.5 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP Agribusiness (the “NGP carry fund”), are managed by NGP Energy Capital Management. As of December 31, 2013, the NGP funds had, in the aggregate, approximately $12.1 billion in AUM and $9.3 billion in Fee-earning AUM.
(4)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and the NGP management fee funds, respectively. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$29,305	$22,172	$22,937
Acquisitions	—	10,308	—
Inflows, including Commitments (1)	2,115	2,006	2,319
Outflows, including Distributions (2)	(3,055)	(5,264)	(3,086)
Foreign Exchange and other (3)	73	83	2

Balance, End of Period	$28,438	$29,305	$22,172

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.4 billion at December 31, 2013, a decrease of $0.9 billion, or 3%, compared to $29.3 billion at December 31, 2012. Outflows of $3.1 billion were principally due to distributions from our fully invested Legacy Energy funds, one of the NGP management fee funds (“NGP VIII”), and U.S. real estate funds and related co-investments. Inflows of $2.1 billion were primarily related to investment activity in our power (“CPOCP”) fund and related coinvestments, our infrastructure (“CIP”) fund, and several of our real estate funds in the U.S., Europe and Asia that are outside of their initial investment period, in addition to commitments to CIEP I. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $29.3 billion at December 31, 2012, an increase of $7.1 billion, or 32%, compared to $22.2 billion at December 31, 2011. This was primarily driven by the acquisition of an equity interest in NGP which entitles Carlyle to an allocation of income equal to 47.5% of NGP’s management fee-related revenues and resulted in an increase of $10.3 billion in Fee-earning AUM. Inflows of $2.0 billion were primarily related to investment activity in both our energy funds and several of our real estate funds in the U.S., Europe and Asia that are outside of their initial investment period. Outflows of $5.3 billion were principally due to a change in management fee basis from commitments to invested equity on one of our Legacy Energy funds (“Energy IV”) and CIP I, in addition to distributions from our fully invested Legacy Energy funds, and U.S. real estate funds and related co-investments.

Fee-earning AUM was $22.2 billion at December 31, 2011, a decrease of $0.7 billion, or 3%, compared to $22.9 billion at December 31, 2010. Inflows of $2.3 billion were primarily related to limited partner commitments raised by CRP VI, various real estate co-investments and our new Realty Credit fund (“CRCP I”). Outflows of $3.1 billion were principally a result of (a) the change in basis of CEREP III from commitments to invested capital, (b) distributions primarily from our fully invested U.S. real estate funds and related co-investments, and (c) the decision to no longer collect management fees from our investors in our first renewable energy fund (“Renew I”).

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2013.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, As of December 31, 2010	$8,362	$22,254	$30,616
Commitments (1)	2,075	—	2,075
Capital Called, net (2)	(3,519)	3,301	(218)
Distributions (3)	1,407	(5,458)	(4,051)
Market Appreciation/(Depreciation) (4)	—	2,386	2,386
Foreign exchange and other (5)	(47)	(89)	(136)

Balance, As of December 31, 2011	$8,278	$22,394	$30,672

Acquisitions	4,000	8,106	12,106
Commitments (1)	(42)	—	(42)
Capital Called, net (2)	(3,510)	3,488	(22)
Distributions (3)	1,208	(5,411)	(4,203)
Market Appreciation/(Depreciation) (4)	—	1,581	1,581
Foreign exchange and other (5)	10	92	102

Balance, As of December 31, 2012	$9,944	$30,250	$40,194

Commitments (1)	1,961	—	1,961
Capital Called, net (2)	(4,013)	4,097	84
Distributions (3)	845	(6,059)	(5,214)
Market Appreciation/(Depreciation) (4)	—	1,649	1,649
Foreign exchange and other (5)	17	(27)	(10)

Balance, As of December 31, 2013 (6)	$8,754	$29,910	$38,664

(1)	Represents capital raised by our carry funds, NGP management fee funds, and NGP carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, NGP management fee funds, and NGP carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, NGP management fee funds, and NGP carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to fund investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(6)	Amounts related to the NGP Funds are based on the latest available information (in most cases as of September 30, 2013).

Total AUM was $38.7 billion at December 31, 2013, a decrease of $1.5 billion, or 4%, compared to $40.2 billion at December 31, 2012. The decrease was primarily due to distributions of $6.0 billion, of which approximately $0.8 billion was recycled back into available capital. This decrease was offset by commitments raised of $2.0 billion by CIEP I, CPOCP I, and various coinvestments and managed accounts in our Asia real estate funds. Market appreciation of $1.6 billion was driven by a 1% increase in values across the real assets carry funds, primarily driven by a 5% increase in our infrastructure and real estate funds.

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

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2013 and excluding the NGP management fee funds, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of December 31, 2013					as of December 31, 2013
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets		(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,385.7	2.7x	44%	30%	$522.5	$1,385.7	2.7x	44%
CRP IV	12/2004	$950.0	$1,198.7	$1,263.7	1.1x	1%	(2%)	$442.0	$473.3	1.1x	10%
CRP V	11/2006	$3,000.0	$3,277.3	$4,622.3	1.4x	11%	7%	$2,450.8	$3,531.2	1.4x	13%
CEREP I	3/2002	€426.6	€517.0	€697.8	1.3x	12%	7%	€503.2	€675.8	1.3x	13%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	n/a	n/a	€423.5	€130.6	0.3x	n/a
CEREP III	5/2007	€2,229.5	€1,954.4	€1,876.9	1.0x	(2%)	(6%)	€218.3	€305.5	1.4x	11%
CIP	9/2006	$1,143.7	$1,011.6	$1,119.2	1.1x	3%	(1%)	$180.7	$—	0.0x	n/a
Energy II	7/2002	$1,100.0	$1,334.8	$3,461.3	2.6x	81%	54%	$827.4	$3,236.9	3.9x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$6,257.2	1.8x	13%	9%	$1,545.4	$4,220.9	2.7x	27%
Energy IV	12/2007	$5,979.1	$5,220.0	$8,392.0	1.6x	19%	13%	$1,997.1	$4,155.0	2.1x	31%
All Other Funds(9)	Various		$2,292.6	$2,337.4	1.0x	1%	(5%)	$1,560.0	$1,784.6	1.1x	8%
Coinvestments and Other(10)	Various		$5,152.7	$8,167.5	1.6x	18%	14%	$2,044.6	$4,412.0	2.2x	28%

Total Fully Invested Funds			$28,126.6	$40,732.1	1.4x	14%	8%	$13,148.9	$24,732.3	1.9x	25%

Funds in the Investment Period(6)
CRP VI	9/2010	$2,340.0	$1,285.7	$1,798.9	1.4x	33%	19%
Renew II	3/2008	$3,417.5	$2,779.0	$3,848.2	1.4x	13%	8%
All Other Funds(11)	Various		$581.5	$691.8	1.2x	36%	24%

Total Funds in the Investment Period			$4,646.2	$6,338.8	1.4x	16%	10%	$777.2	$1,133.5	1.5x	18%

TOTAL Real Assets(12)			$32,772.9	$47,071.0	1.4x	14%	8%	$13,926.2	$25,865.8	1.9x	25%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.

(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, Energy I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CRCP I, CPOCP, and CIEP I.
(12)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2013
Real Assets
Energy IV	$4,734.1	1.3x	1.6x	87%	✓	✓	80%	Feb-08	24	Dec-13
Renew II	$2,545.2	1.4x	1.4x	81%	✓		80%	Nov-08	21	May-14
CEREP III	€1,641.1	0.9x	1.0x	88%			67%	Oct-07	25	May-11
Energy III	$1,914.6	0.9x	1.8x	94%	✓	✓	80%	Nov-05	33	Oct-11
CRP VI	$1,494.5	1.3x	1.4x	55%	✓		50%	Dec-11	9	Mar-16
CRP V	$1,249.9	1.3x	1.4x	109%			50%	Nov-06	29	Nov-11
CIP	$914.8	1.4x	1.1x	88%			80%	Oct-06	29	Sep-12
CRP IV	$766.4	1.0x	1.1x	126%	(✓)		50%	Dec-05	33	Dec-09
Energy II	$341.2	0.6x	2.6x	121%	(✓)	✓	80%	Dec-02	45	Jul-08
CRP III	$245.1	39.8x	2.7x	93%	✓	✓	50%	Dec-01	49	May-05
All Other Funds (10)	$885.7	0.6x	0.9x		n/m	n/m
Coinvestment and Other (9)	$3,352.8	1.0x	1.6x		n/m	n/m

Total Real Assets	$20,706.7	1.1x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value before management fees, expenses and carried interest, divided by cumulative invested capital.
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, CIEP I, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Solutions

For periods from July 1, 2011 (the inception date of our Solutions segment) to August 1, 2013, our Solutions segment results reflected our 60% ownership interest in AlpInvest’s operations, while our consolidated financial statements reflected 100% of AlpInvest’s operations and a non-controlling interest of 40%. As a result of our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013, our segment results prospectively from that date reflect our 100% ownership interest in AlpInvest. Also, as a result of our acquisition of Metropolitan on November 1, 2013, our segment results include the results of operations of Metropolitan since that date.

The following table presents our results of operations for our Solutions segment:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$119.0	$68.8	$35.0
Portfolio advisory fees, net	—	—	—
Transaction fees, net	—	—	—

Total fund level fee revenues	119.0	68.8	35.0
Performance fees
Realized	21.7	10.6	46.2
Unrealized	129.8	30.5	(55.4)

Total performance fees	151.5	41.1	(9.2)
Investment income
Realized	—	—	—
Unrealized	0.2	—	—

Total investment income	0.2	—	—
Interest and other income	0.2	0.7	0.3

Total revenues	270.9	110.6	26.1

Segment Expenses
Compensation and benefits
Direct base compensation	53.6	33.8	14.3
Indirect base compensation	5.6	6.2	—
Equity-based compensation	0.7	—	—
Performance fee related
Realized	11.5	8.8	39.5
Unrealized	99.1	23.8	(48.8)

Total compensation and benefits	170.5	72.6	5.0
General, administrative, and other indirect expenses	23.2	10.7	7.3
Depreciation and amortization expense	2.3	1.6	0.2
Interest expense	2.3	1.3	—

Total expenses	198.3	86.2	12.5

Economic Net Income	$72.6	$24.4	$13.6

(-) Net Performance Fees	40.9	8.5	0.1
(-) Investment Income	0.2	—	—
(+) Equity-based Compensation	0.7	—	—

(=) Fee-Related Earnings	$32.2	$15.9	$13.5

(+) Realized Net Performance Fees	10.2	1.8	6.7
(+) Realized Investment Income	—	—	—

(=) Distributable Earnings	$42.4	$17.7	$20.2

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

We established our Solutions segment on July 1, 2011 at the time we completed our acquisition of a 60% equity interest in AlpInvest. On August 1, 2013, we completed our acquisition of the remaining 40% interest in AlpInvest, and, on November 1, 2013, we completed our acquisition of Metropolitan. Accordingly, the financial results for the year ended December 31, 2013 represent our 100% interest in AlpInvest since August 1, 2013 and Metropolitan since November 1, 2013. Unless otherwise discussed below, the variances in the financial results for the year ended December 31, 2013 as compared to the same period in 2012 were due to the increase in our equity interests in AlpInvest in 2013 as well as the incremental activity from November 1, 2013 related to Metropolitan.

Total fee revenues were $119.0 million and $68.8 million for the year ended December 31, 2013 and 2012, respectively. After considering the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest in August 2013 and the incremental $3.6 million of management fees from our acquisition of Metropolitan in November 2013, the increase in management fees was also due to an increase in Fee-earning AUM. Fee-earning AUM was $35.1 billion and $28.9 billion as of December 31, 2013 and 2012, respectively, representing an increase of $6.2 billion. Also, co-investments represent a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for co-investments generally is higher than the management fee rates for fund investments and secondary investments.

Total compensation and benefits were $170.5 million and $72.6 million for the year ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $110.6 million and $32.6 million, or 73% and 79% of performance fees for the year ended December 31, 2013 and 2012, respectively. The decrease in performance fee compensation as a percentage of performance fees is due primarily to incremental allocations of carried interest to Carlyle under our existing arrangements with the historical owners and management team of AlpInvest.

Direct and indirect base compensation expense was $59.2 million and $40.0 million for the year ended December 31, 2013 and 2012, respectively. After considering the increase in compensation expense from our acquisition of the remaining 40% equity interest in AlpInvest in August 2013 and the acquisition of Metropolitan in November 2013, the increase in direct and indirect base compensation expense was due to adjustments to reflect higher annual bonuses. Equity-based compensation expense was $0.7 million for the year ended December 31, 2013.

General, administrative and other indirect expenses were $23.2 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively. Such expenses are comprised primarily of professional fees and rent. After considering the increase in these expenses from our acquisition of the remaining 40% equity interest in AlpInvest in August 2013 and the acquisition of Metropolitan in November 2013, the increase in expense from 2012 to 2013 was due to lower expenses in 2012 from proceeds from an insurance settlement recognized in 2012.

Depreciation and amortization expense was $2.3 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively.

Interest expense was $2.3 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

Economic Net Income. Economic net income was $72.6 million and $24.4 million for the years ended December 31, 2013 and 2012, respectively. After considering the increase in ENI from our acquisitions of the remaining 40% equity interest in AlpInvest and the acquisition of Metropolitan, the increase was also due to increases in net performance fees and fee related earnings.

Fee Related Earnings. Fee related earnings were $32.2 million and $15.9 million for the years ended December 31, 2013 and 2012, respectively. After considering the increase in fee related earnings from our acquisitions of the remaining 40% equity interest in AlpInvest and the acquisition of Metropolitan, the increase was also due to increases in fee revenues, partially offset by increases in direct and indirect base compensation.

Performance Fees. Performance fees were $151.5 million and $41.1 million for the years ended December 31, 2013 and 2012, respectively. The increase is due primarily to multiple fund of funds vehicles exceeding their performance threshold during 2013, resulting in the recognition of a cumulative catch-up of performance fees at such time, which was driven by overall appreciation in the investments in the AlpInvest fund of funds vehicles of 17% during 2013. Additionally, the increase in performance fees during 2013 was due to appreciation in fair value during 2013 of various fund of funds vehicles that were already generating performance fees after having previously exceeded their performance threshold. The remainder of the increase was due to our acquisition of the remaining 40% equity interest in AlpInvest.

Distributable Earnings. Distributable earnings were $42.4 million and $17.7 million for the years ended December 31, 2013 and 2012, respectively. After considering the increase in distributable earnings from our acquisitions of the remaining 40% equity interest in AlpInvest and 100% interest in Metropolitan, the increase was also due primarily to increases in fee related earnings.

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

Fee-earning AUM as of and for each of the Two Years Ended December 31, 2013 and as of and for the Six Month Period Ended December 31, 2011.

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$10,859	$6,379	$8,693
Fee-earning AUM based on invested capital (2)	1,120	—	—
Fee-earning AUM based on lower of cost or fair market value	23,088	22,563	18,978

Total Fee-earning AUM	$35,067	$28,942	$27,671

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management”
(2)	Includes amounts committed to or reserved for investments for certain Metropolitan fund of funds vehicles.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,942	$27,671	$—
Acquisitions	2,157	—	30,956
Inflows, including Commitments (1)	7,605	7,480	2,464
Outflows, including Distributions (2)	(5,496)	(7,969)	(2,380)
Market Appreciation/(Depreciation) (3)	276	1,038	34
Foreign Exchange and other (4)	1,583	722	(3,403)

Balance, End of Period	$35,067	$28,942	$27,671

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.
(4)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $35.1 billion at December 31, 2013, an increase of $6.2 billion, or approximately 21%, compared to $28.9 billion at December 31, 2012. Inflows of $7.6 billion were primarily related to the initiation of fees on several 2013 mandates that made their first investment during the year and also include amounts invested by funds outside of their commitment fee period that are based on the lower of cost or fair value of the underlying investments. This increase was also related to the acquisition of 22 fund of funds vehicles managed by Metropolitan of $2.2 billion. Outflows of $5.5 billion were principally a result of a change in basis from commitments to the lower of cost or fair value for vehicles that reached the end of their commitment fee period, as well as distributions from several funds outside of their commitment fee period. Distributions from funds still in the commitment fee period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. In addition, the segment experienced a $1.6 billion increase resulting from the translation of the euro-denominated funds into U.S. Dollars as of the end of the period.

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

Total AUM as of and for each of the Two Years Ended December 31, 2013 and as of and for the Six Month Period Ended December 31, 2011.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Solutions
Balance, As of June 30, 2011	$—	$—	$—
Acquisitions	16,926	27,926	44,852
Commitments (1)	1,290	—	1,290
Capital Called, net (2)	(2,601)	2,390	(211)
Distributions (3)	161	(3,321)	(3,160)
Market Appreciation/(Depreciation) (4)	—	63	63
Foreign exchange and other (5)	(936)	(1,179)	(2,115)

Balance, As of December 31, 2011	$14,840	$25,879	$40,719

Commitments (1)	3,561	—	3,561
Capital Called, net (2)	(4,475)	4,414	(61)
Distributions (3)	435	(6,576)	(6,141)
Market Appreciation/(Depreciation) (4)	—	5,037	5,037
Foreign exchange and other (5)	167	800	967

Balance, As of December 31, 2012	$14,528	$29,554	$44,082

Acquisitions	622	1,521	2,143
Commitments (1)	4,745	—	4,745
Capital Called, net (2)	(3,653)	3,740	87
Distributions (3)	497	(8,613)	(8,116)
Market Appreciation/(Depreciation) (4)	—	5,962	5,962
Foreign exchange and other (5)	324	577	901

Balance, As of December 31, 2013	$17,063	$32,741	$49,804

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on fund investments, secondary investments, and co-investments. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2013) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2013.
(5)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $49.8 billion at December 31, 2013, an increase of $5.7 billion, or 13%, compared to $44.1 billion at December 31, 2012. This increase was primarily driven by (a) market appreciation of $6.0 billion, due to 17% appreciation in our AlpInvest fund of funds vehicles, (b) activation of new mandates during the year of approximately $4.7 billion, and (c) $2.1 billion from the Metropolitan acquisition. This was offset by distributions of approximately $8.1 billion in the quarter, net of amounts recycled.

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

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2013, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			as of December 31, 2013
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,790.3	€6,132.7	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,314.7	€6,398.4	1.5x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€10,143.7	€13,079.2	1.3x	7%	7%
Main Fund IV - Fund Investments	2009	€4,880.0	€1,967.0	€2,189.4	1.1x	8%	6%
Main Fund I - Secondary Investments	2002	€519.4	€450.6	€837.5	1.9x	54%	50%
Main Fund II - Secondary Investments	2003	€998.4	€896.0	€1,616.5	1.8x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,044.9	€2,788.3	1.4x	10%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,637.6	€2,255.6	1.4x	19%	18%
Main Fund II - Co-Investments	2003	€1,090.0	€853.7	€2,317.5	2.7x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,431.4	€3,341.8	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,199.1	€1,951.1	1.6x	23%	20%
Main Fund II - Mezzanine Investments	2004	€700.0	€683.8	€921.4	1.3x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,394.9	€1,829.9	1.3x	11%	9%
All Other Funds (9)	Various		€1,333.7	€1,946.2	1.5x	17%	14%

Total Fully Committed Funds			€33,141.7	€47,605.5	1.4x	12%	11%

Funds in the Commitment Period
Main Fund V - Fund Investments	2012	€4,929.0	€229.4	€209.1	0.9x	(21%)	(30%)
Main Fund V - Secondary Investments	2011	€3,398.3	€1,137.5	€1,418.3	1.2x	35%	31%
Main Fund V - Co-Investments	2012	€1,257.7	€451.8	€605.0	1.3x	51%	46%
All Other Funds (9)	Various		€139.0	€160.8	1.2x	23%	22%

Total Funds in the Commitment Period			€1,957.7	€2,393.2	1.2x	34%	29%

TOTAL SOLUTIONS			€35,099.4	€49,998.7	1.4x	12%	11%

TOTAL SOLUTIONS (USD) (10)			$48,386.3	$68,925.7	1.4x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest and b) Direct Investments, which was spun off from AlpInvest in 2005. As of December 31, 2013, these excluded investments represent $0.7 billion of AUM.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$2,994.3	$2,028.4	$2,678.0
Net cash used in investing activities	(135.1)	(126.1)	(104.8)
Net cash used in financing activities	(2,503.7)	(1,841.3)	(2,679.0)
Effect of foreign exchange rate change	44.0	(3.5)	(1.5)

Net change in cash and cash equivalents	$399.5	$57.5	$(107.3)

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash flows from operating activities prior to our initial public offering do not reflect any amounts paid or distributed to senior Carlyle professionals as these amounts were included as a use of cash for distributions in financing activities. Subsequent to our initial public offering in May 2012, we record cash compensation expense related to senior Carlyle professionals, which has the effect of reducing cash provided by operating activities and cash used in financing activities as compared to the periods prior to the initial public offering. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time, investment proceeds may be greater than investment purchases. During the year ended December 31, 2013, proceeds were $294.3 million while purchases were $93.0 million. During the year ended December 31, 2012, proceeds were $215.6 million while purchases were $540.4 million. In the year ended December 31, 2011, investment proceeds were $301.1 million as compared to purchases of $135.1 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the year ended December 31, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $11,631.6 million, while purchases of investments by the Consolidated Funds were $11,555.0 million. For the year ended December 31, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $8,530.5 million, while purchases of investments by the Consolidated Funds were $7,176.3 million. For the year ended December 31, 2011, proceeds from the sales and settlements of investments by the Consolidated Funds were $7,970.8 million, while purchases of investments by the Consolidated Funds were $6,818.9 million.

Net Cash Used in Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. During the fourth quarter of 2013, we received $89.2 million of cash on behalf of a non-consolidated Carlyle fund that was remitted to the fund in January

2014; this amount was classified as restricted cash as of December 31, 2013. Purchases of fixed assets were $29.5 million, $32.7 million and $34.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 acquisition of Metropolitan resulted in the net use of cash of $10.2 million during the year ended December 31, 2013. The acquisitions of Vermillion and the Highland CLOs resulted in the net use of cash of $83.8 million during the year ended December 31, 2012. The acquisitions of AlpInvest, ESG and other CLO management contracts resulted in the net use of cash of $62.0 million during the year ended December 31, 2011.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million and $1,498.4 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million senior notes issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million senior notes issuance in March 2013. The proceeds from these senior notes issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. For the year ended December 31, 2013, our repayments under our revolving credit facility were $386.3 million and our payments on our loans payable were $475.0 million. For the year ended December 31, 2012, our net borrowings under our revolving credit facility were $75.4 million and our payments on our loans payable were $310.0 million. During 2011, our net borrowings under our revolving credit facility were $310.8 million and our payments on our loans payable were $307.5 million. The net proceeds from our initial public offering in May 2012 were $615.8 million. In addition, for the year ended December 31, 2013, we received net proceeds of $17.1 million, net of financing costs, from the loan issued related to one of our European CLO investments. The net payments on loans payable by our Consolidated Funds during the years ended December 31, 2013, 2012, and 2011 were $1,595.2 million, $1,415.2 million, and $1,204.7 million, respectively. For the years ended December 31, 2013, 2012, and 2011, contributions from non-controlling interest holders were $2,474.9 million, $2,044.7 million, and $1,251.1 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2013, 2012, and 2011, distributions to non-controlling interest holders were $3,410.9 million, $2,406.8 million, and $1,312.0 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

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

With respect to distribution year 2013, we declared distributions to common unitholders totaling approximately $93.5 million, or $1.88 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per common unit (approximately $70.4 million), which is payable on March 11, 2014 to holders of record of common units at the close of business on March 3, 2014. Distributions to common unitholders paid during the calendar year ended December 31, 2013 were $59.9 million, representing the amount paid in March 2013 of $0.85 per common unit with respect to the fourth quarter of 2012 and the $0.16 per common unit quarterly distributions paid in May, August and November of 2013.

With respect to distribution year 2012, we declared distributions to common unitholders totaling approximately $48.5 million, or $1.12 per common unit, consisting of $0.11 per common unit for the second quarter of 2012 (a pro-rated amount from the IPO in May 2012), $0.16 per common unit for the third quarter of 2012, and $0.85 in respect of the fourth quarter of

2012 which was paid in March 2013. Distributions to common unitholders paid during the calendar year ended December 31, 2012 were $11.7 million, representing the $0.11 per common unit quarterly distribution paid in August 2012 and the $0.16 per common unit quarterly distribution paid in November of 2012.

With respect to distribution year 2013, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $512.0 million, or $1.97 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per Carlyle Holdings unit (approximately $366.8 million), which is payable on March 10, 2014 to holders of record of Carlyle Holdings units at the close of business on March 3, 2014. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2013 were $368.6 million, representing the quarterly distributions paid in March, May, August, and November of 2013.

With respect to distribution year 2012, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $320.0 million, or $1.22 per Carlyle Holdings unit, consisting of the distributions declared in respect of the second quarter and third quarter of 2013 and $0.85 in respect of the fourth quarter of 2012 which was paid in March 2013. Distributions to other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2012 were $96.6 million, representing the quarterly distributions paid in August and November of 2012.

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

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and our investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of December 31, 2013. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through December 31, 2013, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2013, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,438.4	$2,319.9	$3,758.3
Global Market Strategies	951.0	280.5	1,231.5
Real Assets	736.4	522.9	1,259.3
Solutions	0.3	2.4	2.7

Total	$3,126.1	$3,125.7	$6,251.8

A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.1 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of December 31, 2013 consist of the following (dollars in millions):

Investments	$765.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(264.8)
Less: Strategic equity method investment in NGP Management	(349.7)

Investments excluding non-controlling interests and NGP Management	150.8

Plus: investments in Consolidated Funds, eliminated in consolidation	101.8

Total investments attributable to Carlyle Holdings, exclusive of NGP management	$252.6

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

Our accrued performance fees by segment as of December 31, 2013, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,830.4	$10.4	$2,820.0
Global Market Strategies	167.2	2.1	165.1
Real Assets	277.2	27.1	250.1
Solutions	378.8	—	378.8

Total	$3,653.6	$39.6	$3,614.0

Less: Accrued performance fee-related compensation			(1,661.8)
Plus: Receivable for giveback obligations from current and former employees			17.6
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(25.8)

Net accrued performance fees excluding compensation and non-controlling interests			1,944.0

Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			60.8
Less: Net accrued performance fees realized in 2013 and to be collected in 2014			(181.5)

Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,823.3

Our Balance Sheet and Indebtedness

Total assets were $35.6 billion at December 31, 2013, an increase of $4.1 billion from December 31, 2012. The increase in total assets was primarily attributable to increases in investments in Consolidated Funds and accrued performance fees. Assets of the Consolidated Funds were approximately $28.9 billion at December 31, 2013, representing an increase of $2.1 billion from December 31, 2012. Accrued performance fees were approximately $3.7 billion at December 31, 2013, representing an increase of $1.5 billion from December 31, 2012. Additionally, the consolidation in 2013 of a real estate VIE resulted in an increase in total assets of approximately $0.2 billion from December 31, 2012.

Total liabilities were $20.9 billion at December 31, 2013, an increase of $2.9 billion from December 31, 2012. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds and accrued compensation and benefits. The liabilities of the Consolidated Funds were approximately $16.6 billion at December 31, 2013, representing an increase of $1.6 billion from December 31, 2012. Accrued compensation and benefits were approximately $2.3 billion at December 31, 2013, representing an increase of $0.9 billion from December 31, 2012. Additionally, the consolidation in 2013 of a real estate VIE resulted in an increase in total liabilities of approximately $0.2 billion from December 31, 2012.

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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 21 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2013, our total assets were $6.9 billion, including cash and cash equivalents of $1.0 billion and accrued performance fees of $3.7 billion.

Loans Payable. Loans payable on our balance sheet at December 31, 2013 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior secured credit facility. Additionally, loans payable at December 31, 2013 includes $17.4 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at December 31, 2013).

The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $63 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($17.4 million at December 31, 2013) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (2.04% at December 31, 2013). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.

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

As of December 31, 2013, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowings Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,319.8	1.41%		8.97
Subordinated notes, Income notes and Preferred shares	1,399.3	N/A	(1)	8.18
Combination notes	15.2	N/A	(2)	8.13

Total	$15,734.3

(1)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2)	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of December 31, 2013 was $13,910.4 million, $1,294.0 million, and $16.3 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $6.9 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility as of December 31, 2013.

Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of December 31, 2013, the principal amount outstanding on the loans was approximately $305.3 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at December 31, 2013 was $122.1 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (13.7% to 17.1% as of December 31, 2013); (ii) IGP-M plus a margin of 12.0% (17.5% as of December 31, 2013); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (15.8% to 19.3% as of December 31, 2013).

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2013, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2013 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2014	2015-2016	2017-2018	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$42.4	$900.0	$942.4
Interest payable(b)	45.9	88.7	86.1	624.7	845.4
Contingent cash consideration(c)	117.7	192.8	58.9	447.5	816.9
Operating lease obligations(d)	48.9	81.4	63.3	81.1	274.7
Capital commitments to Carlyle funds(e)	3,125.7	—	—	—	3,125.7
Tax receivable agreement payments(f)	3.9	3.1	3.4	22.7	33.1
Loans payable of Consolidated Funds(g)	195.0	395.7	826.0	15,778.1	17,194.8
Loans payable of a consolidated real estate VIE(h)	107.5	99.8	75.3	190.2	472.8
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,175.5	—	—	—	1,175.5
Redemptions payable of Consolidated Funds(j)	55.5	—	—	—	55.5

Consolidated contractual obligations	4,875.6	861.5	1,155.4	18,044.3	24,936.8
Loans payable of Consolidated Funds(g)	(195.0)	(395.7)	(826.0)	(15,778.1)	(17,194.8)
Loans payable of a consolidated real estate VIE(h)	(107.5)	(99.8)	(75.3)	(190.2)	(472.8)
Capital commitments to Carlyle funds(e)	(2,842.9)	—	—	—	(2,842.9)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,175.5)	—	—	—	(1,175.5)
Redemptions payable of Consolidated Funds(j)	(55.5)	—	—	—	(55.5)

Carlyle Operating Entities contractual obligations	$499.2	$366.0	$254.1	$2,076.0	$3,195.3

(a)	The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date. The term loan entered into during 2013 related to an investment in a CLO matures on the earlier of 2018 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLO does not dissolve prior to 2018.

(b)	The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $400.0 million of senior notes, approximately 2.33% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 2.04% on $17.4 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.
(c)	These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for more information. Included in these amounts are $72.6 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate. Excluded from this table are two options we have to purchase additional investments in NGP for a total payment of approximately $97 million. One option is exercisable now through January 2015 for approximately $36 million; the other option is exercisable from July 2014 through July 2015 for approximately $61 million.
(d)	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2014 through 2021. The amounts in this table represent the minimum lease payments required over the term of the lease.
(e)	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.1 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management.
(f)	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(g)	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2013, at spreads to market rates pursuant to the debt agreements, and range from 0.45% to 12.65%.
(h)	These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of December 31, 2013, at spreads to market rates pursuant to the loan agreements, and range from 13.7% to 19.3%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of September 30, 2013.
(i)	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(j)	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $13.8 million at December 31, 2013 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $125 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.

Contingent Funding of the Consolidated Real Estate VIE

                As described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. Urbplan is expected to require additional funding of approximately $200 million to enable it to continue operations, of which $21.1 million has been funded by us and $66.9 million has been funded by our senior Carlyle professionals through February 15, 2014. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% of any additional investments made by us and our senior Carlyle professionals.

We may not recover, in whole or in part, the capital that we have invested in or any additional capital that we may elect to invest in Urbplan in the future, and our results of operations could be adversely impacted by impairments, write-downs, lawsuits by customers or creditors, other claims against Urbplan or us or other losses associated with our investment in Urbplan. Urbplan is currently a party to various litigation, disputes and other potential claims. We do not believe it is probable that the outcome of any existing Urbplan litigation, disputes, or other potential claims will materially affect us or our consolidated financial statements.

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

Contingent Cash Payments For Business Acquisitions and Strategic Investments

We have certain contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management. For our business acquisitions, these contingent cash payments relate to performance-based contingent cash consideration payable to the sellers of the businesses, some of whom are Carlyle professionals. Certain of these payments to those Carlyle professionals require such Carlyle professional to be employed by us at the time the performance conditions are met, while other payments are not contingent upon employment. For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to NGP and an affiliate of Barclays Bank PLC, as well as two options we have to purchase additional investments in NGP that would entitle us to an allocation of income equal to 40% of the carried interest generated from certain NGP funds. The exercise of the NGP options and the resulting payments under the option agreements are at our discretion. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

	As of December 31, 2013
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$361.6	$183.0	$544.6	$185.9
Employment-based contingent cash consideration	428.1	45.0	473.1	148.7
Options to acquire additional investments in NGP	—	97.2	97.2	—

Total	$789.7	$325.2	$1,114.9	$334.6

(1)	On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

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

In the fourth quarter of 2013, we and the sellers of Claren Road and Vermillion agreed to modifications to the terms of the performance-based contingent consideration associated with the acquisitions of Claren Road and Vermillion as well as adjustments to separation payments made upon the sellers’ departure from Claren Road. The modifications resulted in changes to the performance conditions and measurement date to earn the performance-based contingent consideration and changes to the basis of calculation and length of time for the separation payments. The modifications also include a new performance-based compensatory cash payment to the sellers of Claren Road of $25.0 million, which is payable in 2018 based on the achievement of certain performance conditions.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.4 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At December 31, 2013, approximately $9.0 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

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

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of December 31, 2013.

Tax Receivable Agreement

Holders of partnership units in Carlyle Holdings (other than The Carlyle Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to such holders as set forth in the partnership agreements of the Carlyle Holdings partnerships, may (subject to the terms of the exchange agreement) exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis. A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Carlyle Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Carlyle Holdings I GP Inc. and any other corporate taxpayers would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the reorganization and initial public offering, we have entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships that will provide for the payment by the corporate taxpayers to such parties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Carlyle Holdings. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Carlyle Holdings, the payments that we may make under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon these parties’ continued ownership of us. In the event that The Carlyle Group L.P. or any of its wholly owned subsidiaries that are not treated as corporations for U.S. federal income tax purposes become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayers.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $39.6 million at December 31, 2013 ($49.9 million before $10.3 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on our consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2013. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $17.6 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of December 31, 2013 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date. During 2013, we repaid $23.8 million of giveback obligations to certain funds. These amounts were funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation.

If, as of December 31, 2013, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable.

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

Contingencies

In the ordinary course of business, we are a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. We are not currently able to estimate for any such matters the reasonably possible amount of loss or range of loss. We do not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect us. We believe that these matters are without merit and intend to vigorously contest all such allegations.

In September 2006 and March 2009, Carlyle received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of global alternative asset firms to determine whether they have engaged in conduct prohibited by U.S. antitrust laws. We fully cooperated with the DOJ’s investigation.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U.S. District Court for the District of Massachusetts has set a schedule for class certification proceedings, which calls for a hearing on class certification sometime after May 19, 2014. The parties have jointly submitted a proposed case management order that calls for a jury trial commencing in November 2014.

Along with many other companies and individuals in the financial sector, Carlyle and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

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

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint. We expect that plaintiffs will file a reply in the next several months. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and oral arguments on this appeal were held on February 19, 2014.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management has not concluded that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Partnership’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

Other Contingencies

From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97.0 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty.

CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, we consolidated the fund into our consolidated financial statements. As of December 31, 2013, CEREP I had accrued €75.0 million ($103.4 million as of December 31, 2013) related to this contingency, which is included in other liabilities of Consolidated Funds in our consolidated financial statements. CEREP I recorded a loss related to this contingency of €33.2 million ($45.5 million) and €0 million for the years ended December 31, 2013 and 2012, respectively, which is included in net investment gains (losses) of consolidated funds in our consolidated statements of operations.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued formal notices of assessment to certain of those subsidiaries, in each case, disallowing deductions of certain capital losses claimed with respect to the reorganization of the Italian subsidiaries. Those subsidiaries reached a settlement with the Italian tax authorities regarding this dispute and, in connection therewith, CEREP I paid €8.2 million (approximately $11.0 million) while its affiliates paid €7.9 million (approximately $10.5 million) for a total of €16.1 million (approximately $21.5 million).

CEREP I recognized a loss related to these contingencies of €50.0 million ($64.7 million) during the year ended December 31, 2011 prior to us consolidating CEREP I.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2012 through December 31, 2013 is as follows:

	Units as of December 31, 2012	Units Issued	Units Forfeited	Units Exchanged	Units as of December 31, 2013
Carlyle Holdings partnership units held by the Partnership	43,244,180	5,184,586	—	177,104	48,605,870
Carlyle Holdings partnership units not held by the Partnership	262,873,250	518,798	(1,050,093)	(177,104)	262,164,851

Total Carlyle Holdings partnership units	306,117,430	5,703,384	(1,050,093)	—	310,770,721

The Carlyle Holdings partnership units issued to the Partnership were issued in conjunction with the vesting of the Partnership’s deferred restricted common units during the year ended December 31, 2013 and the acquisitions of Metropolitan and the remaining 40% equity interest in AlpInvest. The Partnership is expected to acquire an additional 747,536 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K. The Carlyle Holdings partnership units exchanged relate to the exchange by certain other limited partners of Carlyle Holdings of their Carlyle Holdings partnership units for common units of the Partnership on a one-for-one basis, which resulted in an increase in the number of Carlyle Holdings partnership units held by the Partnership.

The Carlyle Holdings partnership units issued to other limited partners were issued to the sellers of Claren Road as a result of the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of Claren Road. Additionally, Carlyle Holdings partnership units were also issued in 2013 in connection with our acquisition of Metropolitan. The Carlyle Holdings partnership units forfeited relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.

Critical Accounting Policies

Principles of Consolidation. Our policy is to consolidate those entities in which we have control over significant operating, financing or investing decisions of the entity. All significant inter-entity transactions and balances have been eliminated.

For entities that are determined to be variable interest entities (“VIEs”), we consolidate those entities where we are deemed to be the primary beneficiary. Where VIEs have not qualified for the deferral of the revised consolidation guidance as described in Note 2 to our consolidated financial statements, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact’s the entity’s economic financial performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation guidance requires analysis to (a) determine whether an entity in which Carlyle holds a variable interest is a VIE, and (b) whether Carlyle’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires judgment. Our involvement with entities that have been subject to the revised consolidation guidance has generally been limited to our CLOs, the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, our investment in NGP Management, and our investments in Urbplan.

Where VIEs have qualified for the deferral of the revised consolidation guidance, the analysis is based on previously existing consolidation guidance pursuant to U.S. GAAP. Generally, with the exception of the CLOs, our funds qualify for the deferral of the revised consolidation rules under which the primary beneficiary is the entity that absorbs a majority of the expected losses of the VIE or a majority of the expected residual returns of the VIE, or both. We determine whether we are the primary beneficiary at the time we first become involved with a VIE and subsequently reconsider that we are the primary beneficiary based on certain events. The evaluation of whether a fund is a VIE is subject to the requirements of ASC 810-10, originally issued as FASB Interpretation No. 46(R), and the determination of whether we should consolidate such VIE requires judgment. These judgments include whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; determining whether two or more parties’ equity interests should be aggregated; determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity; evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE; and estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected losses and hence would be deemed the primary beneficiary. For example, commencing with our issuance of credit support in connection with a potential tax liability of CEREP I, our first European real estate fund, in July 2012, CEREP I became a VIE and we concluded that we were its primary beneficiary. Accordingly, as of that date, we began to consolidate CEREP I into our consolidated financial statements.

For all Carlyle funds and co-investment entities (collectively the “funds”) that are not determined to be VIEs, we consolidate those funds where, as the sole general partner, we have not overcome the presumption of control pursuant to U.S. GAAP. Most Carlyle funds provide a dissolution right upon a simple majority vote of the non-Carlyle affiliated limited partners such that the presumption of control by us is overcome. Accordingly, these funds are not consolidated in our consolidated financial statements. Certain Carlyle-sponsored funds near the end of their partnership term do not provide the same dissolution right. These funds consist mainly of our second U.S. buyout fund (“CP II”) and its related entities, and these are consolidated in our consolidated financial statements.

The assets of the Consolidated Funds are classified principally within investments of Consolidated Funds; the liabilities of the Consolidate Funds are classified principally within loan payable of Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally within separate legal entities. Therefore, the liabilities of the Consolidated Funds are non-recourse to us and our general creditors.

Performance Fees. Performance fees consist principally of the allocation of profits from certain of the funds to which we are entitled (commonly referred to as carried interest). We are generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from our carry funds and certain fund of funds vehicles. Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by us upon appreciation of the valuation of our funds’ investments above certain return hurdles set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period-end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. Senior Carlyle professionals and employees who have received distributions of carried interest which are ultimately returned are contractually obligated to reimburse us for the amount returned. We record a receivable from current and former employees and our current and former senior Carlyle professionals for their individual portion of any giveback obligation that we establish. These receivables are included in due from affiliates and other receivables, net in our consolidated balance sheets.

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

In addition to the carried interest from our carry funds and certain fund of funds vehicles, we are also entitled to receive incentive fees or allocations from certain of our Global Market Strategies funds when the return on assets under management exceeds previous calendar-year ending or date-of-investment high-water marks. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical net asset value attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the net asset value of such investor’s account at the end of the year is lower that year than any prior year net asset value or the net asset value at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating net asset value. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved has been achieved based on the hedge funds’ then-current fair value. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.

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

We use the liability method of accounting for deferred income taxes pursuant to U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on our net deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry-back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

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

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of individuals with previous valuation experience reporting to our chief accounting officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in US GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.

In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Our determination of fair value is then based on the best information available in the circumstances and may incorporate our own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:

Private Equity and Real Estate Investments — The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies or sales of comparable assets, and other measures which, in many cases, are unaudited at the time received. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rate (“cap rate”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., applying a key performance metric of the investment such as EBITDA or net operating income to a relevant valuation multiple or cap rate observed in the range of comparable companies or transactions), adjusted by us for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry changes for differences in size, profitability, projected growth rates, geography and capital structure if applicable. The adjustments are reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools do not currently drive a significant portion of private equity or real estate valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.

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

Net income from our consolidated CLOs resulting from underlying investment performance is substantially attributable to the investors in the CLOs and accordingly is reflected in non- controlling interests. A 10% change in value of the CLO investments (approximately $15.1 billion as of December 31, 2013) coupled with a correlated 10% change in value of the loans payable of the CLOs (approximately $15.2 billion as of December 31, 2013) will result in no material net income or loss to the non-controlling interests. However, if the investments in the CLOs change in value in an uncorrelated manner with the CLO liabilities, then the impact on net income attributable to non-controlling interests could be significant. Regardless, the impact on net income attributable to the Partnership is not significant.

Loans Payable of a Consolidated Real Estate VIE – We have elected the fair value option to measure the loans payable of a consolidated real estate VIE at fair value. The fair values of the loans are primarily based on discounted cash flows analyses, which consider the liquidity and current financial condition of the consolidated real estate VIE. These loans are classified as Level III.

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

Equity-Method Investments. We account for all investments in which we have significant influence, including investments in the unconsolidated funds and strategic investments, using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by us, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreement, less distributions received. Equity-method investment income includes the related amortization of the basis difference between our carrying value of our investment and our share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of the equity method investee. We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

In determining the aggregate fair value of any award grants, we make judgments, among others, as to the grant-date fair value and estimated forfeiture rates. Each of these elements, particularly the forfeiture assumptions used in valuing our equity awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

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

Recent Accounting Pronouncements

We discuss the recent accounting pronouncements in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Effect on Fund Management Fees

Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. In addition, the terms of the governing agreements with respect to certain of our carry funds provide that the management fee base will be reduced when the aggregate fair market value of a fund’s investments is below its cost. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. The proportion of our management fees that are based on NAV is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2013, approximately 17% of our fund management fees (20% of our fund management fees inclusive of management fees earned from Consolidated Funds) were based on the NAV of the applicable funds.

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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2013 on our performance fee revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$729.9	$(1,069.2)
Global Market Strategies	69.7	(41.4)
Real Assets	162.6	(99.9)
Solutions	168.6	(166.5)

Total	$1,130.8	$(1,377.0)

The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2013 on our performance fee revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$409.6	$(778.3)
Global Market Strategies	51.6	(28.4)
Real Assets	137.0	(84.5)
Solutions	164.2	(165.4)

Total	$762.4	$(1,056.6)

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

	Total Assets Under Management, Excluding Available Commitments	Percentage Amount Classified as Level III Investments
	(Dollars in Millions)
Corporate Private Equity	$40,122	62%
Global Market Strategies (1)	$34,019	57%
Real Assets	$29,910	91%
Solutions	$32,741	97%

(1)	Comprised of approximately $17.2 billion (100% Level III Investments) from our structured credit funds, $14.1 billion (0% Level III Investments) in our hedge funds, $2.3 billion (78% Level III Investments) in our carry funds, and $0.3 billion (0% Level III Investments on our business development companies.

Exchange Rate Risk

Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2013, if the

U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $24.9 million, (b) performance fees would decrease by $79.9 million and (c) investment income would increase by $1.9 million.

Interest Rate Risk

We have obligations under our term loan facility and an additional term loan that was entered into in October 2013 that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

We are subject to interest rate risk associated with our variable rate debt financing. To manage this risk, we have an outstanding interest rate swap to fix the base LIBOR interest rate on our term loan facility borrowings with a notional amount of $500.0 million at December 31, 2013 that amortizes through September 30, 2016. In March 2013, we entered into a second interest rate swap with a notional amount of $475.0 million at December 31, 2013 that amortizes through September 30, 2016. The net effect of these interest rate swaps fixes the variable interest rate that we pay on the outstanding term loan facility borrowing ($25.0 million as of December 31, 2013) through September 30, 2016.

The additional term loan entered into during 2013 incurs interest at EURIBOR plus an applicable rate. We do not have any interest rate swaps in place for this borrowing.

Based on our debt obligations payable and our interest rate swaps as of December 31, 2013, we estimate that interest expense relating to variable rates would increase by an immaterial amount on an annual basis in the event interest rates were to increase by one percentage point.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of The Carlyle Group L.P.

We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (successor to Carlyle Group), as described in Note 1, (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Carlyle Group L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of The Carlyle Group L.P.

We have audited The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Carlyle Group L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Carlyle Group L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Urbplan, which is included in the 2013 consolidated financial statements of The Carlyle Group L.P. and constituted approximately 0.7% of total consolidated assets as of December 31, 2013 and approximately 2% of total consolidated net income for the year then ended. Our audit of internal control over financial reporting of The Carlyle Group L.P. also did not include an evaluation of the internal control over financial reporting of Urbplan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Carlyle Group L.P. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2013 of The Carlyle Group L.P. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2014

The Carlyle Group L.P.

Consolidated Balance Sheets

(Dollars in millions)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$966.6	$567.1
Cash and cash equivalents held at Consolidated Funds	1,402.7	1,646.6
Restricted cash	129.9	34.5
Restricted cash and securities of Consolidated Funds	25.7	36.3
Accrued performance fees	3,653.6	2,192.5
Investments	765.3	881.2
Investments of Consolidated Funds	26,886.4	24,815.7
Due from affiliates and other receivables, net	175.9	190.7
Due from affiliates and other receivables of Consolidated Funds, net	626.2	331.8
Receivables and inventory of a consolidated real estate VIE	180.4	—
Fixed assets, net	68.8	63.6
Deposits and other	38.5	48.4
Other assets of a consolidated real estate VIE	60.1	—
Intangible assets, net	582.8	691.1
Deferred tax assets	59.4	67.1

Total assets	$35,622.3	$31,566.6

Liabilities and partners’ capital
Loans payable	$42.4	$886.3
3.875% senior notes due 2023	499.8	—
5.625% senior notes due 2043	398.4	—
Loans payable of Consolidated Funds	15,220.7	13,656.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $305.3)	122.1	—
Accounts payable, accrued expenses and other liabilities	265.1	215.0
Accrued compensation and benefits	2,253.0	1,318.2
Due to affiliates	403.7	332.1
Deferred revenue	64.1	59.4
Deferred tax liabilities	103.6	61.1
Other liabilities of Consolidated Funds	1,382.7	1,385.8
Other liabilities of a consolidated real estate VIE	97.7	—
Accrued giveback obligations	39.6	69.2

Total liabilities	20,892.9	17,983.8

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	4,352.0	2,887.4

Partners’ capital (common units, 49,353,406 and 43,244,180 issued and outstanding as of December 31, 2013 and 2012, respectively)	357.1	235.1
Accumulated other comprehensive loss	(11.2)	(4.8)
Partners’ capital appropriated for Consolidated Funds	463.6	838.6
Non-controlling interests in consolidated entities	7,696.6	8,264.8
Non-controlling interests in Carlyle Holdings	1,871.3	1,361.7

Total partners’ capital	10,377.4	10,695.4

Total liabilities and partners’ capital	$35,622.3	$31,566.6

See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Operations

(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Fund management fees	$984.6	$977.6	$915.5
Performance fees
Realized	1,176.7	907.5	1,307.4
Unrealized	1,198.6	133.6	(185.8)

Total performance fees	2,375.3	1,041.1	1,121.6
Investment income
Realized	14.4	16.3	65.1
Unrealized	4.4	20.1	13.3

Total investment income	18.8	36.4	78.4
Interest and other income	11.9	14.5	15.8
Interest and other income of Consolidated Funds	1,043.1	903.5	714.0
Revenue of a consolidated real estate VIE	7.5	—	—

Total revenues	4,441.2	2,973.1	2,845.3

Expenses
Compensation and benefits
Base compensation	738.0	624.5	374.5
Equity-based compensation	322.4	201.7	—
Performance fee related
Realized	539.2	285.5	225.7
Unrealized	644.5	32.2	(122.3)

Total compensation and benefits	2,244.1	1,143.9	477.9
General, administrative and other expenses	496.4	357.5	323.5
Interest	45.5	24.6	60.6
Interest and other expenses of Consolidated Funds	890.6	758.1	453.1
Interest and other expenses of a consolidated real estate VIE	33.8	—	—
Other non-operating (income) expenses	(16.5)	7.1	32.0

Total expenses	3,693.9	2,291.2	1,347.1

Other income (losses)
Net investment gains (losses) of Consolidated Funds	696.7	1,758.0	(323.3)
Gain on business acquisition	—	—	7.9

Income before provision for income taxes	1,444.0	2,439.9	1,182.8
Provision for income taxes	96.2	40.4	28.5

Net income	1,347.8	2,399.5	1,154.3

Net income (loss) attributable to non-controlling interests in consolidated entities	676.0	1,756.7	(202.6)

Net income attributable to Carlyle Holdings	671.8	642.8	$1,356.9

Net income attributable to non-controlling interests in Carlyle Holdings	567.7	622.5

Net income attributable to The Carlyle Group L.P.	$104.1	$20.3

Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$2.24	$0.48

Diluted	$2.05	$0.41

Weighted-average common units
Basic	46,135,229	42,562,928

Diluted	278,250,489	259,698,987

Distributions declared per common unit	$1.33	$0.27

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Comprehensive Income

(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$1,347.8	$2,399.5	$1,154.3
Other comprehensive income (loss)
Foreign currency translation adjustments	372.7	(308.2)	(499.2)
Cash flow hedges
Unrealized gains (loss) for the period	0.2	(10.2)	(4.3)
Less: reclassification adjustment for loss included in interest expense	3.8	7.1	5.6
Defined benefit plans
Unrealized gains (loss) for the period	0.9	(12.3)	—
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.8	—	—

Other comprehensive income (loss)	378.4	(323.6)	(497.9)

Comprehensive income	1,726.2	2,075.9	656.4
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	375.0	384.8	131.5
Less: Comprehensive (income) loss attributable to non- controlling interests in consolidated entities	(1,152.3)	(1,844.3)	633.1
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	(272.3)	9.0	(85.4)

Comprehensive income (loss) attributable to Carlyle Holdings	676.6	625.4	$1,335.6

Less: Comprehensive income (loss) attributable to non- controlling interests in Carlyle Holdings	(571.9)	(607.6)

Comprehensive income (loss) attributable to The Carlyle Group L.P.	$104.7	$17.8

See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling Interests in Consolidated Entities

(Dollars and units in millions)

	Common Units	Members’ Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non- controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2010	—	$929.7	$—	$(34.5)	$938.5	$364.9	$—	$2,198.6	$694.0
Acquisition of CLOs	—	—	—	—	46.7	—	—	46.7	—
Acquisition of AlpInvest and related consolidated fund of funds	—	—	—	—	—	8,476.5	—	8,476.5	—
Acquisition and initial consolidation of hedge funds	—	—	—	—	—	—	—	—	516.8
Issuance of equity related to acquisitions	—	18.3	—	—	—	—	—	18.3	—
Contributions	—	15.1	—	—	—	383.8	—	398.9	962.5
Distributions	—	(1,446.9)	—	—	—	(1,095.9)	—	(2,542.8)	(335.3)
Net income (loss)	—	1,356.9	—	—	(126.4)	(161.6)	—	1,068.9	85.4
Currency translation adjustments	—	—	—	(22.6)	(5.1)	(471.5)	—	(499.2)	—
Change in fair value of cash flow hedge instruments	—	—	—	1.3	—	—	—	1.3	—

Balance at December 31, 2011	—	873.1	—	(55.8)	853.7	7,496.2	—	9,167.2	1,923.4
Acquisition of CLOs	—	—	—	—	357.3	—	—	357.3	—
Contributions	—	9.3	—	—	12.4	340.7	—	362.4	719.1
Distributions	—	(658.5)	—	—	—	(813.9)	—	(1,472.4)	(114.8)
Net income (loss)	—	532.7	—	—	47.5	955.5	—	1,535.7	(20.8)
Currency translation adjustments	—	—	—	2.3	(4.1)	(168.0)	—	(169.8)	—
Change in fair value of cash flow hedge instruments	—	—	—	(2.2)	—	—	—	(2.2)	—
Contribution of equity interests in general partners of carry funds (see Note 1)	—	261.1	—	—	—	—	—	261.1	—
Reorganization of beneficial interests in investments (see Note 1)	—	(64.1)	—	—	—	64.1	—	—	—
Reorganization of carried interest rights of retired senior Carlyle professionals (see Note 1)	—	(56.2)	—	—	—	56.2	—	—	—
Exchange of interests for Carlyle Holdings units (see Note 1)	—	(897.4)	—	55.7	—	—	841.7	—	—

Balance post-reorganization	—	—	—	—	1,266.8	7,930.8	841.7	10,039.3	2,506.9
Issuance of common units in initial public offering, net of issuance costs (see Note 1)	30.5	—	615.8	—	—	—	—	615.8	—
Deferred tax effects resulting from acquisition and exchange of interests in Carlyle Holdings (see Note 1)	—	—	(9.4)	—	—	—	—	(9.4)	—
Dilution assumed with IPO	—	—	(469.8)	—	—	—	469.8	—	—
CalPERS equity exchange	12.7	—	70.1	(2.3)	—	—	(61.0)	6.8	—
Initial consolidation of a Consolidated Fund	—	—	—	—	—	5.0	—	5.0	—
Contributions	—	—	—	—	—	377.0	—	377.0	723.2
Distributions	—	—	(11.7)	—	—	(1,104.8)	(96.6)	(1,213.1)	(354.5)
Net income (loss)	—	—	20.3	—	(424.1)	1,186.8	89.8	872.8	11.8
Equity-based compensation	—	—	19.8	—	—	—	119.9	139.7	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	—	13.1	13.1	—
Currency translation adjustments	—	—	—	(1.0)	(4.1)	(127.6)	(5.7)	(138.4)	—
Defined benefit plans, net	—	—	—	(1.4)	—	(2.4)	(8.5)	(12.3)	—
Change in fair value of cash flow hedge instruments	—	—	—	(0.1)	—	—	(0.8)	(0.9)	—

Balance at December 31, 2012	43.2	—	235.1	(4.8)	838.6	8,264.8	1,361.7	10,695.4	2,887.4
Reallocation of ownership interests in Caryle Holdings	0.2	—	20.6	(6.7)	—	—	(13.9)	—	—
Acquisition of non-controlling interests in consolidated entities	2.9	—	4.2	(0.3)	—	(33.1)	22.1	(7.1)	—
Issuance of common units related to acquisitions	0.1	—	0.3	—	—	—	1.8	2.1	—
Initial consolidation of Consolidated Funds	—	—	—	—	—	69.6	—	69.6	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	—	16.6	16.6	—
Equity-based compensation	—	—	51.3	—	—	—	276.3	327.6	—
Net delivery of vested common units	3.0	—	1.4	—	—	—	3.4	4.8	—
Contributions	—	—	—	—	—	673.4	—	673.4	1,803.1
Distributions	—	—	(59.9)	—	—	(2,430.4)	(368.6)	(2,858.9)	(610.8)
Net income (loss)	—	—	104.1	—	(383.1)	786.8	567.7	1,075.5	272.3
Currency translation adjustments	—	—	—	(0.2)	8.1	365.1	(0.3)	372.7	—
Defined benefit plans, net	—	—	—	0.2	—	0.4	1.1	1.7	—
Change in fair value of cash flow hedge instruments	—	—	—	0.6	—	—	3.4	4.0	—

Balance at December 31, 2013	49.4	$—	$357.1	$(11.2)	$463.6	$7,696.6	$1,871.3	$10,377.4	$4,352.0

See accompanying notes.

The Carlyle Group L.P.

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$1,347.8	$2,399.5	$1,154.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	163.6	107.8	83.1
Amortization of deferred financing fees	1.4	1.3	1.1
Equity-based compensation	322.4	201.7	—
Excess tax benefits related to equity-based compensation	(1.9)	—	—
Non-cash performance fees	(1,525.5)	(192.6)	62.6
Other non-cash amounts	(10.5)	7.1	31.5
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(1,369.6)	(2,571.2)	284.4
Realized/unrealized loss from loans payable of Consolidated Funds	695.8	926.2	56.7
Purchases of investments by Consolidated Funds	(11,555.0)	(7,176.3)	(6,818.9)
Proceeds from sale and settlements of investments by Consolidated Funds	11,631.6	8,530.5	7,970.8
Non-cash interest income, net	(81.1)	(80.6)	(96.0)
Change in cash and cash equivalents held at Consolidated Funds	2,419.9	1,274.7	243.7
Change in other receivables held at Consolidated Funds	(228.8)	41.5	8.5
Change in other liabilities held at Consolidated Funds	(120.5)	(1,038.9)	(142.8)
Investment income	(4.8)	(32.1)	(82.8)
Purchases of investments	(93.0)	(520.3)	(128.4)
Proceeds from the sale of investments	275.6	199.9	300.9
Purchases of trading securities	—	(20.1)	(6.7)
Proceeds from sale of trading securities	18.7	15.7	0.2
Changes in deferred taxes	44.5	(9.3)	(19.8)
Change in due from affiliates and other receivables	(7.8)	10.1	16.3
Change in receivables and inventory of a consolidated real estate VIE	10.1	—	—
Change in deposits and other	9.7	9.4	(16.5)
Change in other assets of a consolidated real estate VIE	4.3	—	—
Change in accounts payable, accrued expenses and other liabilities	46.6	3.4	(51.6)
Change in accrued compensation and benefits	935.5	(5.3)	(91.7)
Change in due to affiliates	96.7	(23.6)	29.8
Change in other liabilities of a consolidated real estate VIE	(32.1)	—	—
Change in deferred revenue	0.7	(30.1)	(110.7)

Net cash provided by operating activities	2,994.3	2,028.4	2,678.0

Cash flows from investing activities
Change in restricted cash	(95.4)	(9.6)	(8.6)
Purchases of fixed assets, net	(29.5)	(32.7)	(34.2)
Purchases of intangible assets	—	(41.0)	(8.1)
Acquisitions, net of cash acquired	(10.2)	(42.8)	(53.9)

Net cash used in investing activities	(135.1)	(126.1)	(104.8)

The Carlyle Group L.P.

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities
Borrowings under credit facility	$—	$820.0	$520.5
Repayments under credit facility	(386.3)	(744.6)	(209.7)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—	—
Proceeds from loans payable	17.1	—	—
Payments on loans payable	(475.0)	(310.0)	(307.5)
Change in loans payable of a consolidated real estate VIE	(1.5)	—	—
Net payment on loans payable of Consolidated Funds	(1,595.2)	(1,415.2)	(1,204.7)
Payments of contingent consideration	(23.9)	(10.0)	—
Distributions to common unitholders	(59.9)	(11.7)	—
Net proceeds from issuance of common units in initial public offering	—	615.8	—
Excess tax benefits related to equity -based compensation	1.9	—	—
Contributions from predecessor owners	—	9.3	15.1
Distributions to predecessor owners	—	(452.3)	(1,498.4)
Contributions from non-controlling interest holders	2,474.9	2,044.7	1,251.1
Distributions to non-controlling interest holders	(3,410.9)	(2,406.8)	(1,312.0)
Acquisition of non-controlling interests in consolidated entities	(7.1)	—	—
Change in due to/from affiliates financing activities	17.3	0.7	39.0
Change in due to/from affiliates and other receivables of Consolidated Funds	55.5	18.8	27.6

Net cash used in financing activities	(2,503.7)	(1,841.3)	(2,679.0)

Effect of foreign exchange rate changes	44.0	(3.5)	(1.5)

Increase (decrease) in cash and cash equivalents	399.5	57.5	(107.3)
Cash and cash equivalents, beginning of period	567.1	509.6	616.9

Cash and cash equivalents, end of period	$966.6	$567.1	$509.6

Supplemental cash disclosures
Cash paid for interest	$28.6	$24.7	$59.2

Cash paid for income taxes	$50.4	$56.1	$30.0

Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$13.9	$—	$—

Increase to partners’ capital from acquisition of non-controlling interests in consolidated entities	$3.9	$—	$—

Non-cash AlpInvest acquisition	$—	$—	$8,434.7

Non-cash ESG acquisition	$—	$—	$510.1

Initial consolidation of Consolidated Funds	$69.6	$5.0	$—

Net assets related to consolidation of the CLOs	$—	$357.3	$46.7

Non-cash distributions to predecessor owners	$—	$402.5	$(51.5)

Non-cash contributions from non-controlling interest holders	$1.6	$127.7	$95.2

Non-cash distributions to non-controlling interest holders	$3.2	$77.8	$119.2

Reorganization:
Transfer of partners’ capital to non-controlling interests in consolidated entities	$—	$120.3	$—

Deferred taxes from transfer of ownership interests	$—	$9.4	$—

Exchange of CalPERS equity interests:
Deferred tax asset	$—	$41.7	$—

Tax receivable agreement liability	$—	$34.9	$—

Total partners’ capital	$—	$6.8	$—

See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Basis of Presentation

The accompanying financial statements include (1) subsequent to the reorganization as described below, the accounts of the Partnership and (2) prior to the reorganization, the combined accounts of TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P., as well as their majority-owned subsidiaries (collectively, “Carlyle Group”), which were engaged in the above businesses under common ownership and control by Carlyle’s individual partners (“senior Carlyle professionals”), the California Employees Public Retirement System (“CalPERS”) and Mubadala Development Company (“Mubadala”). In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company (see Note 17) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to the Partnership. The majority economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds and redeemable non-controlling interests in consolidated entities in the accompanying consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying consolidated financial statements consolidate: (1) Carlyle-affiliated funds and co-investment entities, for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and (2) variable interest entities (“VIE”s), including certain CLOs and a real estate development company, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.

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

As of December 31, 2013, assets and liabilities of consolidated VIEs reflected in the consolidated balance sheets were $24.8 billion and $16.8 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of December 31, 2013, the Partnership held $68.9 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of December 31,
	2013	2012
	(Dollars in millions)
Investments	$364.8	$398.2
Receivables	132.4	43.5

Maximum Exposure to Loss	$497.2	$441.7

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

Revenue Recognition

Fund Management Fees

The Partnership provides management services to funds in which it holds a general partner interest or has a management agreement. For corporate private equity, certain global market strategies funds and real assets funds, management fees are calculated based on (a) limited partners’ capital commitments to the funds, (b) limited partners’ remaining capital invested in the funds at cost or at the lower of cost or aggregate remaining fair value, (c) gross assets, excluding cash and cash equivalents or (d) the net asset value (“NAV”) of certain of the funds, less offsets for the non-affiliated limited partners’ share of transaction advisory and portfolio fees earned, as defined in the respective partnership agreements.

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

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 2.0% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs typically range from 0.25% to 0.65% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

Management fees from fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested or net asset value for unrealized investments or following the expiration of the weighted average investment period of the underlying funds from 0.3% to 1.0% of adjusted contributions for unrealized investments. These fees are due quarterly and recognized over the related quarter.

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $50.6 million, $49.5 million and $75.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, net of any offsets as defined in the respective partnership agreements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Performance Fees

Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of the Partnership’s fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions) from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as total performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2013 and 2012, the Partnership has recognized $39.6 million and $69.2 million, respectively, for giveback obligations.

In addition to its performance fees from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment, the Partnership is also entitled to receive performance fees from certain of its global market strategies funds and fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying consolidated statements of operations.

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

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $1.8 million, $4.9 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $876.8 million, $772.8 million and $605.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

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

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of December 31, 2013 and 2012, the Partnership had recorded a liability of $1.7 billion and $0.9 billion, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated financial statements.

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

The Partnership accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), using the liability method. ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s net deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

Non-controlling interests related to hedge funds are subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

rights, amounts relating to third-party interests in such consolidated funds are presented as redeemable non-controlling interests in consolidated entities within the consolidated balance sheets. When redeemable amounts become contractually payable to investors, they are classified as a liability and included in other liabilities of Consolidated Funds in the consolidated balance sheets.

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

Earnings Per Common Unit

The Partnership computes earnings per common unit in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common unit is calculated by dividing net income (loss) attributable to the common units of the Partnership by the weighted-average number of common units outstanding for the period. Diluted earnings per common unit reflects the assumed conversion of all dilutive securities. Net income (loss) attributable to the common units excludes net income (loss) and dividends attributable to any participating securities under the two-class method of ASC 260.

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

Investments

Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) the investments held by the Consolidated Funds (all of which are presented at fair value in the Partnership’s consolidated financial statements), (iii) strategic investments made by the Partnership and (iv) certain credit-oriented investments. The valuation procedures utilized for investments of the Funds vary depending on the nature of the investment. The fair value of investments in publicly-traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

losses of the investee allocated based on the respective partnership agreement, less distributions received. The Partnership evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $55.2 million and $59.2 million at December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million and $13.0 million is included in restricted cash at December 31, 2013 and 2012, respectively. Restricted cash at December 31, 2013 also includes $89.2 million of cash received on behalf of certain non-consolidated Carlyle funds that was remitted to the funds in January 2014. Also included in restricted cash at December 31, 2013 and 2012 is €4.4 million ($6.1 million and $5.8 million as of December 31, 2013 and 2012, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at December 31, 2013 and 2012 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $13.4 million and $35.7 million is included in restricted cash and securities of Consolidated Funds at December 31, 2013 and 2012, respectively.

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of December 31, 2013 and 2012, securities of $12.3 million and $0.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(1.0)	$(0.1)
Currency translation adjustments	(8.5)	(3.3)
Unrecognized losses on defined benefit plans	(1.7)	(1.4)

Total	$(11.2)	$(4.8)

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(5.8) million, $(4.2) million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In December 2011, the FASB amended its guidance for offsetting financial instruments. The amended guidance, included in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, is effective for the Partnership for its interim reporting periods beginning on or after January 1, 2013. The amended guidance requires additional disclosure about netting arrangements to enable financial statement users to evaluate the effect or potential effect of such arrangements on an entity’s financial position. The Partnership adopted this guidance as of January 1, 2013 and the adoption did not have a material impact on the Partnership’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 provides additional guidance on the characteristics necessary to qualify as an investment company. The Partnership currently consolidates entities that are

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

investment companies and the Partnership retains the specialized accounting for those investment companies in its consolidated financial statements. The guidance in ASU 2013-08 is effective for the Partnership beginning on January 1, 2014. The Partnership does not expect the adoption of this guidance to change the status of the Partnership’s investment companies or have a material impact on the Partnership’s consolidated financial statements.

3.	Acquisitions

Acquisition of Metropolitan Real Estate Equity Management

On November 1, 2013, the Partnership acquired 100% of the equity interests in Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), a global manager of real estate fund of funds with more than $2.6 billion in capital commitments at the acquisition date. The purchase price consisted of approximately $12.8 million in cash and 67,338 newly issued common units (approximately $2.1 million). The transaction also included contingent consideration that is payable through 2018 upon the achievement of performance conditions of up to $5.0 million in cash and common units equivalent to $10.0 million at the time of vesting. Additionally, the transaction included compensation of 52,889 newly issued Carlyle Holdings partnership units (approximately $1.6 million) that vest ratably over a period of five years, up to $10.4 million of cash payable through 2018 based on the achievement of performance conditions, and $10.6 million and $10.0 million of Carlyle Holdings partnership units and common units, respectively, that are issuable through 2023 based on the achievement of performance conditions and time vesting. The Partnership consolidated the financial position and results of operations of Metropolitan effective November 1, 2013 and accounted for this transaction as a business combination. Metropolitan is included in the Partnership’s Solutions business segment. In connection with this transaction, the Partnership incurred approximately $1.1 million of acquisition costs that were recorded as an expense for the year ended December 31, 2013.

The acquisition-date fair value of the consideration transferred for the Metropolitan acquisition, and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred
Cash	$12.8
The Carlyle Group L.P. common units	2.1
Contingent cash and equity consideration	7.0

Total	$21.9

Estimated fair value of assets acquired and liabilities assumed
Cash	$2.6
Other assets	0.8
Finite-lived intangible assets – contractual rights	22.5
Goodwill	2.9
Deferred tax liabilities	(0.1)
Other liabilities	(6.8)

Total	$21.9

The finite-lived intangible assets – contractual rights are amortized over a five-year period.

The Partnership recognized a dilution in partners’ capital associated with the issuance of Carlyle common units and the portion of this transaction allocable to the non-controlling interests in Carlyle Holdings. The effect of the dilution was an increase to non-controlling interests in Carlyle Holdings of approximately $1.8 million and a corresponding decrease to partners’ capital.

The amount of revenue and earnings of Metropolitan since the acquisition date and the pro forma impact to the Partnership’s consolidated financial results for the years ended December 31, 2013 and 2012 as if the acquisition had been consummated as of January 1, 2012, was not significant.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The fair value of The Carlyle Group L.P. common units was based on the quoted price of the Partnership’s common units on the NASDAQ exchange. This fair value measurement was based on inputs that are directly observable and thus represented a Level I measurement as defined in the accounting guidance for fair value measurement.

The fair value of the contingent cash and equity consideration included in this acquisition was based primarily on probability-weighted discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurement.

Acquisition of Remaining 40% Equity Interest in AlpInvest

On August 1, 2013, Carlyle Holdings, a controlled subsidiary of the Partnership, acquired the remaining 40% equity interest in AlpInvest for an aggregate of 2,887,970 newly issued common units of the Partnership (approximately $80.8 million) and approximately €4.5 million in cash (approximately $6.0 million). Of the 2,887,970 common units issued in this transaction, 914,087 common units (approximately $25.5 million) were issued to AlpInvest sellers who are employees of the Partnership and are subject to vesting over a period up to five years (see Note 16). The remaining 1,973,883 common units issued in the transaction (approximately $55.3 million) were not subject to any vesting conditions.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The fair value of the common units issued as part of this acquisition was based on the closing price of the Partnership’s common units on the closing date. This fair value measurement represented a Level I measurement as defined in the accounting guidance for fair value measurement.

As a result of the Partnership’s issuance of 2,887,970 newly issued common units, the Partnership concurrently acquired 2,140,434 additional Carlyle Holdings partnership units. The Partnership will acquire the remaining 747,536 Carlyle Holdings partnership units (corresponding to certain of the 914,087 unvested common units) at such time as the underlying common units vest.

Acquisition of Vermillion

On October 1, 2012, the Partnership acquired 55% of Vermillion Asset Management, LLC and its consolidated subsidiaries, Viridian Partners, LLC, Crimson Physical Commodities Partners, LLC, Celadon Partners, LLC, and Indigo Partners, LLC (collectively, “Vermillion”), a New York-based commodities investment manager. The purchase price consisted of $50.0 million in cash, 1,440,276 contingently issuable Carlyle Holdings partnership units (approximately $37.6 million), which are issuable over a period of 4.25 years based on the achievement of performance-based conditions, and performance-based contingent cash payments of up to $131.3 million, which is the maximum amount of additional cash consideration that would be paid within 5.25 years of closing. The Partnership consolidated the financial position and results of operations of Vermillion effective October 1, 2012 and accounted for this transaction as a business combination. Vermillion is included in the Partnership’s Global Market Strategies business segment.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2013:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$610.5	$24.0	$2,714.1	$3,348.6
Bonds	—	—	1,249.5	1,249.5
Loans	—	—	14,067.8	14,067.8
Partnership and LLC interests(1)	—	—	3,815.2	3,815.2
Hedge funds	—	4,403.3	—	4,403.3
Other	—	—	2.0	2.0

	610.5	4,427.3	21,848.6	26,886.4
Trading securities	—	—	6.9	6.9
Restricted securities of Consolidated Funds	3.7	—	8.6	12.3

Total	$614.2	$4,427.3	$21,864.1	$26,905.6

Liabilities
Loans payable of Consolidated Funds	$—	$—	$15,220.7	$15,220.7
Loans payable of a consolidated real estate VIE	—	—	122.1	122.1
Interest rate swaps	—	6.3	—	6.3
Derivative instruments of the CLOs	—	—	13.1	13.1
Contingent consideration(2)	—	15.7	185.9	201.6

Total	$—	$22.0	$15,541.8	$15,563.8

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan, excluding employment-based contingent consideration (see Note 9).

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

Transfers from Level II to Level I during the year ended December 31, 2013 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were classified as Level II at December 31, 2012.

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of individuals with previous valuation experience reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees, which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.

In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:

Private Equity and Real Estate Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies or

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

sales of comparable assets, and other measures which, in many cases, are unaudited at the time received. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rate (“cap rate”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., applying a key performance metric of the investment such as EBITDA or net operating income to a relevant valuation multiple or cap rate observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry changes for differences in size, profitability, projected growth rates, geography and capital structure if applicable. The adjustments are reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools do not currently drive a significant portion of private equity or real estate valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.

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

CLO Investments and CLO Loans Payable – The Partnership has elected the fair value option to measure the loans payable of the CLOs at fair value, as the Partnership has determined that measurement of the loans payable issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The investments of the CLOs are also carried at fair value.

The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Partnership corroborates quotations from pricing services either with other available pricing data or with its own models. Generally, the loan and bond assets of the CLOs are not actively traded and are classified as Level III.

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

Loans Payable of a Consolidated Real Estate VIE – The Partnership has elected the fair value option to measure the loans payable of a consolidated real estate VIE at fair value. The fair values of the loans are primarily based on discounted cash flows analyses, which consider the liquidity and current financial condition of the consolidated real estate VIE. These loans are classified as Level III.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2013
	Investments of Consolidated Funds					Trading securities and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other
Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$—	$21,042.2
Initial consolidation of funds	—	—	—	60.9	10.4	—	—	71.3
Transfers in (1)	2.9	—	—	—	—	—	8.5	11.4
Transfers out (1)	(12.0)	—	—	—	—	—	—	(12.0)
Purchases	201.8	859.7	8,390.6	261.5	69.1	—	—	9,782.7
Sales	(312.3)	(648.8)	(2,814.6)	(1,438.9)	(9.6)	(14.5)	—	(5,238.7)
Settlements	—	—	(5,248.8)	—	—	—	—	(5,248.8)
Realized and unrealized gains (losses), net	358.6	104.4	450.5	616.2	(75.2)	1.4	0.1	1,456.0

Balance, end of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$349.0	$34.2	$130.6	$(387.8)	$(83.6)	$(1.0)	$0.1	$41.5

	Financial Assets Year Ended December 31, 2012
	Investments of Consolidated Funds					Trading securities and other	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other
Balance, beginning of period	$1,868.9	$557.0	$10,152.6	$4,198.6	$20.8	$30.6	$16,828.5
Initial consolidation of funds	76.9	262.6	2,256.4	—	—	—	2,595.9
Transfers out (1)	(145.6)	—	—	—	—	—	(145.6)
Purchases	67.7	443.3	6,497.5	467.5	—	—	7,476.0
Sales	(290.4)	(426.1)	(2,397.8)	(900.3)	(2.0)	(15.7)	(4,032.3)
Settlements	—	—	(3,614.4)	—	—	—	(3,614.4)
Realized and unrealized gains (losses), net	897.6	97.4	395.8	549.7	(11.5)	5.1	1,934.1

Balance, end of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$21,042.2

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$1,197.4	$53.5	$109.2	$259.6	$(2.9)	$5.1	$1,621.9

(1)	Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities Year Ended December 31, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$13,656.7	$15.8	$186.7	$—	$13,859.2
Initial consolidation of a real estate VIE	—	—	—	123.8	123.8
Contingent consideration from acquisitions	—	—	7.0	—	7.0
Transfers out(1)	—	—	—	(3.7)	(3.7)
Borrowings	3,129.8	—	—	11.8	3,141.6
Paydowns	(2,534.2)	—	(21.6)	(17.6)	(2,573.4)
Sales	—	(8.4)	—	—	(8.4)
Realized and unrealized losses, net	968.4	5.7	13.8	7.8	995.7

Balance, end of period	$15,220.7	$13.1	$185.9	$122.1	$15,541.8

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$608.7	$(5.0)	$13.7	$7.8	$625.2

	Financial Liabilities Year Ended December 31, 2012
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Subordinated Loan Payable to Affiliate	Contingent Consideration	Total
Balance, beginning of period	$9,689.9	$—	$262.5	$169.2	$10,121.6
Initial consolidation of funds	625.1	4.6	—	—	629.7
Contingent consideration from acquisition	—	—	—	54.0	54.0
Transfers out (2)	—	—	—	(37.8)	(37.8)
Borrowings	3,808.4	—	—	—	3,808.4
Paydowns	(1,429.7)	—	(260.0)	(11.5)	(1,701.2)
Sales	—	(0.2)	—	—	(0.2)
Realized and unrealized (gains) losses, net	963.0	11.4	(2.5)	12.8	984.7

Balance, end of period	$13,656.7	$15.8	$—	$186.7	$13,859.2

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$792.4	$34.9	$—	$7.1	$834.4

(1)	Transfers out of the loans payable of a consolidated real estate VIE relates to the de-consolidation of certain subsidiaries of the VIE upon the sale or transfer of the VIE’s ownership interests in the subsidiary.
(2)	Transfers out of Level III financial liabilities were due to changes in the observability of market inputs used in the valuation of such liabilities. Transfers are measured as of the beginning of the period in which the transfer occurs.

Total realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2013:

(Dollars in millions)	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,479.6	Comparable Multiple	LTM EBITDA Multiple	5.6x - 15.5x (10.8x)
	169.7	Comparable Multiple	Price Earnings Multiple	17.0x -17.0x (17.0x)
	10.2	Comparable Multiple	Book Value Multiple	1.0x -1.0x (1.0x)
	24.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $250 ($0)
	30.5	Discounted Cash Flow	Discount Rate	5% - 12% (11%)
			Exit Cap Rate	11% - 11% (11%)

Bonds	1,249.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 130 (100)

Loans	13,858.6	Consensus Pricing	Indicative Quotes (% of Par)	0 - 158 (98)
	209.2	Market Yield Analysis	Market Yield	5% - 17% (10%)

Partnership and LLC interests	3,815.2	NAV of Underlying Fund(1)	N/A	N/A

Other	2.0	Various	N/A	N/A

	21,848.6
Trading securities and other	5.0	Comparable Multiple	LTM EBITDA Multiple	5.9x - 5.9x (5.9x)
	1.9	Discounted Cash Flow	Discount Rate	7% - 7% (7%)

Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	86 - 86 (86)

Total	$21,864.1

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,910.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	2% - 10%(3%)
			Default Rates	1% - 6% (3%)
			Recovery Rates	50% - 75%(63%)
			Indicative Quotes (% of Par)	40 - 101 (98)

Subordinated notes and preferred shares	1,294.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 25%(16%)
			Default Rates	1% - 6% (2%)
			Recovery Rates	50% - 75% (62%)
			Indicative Quotes (% of Par)	0 - 102 (60)

Combination notes	16.3	Consensus Pricing	Indicative Quotes (% of Par)	93 - 100(98)

Loans payable of a consolidated real estate VIE	122.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (45%)
			Discount Rate	20% - 30% (23%)

Derivative instruments of Consolidated Funds	13.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 108 (6)

Contingent cash consideration(2)	185.9	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (81%)
			Discount Rate	1% - 32% (17%)

Total	$15,541.8

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2012:

(Dollars in millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,311.5	Comparable Multiple	LTM EBITDA Multiple	5.6x - 13.5x (9.7x)
	69.4	Comparable Multiple	Price Earnings Multiple	13.5x -13.5x (13.5x)
	15.4	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)
	33.8	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $2700($0)
	45.0	Discounted Cash Flow	Discount Rate	9% - 15%(11%)
			Exit Cap Rate	6% - 8%(7%)

Bonds	934.2	Consensus Pricing	Indicative Quotes (% of Par)	0 - 125(94)

Loans	12,952.9	Consensus Pricing	Indicative Quotes (% of Par)	0 - 124(94)
	337.2	Market Yield Analysis	Market Yield	7% - 18%(10%)

Partnership and LLC interests	4,315.5	NAV of Underlying Fund(1)	N/A	N/A

Other	7.3	Various	N/A	N/A

	21,022.2
Trading securities and other	11.2	Dealer Pricing	Indicative Quotes (% of Par)	83 - 83(83)
	6.2	Comparable Multiple	LTM EBITDA Multiple	5.6x - 5.6x (5.6x)
	2.6	Discounted Cash Flow	Discount Rate	7% - 7%(7%)

Total	$21,042.2

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$12,658.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	2% - 22%(4%)
			Default Rates	1% - 5%(3%)
			Recovery Rates	50% - 75%(58%)
			Indicative Quotes (% of Par)	30 - 104(93)

Subordinated notes and preferred shares	996.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	11% - 40%(29%)
			Default Rates	1% - 5%(3%)
			Recovery Rates	50% - 75%(53%)
			Indicative Quotes (% of Par)	7 - 120(42)

Combination notes	1.4	Consensus Pricing	Indicative Quotes (% of Par)	96 - 97(96)

Derivative instruments of Consolidated Funds	15.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 104(6)

Contingent cash consideration(2)	186.7	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	32% - 100%(79%)
			Discount Rate	2% - 35%(17%)

Total	$13,859.2

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG and Vermillion (see Note 9).

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are market yields and indicative quotes. Significant increases in market yields in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s restricted securities of Consolidated Funds include indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of Consolidated Funds are discount rates, default rates, recovery rates and indicative quotes. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates and indicative quotes in isolation would result in a significantly higher fair value.

The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of a consolidated real estate VIE are discounted to expected payment and discount rate. A significant increase in either of these inputs in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s derivative instruments of Consolidated Funds include indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Partnership’s contingent consideration are assumed percentage of total potential contingent payments and discount rates. A significant decrease in the assumed percentage of total potential contingent payments or increase in discount rates in isolation would result in a significantly lower fair value measurement.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

5.	Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Corporate Private Equity	$2,830.4	$1,667.3
Global Market Strategies	167.2	69.5
Real Assets	277.2	250.1
Solutions	378.8	205.6

Total	$3,653.6	$2,192.5

Approximately 62% of accrued performance fees at December 31, 2013 are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.

Approximately 61% of accrued performance fees at December 31, 2012 are related to Carlyle Partners IV, L.P., and Carlyle Partners V, L.P., two of the Partnership’s Corporate Private Equity funds.

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Corporate Private Equity	$(10.4)	$(18.9)
Global Market Strategies	(2.1)	(2.1)
Real Assets	(27.1)	(48.2)

Total	$(39.6)	$(69.2)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Corporate Private Equity	$1,907.4	$786.1	$845.8
Global Market Strategies	208.2	99.6	145.9
Real Assets	79.7	90.7	150.4
Solutions	180.0	64.7	(20.5)

Total	$2,375.3	$1,041.1	$1,121.6

Approximately 63%, or $1.5 billion, of performance fees for the year ended December 31, 2013 are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., were $419.1 million, $725.2 million and $580.8 million, respectively, for the year ended December 31, 2013.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

6.	Investments

Investments consist of the following:

	As of December 31,
	2013	2012
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$751.1	$855.1
Trading securities and other investments	14.2	26.1

Total investments	$765.3	$881.2

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. For the year ended December 31, 2013, the Partnership recognized $14.0 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $63.2 million less $77.2 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences.

The Partnership’s basis differences based on the underlying net assets of the entity were $199.6 million and $259.8 million as of December 31, 2013 and 2012, respectively; these differences are amortized over a period of ten years.

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated but in which the Partnership exerts significant influence. Investments are related to the following segments:

	As of December 31,
	2013	2012
	(Dollars in millions)
Corporate Private Equity	$206.5	$251.6
Global Market Strategies	25.1	18.0
Real Assets	519.5	585.5

Total	$751.1	$855.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The summarized financial information of the Partnership’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Corporate			Global						Aggregate Totals
	Private Equity			Market Strategies			Real Assets
	For the Year Ended			For the Year Ended			For the Year Ended			For the Year Ended
	December 31,			December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Statement of income information
Investment income	$699.7	$733.3	$496.7	$199.3	$150.9	$127.5	$1,034.6	$517.1	$436.2	$1,933.6	$1,401.3	$1,060.4
Expenses	495.9	526.0	497.7	65.0	65.3	37.5	508.6	381.5	402.9	1,069.5	972.8	938.1

Net investment income (loss)	203.8	207.3	(1.0)	134.3	85.6	90.0	526.0	135.6	33.3	864.1	428.5	122.3
Net realized and unrealized gain (loss)	9,795.5	5,401.9	4,320.7	305.2	297.1	79.3	209.7	1,358.0	2,231.7	10,310.4	7,057.0	6,631.7

Net income (loss)	$9,999.3	$5,609.2	$4,319.7	$439.5	$382.7	$169.3	$735.7	$1,493.6	$2,265.0	$11,174.5	$7,485.5	$6,754.0

	Corporate		Global
	Private Equity		Market Strategies		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Balance sheet information
Investments	$38,269.2	$34,959.5	$2,091.1	$1,739.7	$26,511.5	$27,915.9	$66,871.8	$64,615.1
Total assets	$40,368.2	$35,937.1	$2,719.6	$2,074.7	$27,278.9	$28,709.6	$70,366.7	$66,721.4
Debt	$232.1	$11.8	$173.7	$59.4	$1,151.2	$1,438.3	$1,557.0	$1,509.5
Other liabilities	$328.5	$261.9	$175.5	$15.8	$444.3	$251.2	$948.3	$528.9
Total liabilities	$560.6	$273.7	$349.2	$75.2	$1,595.5	$1,689.5	$2,505.3	$2,038.4
Partners’ capital	$39,807.6	$35,663.4	$2,370.4	$1,999.5	$25,683.4	$27,020.1	$67,861.4	$64,683.0

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Income from equity investments	$14.2	$32.7	$70.5
Income from trading securities	4.2	5.7	8.4
Other investment income (loss)	0.4	(2.0)	(0.5)

Total	$18.8	$36.4	$78.4

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the consolidated statements of operations and consists of:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Corporate Private Equity	$59.2	$35.7	$57.3
Global Market Strategies	4.6	1.2	0.9
Real Assets	(49.6)	(4.2)	12.3

Total	$14.2	$32.7	$70.5

Trading Securities and Other Investments

Trading securities and other investments as of December 31, 2013 and 2012 primarily consisted of $14.2 million and $26.1 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investments of Consolidated Funds

During the year ended December 31, 2013, the Partnership formed six new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its consolidated financial statements beginning on their respective closing dates. As of December 31, 2013, the total assets of these CLOs included in the Partnership’s consolidated financial statements were approximately $3.5 billion.

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds

Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2013	2012	2013	2012
	(Dollars in millions)
United States
Equity securities:
Accommodation and Food Services	$58.3	$20.2	0.22%	0.08%
Administrative Support, Waste Management, Remediation Services	281.1	255.9	1.05%	1.03%
Finance and Insurance	89.9	75.9	0.33%	0.31%
Health Care and Social Assistance	50.0	42.1	0.19%	0.17%
Information	125.6	76.5	0.47%	0.31%
Manufacturing	373.3	340.4	1.39%	1.37%
Professional, Scientific, Technical Services	466.5	610.9	1.73%	2.46%
Retail Trade	28.1	127.7	0.10%	0.51%
Wholesale Trade	62.6	116.6	0.23%	0.47%
Other	65.1	59.8	0.24%	0.24%

Total equity securities (cost of $1,731.9 and $1,901.6 at December 31, 2013 and 2012, respectively)	1,600.5	1,726.0	5.95%	6.95%

Partnership and LLC interests:
Fund Investments (cost of $2,445.0 and $2,572.5 at December 31, 2013 and 2012, respectively)	2,450.9	2,925.4	9.11%	11.79%

Loans:
Administrative Support, Waste Management, Remediation Services	30.0	31.0	0.11%	0.12%
Finance and Insurance	41.4	44.2	0.16%	0.18%
Manufacturing	56.4	21.2	0.21%	0.09%
Professional, Scientific, Technical Services	1.0	107.7	0.00%	0.43%
Wholesale Trade	59.7	72.0	0.22%	0.29%
Other	20.7	59.3	0.08%	0.24%

Total loans (cost of $285.4 and $390.0 at December 31, 2013 and 2012, respectively)	209.2	335.4	0.78%	1.35%

Total investment in Hedge Funds	4,403.3	2,888.7	16.38%	11.65%

Assets of the CLOs
Bonds	284.6	290.8	1.06%	1.17%
Equity	24.5	35.0	0.09%	0.14%
Loans	8,926.3	8,408.7	33.20%	33.88%

Total assets of the CLOs (cost of $9,192.9 and $8,720.7 at December 31, 2013 and 2012, respectively)	9,235.4	8,734.5	34.35%	35.19%

Total United States	$17,899.3	$16,610.0	66.57%	66.93%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2013	2012	2013	2012
	(Dollars in millions)
Europe
Equity securities:
Administrative Support, Waste Management, Remediation Services	$110.2	$104.2	0.41%	0.42%
Health Care and Social Assistance	90.9	85.7	0.34%	0.35%
Information	63.3	98.6	0.24%	0.40%
Manufacturing	231.4	476.7	0.86%	1.92%
Retail Trade	333.1	233.9	1.24%	0.94%
Wholesale Trade	108.2	109.3	0.40%	0.44%
Other	444.1	305.2	1.65%	1.23%

Total equity securities (cost of $1,239.4 and $1,617.8 at December 31, 2013 and 2012, respectively)	1,381.2	1,413.6	5.14%	5.70%

Partnership and LLC interests:
Fund Investments (cost of $961.8 and $952.0 at December 31, 2013 and 2012, respectively)	880.1	898.2	3.27%	3.62%
Assets of the CLOs
Bonds	932.8	628.7	3.48%	2.53%
Equity	3.6	0.3	0.01%	0.00%
Loans	4,698.7	4,227.5	17.47%	17.04%
Other	2.0	7.3	0.01%	0.03%

Total assets of the CLOs (cost of $5,898.6 and $5,397.4 at December 31, 2013 and 2012, respectively)	5,637.1	4,863.8	20.97%	19.60%

Total Europe	$7,898.4	$7,175.6	29.38%	28.92%

Global
Equity securities:
Manufacturing (cost of $126.9 and $89.6 at December 31, 2013 and 2012, respectively)	$338.8	$206.8	1.26%	0.83%

Assets of the CLOs
Bonds	32.1	14.7	0.12%	0.06%
Loans	233.6	316.7	0.87%	1.28%

Total assets of the CLOs (cost of $261.8 and $328.6 at December 31, 2013 and 2012, respectively)	265.7	331.4	0.99%	1.34%

Partnership and LLC interests:
Fund Investments (cost of $522.0 and $515.8 at December 31, 2013 and 2012, respectively)	484.2	491.9	1.80%	1.98%

Total Global	$1,088.7	$1,030.1	4.05%	4.15%

Total investments of Consolidated Funds (cost of $22,665.7 and $22,486.0 at December 31, 2013 and 2012, respectively)	$26,886.4	$24,815.7	100.00%	100.00%

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Interest income from investments	$876.8	$772.8	$605.7
Other income	166.3	130.7	108.3

Total	$1,043.1	$903.5	$714.0

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$1,390.5	$2,680.6	$(260.8)
Losses from liabilities of CLOs	(695.1)	(927.8)	(64.2)
Gains on other assets of CLOs	1.3	5.2	1.7

Total	$696.7	$1,758.0	$(323.3)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Realized gains	$662.0	$829.5	$658.8
Net change in unrealized gains (losses)	728.5	1,851.1	(919.6)

Total	$1,390.5	$2,680.6	$(260.8)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

7.	Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(Dollars in millions)
Acquired contractual rights	$826.1	$797.7
Acquired trademarks	6.9	6.8
Accumulated amortization	(290.5)	(150.4)

Finite-lived intangible assets, net	542.5	654.1
Goodwill	40.3	37.0

Intangible assets, net	$582.8	$691.1

The following table summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2013. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2012	$28.0	$9.0	$37.0
Goodwill acquired during the period	—	2.9	2.9
Foreign currency translation	—	0.4	0.4

Balance as of December 31, 2013	$28.0	$12.3	$40.3

On November 1, 2013, the Partnership acquired 100% of the equity interests in Metropolitan. As part of the accounting for the purchase, the Partnership recorded $2.9 million of goodwill. See Note 3 for more information on this acquisition.

During the year ended December 31, 2013, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flow. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $20.8 million to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying consolidated financial statements for the year ended December 31, 2013.

Intangible asset amortization expense, excluding impairment losses, was $117.9 million, $85.6 million and $60.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the estimated amortization expense, excluding impairment losses, for 2014 through 2018 and thereafter (Dollars in millions):

2014	$100.9
2015	97.7
2016	85.3
2017	79.1
2018	71.9
Thereafter	107.6

$542.5

8.	Borrowings

The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of December 31,
	2013		2012
	Borrowing	Carrying	Borrowing	Carrying
	Outstanding	Value	Outstanding	Value
Revolving Credit Facility	$—	$—	$386.3	$386.3
Term Loan Due 8/09/2018	25.0	25.0	500.0	500.0
Term Loan (1)	17.4	17.4	—	—
3.875% Senior Notes Due 2/01/2023	500.0	499.8	—	—
5.625% Senior Notes Due 3/30/2043	400.0	398.4	—	—

	$942.4	$940.6	$886.3	$886.3

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.

Senior Credit Facility

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.25% at December 31, 2013). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014 and expensed $1.9 million of deferred financing costs in interest expense. The remaining outstanding principal amount under the term loan is payable on August 9, 2018. Total interest expense under the senior credit facility was $7.2 million, $20.4 million and $20.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at December 31, 2013 and 2012 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

Other Borrowings

On October 3, 2013, the Partnership borrowed €12.6 million ($17.4 million at December 31, 2013) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (2.04% at December 31, 2013). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Total interest expense was not significant for the year ended December 31, 2013. The fair value of the outstanding balance of the term loan at December 31, 2013 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

3.875% Senior Notes

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million in aggregate principal amount of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $18.9 million for the year ended December 31, 2013. At December 31, 2013, the fair value of the notes was approximately $479.6 million based on indicative quotes and is classified as Level II within the fair value hierarchy.
5.625% Senior Notes

In March 2013, an indirect finance subsidiary of the Partnership issued $400.0 million in aggregate principal amount of 5.625% senior notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 40 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $17.1 million for the year ended December 31, 2013. At December 31, 2013, the fair value of the notes was approximately $398.1 million based on indicative quotes and is classified as Level II within the fair value hierarchy.

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $500.0 million at December 31, 2013 that amortizes through September 30, 2016.

In the first quarter of 2013, $475.0 million of term loan principal was prepaid. As a result of these term loan prepayments, the interest rate swap is no longer accounted for as a cash flow hedge; the interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings. The pre-existing hedge losses included in accumulated other comprehensive loss for this interest rate swap of $8.8 million is being reclassified into earnings as the original forecasted transactions affect earnings.

In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $475.0 million at December 31, 2013 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2013.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of December 31, 2013 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Loans Payable of Consolidated Funds

Loans payable of Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities and are included in loans payable of Consolidated Funds in the consolidated balance sheets.

As of December 31, 2013 and 2012, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,319.8	$13,910.4	1.41%		8.97
Subordinated notes, Income notes and Preferred shares	1,399.3	1,294.0	N/A	(a)	8.18
Combination notes	15.2	16.3	N/A	(b)	8.13

Total	$15,734.3	$15,220.7

	As of December 31, 2012
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$13,662.3	$12,658.4	1.30%		8.80
Subordinated notes, Income notes and Preferred shares	914.8	996.9	N/A	(a)	8.22
Combination notes	0.7	1.4	N/A	(b)	8.81

Total	$14,577.8	$13,656.7

(a)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2013 and 2012, the fair value of the CLO assets was $16.9 billion and $15.7 billion, respectively.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. These liquidity facility agreements in the aggregate allow for a maximum borrowing of $6.9 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility agreements as of December 31, 2013 and 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

9.	Contingent Consideration

The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Amounts payable to the sellers who are Carlyle professionals			Contingent
				cash and other
	Performance-based	Performance-based	Employment-based	consideration
	contingent cash	contingent equity	contingent cash	payable to non-
	consideration	consideration	consideration	Carlyle personnel	Total
	(Dollars in millions)
Balance at December 31, 2011	$98.6	$37.0	$62.3	$33.6	$231.5
Contingent consideration from new acquisition / investments	54.0	32.7	—	—	86.7
Change in carrying value	15.3	1.0	33.9	(3.3)	46.9
Payments	(9.3)	—	—	(2.2)	(11.5)
Issuances	—	(13.1)	—		(13.1)

Balance at December 31, 2012	158.6	57.6	96.2	28.1	340.5
Contingent consideration from new acquisition / investments	—	—	—	7.0	7.0
Change in carrying value	12.5	(23.0)	52.5	1.3	43.3
Payments	(18.9)	(2.3)	—	(2.7)	(23.9)
Issuances	—	(16.6)	—	—	(16.6)

Balance at December 31, 2013	$152.2	$15.7	$148.7	$33.7	$350.3

The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are Carlyle professionals has been recorded in due to affiliates in the accompanying consolidated balance sheets. These payments are not contingent upon the Carlyle professional being employed by Carlyle at the time that the performance conditions are met. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating (income) expenses in the consolidated statements of operations.

The amount of employment-based contingent cash consideration payable to the sellers who are Carlyle professionals has been recorded as accrued compensation and benefits in the accompanying consolidated balance sheets. For periods prior to the reorganization and initial public offering in May 2012, the change in the value of this contingent consideration was recorded in partners’ capital in the consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the value of these amounts are recorded as compensation expense in the consolidated statements of operations.

The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating (income) expenses in the consolidated statements of operations.

The fair values of the performance-based contingent cash consideration were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of December 31, 2013 and 2012, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of December 31, 2013 and 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management and the amount payable if the Partnership elects to exercise its options related to NGP:

	As of December 31, 2013
				Liability
				Recognized on
	Business	NGP		Financial
	Acquisitions	Investment	Total	Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$361.6	$183.0	$544.6	$185.9
Employment-based contingent cash consideration	428.1	45.0	473.1	148.7
Options to acquire additional investments in NGP(2)	—	97.2	97.2	—

Total maximum cash obligations	$789.7	$325.2	$1,114.9	$334.6

(1)	–	On the consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude liabilities that have been recognized on the consolidated financial statements for performance-based contingent equity consideration.

(2)	–	Refer to Note 6 for more information.

Some of the employment-based contingent cash consideration agreements do not contain provisions limiting the amount that could be paid by the Partnership. For purposes of the table above, the Partnership has used its current estimate of the amount to be paid upon the determination dates for such payments. In the consolidated financial statements, the Partnership records the performance-based contingent cash consideration from business acquisitions at fair value at each reporting period. For the employment-based contingent cash consideration, the Partnership accrues the compensation liability over the implied service period. If the Partnership exercises the options to acquire additional investments in NGP, the amount paid will be included in the carrying value of its equity-method investment in NGP at such time.

In the fourth quarter of 2013, the Partnership and the sellers of Claren Road and Vermillion agreed to modifications to the terms of the performance-based contingent consideration associated with the acquisitions of Claren Road and Vermillion as well as adjustments to separation payments made upon the sellers’ departure from Claren Road. The modifications resulted in changes to the performance conditions and measurement date to earn the performance-based contingent consideration and changes to the basis of calculation and length of time for the separation payments. The modifications also include a new performance-based compensatory cash payment to the sellers of Claren Road of $25.0 million, which is payable in 2018 based on the achievement of certain performance conditions.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

10.	Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of December 31,
	2013	2012
	(Dollars in millions)
Accrued performance fee-related compensation	$1,661.8	$912.0
Accrued bonuses	238.0	188.5
Employment-based contingent cash consideration	148.7	96.2
Other	204.5	121.5

Total	$2,253.0	$1,318.2

Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2013 and 2012, the benefit obligation of those pension plans totaled approximately $58.0 million and $52.3 million, respectively. As of December 31, 2013 and 2012, the fair value of the plans’ assets was approximately $51.2 million and $44.7 million, respectively. At December 31, 2013 and 2012, the Partnership recognized a liability of $6.8 million and $7.6 million, respectively, representing the funded status of the plans, which was included accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2013, 2012 and 2011, the net periodic benefit cost recognized was $2.9 million, $3.1 million and $(1.5) million, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. No other employees of the Partnership are covered by defined benefit pension plans.

11.	Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2013 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$2,319.9
Global Market Strategies	280.5
Real Assets	522.9
Solutions	2.4

$3,125.7

Of the $3.1 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.4 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.22% weighted-average rate at December 31, 2013). As of December 31, 2013 and 2012, approximately $9.0 million and $10.8 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of December 31, 2013 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its Corporate Private Equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At December 31, 2013 and 2012, $13.2 million and $13.0 million, respectively, were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $39.6 million at December 31, 2013, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2013. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $17.6 million and $32.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2013 and 2012, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $345.1 million and $309.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2013 and 2012, respectively. Such amounts are held by an entity not included in the accompanying consolidated balance sheets.

During 2013, the Partnership repaid $23.8 million of giveback obligations to certain funds. These amounts were funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized these liabilities as unrealized performance fee losses. As a result of the giveback repayments, the Partnership reclassified these amounts to realized performance fee losses for the year ended December 31, 2013.

If, at December 31, 2013, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2014 through 2021. These leases are accounted for as operating leases. Rent expense was approximately $49.6 million, $47.4 million and $43.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The future minimum commitments for the leases are as follows (Dollars in millions):

2014	$48.9
2015	44.9
2016	36.5
2017	33.5
2018	29.8
Thereafter	81.1

$274.7

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2013 were $11.2 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $34.8 million and $30.1 million as of December 31, 2013 and 2012, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The U. S. District Court for the District of Massachusetts has set a schedule for class certification proceedings, which calls for a hearing on class certification sometime after May 19, 2014. The parties have jointly submitted a proposed case management order that calls for a jury trial commencing in November 2014.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Along with many other companies and individuals in the financial sector, Carlyle and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.

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

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint. Carlyle expects that plaintiffs will file a reply in the next several months. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and oral arguments on this appeal were held on February 19, 2014.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not concluded that the final resolutions of the matters above will have a material effect upon the Partnership’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

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

CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of December 31, 2013, CEREP I had accrued €75.0 million ($103.4 million as of December 31, 2013) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements. CEREP I recorded a loss related to this contingency of €33.2 million ($45.5 million) and €0 million for the years ended December 31, 2013 and 2012, respectively, which is included in net investment gains (losses) of consolidated funds in the consolidated statements of operations.

During 2006, CEREP I completed a reorganization of several Italian subsidiaries. Certain of those Italian subsidiaries sold various properties located in Italy. The Italian tax authorities issued formal notices of assessment to certain of those subsidiaries, in each case, disallowing deductions of certain capital losses claimed with respect to the reorganization of the Italian subsidiaries. Those subsidiaries reached a settlement with the Italian tax authorities regarding this dispute and, in connection therewith, CEREP I paid €8.2 million (approximately $11.0 million) while its affiliates paid €7.9 million (approximately $10.5 million) for a total of €16.1 million (approximately $21.5 million).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

CEREP I recognized a loss related to these contingencies of €50.0 million ($64.7 million) during the year ended December 31, 2011 prior to the Partnership consolidating CEREP I.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as well as general, administrative and other expenses in the consolidated statements of operations. As of December 31, 2013 and 2012, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Balance, beginning of period	$13.6	$15.2	$23.1
Compensation expense	6.4	5.4	2.8
Contract termination costs	0.1	0.5	1.7
Costs paid or settled	(9.5)	(7.5)	(12.4)

Balance, end of period	$10.6	$13.6	$15.2

12.	Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$17.6	$32.8
Notes receivable and accrued interest from affiliates	15.4	10.0
Other receivables from unconsolidated funds and affiliates, net	142.9	147.9

Total	$175.9	$190.7

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.12% as of December 31, 2013. The accrued and charged interest to the affiliates was not significant for any period presented.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Due to Affiliates

The Partnership had the following due to affiliates balances at December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$51.8	$42.1
Due to non-consolidated affiliates	130.2	27.8
Performance-based contingent cash and equity consideration related to acquisitions	167.9	216.2
Amounts owed under the tax receivable agreement	33.1	34.9
Other	20.7	11.1

Total	$403.7	$332.1

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

Other Related Party Transactions

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $7.4 million, $8.2 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.

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

Substantially all revenue is earned from affiliates of Carlyle.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

13.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Current
Federal income tax	$2.2	$5.1	$—
State and local income tax	5.2	7.8	7.2
Foreign income tax	44.0	34.1	27.8

Subtotal	51.4	47.0	35.0

Deferred
Federal income tax	(1.5)	(8.3)	—
State and local income tax	8.7	(3.6)	(2.5)
Foreign income tax	37.6	5.3	(4.0)

Subtotal	44.8	(6.6)	(6.5)

Total provision for income taxes	$96.2	$40.4	$28.5

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$2.0	$—
State net operating loss carry forwards	3.4	—
Tax basis goodwill and intangibles	36.7	39.7
Depreciation and amortization	25.4	10.3
Deferred restricted common unit compensation	6.4	9.2
Accrued compensation	24.7	13.1
Other	9.4	9.1

Deferred tax assets before valuation allowance	108.0	81.4
Valuation allowance	(21.7)	—

Total deferred tax assets	$86.3	$81.4

Deferred tax liabilities (1)
Intangible assets	$21.1	$18.9
Unrealized appreciation on investments	106.4	54.4
Other	3.0	2.1

Total deferred tax liabilities	$130.5	$75.4

Net deferred tax assets (liabilities)	$(44.2)	$6.0

(1)	As of December 31, 2013 and 2012, $26.9 million and $14.3 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Partnership’s balance sheet.

As of December 31, 2013, the Company has cumulative net operating loss carry forwards of approximately $123.8 million for separate state tax jurisdictions, which will be available to offset future taxable income. If not used, these carry forwards will expire in 2033. As of December 31, 2013, the Company had a federal foreign tax credit (“FTC”) carryforward of $2.0 million. The FTCs are related to taxes paid in various foreign jurisdictions and if not utilized will expire in 2023.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership had $59.4 million and $67.1 million in deferred tax assets as of December 31, 2013 and 2012, respectively. These deferred tax assets resulted primarily from future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2) and acquisitions by the Partnership and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued compensation on lower-tier partnerships. The realization of the deferred tax assets is dependent on the Partnership’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

The Partnership evaluated various evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. During 2013, a Partnership entity subject to entity level income tax in certain states incurred a significant tax loss. Management evaluated specific factors associated with the realizability of this net operating loss and the entity’s deferred tax assets and determined that it is more likely than not that the Partnership will not realize these tax assets. Additionally, the Partnership determined that the US federal FTC carryforward earned in 2013 will not ultimately be realized due to federal limitations on FTC utilization. The Partnership has established a $21.7 million valuation allowance for these items. For all other deferred tax assets, the Partnership has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2013.

The Partnership had deferred tax liabilities of $103.6 million and $61.1 million at December 31, 2013 and 2012, respectively, which primarily relate to unrealized appreciation on the Partnership’s investments in the U.S. and in the Netherlands. Deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a result of the Partnership’s investment in Carlyle Holdings (see Note 1). The deferred tax liabilities related to intangible assets were recorded as part of the Partnership’s business acquisitions.

The Partnership’s income tax expense was $96.2 million, $40.4 million and $28.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(29.23%)	(34.58%)	(32.72%)
Unvested Carlyle Holdings partnership units	2.03%	1.72%	—
Foreign income taxes	(1.88%)	(0.41%)	(0.27%)
State and local income taxes	0.17%	0.20%	0.40%
Valuation allowance establishment impacting provision for income taxes	1.50%	—	—
Interest expense	(0.26%)	(0.10%)	—
Other adjustments	(0.67%)	(0.17%)	—

Effective income tax rate(2)	6.66%	1.66%	2.41%

(1)	The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level.
(2)	The effective income tax rate is calculated on Income (Loss) Before Provision (Benefit) for Taxes.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $13.8 million and $17.5 million as of December 31, 2013 and 2012, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $4.5 million and $5.1 million as of December 31, 2013 and 2012, related to interest and penalties associated with uncertain tax positions. If recognized, the entire amount of uncertain tax positions would be recorded as a reduction in the

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

provision for income taxes. The total expense (or benefit) for interest and penalties related to unrecognized tax benefits amounted to $(0.6) million, $1.4 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Balance at January 1	$12.4	$13.6
Reductions for tax position of prior years	(0.6)	(1.2)
Reductions due to lapse of statute of limitations	(2.5)	—

Balance at December 31	$9.3	$12.4

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2013, the Partnership’s U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2006 to 2012. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

14.	Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2013	2012
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,354.0	$7,963.9
Non-Carlyle interests in majority-owned subsidiaries	279.6	228.1
Non-controlling interest in AlpInvest	—	28.9
Non-controlling interest in carried interest and cash held for carried interest distributions	63.0	43.9

Non-controlling interests in consolidated entities	$7,696.6	$8,264.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$769.7	$2,122.2	$(189.8)
Non-Carlyle interests in majority-owned subsidiaries	(12.4)	10.7	24.4
Non-controlling interest in carried interest and cash held for carried interest distributions	29.5	9.4	3.8

Net income (loss) attributable to other non-controlling interests in consolidated entities	786.8	2,142.3	(161.6)

Net loss attributable to partners’ capital appropriated for CLOs	(383.1)	(376.6)	(126.4)

Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	272.3	(9.0)	85.4

Non-controlling interests in income (loss) of consolidated entities	$676.0	$1,756.7	$(202.6)

During 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. Refer to Note 3 for more information. There have been no other significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented.

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

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2013
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	46,135,229	46,135,229
Unvested deferred restricted common units	—	4,057,793
Contingently issuable Carlyle Holdings Partnership units	—	465,909
Weighted-average vested Carlyle Holdings Partnership units	—	211,225,760
Unvested Carlyle Holdings Partnership units	—	16,365,798

Weighted-average common units outstanding	46,135,229	278,250,489

	For the Period from May 8, 2012
	Through December 31, 2012
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	42,562,928	42,562,928
Unvested deferred restricted common units	—	2,207,816
Contingently issuable Carlyle Holdings Partnership units	—	1,488,563
Weighted-average vested Carlyle Holdings Partnership units	—	205,215,204
Unvested Carlyle Holdings Partnership units	—	8,224,476

Weighted-average common units outstanding	42,562,928	259,698,987

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

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units associated with the Claren Road and Vermillion acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2013 and 2012 represent the end of the contingency period and the “if-converted” method is applied to the Carlyle Holdings partnership units issuable therefrom.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 211,225,760 and 16,365,798 of vested and unvested Carlyle Holdings partnership units for the year ended December 31, 2013 were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $465.9 million for the year ended December 31, 2013 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.

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

Basic and diluted net income per common unit are calculated as follows:

	Year Ended December 31, 2013
	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$104,100,000	$104,100,000
Dilution of earnings due to participating securities with distribution rights	(645,500)	(880,000)
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	465,880,000

Net income per common unit	$103,454,500	$569,100,000

Weighted-average common units outstanding	46,135,229	278,250,489

Net income per common unit	$2.24	$2.05

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of new equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2014, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 31,151,826.

Unvested Partnership Common Units

On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest (see Note 3). As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions.

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the year ended December 31, 2013, the Partnership recorded $5.0 million in equity-based compensation expense associated with these awards. As of December 31, 2013, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $17.7 million, which is expected to be recognized over a weighted-average term of 2.2 years.

Unvested Carlyle Holdings Partnership Units

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the three months ended June 30, 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the year ended December 31, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $47.9 million of equity-based compensation expense during the year ended December 31, 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. The Partnership recorded equity-based compensation expense associated with these awards of $234.8 million and $105.8 million for the year ended December 31, 2013 and for the period from May 2, 2012 through December 31, 2012, respectively. The Partnership also recorded equity-based compensation expense of $59.0 million during the period from May 2, 2012 through December 31, 2012 associated with the exchange of Carlyle Holdings partnership units for equity

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

interests in the general partners of Carlyle’s carry funds by Carlyle professionals other than senior Carlyle professionals as part of the reorganization and initial public offering in May 2012. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

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

As of December 31, 2013, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $854.1 million, which is expected to be recognized over a weighted-average term of 4.3 years.

Deferred Restricted Common Units

The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate up to 15.0%. The Partnership recorded compensation expense of $78.7 million and $35.6 million for the year ended December 31, 2013 and for the period May 2, 2012 through December 31, 2012, with $4.5 million and $1.9 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the year ended December 31, 2013. Deferred restricted common unit expense creates deferred tax assets, which are realized when the units vest. The net impact of additional deferred tax asset due to deferred compensation expense less the reduction to the deferred tax asset for units that vested was a net deferred tax benefit of $0.9 million for the year ended December 31, 2013. As of December 31, 2013, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $303.6 million, which is expected to be recognized over a weighted-average term of 4.3 years.

In 2013, the Partnership has issued approximately 2.9 million common units in connection with deferred restricted common units that vested, including those that vested in 2012 with deferred delivery until 2013.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the year ended December 31, 2013 and for the period from May 2, 2012 through December 31, 2012.

Phantom Deferred Restricted Common Units

The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the year ended December 31, 2013 and for the period May 2, 2012 through December 31, 2012, the Partnership recorded $3.9 million and $1.3 million in equity-based

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. The tax benefits recognized from these awards was not material during these periods. As of December 31, 2013, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $4.8 million, which is expected to be recognized over a weighted-average term of 1.4 years.

A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2013 and a summary of changes for the period May 2, 2012 through December 31, 2013, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, May 2, 2012	—	$—	—	$—	—	$—	—	$—
Granted - IPO	56,760,336	$22.00	17,113,755	$22.00	—	$—	361,238	$22.00
Granted - Post-IPO	1,594,516	$26.20	542,039	$25.81	—	$—	—	$—
Vested	—	$—	120,207	$22.00	—	$—	—	$—
Forfeited	504,553	$22.00	828,559	$22.02	—	$—	26,624	$22.00

Balance, December 31, 2012	57,850,299	$22.12	16,707,028	$22.28	—	$—	334,614	$22.00
Granted	52,889	$30.80	3,067,158	$31.05	914,087	$26.83	2,520	$31.83
Vested	9,650,292	$22.09	2,828,707	$22.34	42,027	$27.99	107,242	$22.00
Forfeited	1,050,093	$22.00	695,305	$22.63	—	$—	21,381	$22.00

Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12

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

In late 2012, it was determined that Urbplan was facing serious liquidity problems and would require additional capital infusions to continue operations. The Partnership and certain of its senior Carlyle professionals provided capital to Urbplan through one of the Carlyle investment funds in the second quarter of 2013. During the third quarter of 2013, it became evident that Urbplan’s efforts to raise additional capital from unaffiliated sources would likely not meet its requirements. The Partnership and certain senior Carlyle professionals elected to make additional investments into Urbplan. The external limited partners of the Carlyle real estate investment funds have not participated in the 2013 capital funding. From April 17, 2013, the date of the first additional investment into Urbplan, through September 30, 2013, Urbplan received capital funding of $32.0 million, of which $6.4 million was funded by the Partnership and $25.6 million was funded by certain senior Carlyle professionals indirectly through the Partnership. As of September 30, 2013, the estimated fair value of all the investments made by the Partnership into Urbplan, aggregating $21.5 million, and all the investments made by senior Carlyle professionals, aggregating $33.2 million, was $0.

During the second quarter of 2013, the Partnership concluded that the Carlyle investment vehicle through which it funded capital into Urbplan was a VIE and that the Partnership was the primary beneficiary of the VIE; accordingly, the Partnership consolidated the investment vehicle in the second quarter of 2013. During the third quarter of 2013, the Partnership concluded that the decision to provide additional capital to Urbplan constituted a reconsideration event under ASC 810, Consolidation (“ASC 810”). The Partnership concluded that Urbplan was a VIE as of September 30, 2013 because Urbplan’s equity investment at risk was not sufficient to permit it to finance its activities without additional financial support. The Partnership also concluded that it was the primary beneficiary of Urbplan since the Partnership has the power to direct the activities of Urbplan that most significantly impact its economic performance and the Partnership’s investments in Urbplan will absorb losses incurred by Urbplan. As such, the Partnership began consolidating Urbplan into its consolidated financial statements as of September 30, 2013.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Pursuant to ASC 810, the Partnership applied the accounting guidance applicable to business combinations under ASC 805, Business Combinations, to record the initial consolidation of Urbplan. The Partnership recorded the assets, liabilities and non-controlling interests of Urbplan at their estimated fair value. Due to the timing and availability of financial information from Urbplan, the Partnership consolidates the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The Partnership will disclose the effect of intervening events at Urbplan that materially affect the financial position or results of operations of the Partnership, if any.

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

Urbplan is currently a party to various litigation, disputes and other potential claims. The Partnership does not believe it is probable that the outcome of any existing Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.

The Partnership consolidated Urbplan’s assets and liabilities as of September 30, 2013 with a total fair value of $234.1 million. Assets consisted primarily of Urbplan’s customer and other receivables and inventory costs in excess of billings and advances. Liabilities consisted primarily of Urbplan’s loans payable (fair value of $123.8 million) and accounts payable and other liabilities. The fair value of the non-controlling interests was $0.

The fair value measurements of the assets and liabilities were based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of the date that the Partnership’s consolidated financial statements were available to be issued, the Partnership had not received final valuations for the Urbplan assets and liabilities as of September 30, 2013; therefore, the amounts related to Urbplan included in the Partnership’s consolidated financial statements are based on preliminary valuations and may be adjusted in subsequent periods once final valuation information has been obtained, and such adjustments could be material.

Urbplan is expected to require additional funding of approximately $200 million to enable it to continue operations, of which $21.1 million has been funded by the Partnership and $66.9 million has been funded by senior Carlyle professionals indirectly through the Partnership through February 15, 2014. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The assets and liabilities recognized in the Partnership’s consolidated balance sheet as of December 31, 2013 related to Urbplan (which reflects Urbplan’s balances as of September 30, 2013) were as follows (Dollars in millions):

Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$110.3
Inventory costs in excess of billings and advances	70.1

$180.4

Other assets of a consolidated real estate VIE:
Restricted investments	$7.0
Fixed assets, net	2.2
Deferred tax assets	12.8
Other assets	38.1

$60.1

Loans payable of a consolidated real estate VIE, at fair value
(principal amount of $305.3 million)	$122.1

Other liabilities of a consolidated real estate VIE:
Accounts payable	$25.4
Other liabilities	72.3

$97.7

The revenues and expenses recognized in the Partnership’s consolidated statement of operations for the year ended December 31, 2013 related to Urbplan (which reflects Urbplan balances for the three months ended September 30, 2013) were as follows (Dollars in millions):

Revenue of a consolidated real estate VIE:
Land development services	$0.4
Investment income	7.1

$7.5

Interest and other expenses of a consolidated real estate VIE:
Interest expense	$12.9
Change in fair value of loans payable	13.0
Compensation and benefits	2.7
G&A and other expenses	5.2

$33.8

The following is a summary of the significant classifications of assets and liabilities of Urbplan:

Customer and other receivables – This balance consists primarily of amounts owed for land development services using the completed contract method. Customer receivables accrue interest at rates ranging from 9% to 12% per year and are secured by the underlying real estate. Substantially all receivables are pledged as collateral for Urbplan’s borrowings. The carrying value of the receivables includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the balances. Urbplan calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, Urbplan’s customers.

Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $176.1 million of customer advances received. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 40% of the outstanding principal amounts of the loans. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (13.7% to 17.1% as of December 31, 2013); (ii) IGP-M plus a margin of 12.0% (17.5% as of December 31, 2013); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (15.8% to 19.3% as of December 31, 2013). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2014	$87.5
2015	33.8
2016	32.2
2017	23.9
2018	21.9
Thereafter	106.0

$305.3

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2013, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

All of the loans payable of Urbplan are contractually non-recourse to the Partnership.

Other liabilities – This balance consists of amounts owed to landowners, commissions payable to brokers, real estate taxes, social charges and other liabilities.

Revenue of a consolidated real estate VIE – This balance consists primarily of amounts earned for land development services using the completed contract method and investment income earned on Urbplan’s investments. Under the completed contract method of accounting, revenue is not recorded until the period in which the land development services contract is completed.

Interest and other expenses of a consolidated real estate VIE – This balance consists primarily of interest expense on Urbplan’s borrowings, general and administrative expenses, compensation and benefits, and costs associated with land development services. Also included in this caption is the change in the Partnership’s estimate of the fair value of Urbplan’s loans payable during the period. Interest expense is recorded on Urbplan’s borrowings at variable rates as defined. Costs related to Urbplan’s land development services activities are capitalized until the services are complete. Costs associated with advertising, marketing and other selling activities are expensed when incurred.

Impairment – Urbplan evaluates its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable, but not less than annually.

As of December 31, 2013, Urbplan had outstanding commitments for land development services with an estimated $124.8 million of future costs to be incurred.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following supplemental information presents, on an unaudited pro forma basis, the impact to the Partnership’s consolidated financial results for the year ended December 31, 2013 as if the Partnership had consolidated Urbplan since January 1, 2013.

Year Ended
December 31, 2013
(Dollars in millions)
Total revenues	$4,479.1

Net income attributable to The Carlyle Group L.P.	$101.7

The unaudited pro forma supplemental information is based on estimates and assumptions, which management believes are reasonable. It is not necessarily indicative of the Partnership’s consolidated results of operations in future periods or the results that actually would have been realized had the Partnership and the acquired businesses been a combined entity during the periods presented.

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

Solutions – The Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities. On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. The Solutions segment also includes Metropolitan, a global manager of real estate fund of funds. The Partnership acquired 100% of the equity interests in Metropolitan on November 1, 2013.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion, and for periods prior to August 1, 2013, AlpInvest. Subsequent to August 1, 2013, the Partnership owns 100% of the economic interests in AlpInvest. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.

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

Distributable earnings (“DE”) is a component of ENI and is used to assess performance and amounts potentially available for distribution. Distributable earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI for unrealized performance fees, unrealized investment income, the corresponding unrealized performance fee compensation expense and equity-based compensation. During the second quarter of 2013, the definition of distributable earnings used by management was modified to exclude all equity-based compensation expense. All prior periods have been recast to conform to the new definition.

Fee-related earnings (“FRE”) is a component of DE and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude realized performance fees, realized investment income from investments in Carlyle funds, and realized performance fee related compensation. During the fourth quarter of 2013, the definition of FRE used by management was modified to exclude all equity-based compensation expense to conform with the Partnership’s definition of DE. All prior periods have been recast to conform to the new definition.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2013:

	December 31, 2013 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$471.6	$275.2	$188.9	$119.0	$1,054.7
Portfolio advisory fees, net	23.2	1.4	1.3	—	25.9
Transaction fees, net	20.7	0.1	3.9	—	24.7

Total fund level fee revenues	515.5	276.7	194.1	119.0	1,105.3
Performance fees
Realized	914.5	151.9	40.5	21.7	1,128.6
Unrealized	959.1	32.4	43.4	129.8	1,164.7

Total performance fees	1,873.6	184.3	83.9	151.5	2,293.3
Investment income (loss)
Realized	15.8	17.5	(22.7)	—	10.6
Unrealized	10.4	(1.5)	(62.3)	0.2	(53.2)

Total investment income (loss)	26.2	16.0	(85.0)	0.2	(42.6)
Interest and other income	6.5	4.2	2.0	0.2	12.9

Total revenues	2,421.8	481.2	195.0	270.9	3,368.9

Segment Expenses
Compensation and benefits
Direct base compensation	212.6	99.6	70.2	53.6	436.0
Indirect base compensation	95.0	21.8	30.4	5.6	152.8
Equity-based compensation	7.4	3.0	4.6	0.7	15.7
Performance fee related
Realized	401.7	42.1	(4.0)	11.5	451.3
Unrealized	446.2	13.7	56.7	99.1	615.7

Total compensation and benefits	1,162.9	180.2	157.9	170.5	1,671.5
General, administrative, and other indirect expenses	166.9	60.9	58.4	23.2	309.4
Depreciation and amortization expense	13.2	4.5	4.3	2.3	24.3
Interest expense	25.2	7.9	8.2	2.3	43.6

Total expenses	1,368.2	253.5	228.8	198.3	2,048.8

Economic Net Income (Loss)	$1,053.6	$227.7	$(33.8)	$72.6	$1,320.1

(-) Net Performance Fees	1,025.7	128.5	31.2	40.9	1,226.3
(-) Investment Income (Loss)	26.2	16.0	(85.0)	0.2	(42.6)
(+) Equity-based Compensation	7.4	3.0	4.6	0.7	15.7

(=) Fee Related Earnings	$9.1	$86.2	$24.6	$32.2	$152.1

(+) Realized Net Performance Fees	512.8	109.8	44.5	10.2	677.3
(+) Realized Investment Income (Loss)	15.8	17.5	(22.7)	—	10.6

(=) Distributable Earnings	$537.7	$213.5	$46.4	$42.4	$840.0

Segment assets as of December 31, 2013	$3,895.1	$1,159.2	$1,207.4	$602.5	$6,864.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2012:

	December 31, 2012 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$496.2	$237.2	$141.0	$68.8	$943.2
Portfolio advisory fees, net	17.8	2.5	1.7	—	22.0
Transaction fees, net	19.0	3.5	5.0	—	27.5

Total fund level fee revenues	533.0	243.2	147.7	68.8	992.7
Performance fees
Realized	639.5	112.4	106.6	10.6	869.1
Unrealized	130.8	(21.2)	(13.2)	30.5	126.9

Total performance fees	770.3	91.2	93.4	41.1	996.0
Investment income (loss)
Realized	3.3	13.1	(0.1)	—	16.3
Unrealized	20.5	9.6	(4.9)	—	25.2

Total investment income (loss)	23.8	22.7	(5.0)	—	41.5
Interest and other income	9.0	2.3	1.7	0.7	13.7

Total revenues	1,336.1	359.4	237.8	110.6	2,043.9

Segment Expenses
Compensation and benefits
Direct base compensation	226.2	86.3	71.1	33.8	417.4
Indirect base compensation	92.5	21.3	24.5	6.2	144.5
Equity-based compensation	1.2	0.2	0.4	—	1.8
Performance fee related
Realized	304.7	46.2	7.3	8.8	367.0
Unrealized	71.7	(8.4)	17.3	23.8	104.4

Total compensation and benefits	696.3	145.6	120.6	72.6	1,035.1
General, administrative, and other indirect expenses	134.0	40.6	41.9	10.7	227.2
Depreciation and amortization expense	12.5	3.5	3.9	1.6	21.5
Interest expense	14.3	4.5	4.4	1.3	24.5

Total expenses	857.1	194.2	170.8	86.2	1,308.3

Economic Net Income	$479.0	$165.2	$67.0	$24.4	$735.6

(-) Net Performance Fees	393.9	53.4	68.8	8.5	524.6
(-) Investment Income	23.8	22.7	(5.0)	—	41.5
(+) Equity-based Compensation	1.2	0.2	0.4	—	1.8

(=) Fee Related Earnings	$62.5	$89.3	$3.6	$15.9	$171.3

(+) Realized Net Performance Fees	334.8	66.2	99.3	1.8	502.1
(+) Realized Investment Income (Loss)	3.3	13.1	(0.1)	—	16.3

(=) Distributable Earnings	$400.6	$168.6	$102.8	$17.7	$689.7

Segment assets as of December 31, 2012	$2,449.4	$1,052.8	$962.1	$342.3	$4,806.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$511.3	$173.5	$150.7	$35.0	$870.5
Portfolio advisory fees, net	31.3	3.0	3.2	—	37.5
Transaction fees, net	34.7	—	3.5	—	38.2

Total fee revenues	577.3	176.5	157.4	35.0	946.2
Performance fees
Realized	952.9	204.2	98.0	46.2	1,301.3
Unrealized	(99.3)	(92.9)	52.5	(55.4)	(195.1)

Total performance fees	853.6	111.3	150.5	(9.2)	1,106.2
Investment income
Realized	43.2	20.3	2.1	—	65.6
Unrealized	0.3	12.8	2.7	—	15.8

Total investment income	43.5	33.1	4.8	—	81.4
Interest and other income	9.2	4.0	2.0	0.3	15.5

Total revenues	1,483.6	324.9	314.7	26.1	2,149.3

Segment Expenses
Compensation and benefits
Direct base compensation	253.1	61.7	75.3	14.3	404.4
Indirect base compensation	90.4	15.1	28.0	—	133.5
Performance fee related
Realized	487.5	88.4	8.4	39.5	623.8
Unrealized	(47.1)	(48.2)	(3.9)	(48.8)	(148.0)

Total compensation and benefits	783.9	117.0	107.8	5.0	1,013.7
General, administrative, and other indirect expenses	133.5	33.2	47.5	7.3	221.5
Depreciation and amortization expense	14.6	2.7	4.3	0.2	21.8
Interest expense	37.5	10.5	11.2	—	59.2

Total expenses	969.5	163.4	170.8	12.5	1,316.2

Economic Net Income	$514.1	$161.5	$143.9	$13.6	$833.1

(-) Net Performance Fees	413.2	71.1	146.0	0.1	630.4
(-) Investment Income	43.5	33.1	4.8	—	81.4

(=) Fee Related Earnings	$57.4	$57.3	$(6.9)	$13.5	$121.3

(+) Realized Net Performance Fees	465.4	115.8	89.6	6.7	677.5
(+) Realized Investment Income	43.2	20.3	2.1	—	65.6

(=) Distributable Earnings	$566.0	$193.4	$84.8	$20.2	$864.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the years ended December 31, 2013 and 2012:

	December 31, 2013 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,368.9	$1,043.1	$29.2	(a)	$4,441.2
Expenses	$2,048.8	$1,169.4	$475.7	(b)	$3,693.9
Other income	$—	$701.3	$(4.6	)(c)	$696.7
Economic net income (loss)	$1,320.1	$575.0	$(451.1	)(d)	$1,444.0
Total assets	$6,864.2	$28,904.3	$(146.2	)(e)	$35,622.3

	December 31, 2012 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,043.9	$903.5	$25.7	(a)	$2,973.1
Expenses	$1,308.3	$923.9	$59.0	(b)	$2,291.2
Other income	$—	$1,755.5	$2.5	(c)	$1,758.0
Economic net income (loss)	$735.6	$1,735.1	$(30.8	)(d)	$2,439.9
Total assets	$4,806.6	$26,834.6	$(74.6	)(e)	$31,566.6

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,149.3	$714.0	$(18.0	)(a)	$2,845.3
Expenses	$1,316.2	$592.2	$(561.3	)(b)	$1,347.1
Other loss	$—	$(330.6)	$15.2	(c)	$(315.4)
Economic net income (loss)	$833.1	$(208.8)	$558.5	(d)	$1,182.8

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest which were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest as detailed below (Dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Partner compensation	$—	$(265.4)	$(671.5)
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	314.4	200.1	—
Acquisition related charges and amortization of intangibles	260.4	128.3	91.5
Other non-operating (income) expenses	(16.5)	7.1	32.0
Non-Carlyle economic interests in acquired business	186.4	155.4	121.9
Other adjustments	6.3	1.8	3.6
Elimination of expenses of Consolidated Funds	(275.3)	(168.3)	(138.8)

	$475.7	$59.0	$(561.3)

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Income (loss) before provision for income taxes	$1,444.0	$2,439.9	$1,182.8
Adjustments:
Partner compensation(1)	—	(265.4)	(671.5)
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	314.4	200.1	—
Acquisition related charges and amortization of intangibles	260.4	128.3	91.5
Other non-operating (income) expenses	(16.5)	7.1	32.0
Net (income) loss attributable to non-controlling interests in Consolidated entities	(676.0)	(1,756.7)	202.6
Other adjustments(2)	(6.2)	(17.7)	(4.3)

Economic Net Income	$1,320.1	$735.6	$833.1

Net performance fees(3)	1,226.3	524.6	630.4
Investment income (loss)(3)	(42.6)	41.5	81.4
Equity-based compensation	15.7	1.8	—

Fee Related Earnings	$152.1	$171.3	$121.3

Realized performance fees, net of related compensation	677.3	502.1	677.5
Realized investment income	10.6	16.3	65.6

Distributable Earnings	$840.0	$689.7	$864.4

(1)	Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(2)	Other adjustments were comprised of the following ($ in millions):

	Year Ended December 31,
	2013	2012	2011
Losses associated with debt refinancing activities	$1.9	$—	$—
Severance and lease terminations	6.5	5.9	4.5
Provision for income taxes attributable to non-controlling interests in consolidated entities	(12.5)	(19.5)	—
Gain on business acquisition	—	—	(7.9)
Other adjustments	(2.1)	(4.1)	(0.9)

	$(6.2)	$(17.7)	$(4.3)

(3)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2013
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,176.7	$(48.1)	$1,128.6
Unrealized	1,198.6	(33.9)	1,164.7

Total performance fees	2,375.3	(82.0)	2,293.3
Performance fee related compensation expense
Realized	539.2	(87.9)	451.3
Unrealized	644.5	(28.8)	615.7

Total performance fee related compensation expense	1,183.7	(116.7)	1,067.0
Net performance fees
Realized	637.5	39.8	677.3
Unrealized	554.1	(5.1)	549.0

Total net performance fees	$1,191.6	$34.7	$1,226.3

Investment income (loss)
Realized	$14.4	$(3.8)	$10.6
Unrealized	4.4	(57.6)	(53.2)

Total investment income (loss)	$18.8	$(61.4)	$(42.6)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2012
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$907.5	$(38.4)	$869.1
Unrealized	133.6	(6.7)	126.9

Total performance fees	1,041.1	(45.1)	996.0
Performance fee related compensation expense
Realized	285.5	81.5	367.0
Unrealized	32.2	72.2	104.4

Total performance fee related compensation expense	317.7	153.7	471.4
Net performance fees
Realized	622.0	(119.9)	502.1
Unrealized	101.4	(78.9)	22.5

Total net performance fees	$723.4	$(198.8)	$524.6

Investment income
Realized	$16.3	$—	$16.3
Unrealized	20.1	5.1	25.2

Total investment income	$36.4	$5.1	$41.5

	Year Ended December 31, 2011
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,307.4	$(6.1)	$1,301.3
Unrealized	(185.8)	(9.3)	(195.1)

Total performance fees	1,121.6	(15.4)	1,106.2
Performance fee related compensation expense
Realized	225.7	398.1	623.8
Unrealized	(122.3)	(25.7)	(148.0)

Total performance fee related compensation expense	103.4	372.4	475.8
Net performance fees
Realized	1,081.7	(404.2)	677.5
Unrealized	(63.5)	16.4	(47.1)

Total net performance fees	$1,018.2	$(387.8)	$630.4

Investment income
Realized	$65.1	$0.5	$65.6
Unrealized	13.3	2.5	15.8

Total investment income	$78.4	$3.0	$81.4

(4)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as unrealized investment losses for the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of partner compensation in the segment results for periods prior to the reorganization and initial public offering in May 2012. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in Claren Road, ESG and Vermillion and, prior to August 1, 2013, the Partnership’s 60% interest in AlpInvest in the segment results.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.

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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year ended December 31, 2013
Americas(1)	$2,613.0	59%	$19,091.7	53%
EMEA(2)	1,459.3	33%	15,974.6	45%
Asia-Pacific(3)	368.9	8%	556.0	2%

Total	$4,441.2	100%	$35,622.3	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year ended December 31, 2012
Americas(1)	$1,842.6	62%	$16,419.7	52%
EMEA(2)	756.2	25%	14,670.8	46%
Asia-Pacific(3)	374.3	13%	476.1	2%

Total	$2,973.1	100%	$31,566.6	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year ended December 31, 2011
Americas(1)	$2,416.6	85%	$12,784.4	52%
EMEA(2)	503.0	18%	11,342.9	46%
Asia-Pacific(3)	(74.3)	(3%)	524.4	2%

Total	$2,845.3	100%	$24,651.7	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.
(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

19.	Quarterly Financial Data (Unaudited)

Unaudited quarterly information for each of the three months in the years ended December 31, 2013 and 2012 are presented below. For periods prior to the Partnership’s reorganization and initial public offering in May 2012 (see Note 1), the financial information reflects the combined and consolidated financial results of Carlyle Group.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(Dollars in millions)
Revenues	$1,145.0	$769.3	$888.1	$1,638.8
Expenses	904.1	774.0	814.7	1,201.1
Other income (loss)	211.5	290.6	(82.0)	276.6

Income (loss) before provision for income taxes	$452.4	$285.9	$(8.6)	$714.3

Net income (loss)	$427.5	$269.3	$(26.5)	$677.5

Net income (loss) attributable to The Carlyle Group L.P.	$33.8	$(3.3)	$2.3	$71.3

Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.78	$(0.07)	$0.04	$1.45

Diluted	$0.66	$(0.07)	$0.04	$1.17

Distributions declared per common unit(2)	$0.85	$0.16	$0.16	$0.16

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(Dollars in millions)
Revenues	$1,110.9	$248.4	$858.5	$755.3
Expenses	477.2	448.9	704.9	660.2
Other income	872.1	386.6	448.9	50.4

Income before provision for income taxes	$1,505.8	$186.1	$602.5	$145.5

Net income	$1,494.1	$175.5	$597.0	$132.9

Net income (loss) attributable to The Carlyle Group L.P.	N/A	$(10.3)	$18.6	$12.0

Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	N/A	$(0.26)	$0.43	$0.28

Diluted	N/A	$(0.26)	$0.40	$0.25

Distributions declared per common unit(2)	N/A	N/A	$0.11	$0.16

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.
(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

20.	Subsequent Events

On February 3, 2014, the Partnership acquired 100% of the equity interests of Diversified Global Asset Management Corporation (“DGAM”), a Toronto, Canada-based alternative investment manager with $6.6 billion in managed and advised assets as of December 31, 2013. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $22.1 million). The transaction also included compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. The Partnership will consolidate the financial position and results of operations of DGAM effective February 2014 and will account for this transaction as a business combination. DGAM will be the Partnership’s fund of hedge funds platform and will be included in the Partnership’s Solutions business segment. The Partnership is in the process of allocating the purchase price consideration to acquired intangible assets, identifiable intangible assets and liabilities assumed. As of the date the consolidated financial statements were available to be issued, the Partnership did not have all the information necessary to allocate the purchase price consideration.

In February 2014, the Partnership granted approximately 5.6 million deferred restricted common units across a significant number of the Partnership’s employees. The total estimated grant-date fair value of these awards was approximately $172 million. The awards vest over a period of up to 6 years.

In February 2014, the Board of Directors of the general partner of the Partnership declared a distribution of $1.40 per common unit in respect of the fourth quarter of 2013 to common unitholders of record at the close of business on March 3, 2014, payable on March 11, 2014.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

21.	Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of December 31, 2013 and 2012 and results of operations for the years ended December 31, 2013, 2012 and 2011. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$966.6	$—	$—	$966.6
Cash and cash equivalents held at Consolidated Funds	—	1,402.7	—	1,402.7
Restricted cash	129.9	—	—	129.9
Restricted cash and securities of Consolidated Funds	—	25.7	—	25.7
Accrued performance fees	3,724.7	—	(71.1)	3,653.6
Investments	867.1	—	(101.8)	765.3
Investments of Consolidated Funds	—	26,846.8	39.6	26,886.4
Due from affiliates and other receivables, net	188.8	—	(12.9)	175.9
Due from affiliates and other receivables of Consolidated Funds, net	—	626.2	—	626.2
Receivables and inventory of a consolidated real estate VIE	180.4	—	—	180.4
Fixed assets, net	68.8	—	—	68.8
Deposits and other	35.6	2.9	—	38.5
Other assets of a consolidated real estate VIE	60.1	—	—	60.1
Intangible assets, net	582.8	—	—	582.8
Deferred tax assets	59.4	—	—	59.4

Total assets	$6,864.2	$28,904.3	$(146.2)	$35,622.3

Liabilities and partners’ capital
Loans payable	$42.4	$—	$—	$42.4
3.875% senior notes due 2023	499.8	—	—	499.8
5.625% senior notes due 2043	398.4	—	—	398.4
Loans payable of Consolidated Funds	—	15,321.4	(100.7)	15,220.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $305.3)	122.1	—	—	122.1
Accounts payable, accrued expenses and other liabilities	310.9	—	(45.8)	265.1
Accrued compensation and benefits	2,253.0	—	—	2,253.0
Due to affiliates	352.4	51.8	(0.5)	403.7
Deferred revenue	62.8	1.3	—	64.1
Deferred tax liabilities	103.6	—	—	103.6
Other liabilities of Consolidated Funds	—	1,445.4	(62.7)	1,382.7
Other liabilities of a consolidated real estate VIE	97.7	—	—	97.7
Accrued giveback obligations	49.9	—	(10.3)	39.6

Total liabilities	4,293.0	16,819.9	(220.0)	20,892.9

Redeemable non-controlling interests in consolidated entities	11.4	4,340.6	—	4,352.0

Partners’ capital	357.1	(76.6)	76.6	357.1
Accumulated other comprehensive income (loss)	(11.2)	(0.5)	0.5	(11.2)
Partners’ capital appropriated for Consolidated Funds	—	466.9	(3.3)	463.6
Non-controlling interests in consolidated entities	342.6	7,354.0	—	7,696.6
Non-controlling interests in Carlyle Holdings	1,871.3	—	—	1,871.3

Total partners’ capital	2,559.8	7,743.8	73.8	10,377.4

Total liabilities and partners’ capital	$6,864.2	$28,904.3	$(146.2)	$35,622.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	As of December 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$567.1	$—	$—	$567.1
Cash and cash equivalents held at Consolidated Funds	—	1,646.6	—	1,646.6
Restricted cash	34.5	—	—	34.5
Restricted cash and securities of Consolidated Funds	—	36.3	—	36.3
Accrued performance fees	2,204.9	—	(12.4)	2,192.5
Investments	932.6	—	(51.4)	881.2
Investments of Consolidated Funds	—	24,815.7	—	24,815.7
Due from affiliates and other receivables, net	201.5	—	(10.8)	190.7
Due from affiliates and other receivables of Consolidated Funds, net	—	331.8	—	331.8
Fixed assets, net	63.6	—	—	63.6
Deposits and other	44.2	4.2	—	48.4
Intangible assets, net	691.1	—	—	691.1
Deferred tax assets	67.1	—	—	67.1

Total assets	$4,806.6	$26,834.6	$(74.6)	$31,566.6

Liabilities and partners’ capital
Loans payable	$886.3	$—	$—	$886.3
Loans payable of Consolidated Funds	—	13,708.2	(51.5)	13,656.7
Accounts payable, accrued expenses and other liabilities	215.0	—	—	215.0
Accrued compensation and benefits	1,318.2	—	—	1,318.2
Due to affiliates	290.4	42.1	(0.4)	332.1
Deferred revenue	57.9	1.5	—	59.4
Deferred tax liabilities	61.1	—	—	61.1
Other liabilities of Consolidated Funds	—	1,405.0	(19.2)	1,385.8
Accrued giveback obligations	79.0	—	(9.8)	69.2

Total liabilities	2,907.9	15,156.8	(80.9)	17,983.8

Redeemable non-controlling interests in consolidated entities	6.0	2,881.4	—	2,887.4

Partners’ capital	235.1	(4.7)	4.7	235.1
Accumulated other comprehensive loss	(5.0)	—	0.2	(4.8)
Partners’ capital appropriated for Consolidated Funds	—	837.2	1.4	838.6
Non-controlling interests in consolidated entities	300.9	7,963.9	—	8,264.8
Non-controlling interests in Carlyle Holdings	1,361.7	—	—	1,361.7

Total partners’ capital	1,892.7	8,796.4	6.3	10,695.4

Total liabilities and partners’ capital	$4,806.6	$26,834.6	$(74.6)	$31,566.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,168.2	$—	$(183.6)	$984.6
Performance fees
Realized	1,247.0	—	(70.3)	1,176.7
Unrealized	1,201.5	—	(2.9)	1,198.6

Total performance fees	2,448.5	—	(73.2)	2,375.3
Investment income (loss)
Realized	15.0	—	(0.6)	14.4
Unrealized	(61.4)	—	65.8	4.4

Total investment income (loss)	(46.4)	—	65.2	18.8
Interest and other income	13.1	—	(1.2)	11.9
Interest and other income of Consolidated Funds	—	1,043.1	—	1,043.1
Revenue of a consolidated real estate VIE	7.5	—	—	7.5

Total revenues	3,590.9	1,043.1	(192.8)	4,441.2

Expenses
Compensation and benefits
Base compensation	738.0	—	—	738.0
Equity-based compensation	322.4	—	—	322.4
Performance fee related
Realized	539.2	—	—	539.2
Unrealized	644.5	—	—	644.5

Total compensation and benefits	2,244.1	—	—	2,244.1
General, administrative and other expenses	492.9	—	3.5	496.4
Interest	45.5	—	—	45.5
Interest and other expenses of Consolidated Funds	—	1,169.4	(278.8)	890.6
Interest and other expenses of a consolidated real estate VIE	33.8	—	—	33.8
Other non-operating income	(16.5)	—	—	(16.5)

Total expenses	2,799.8	1,169.4	(275.3)	3,693.9

Other income
Net investment gains of Consolidated Funds	—	701.3	(4.6)	696.7

Income before provision for income taxes	791.1	575.0	77.9	1,444.0
Provision for income taxes	96.2	—	—	96.2

Net income	694.9	575.0	77.9	1,347.8

Net income attributable to non-controlling interests in consolidated entities	23.1	—	652.9	676.0

Net income attributable to Carlyle Holdings	671.8	575.0	(575.0)	671.8
Net income attributable to non-controlling interests in Carlyle Holdings	567.7	—	—	567.7

Net income attributable to The Carlyle Group L.P.	$104.1	$575.0	$(575.0)	$104.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,115.7	$—	$(138.1)	$977.6
Performance fees
Realized	933.6	—	(26.1)	907.5
Unrealized	126.6	—	7.0	133.6

Total performance fees	1,060.2	—	(19.1)	1,041.1
Investment income
Realized	31.0	—	(14.7)	16.3
Unrealized	19.5	—	0.6	20.1

Total investment income	50.5	—	(14.1)	36.4
Interest and other income	14.5	—	—	14.5
Interest and other income of Consolidated Funds	—	903.5	—	903.5

Total revenues	2,240.9	903.5	(171.3)	2,973.1

Expenses
Compensation and benefits
Base compensation	624.5	—	—	624.5
Equity-based compensation	201.7	—	—	201.7
Performance fee related
Realized	285.5	—	—	285.5
Unrealized	32.2	—	—	32.2

Total compensation and benefits	1,143.9	—	—	1,143.9
General, administrative and other expenses	360.0	—	(2.5)	357.5
Interest	24.6	—	—	24.6
Interest and other expenses of Consolidated Funds	—	923.9	(165.8)	758.1
Other non-operating expenses	7.1	—	—	7.1

Total expenses	1,535.6	923.9	(168.3)	2,291.2

Other income
Net investment gains of Consolidated Funds	—	1,755.5	2.5	1,758.0

Income before provision for income taxes	705.3	1,735.1	(0.5)	2,439.9
Provision for income taxes	40.4	—	—	40.4

Net income	664.9	1,735.1	(0.5)	2,399.5

Net income attributable to non-controlling interests in consolidated entities	22.1	—	1,734.6	1,756.7

Net income attributable to Carlyle Holdings	642.8	1,735.1	(1,735.1)	642.8
Net income attributable to non-controlling interests in Carlyle Holdings	622.5	—	—	622.5

Net income attributable to The Carlyle Group L.P.	$20.3	$1,735.1	$(1,735.1)	$20.3

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2011
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,020.4	$—	$(104.9)	$915.5
Performance fees
Realized	1,399.0	—	(91.6)	1,307.4
Unrealized	(237.6)	—	51.8	(185.8)

Total performance fees	1,161.4	—	(39.8)	1,121.6
Investment income
Realized	82.7	—	(17.6)	65.1
Unrealized	20.4	—	(7.1)	13.3

Total investment income	103.1	—	(24.7)	78.4
Interest and other income	15.6	—	0.2	15.8
Interest and other income of Consolidated Funds	—	714.0	—	714.0

Total revenues	2,300.5	714.0	(169.2)	2,845.3

Expenses
Compensation and benefits
Base compensation	374.5	—	—	374.5
Performance fee related
Realized	225.7	—	—	225.7
Unrealized	(122.3)	—	—	(122.3)

Total compensation and benefits	477.9	—	—	477.9
General, administrative and other expenses	323.2	—	0.3	323.5
Interest	60.6	—	—	60.6
Interest and other expenses of Consolidated Funds	—	592.2	(139.1)	453.1
Other non-operating expenses	32.0	—	—	32.0

Total expenses	893.7	592.2	(138.8)	1,347.1

Other income (loss)
Net investment losses of Consolidated Funds	—	(330.6)	7.3	(323.3)
Gain on acquisition of business	7.9	—	—	7.9

Income (loss) before provision for income taxes	1,414.7	(208.8)	(23.1)	1,182.8
Provision for income taxes	28.5	—	—	28.5

Net income (loss)	1,386.2	(208.8)	(23.1)	1,154.3

Net income (loss) attributable to non-controlling interests in consolidated entities	29.3	—	(231.9)	(202.6)

Net income (loss) attributable to Carlyle Holdings	$1,356.9	$(208.8)	$208.8	$1,356.9

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Cash flows from operating activities
Net income	$694.9	$664.9	$1,386.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	163.6	107.8	83.1
Amortization of deferred financing fees	1.4	1.3	1.1
Equity-based compensation	322.4	201.7	—
Excess tax benefits related to equity-based compensation	(1.9)	—	—
Non-cash performance fees	(1,595.9)	(185.6)	114.4
Other non-cash amounts	(10.5)	7.1	32.0
Investment loss (income)	77.5	(39.9)	(84.2)
Purchases of investments	(125.0)	(520.3)	(128.4)
Proceeds from the sale of investments	282.3	217.5	300.9
Purchases of trading securities	(56.1)	(20.1)	(6.7)
Proceeds from the sale of trading securities	21.1	15.7	0.2
Change in deferred taxes	44.5	(9.3)	(19.8)
Change in due from affiliates and other receivables	(7.8)	10.1	26.1
Change in receivables and inventory of a consolidated real estate VIE	10.1	—	—
Change in deposits and other	9.7	9.4	(21.9)
Change in other assets of a consolidated real estate VIE	4.3	—	—
Change in accounts payable, accrued expenses and other liabilities	46.6	3.4	(51.6)
Change in accrued compensation and benefits	935.5	(5.3)	(91.7)
Change in due to affiliates	96.7	(23.6)	31.3
Change in other liabilities of a consolidated real estate VIE	(32.1)	—	—
Change in deferred revenue	0.7	(30.1)	(110.7)

Net cash provided by operating activities	882.0	404.7	1,460.3

Cash flows from investing activities
Change in restricted cash	(95.4)	(9.6)	(8.6)
Purchases of fixed assets, net	(29.5)	(32.7)	(34.2)
Purchases of intangible assets	—	(41.0)	(8.1)
Acquisitions, net of cash acquired	(10.2)	(42.8)	(53.9)

Net cash used in investing activities	(135.1)	(126.1)	(104.8)

Cash flows from financing activities
Borrowings under credit facility	—	820.0	520.5
Repayments under credit facility	(386.3)	(744.6)	(209.7)
Issuance of 3.875% senior notes due 2023, net of financing costs	495.3	—	—
Issuance of 5.625% senior notes due 2043, net of financing costs	394.1	—	—
Proceeds from loans payable	17.1	—	—
Payments on loans payable	(475.0)	(310.0)	(307.5)
Change in loans payable of a consolidated real estate VIE	(1.5)	—	—
Payments of contingent consideration	(23.9)	(10.0)	—
Net proceeds from issuance of common units in initial public offering	—	615.8	—
Excess tax benefits related to equity-based compensation	1.9	—	—
Distributions to common unitholders	(59.9)	(11.7)	—
Contributions from predecessor owners	—	9.3	15.1
Distributions to predecessor owners	—	(452.3)	(1,498.4)
Contributions from non-controlling interest holders	137.7	38.3	30.7
Distributions to non-controlling interest holders	(459.9)	(176.0)	(38.8)
Acquisition of non-controlling interests in consolidated entities	(7.1)	—	—
Change in due to/from affiliates financing activities	17.3	0.7	32.9

Net cash used in financing activities	(350.2)	(220.5)	(1,455.2)

Effect of foreign exchange rate changes	2.8	(0.6)	(7.6)

Increase (decrease) in cash and cash equivalents	399.5	57.5	(107.3)
Cash and cash equivalents, beginning of period	567.1	509.6	616.9

Cash and cash equivalents, end of period	$966.6	$567.1	$509.6

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of September 30, 2013, we consolidated Urbplan (as discussed in Note 17 to the accompanying audited consolidated financial statements). The internal controls over financial reporting of Urbplan were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of The Carlyle Group L.P. and its consolidated subsidiaries (the “Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed under the supervision of its co-principal executive and principal financial officers and effected by the Partnership’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Partnership’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2013 was effective.

As of September 30, 2013, we consolidated Urbplan (as discussed in Note 17 to the accompanying audited consolidated financial statements). We are in the process of evaluating the internal controls of the consolidated entity. However, as permitted by related SEC Staff interpretive guidance for newly consolidated entities, we excluded the internal control over financial reporting of the consolidated entity from management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In the aggregate, this entity represented approximately 0.7% of our total consolidated assets and approximately 2% of our total consolidated net income as of and for the fiscal year ended December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Partnership’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions of the directors and executive officers of our general partner, Carlyle Group Management L.L.C.

Name	Age	Position
William E. Conway, Jr.	64	Founder, Co-Chief Executive Officer and Director
Daniel A. D’Aniello	67	Founder, Chairman and Director
David M. Rubenstein	64	Founder, Co-Chief Executive Officer and Director
Jay S. Fishman	61	Director
Lawton W. Fitt	60	Director
James H. Hance, Jr.	69	Operating Executive and Director
Janet Hill	66	Director
Edward J. Mathias	72	Managing Director and Director
Dr. Thomas S. Robertson	71	Director
William J. Shaw	68	Director
Jeffrey W. Ferguson	48	General Counsel
Adena T. Friedman	44	Chief Financial Officer
Glenn A. Youngkin	47	Chief Operating Officer

William E. Conway, Jr. Mr. Conway is a founder and Co-Chief Executive Officer of Carlyle and is also the firm’s Chief Investment Officer. Mr. Conway was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. Conway was the Senior Vice President and Chief Financial Officer of MCI Communications Corporation (“MCI”). Mr. Conway was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway is a member of the Board of Trustees of the Johns Hopkins Medical Center and the Board of Directors of Catholic Charities of the Archdiocese of Washington. He previously served as chairman and/or director of several public and private companies in which Carlyle had significant investment interests. Mr. Conway received his B.A. from Dartmouth College and his M.B.A. in finance from the University of Chicago Graduate School of Business.

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

James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of the Board of Directors of our general partner. Mr. Hance was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Market Strategies segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Hance is a director of Duke Energy Corporation, Cousins Properties Inc., and Ford Motor Company. Mr. Hance is a former director of Sprint Nextel Corporation, Rayonier, Inc., EnPro Industries, Inc., Bank of America and Morgan Stanley. Mr. Hance serves on the Board of Trustees at Washington University in St. Louis and Johnson and Wales University. Mr. Hance graduated from Westminster College and received an M.B.A. from Washington University in St. Louis. He is a certified public accountant.

Janet Hill. Ms. Hill is a member of the Board of Directors of our general partner. Ms. Hill was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of The Wendy’s Company, Dean Foods Company and Echo360. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc. and Sprint Nextel Corporation. She also serves on the Board of Trustees at Duke University, the Board of the Knight Commission on Intercollegiate Athletics, the Board of Directors of the Military Bowl and the board of directors of the Wolf Trap Foundation. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.

Edward J. Mathias. Mr. Mathias is a Managing Director of Carlyle and a member of the Board of Directors of our general partner. Mr. Mathias was elected to the Board of Directors of our general partner effective May 2, 2012. Prior to joining Carlyle in 1994, Mr. Mathias was a long-time member of the Management Committee and Board of Directors of T. Rowe Price Associates, Inc., a major investment management organization. He was instrumental in the founding of Carlyle and assisted in raising the firm’s initial capital. Mr. Mathias is currently a director of Brown Advisory, the Baltimore-based investment firm and a Trustee Emeritus at the University of Pennsylvania. He is also a member of The Council of Foreign Relations. Mr. Mathias holds an M.B.A. from Harvard Business School and an undergraduate degree from the University of Pennsylvania.

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

William J. Shaw. Mr. Shaw is a member of the Board of Directors of our general partner. Mr. Shaw was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1974 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President, and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriot Vacations Worldwide Corporation, serves on the Board of Trustees of three funds in the American Family of mutual funds, and is a former director of Marriott International, Inc. from March 1997 through February 2011. Mr. Shaw also serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an M.B.A. degree from Washington University in St. Louis.

Jeffrey W. Ferguson. Mr. Ferguson is General Counsel of Carlyle and has served in such capacity since 1999. Mr. Ferguson also serves on Carlyle’s Executive Group. Prior to joining Carlyle, Mr. Ferguson was an associate with the law firm of Latham & Watkins LLP. Mr. Ferguson received a B.A. from the University of Virginia, where he was a member of Phi Beta Kappa. He also received his law degree from the University of Virginia, and is admitted to the bars of the District of Columbia and Virginia.

Adena T. Friedman. Ms. Friedman is Chief Financial Officer of Carlyle and has served in such capacity since March 2011. Ms. Friedman also serves on Carlyle’s Executive Group. In her capacity as CFO, Ms. Friedman is responsible for all firm and fund financial matters, public company investor relations, and firm-wide information technology. Prior to joining Carlyle in March 2011, Ms. Friedman was the Chief Financial Officer and Executive Vice President of Corporate Strategy for The NASDAQ OMX Group, Inc. In August 2009, Ms. Friedman assumed the role of CFO, responsible for all financial, tax, investor relations, enterprise risk management and investment matters. As head of Corporate Strategy from 2003 to 2011, Ms. Friedman’s responsibilities also included identifying and developing strategic opportunities, including all M&A, for NASDAQ OMX. From 2000 to 2009, Ms. Friedman also served as the Executive Vice President of the Global Data Products business, a $250M revenue business unit within NASDAQ OMX. Ms. Friedman joined NASDAQ in 1993, where she served in several roles, including Senior Vice President of NASDAQ Data Products, Director of Product Management for several trading-related products, and Marketing Manager. Ms. Friedman earned an M.B.A. from Owen Graduate School of Management, Vanderbilt University, in Nashville, Tennessee. She holds a B.A. in political science from Williams College in Massachusetts.

Glenn A. Youngkin. Mr. Youngkin is Chief Operating Officer of Carlyle and has served in such capacity since 2011. Mr. Youngkin also serves on Carlyle’s Executive Group. From October 2010 until March 2011, Mr. Youngkin served as Carlyle’s interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team. From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin previously served on the Board of Directors of Kinder Morgan, Inc. as well as several other Carlyle portfolio companies. Mr. Youngkin also serves on the Board of Trustees of the Langley School and AlphaUSA and the Board of Directors of the Rice Management Company. Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies from Rice University and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.

There are no family relationships among any of the directors or executive officers of our general partner.

In January 2014, we reevaluated our management structure and realigned the group of persons with policy making functions. As a result of this realignment, certain members of our management are no longer executive officers.

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

Director Independence

Because we are a publicly traded limited partnership, the NASDAQ rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board has five directors who satisfy the independence and financial literacy requirements of the NASDAQ and the Securities and Exchange Commission (the “SEC”). These directors are Jay S. Fishman, Lawton W. Fitt, Janet Hill, Dr. Thomas S. Robertson and William J. Shaw. Based on all the relevant facts and circumstances, the board of directors determined that the independent directors have no relationship with us or our general partner that would impair their independence as it is defined in the NASDAQ rules and The Carlyle Group L.P. Governance Policy. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:

Under any circumstances, a director is not independent if:

•	the director is, or has been within the preceding three years, employed by a Carlyle Entity. A Carlyle Entity means the general partner, us and any parent or subsidiary that the general partner or we control and consolidate into the general partner’s or our financial statements, respectively, filed with the SEC, (but not if the general partner or we reflect such entity solely as an investment in these financial statements);

•	the director, or an immediate family member of that director, accepted any compensation from a Carlyle Entity in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than (i) compensation for director or committee service, (ii) compensation paid to an immediate family member who is an employee (other than an executive officer) of a Carlyle Entity and (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	the director is an immediate family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•	the director is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization to which a Carlyle Entity made, or from which a Carlyle Entity received, payments for property or services in the current or any of the past three fiscal years that exceed five percent (5%) of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•	payments arising solely from investments in a Carlyle Entity’s securities; or

•	payments under non-discretionary charitable contribution matching programs

•	the director is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of a Carlyle Entity serve on the compensation committee of such other entity; or

•	the director is, or has an immediate family member who is, a current partner of a Carlyle Entity’s outside auditor, or was a partner or employee of a Carlyle Entity’s outside auditor who worked on a Carlyle Entity’s audit at any time during any of the past three years.

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence:

•	if the director or an immediate family member of that director serves as an executive officer, director or trustee of a charitable organization, and our annual charitable contributions to that organization (excluding contributions by us under any established matching gift program) are less than the greater of $200,000 or five percent (5%) of that organization’s consolidated gross revenues in its most recent fiscal year, provided, however, that in calculating such amount (i) payments arising solely from investments in the Carlyle Entity’s securities and (ii) payments under non-discretionary charitable contribution matching programs shall be excluded; and

•	if the director or an immediate family member of that director (or a company for which the director serves as a director or executive officer) invests in or alongside of one or more investment funds or investment companies managed by us or any of our subsidiaries, whether or not fees or other incentive arrangements for us or our subsidiaries are borne by the investing person.

Committees of the Board of Directors

The board of directors of Carlyle Group Management L.L.C. has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit committee. Our audit committee consists of Ms. Fitt and Messrs. Robertson and Shaw, with Mr. Shaw serving as chairman. The purpose of the audit committee of the board of directors of Carlyle Group Management L.L.C. is to provide assistance to the board of directors in fulfilling its obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, including, without limitation, assisting the board of director’s oversight of (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm and our internal audit function, and directly appointing, retaining, reviewing and terminating our independent registered public accounting firm. The members of our audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to federal and NASDAQ Global Select Market rules relating to corporate governance matters. The board of directors of our general partner has determined that Mr. Shaw is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available on our internet website at http://ir.carlyle.com.

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

Director Compensation

Each director that is not an employee of or advisor to Carlyle receives an annual retainer of $225,000, $125,000 of which is payable in cash and $100,000 of which is payable in the form of an annual deferred restricted common unit award, which will vest on the first anniversary of the grant date. An additional $25,000 cash retainer is payable annually to the chairman of the audit committee. In addition, each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with such service. Our employees and advisors who serve as directors of our general partner do not receive separate compensation for service on the board of directors or on committees of the board of directors of our general partner. See “Certain Relationships and Related Person Transactions — Other Transactions.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2013, such persons complied with all such filing requirements, with the exception of the late filing, due to an administrative oversight, of a Form 4 report on February 5, 2013 by Curtis L. Buser, our Chief Accounting Officer, which reported the grant of 18,909 deferred restricted common units and Form 4 reports on June 14, 2013 by each of our independent directors, which reported the grant of 1,571 deferred restricted common units they each received as part of their annual compensation package.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our business as an alternative asset management firm is dependent on the services of our named executive officers and other key employees. Among other things, we depend on their ability to find, select and execute investments, oversee and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital, and provide other services essential to our success. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel and encourages them to remain with our firm.

Our compensation policy has several primary objectives: (1) establish a clear relationship between performance and compensation, (2) align short-term and long-term incentives with our fund investors and common unitholders, and (3) provide competitive incentive opportunities, with an appropriate balance between short-term and long-term.

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

Our chairman, Daniel A. D’Aniello and our two co-chief executive officers, William E. Conway, Jr. and David M. Rubenstein, are our founders and co-principal executive officers. We refer to our founders, together with Glenn A. Youngkin, our chief operating officer, Adena T. Friedman, our chief financial officer, Michael (Mitch) Petrick, head of our Global Market Strategies business segment, and Jacques Chappuis, head of our Solutions business segment, as our “named executive officers.” As noted above, in January 2014, we reevaluated our management structure and realigned the group of persons with policy making functions. As a result of this realignment, certain members of our management are no longer executive officers. With the exception of our employment agreements with Ms. Friedman, Mr. Petrick and Mr. Chappuis described below under “Employment Agreements with Ms. Friedman, Mr. Petrick, and Mr. Chappuis”, we do not have employment agreements with any of our named executive officers. Our founders have entered into non-competition and non-solicitation agreements with us described below under “— Summary Compensation Table — Founders’ Non-Competition and Non-Solicitation Agreements.”

Compensation Elements

The primary elements of our compensation program for our named executive officers are base salary, annual cash bonuses and long-term incentives, including the ownership of Carlyle Holdings units, deferred restricted common units and carried interest for some or all of the named executive officers. We believe that the elements of compensation for our named executive officers serve the primary objectives of our compensation program. However, we periodically review the compensation of our key employees, including our named executive officers, and, from time to time, we may implement new plans or programs or otherwise make changes to the compensation structure relating to current or future key employees, including our named executive officers. Compensation decisions and decisions regarding the allocation of carried interest to our named executive officers, senior Carlyle professionals and other employees are made by our founders and other senior Carlyle professionals and not by our independent directors.

Base Salary. For 2013, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our founders determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers.

Annual Discretionary Bonuses. For 2013, our named executive officers, with the exception of our founders, were awarded bonuses. For our named executive officers other than Mr. Chappuis, we paid part of these bonuses in cash in December 2013 and mandatorily paid the balance in deferred restricted common units granted in February 2014. We paid Mr. Chappuis’ bonus all in cash pursuant to our employment agreement with him. The amounts of these bonuses were $2,400,000 for Mr. Youngkin, $2,000,000 for Mr. Petrick, $1,725,000 for Ms. Friedman and $2,000,000 for Mr. Chappuis. The deferred restricted common units granted as part of the discretionary bonus for services provided in 2013 represent 12% of the total bonus amount awarded to each person and will vest over a period of 18 months starting on the grant date of February 1, 2014. These deferred restricted common units will be included in the Summary Compensation Table that will be included in our Form 10-K for the year-ended December 31, 2014. The discretionary bonuses to each of these named executive officers were recommended by Mr. D’Aniello and were approved by all three of our founders. As discussed below, Mr. Chappuis’ cash bonus reflected a guaranteed minimum annual bonus as well as a sign-on bonus, pursuant to our employment agreement with him. Our founders determined that they would not accept an annual bonus for 2013 in order to further align their interests with our unitholders.

The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the contributions of the named executive officer to our development and success during 2013 and the named executive officer’s tenure at his or her level. An overview of select Carlyle 2013 accomplishments that were considered in determining the annual cash bonuses include:

•	Executed two successful bond offerings in the first half of the year to strengthen Carlyle’s balance sheet;

•	Expanded the Carlyle platform with key firm acquisitions and investments, including the acquisition of Metropolitan and DGAM and the remaining 40% of AlpInvest, and fund level investments that will strengthen our businesses;

•	Further developed the global natural resources platform and Solutions segment;

•	Hired key personnel to assist in investing across Carlyle’s four platforms;

•	Raised over $22 billion in total capital commitments; and

•	Achieved strong performance at the Carlyle and fund level.

Each of our named executive officers provided critical and significant contributions to Carlyle’s achievements in 2013. More specifically, in assessing Mr. Youngkin’s performance and individual contribution, we considered his strategic leadership role and operational oversight of our business on a global basis, and his active role in the continued global expansion of our investment platform through acquisition and investment. In assessing Mr. Petrick’s performance and individual contributions, we considered his oversight of our Global Market Strategies business, his role in managing Carlyle’s joint ventures with Claren Road, ESG and Vermillion , and his role with respect to product development, including expansion of the CLO business and launch of two Business Development Companies and the strategic initiatives undertaken by our Global Market Strategies business. In assessing Ms. Friedman’s performance and individual contribution we considered her strategic role in leading and expanding the capabilities of our finance and accounting functions during 2013, her role in overseeing securities offerings to strengthen Carlyle’s balance sheet, her contributions in expanding the platform and capabilities of our information technology function, as well as her strategic leadership to the founders and senior management across the firm. Mr. Chappuis received a sign-on bonus of $500,000 and a guaranteed minimum annual bonus of $1,500,000 under our employment agreement with him. We believe these bonus amounts were appropriate in attracting an individual to lead the expansion and development of our Solutions segment.

Carried Interest and Incentive Fees. The general partners of our carry funds typically receive a special residual allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. Similarly, the collateral managers of our structured credit funds and the investment advisors of our hedge funds are entitled to receive incentive fees from our credit and hedge funds if investors in such funds achieve a specified threshold return. While the Carlyle Holdings partnerships own controlling equity interests in these collateral managers, fund general partners and investment advisors, our senior Carlyle professionals and other personnel who work in these operations directly own a portion of the carried interest in these entities or are allocated a portion of the incentive fees, in order to better align their interests with our own and with those of the investors in these funds. Furthermore, we generally seek to concentrate the direct ownership of carried interest in respect of each carry fund and the incentive fees in our structured credit and hedge funds among those of our professionals who directly work with that fund so as to align their interests with those of our fund investors and of our firm. Our founders, Ms. Friedman and Mr. Chappuis do not currently receive allocations of direct carried interest ownership or incentive fees at the fund level. While Mr. Youngkin has previously received allocations of direct carried interest ownership at the fund level in respect of buyout funds that invest in transactions in the United States, Europe and emerging markets as a result of his work, at various times, with those fund operations, he has ceased to receive such allocations in respect of any such funds formed subsequent to the time he assumed a firm-wide executive role in 2009. Mr. Petrick is entitled to a portion of the carried interest generated by the Global Market Strategies carry funds and an allocation of incentive fees generated by the structured credit funds and products as a result of his work with such funds.

Carried interest, if any, in respect of any particular investment, is only paid in cash when the underlying investment is realized. To the extent any “giveback” obligation is triggered, carried interest previously distributed by the fund would need to be returned to such fund. Our professionals who receive direct allocations of carried interest at the fund level are personally subject to the “giveback” obligation, pursuant to which they may be required to repay carried interest previously distributed to them, thereby reducing the amount of cash received by such recipients for any such year. There is no giveback obligation with respect to incentive fees. Because the amount of carried interest and incentive fees payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the professionals who are allocated direct carried interest, and thus will indirectly benefit our unitholders.

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

Equity Grants. At the time of the initial public offering, our pre-IPO owners contributed to the Carlyle Holdings partnerships equity interests in our business in exchange for partnership units of Carlyle Holdings. All of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested. Some of the Carlyle Holdings partnership units received by employees other than our founders in exchange for their contribution of interests in the Parent Entities and other interests, however, are subject to vesting. Accordingly, we recognize expense for financial statement reporting purposes in respect of the unvested Carlyle Holdings partnership units and deferred restricted common units received by our personnel, including the named executive officers.

As part of the annual bonuses to our named executive officers (other than the founders who did not receive bonuses and Mr. Chappuis who received a minimum guaranteed bonus in cash pursuant to his employment agreement) for services provided in 2013, we decided to pay a portion of such bonuses in deferred restricted common units which were granted in February 2014. These grants of deferred restricted common units represent 12% of the total bonus amount awarded to each person and will vest over a period of 18 months starting on the grant date of February 1, 2014. These deferred restricted common units will be included in the Summary Compensation Table that will be included in our Form 10-K for the year-ended December 31, 2014. Because the value of these deferred restricted common units is directly tied to performance of the Partnership, we believe this fosters a strong alignment of interests among our named executive officers and our unitholders. In August 2013, we issued Mr. Chappuis 347,102 deferred restricted common units pursuant to the terms of our employment agreement with him. These deferred restricted common units vest in equal installments over a period of six years from the grant date. We also issued Mr. Chappuis an additional 114,910 deferred restricted common units on February 1, 2014 pursuant to the terms of our employment agreement with him. These deferred restricted common units vest in equal installments over a period of two years from the grant date.

As part of our year-end compensation program, we awarded deferred restricted common units in February 2014 to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. The size of each grant was determined by all three of our founders. These grants will vest 50% after 42 months and the remaining 50% after 66 months. Each of our named executive officers, other than our founders and Mr. Chappuis, received such grants ranging in amounts from $1 million to $3 million. These deferred restricted common units will be included in the Summary Compensation Table that will be included in our Form 10-K for the year-ended December 31, 2014.

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

Summary Compensation Table

The following table presents summary information concerning compensation of our named executive officers during the fiscal years-ended December 31, 2013, December 31, 2012 and December 31, 2011.

Under the applicable accounting principles, for financial statement reporting purposes prior to our initial public offering in May 2012, we recorded salary and bonus payments to our senior Carlyle professionals, including our named executive officers, as distributions in respect of their equity ownership interests and not as compensation expense. However, following our initial public offering, the salary and bonus payments to our senior Carlyle professionals, including our named executive officers, are reflected as compensation expense in our financial statements. For all periods presented, we have reflected these amounts in the applicable columns of the Summary Compensation Table below even though they were not recorded as compensation expense in our historical financial statements for periods prior to our initial public offering.

Similarly, for those of our named executive officers that own direct carried interest allocations or allocations of incentive fees at the fund level, we have reported in the All Other Compensation column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year.

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)(1)	Stock Awards ($)		All Other Compensation ($)		Total ($)(8)
William E. Conway, Jr.	2013	275,000		—	—		6,375	(2)	281,375
Founder and Co-Chief Executive Officer	2012	275,000		—	—		6,250	(2)	281,250
(co-principal executive officer)	2011	275,000		3,545,850	—		6,125	(2)	3,826,975
Daniel A. D’Aniello	2013	275,000		—	—		6,375	(2)	281,375
Founder and Chairman	2012	275,000		—	—		6,250	(2)	281,250
(co-principal executive officer)	2011	275,000		3,545,850	—		6,125	(2)	3,826,975
David M. Rubenstein	2013	275,000		—	—		6,375	(2)	281,375
Founder and Co-Chief Executive Officer	2012	275,000		—	—		6,250	(2)	281,250
(co-principal executive officer)	2011	275,000		3,545,850	—		6,125	(2)	3,826,975
Adena T. Friedman	2013	275,000		1,518,000	—		6,375	(2)	1,799,375
Chief Financial Officer	2012	275,000		1,725,000	—		1,023	(4)	2,001,023
(principal financial officer)	2011	200,961		1,900,000	—		—		2,100,961
Glenn A. Youngkin (3)	2013	275,000		2,112,000	—		8,173,232	(3)	10,560,232
Chief Operating Officer	2012	275,000		2,400,000	—		14,548,028	(3)	17,223,028
	2011	275,000		3,000,000	—		18,089,440	(3)	21,364,440
Michael J. Petrick	2013	275,000		1,760,000	—		2,382,257	(6)	4,417,257
Head of Global Market Strategies
Jacques P. Chappuis	2013	168,673	(5)	2,000,000	10,000,009	(7)	—		12,168,682
Head of Solutions

(1)	For 2013, the amount shown represents the cash portion of the year-end bonus paid in December 2013 and excludes the portion that was settled in deferred restricted common units in February 2014, with the exception of Mr. Chappuis as discussed in “Compensation Discussion and Analysis – Compensation Elements – Annual Discretionary Bonuses” above.
(2)	This amount represents our 401(k) matching contribution.
(3)	Represents actual cash distributions received by Mr. Youngkin in respect of direct carried interest allocations at the fund level and the portion of the carried interest-related distributions received by Mr. Youngkin from the former Parent Entities that were subject to forfeiture in the event Mr. Youngkin were to have ceased providing services prior to the time the relevant investment in a carry fund was realized. The amounts for 2013, 2012 and 2011 in the table also include $6,375, $6,250 and $6,125, respectively, representing our 401(k) matching contributions for such periods.
(4)	Represents actual cash distributions received by Ms. Friedman in respect of the portion of the carried interest-related distributions received by Ms. Friedman from the former Parent Entities that were subject to forfeiture in the event Ms. Friedman were to have ceased providing services prior to the time the relevant investment in a carry fund was realized.
(5)	Mr. Chappuis joined the firm in May 2013 and, therefore, his salary is pro-rated for his service period during 2013.
(6)	Represents actual cash distributions received by Mr. Petrick in respect of direct carried interest allocations at the fund level as well as an allocation of incentive fees generated by the structured credit funds and products.
(7)	This amount represents deferred restricted common units granted in August 2013 and represents the grant-date fair value, computed in accordance with U.S. GAAP pertaining to equity-based compensation.
(8)	As part of the discretionary bonuses for services provided in 2013, each of our named executive officers (other than our founders and Mr. Chappuis) received a portion of his or her bonus in deferred restricted common units. Ms. Friedman received $207,000, Mr. Youngkin received $288,000 and Mr. Petrick received $240,000 in deferred restricted common units, which vest over a period of 18 months starting on the grant date of February 1, 2014. In addition, as part of our year-end compensation program we awarded additional deferred restricted common units to each of our named executive officers (other than our founders and Mr. Chappuis). Ms. Friedman received $2,000,000, Mr. Youngkin received $3,000,000 and Mr. Petrick received $2,000,000 in deferred restricted common units, which vest 50% after 42 months and the remaining 50% after 66 months from the grant date of February 1, 2014. On February 1, 2014, Mr. Chappuis received an additional $4,000,000 in deferred restricted common units pursuant to the terms of his employment agreement.

Grants of Plan-Based Awards in 2013

In August 2013, we issued Mr. Chappuis 347,102 deferred restricted common units under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) in August 2013 pursuant to the terms of our employment agreement with him. These deferred restricted common units vest in equal installments over a period of six years from the date of grant. The number of deferred restricted common units shown under the column heading “Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested deferred restricted common units that were received by the relevant named executive officer in 2013. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718 by multiplying the number of such deferred restricted common units received by the named executive officer on the grant date by the closing price of $28.81 per Carlyle common unit on August 1, 2013.

Stock Awards(1)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
William E. Conway, Jr.	—	—	$—
Daniel A. D’Aniello	—	—	$—
David M. Rubenstein	—	—	$—
Adena T. Friedman	—	—	$—
Glenn A. Youngkin	—	—	$—
Michael J. Petrick	—	—	$—
Jacques P. Chappuis	08/01/2013	347,102	$10,000,009

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and deferred restricted common units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013

Terms of Deferred Restricted Common Units

In connection with our initial public offering, the firm adopted the Equity Incentive Plan, which is a source of new equity-based awards permitting us to grant to our senior Carlyle professionals, employees, directors of our general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on our common units and Carlyle Holdings partnership units. Grants under the Equity Incentive Plan are usually subject to time-based vesting and forfeiture if an employee should cease providing services to us or our affiliates.

Vesting. The deferred restricted common units issued to Mr. Chappuis in 2013 vest in equal installments over a period of six years from the date of grant.

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

Employment Agreements. For a discussion of the material provisions of the employment agreements with our named executive officers, see “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2013 Fiscal-Year End

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

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2013. Some of the Carlyle Holdings partnership units received as a part of the reorganization by our named executive officers are subject to vesting, however, all of the Carlyle Holdings partnership units received by our founders as part of the reorganization we effected prior to our initial public offering were fully vested. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Carlyle Holdings partnership units and unvested deferred restricted common units held by the named executive officer by the closing market price of $35.62 per Carlyle common unit on December 31, 2013, the last trading day of 2013.

	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Adena T. Friedman	440,695	$15,697,556
Glenn A. Youngkin	3,250,999	$115,800,584
Michael J. Petrick	1,689,659	$60,185,654
Jacques P. Chappuis	347,102	$12,363,773

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and deferred restricted common units.

Option Exercises and Stock Vested in 2013

Our named executive officers had no option exercises during the year ended December 31, 2013. Some of our named executive officers had stock vest during the year ended December 31, 2013.

	Stock Awards(1)
	Number of Shares Acquired on Vesting	Value Realized on Vesting
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Adena T. Friedman	88,140	$2,819,599
Glenn A. Youngkin	650,200	$20,799,898
Michael J. Petrick	337,932	$10,810,445
Jacques P. Chappuis	—	—

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units. Value based on the fair market value of the units on the vesting date, May 2, 2013.

Pension Benefits for 2013

We provide no pension benefits to our named executive officers.

Nonqualified Deferred Compensation for 2013

We provide no defined contribution plans for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

Other than Ms. Friedman, Mr. Chappuis and Mr. Petrick our named executive officers are not entitled to any additional payments or benefits upon termination of employment, upon a change in control of our company or upon retirement, death or disability.

If Ms. Friedman’s employment is terminated by her for Good Reason and we could not have terminated her for Cause or if her employment is terminated by us without Cause, we will pay severance to Ms. Friedman in an amount equal to 25% of her annual base salary. If Ms. Friedman’s employment is terminated other than by her for Good Reason or by us for any reason with 30 days’ notice, she is entitled to accrued but unpaid salary through the effective date of such termination. For the purpose of the employment agreement with Ms. Friedman, “Good Reason” includes (1) a material breach of the employment agreement by us or (2) a significant, sustained reduction in or adverse modification of the nature and scope of Ms. Friedman’s authority, duties and privileges, in each case only if such Good Reason has not been corrected or cured by us within 30 days after we have received written notice from Ms. Friedman of her intent to terminate her employment for Good Reason; and “Cause” includes (1) gross negligence or willful misconduct in the performance of the duties required of Ms. Friedman under the employment agreement; (2) willful conduct that Ms. Friedman knows is materially injurious to us or any of our affiliates; (3) her breach of any material provision of the employment agreement; (4) Ms. Friedman’s conviction of any felony or Ms. Friedman entering into a plea bargain or settlement admitting guilt for any felony; (5) Ms. Friedman’s being the subject of any order by the SEC for any securities violation or; (6) Ms. Friedman’s discussing our fundraising efforts or any fund vehicle that has not had a final closing of commitments with any member of the press. Ms. Friedman is not entitled to any additional payments or benefits upon a change in control of our company or upon retirement, death or disability.

Ms. Friedman is subject to a covenant not to disclose our confidential information at any time and may not discuss our fundraising efforts or the name of any fund that has not had a final closing with any member of the press. Ms. Friedman is also subject to covenants not to compete with us and not to solicit our employees or customers during her employment term and for six months following termination of her employment for any reason without our prior written consent. She is also subject to a covenant not to breach any confidentiality agreements or non-solicitation agreements with any former employer. We have no liability in the event that Ms. Friedman’s provision of services to us violates any non-compete provision she had with her former employer.

If at any time before February 13, 2015, Mr. Chappuis’ employment is terminated by him for Good Reason and we could not have terminated him for Cause or if his employment is terminated by us without Cause, Mr. Chappuis will be entitled to a cash severance in an amount equal to (x) the unpaid portion of his annual base salary from the termination date through February 13, 2015 and (y) the difference between the bonuses guaranteed to Mr. Chappuis and bonuses paid to him; provided, however, that the aggregate amount of severance payable will be in no event less than 25% of his annual base salary. If at any time on or after February 13, 2015, Mr. Chappuis’ employment is terminated by him for Good Reason and we could not have terminated him for Cause or if his employment is terminated by us without Cause, we will pay severance to Mr. Chappuis in an amount equal to 25% of his annual base salary. If Mr. Chappuis’ employment is terminated other than by him for Good Reason or by us for any reason with 30 days’ notice, he is entitled to accrued but unpaid salary through the effective date of such termination. For the purpose of the employment agreement with Mr. Chappuis, “Good Reason” and “Cause” have essentially the same meanings as under our employment agreement with Ms. Friedman. Mr. Chappuis is not entitled to any additional payments or benefits upon a change in control of our company or upon retirement, death or disability.

Mr. Chappuis is subject to a covenant not to disclose our confidential information at any time and may not discuss our fundraising efforts or the name of any fund that has not had a final closing with any member of the press. Mr. Chappuis is also subject to covenants not to compete with us and not to solicit our employees or customers during his employment term and for six months following termination of his employment for any reason without our prior written consent. He is also subject to a covenant not to breach any confidentiality agreements or non-solicitation agreements with any former employer.

If Mr. Petrick’s employment is terminated by him for Good Reason and we could not have terminated him for Cause or if his employment is terminated by us without Cause, we will pay severance to Mr. Petrick in an amount equal to (x) 25% of his annual base salary and (y) the difference between the bonuses guaranteed to Mr. Petrick and bonuses paid to him. If Mr. Petrick’s employment is terminated other than by him for Good Reason or by us for any reason with 30 days’ notice, he is entitled to accrued but unpaid salary through the effective date of such termination. For the purpose of the employment agreement with Mr. Petrick, “Good Reason” has essentially the same meaning as under our employment agreement with Ms. Friedman and “Cause” means (1) gross negligence or willful misconduct in the performance of the duties required of Mr. Petrick under the employment agreement; (2) Mr. Petrick’s conviction of any felony or Mr. Petrick entering into a plea bargain or settlement admitting guilt for any felony; or (3) Mr. Petrick’s being the subject of any order by the SEC for any securities violation. Mr. Petrick is not entitled to any additional payments or benefits upon a change in control of our company or upon retirement, death or disability.

Mr. Petrick is subject to a covenant not to disclose our confidential information at any time and may not discuss our fundraising efforts or the name of any fund that has not had a final closing with any member of the press. Mr. Petrick is also subject to covenants not to compete with us and not to solicit our employees or customers during his employment term and for six months following termination of his employment for any reason without our prior written consent. He is also subject to a covenant not to breach any confidentiality agreements or non-solicitation agreements with any former employer.

Founders’ Non-Competition and Non-Solicitation Agreements

The following is a description of the material terms of the non-competition agreements we have with each of our founders.

Non-Competition. Each founder agreed that during the period he is a controlling partner (as defined in the non-competition agreement) and for the period of three years thereafter (the “Restricted Period”), he will not engage in any business or activity that is competitive with our business.

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

Employment Agreements with Ms. Friedman, Mr. Petrick and Mr. Chappuis

We have entered into an employment agreement with Ms. Friedman pursuant to which she serves as our chief financial officer. The employment term is indefinite and lasts until Ms. Friedman’s employment is terminated pursuant to the terms of the employment agreement.

Ms. Friedman is currently entitled to receive an annual base salary of $275,000, which may be increased from time-to-time by us. Ms. Friedman is entitled to a bonus at our discretion.

We have entered into an employment agreement with Mr. Petrick pursuant to which he serves as the Head of our Global Market Strategies business. The employment term is indefinite and lasts until Mr. Petrick’s employment is terminated pursuant to the terms of the employment agreement.

Mr. Petrick is currently entitled to receive an annual base salary of $275,000, which may be increased from time to time by us. Mr. Petrick is also entitled to a bonus at our discretion.

We have entered into an employment agreement with Mr. Chappuis pursuant to which he serves as the Head of our Solutions business. The employment term is indefinite and lasts until Mr. Chappuis’ employment is terminated pursuant to the terms of the employment agreement.

Mr. Chappuis is currently entitled to receive an annual base salary of $275,000, which may be increased from time to time by us. In 2013, Mr. Chappuis was guaranteed a bonus of $2,000,000, of which $500,000 consisted of a signing bonus.

Director Compensation

No additional remuneration is paid to our employees or advisors for service as a director or on committees of the board of directors of our general partner. Certain of the directors of our general partner are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. In 2012, each director that is not an employee of or advisor to Carlyle received an annual cash retainer of $175,000, $125,000 of which was payable in cash and $50,000 of which was payable in the form of an annual deferred restricted common unit award, which vests on the first anniversary of the grant date. An additional $20,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2013. In addition, each director was reimbursed for reasonable out-of-pocket expenses incurred in connection with such service. In 2014, each director that is not an employee of or advisor to Carlyle will be entitled to receive an annual cash retainer of $225,000, $125,000 of which will be payable in cash and $100,000 of which will be payable in the form of an annual deferred restricted common unit award, which will vest on the first anniversary of the grant date. An additional $25,000 annual cash retainer will be paid to the Chairman of the Audit Committee for 2014.

The following table provides the director compensation for Mr. Hance and Mr. Mathias and our non-employee directors for 2013:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jay S. Fishman	$125,000	$50,005	$175,005
Lawton W. Fitt	$125,000	$50,005	$175,005
James H. Hance, Jr. (2)	$—	$—	$—
Janet Hill	$125,000	$50,005	$175,005
Edward J. Mathias (2)	$—	$—	$—
Dr. Thomas S. Robertson	$125,000	$50,005	$175,005
William J. Shaw	$145,000	$50,005	$195,005

(1)	The reference to “stock” in this table refers to deferred restricted common units. Amounts represent the grant date fair value of stock awards granted in the year, computed in accordance with U.S. GAAP pertaining to equity-based compensation.
(2)	As Mr. Hance is an Operating Executive and Mr. Mathias is an employee, no additional remuneration is paid to them as directors of our general partner. Mr. Hance and Mr. Mathias’ compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2013:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Jay S. Fishman	7,631	$271,816
Lawton W. Fitt	7,631	$271,816
Janet Hill	7,631	$271,816
Dr. Thomas S. Robertson	7,631	$271,816
William J. Shaw	7,631	$271,816

(a)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $35.62 per Carlyle common unit on December 31, 2013, the last trading day of 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of The Carlyle Group L.P. common units and Carlyle Holdings partnership units as of February 21, 2014 by each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of The Carlyle Group L.P., each of the directors and named executive officers of our general partner and all directors and executive officers of our general partner as a group. We are managed by our general partner, Carlyle Management L.L.C., and the limited partners of The Carlyle Group L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe the common units are “voting securities” as such term is defined in Rule 12b-2 under the Exchange Act.

	Common Units Beneficially Owned		Carlyle Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner (2)	Number	% of Class	Number	% of Class
William E. Conway, Jr.	—	—	46,999,644	15.1%
Daniel A. D’Aniello (3)	—	—	46,999,644	15.1%
David M. Rubenstein	—	—	46,999,644	15.1%
Jay S. Fishman	5,304	*	—	—
Lawton W. Fitt	5,304	*	—	—
James H. Hance, Jr.	—	—	251,380	*
Janet Hill	5,304	*	—	—
Edward J. Mathias	—	—	668,302	*
Thomas S. Robertson	5,304	*	—	—
William J. Shaw	5,304	*	—	—
Glenn A. Youngkin (3)	150,000	*	5,671,088	1.8%
Adena T. Friedman	—	—	705,113	*
Jeffrey W. Ferguson	—	—	742,073	*
Michael J. Petrick (3)	—	—	2,716,426	*
Jacques P. Chappuis	—	—	—	—
All executive officers and directors as a group (15 persons)	176,520	*	151,753,314	48.6%

*	Less than 1%
(1)	Subject to certain requirements and restrictions, the partnership units of Carlyle Holdings are exchangeable for common units of The Carlyle Group L.P. on a one-for-one basis (subject to the terms of the exchange agreement). A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” Beneficial ownership of Carlyle Holdings partnership units reflected in this table is presented separately from the beneficial ownership of the common units of The Carlyle Group L.P. for which such partnership units may be exchanged.
(2)	TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit of The Carlyle Group L.P. that entitles it, on those few matters that may be submitted for a vote of the common unitholders of The Carlyle Group L.P., to participate in the vote on the same basis as the common unitholders and provides it with a number of votes that is equal to the aggregate number of vested and unvested partnership units in Carlyle Holdings held by the limited partners of Carlyle Holdings on the relevant record date.
(3)	The Carlyle Holdings partnership units shown in the table above for the named executive officers and directors include the following units held for the benefit of family members with respect to which such person disclaims beneficial ownership: Mr. D’Aniello – 285,714 units held in a trust for which Mr. D’Aniello is the investment trustee; Mr. Youngkin – 142,857 units held in trusts for which Mr. Youngkin is the investment trustee; and Mr. Petrick – 200,000 units held in a trust for which Mr. Petrick is the investment trustee.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	16,266,727	—	28,258,751
Equity compensation plans not approved by security holders	—	—	—

Total	16,266,727	—	28,258,751

(1)	Reflects the outstanding number of our deferred restricted common units granted under the Equity Plan as of December 31, 2013.
(2)	The aggregate number of our common units and Carlyle Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 10% of the aggregate number of our common units and Carlyle Holdings partnership units outstanding on the last day of the immediately preceding fiscal year (excluding Carlyle Holdings partnership units held by The Carlyle Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Carlyle Holdings partnership units which were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Plan should decide to increase the number of our common units and Carlyle Holdings partnership units available for future grants under the plan by a lesser amount). As of January 1, 2014, pursuant to this formula, 31,151,826 units were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In addition, in accordance with the terms of the subscription agreements which govern their respective investments in our business, we entered into separate registration rights agreements with CalPERS and Mubadala. During 2013, pursuant to the terms of the registration rights agreement we entered into with CalPERS, we registered an offering whereby CalPERS sold substantially all of its units in the Partnership which CalPERS had received in connection with our reorganization.

Carlyle Holdings Partnership Agreements

The Carlyle Group L.P. is a holding partnership and, through wholly owned subsidiaries, holds equity interests in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., which we refer to collectively as “Carlyle Holdings.” Wholly owned subsidiaries of The Carlyle Group L.P. are the sole general partner of each of the three Carlyle Holdings partnerships. Accordingly, The Carlyle Group L.P. operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its operating entity subsidiaries, conducts our business. Through its wholly owned subsidiaries, The Carlyle Group L.P. has unilateral control over all of the affairs and decision making of Carlyle Holdings. Furthermore, the wholly owned subsidiaries of The Carlyle Group L.P. cannot be removed as the general partners of the Carlyle Holdings partnerships without their approval. Because our general partner, Carlyle Group Management L.L.C., operates and controls the business of The Carlyle Group L.P., the board of directors and officers of our general partner are responsible for all operational and administrative decisions of Carlyle Holdings and the day-to-day management of Carlyle Holdings’ business.

Pursuant to the partnership agreements of the Carlyle Holdings partnerships, the wholly owned subsidiaries of The Carlyle Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Carlyle Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Carlyle Holdings pro rata in accordance with the percentages of their respective partnership interests.

Each of the Carlyle Holdings partnerships has an identical number of partnership units outstanding, and we use the terms “Carlyle Holdings partnership unit” or “partnership unit in/of Carlyle Holdings” to refer, collectively, to a partnership unit in each of the Carlyle Holdings partnerships. The holders of partnership units in Carlyle Holdings, including The Carlyle Group L.P.’s wholly owned subsidiaries, incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Carlyle Holdings. Net profits and net losses of Carlyle Holdings generally will be allocated to its partners (including The Carlyle Group L.P.’s wholly owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests. The partnership agreements of the Carlyle Holdings partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Carlyle Group L.P. which are the general partners of the Carlyle Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

All of the Carlyle Holdings partnership units received by our founders, as part of the reorganization are fully vested. All of the Carlyle Holdings partnership units received by our other employees in exchange for their interests in carried interest owned at the fund level relating to investments made by our carry funds prior to the date of the reorganization are fully vested. Of the remaining Carlyle Holdings partnership units received as part of the reorganization by our other employees, 38.8% are fully vested and 61.2% are unvested as of December 31, 2013. The unvested portion will vest in equal installments on each anniversary date of the initial public offering for five years.

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

The partnership agreements of the Carlyle Holdings partnerships also provide that substantially all of our expenses, including substantially all expenses solely incurred by or attributable to The Carlyle Group L.P. such as expenses incurred in connection with our initial public offering but not including obligations incurred under the tax receivable agreement by The Carlyle Group L.P. or its wholly owned subsidiaries, income tax expenses of The Carlyle Group L.P. or its wholly owned subsidiaries and payments on indebtedness incurred by The Carlyle Group L.P. or its wholly owned subsidiaries, are borne by Carlyle Holdings.

Exchange Agreement

We have entered into an exchange agreement with the limited partners of the Carlyle Holdings partnerships, including persons who have received Carlyle Holdings partnership units subsequent to the reorganization effected in connection with our initial public offering. Under the exchange agreement, subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions, each such holder of Carlyle Holdings partnership units (and certain transferees thereof) may up to four times a year (subject to the terms of the exchange agreement), exchange these partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units at any time. Under the exchange agreement, to effect an exchange a holder of partnership units in Carlyle Holdings must simultaneously exchange one partnership unit in each of the Carlyle Holdings partnerships. The Carlyle Group L.P. will hold, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units equal to the number of common units that The Carlyle Group L.P. has issued. As a holder exchanges its Carlyle Holdings partnership units, The Carlyle Group L.P.’s indirect interest in the Carlyle Holdings partnerships will be correspondingly increased. The Carlyle Group L.P. common units received upon such an exchange would be subject to all restrictions, if any, applicable to the exchanged Carlyle Holdings partnership units, including minimum retained ownership requirements, vesting requirements and transfer restrictions.

Firm Use of Our Founders’ Private Aircraft

In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Conway, D’Aniello and Rubenstein. Messrs. Conway, D’Aniello and Rubenstein paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Conway, D’Aniello and Rubenstein and other of our personnel is made at market rates, which during 2013 totaled $127,090 for Mr. Conway, $281,003 for Mr. D’Aniello, and $649,704 for Mr. Rubenstein. We also made payments for services and supplies relating to business use flight operations to managers of the airplanes of Messrs. D’Aniello, Conway and Rubenstein, which during 2013 aggregated $1,087,186 in the case of Mr. Conway’s airplane, $1,192,867 in the case of Mr. D’Aniello’s airplane, and $3,768,674 in the case of Mr. Rubenstein’s airplane. Certain of these services were performed by one of our portfolio companies, Landmark Aviation.

As the co-founder primarily responsible for, among other things, maintaining strong relationships with and securing future commitments from Carlyle’s investors, particularly outside the United States, Mr. Rubenstein has an exceptionally rigorous travel schedule. In 2013, Mr. Rubenstein traveled extensively outside of Washington, visiting 24 countries and 31 non-U.S. cities, many of which he visited on multiple occasions.

Investments In and Alongside Carlyle Funds

Our directors and executive officers are permitted to co-invest their own capital alongside our carry funds and we encourage our professionals to do so because we believe that investing in and alongside our funds further aligns the interests of our professionals with those of our fund investors and with our own. Co-investments are investments in investment vehicles or other assets on the same terms and conditions as those available to the applicable fund, except that these co-investments are not subject to management fees, incentive fees or carried interest. These investments are funded with our professionals’ own “after tax” cash and not with deferral of management or incentive fees. Co-investors are responsible for their pro-rata share of partnership and other general and administrative fees and expenses. In addition, our directors and executive officers are permitted to invest their own capital directly in investment funds we advise, in most instances not subject to management fees, incentive fees or carried interest. In 2013 alone, our founders invested an aggregate of approximately $437 million in and alongside our funds. We intend to continue our co-investment program and we expect that our senior Carlyle professionals will continue to invest significant amounts of their own capital in and alongside the funds that we manage.

The amount invested in and alongside our investment funds during 2013 by our directors and executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $207,429,258 for Mr. Conway, $110,573,981 for Mr. D’Aniello, $98,233,094 for Mr. Rubenstein, $49,533 for Mr. Arpey, $354,989 for Mr. Ferguson, $693,986 for Ms. Friedman, $1,351,733 for Mr. Marchick, $4,588,894 for Mr. Petrick and $12,472,305 for Mr. Youngkin. Mr. Chappuis did not make any investments in 2013. The amount of distributions, including profits and return of capital, to our directors and executive officers (and their family members and investment vehicles) during 2013 in respect of previous investments was $252,820,778 for Mr. Conway, $109,458,552 for Mr. D’Aniello, $108,050,940 for Mr. Rubenstein, $855,411 for Mr. Ferguson, $270,928 for Ms. Friedman, $1,066,836 for Mr. Marchick, $1,174,400 for Mr. Petrick and $34,062,213 for Mr. Youngkin. Neither Mr. Arpey nor Mr. Chappuis received any distributions in 2013 in respect of previous investments. Our directors and executive officers (and their family members and investment vehicles) made additional commitments to our investment funds during 2013. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to new carry funds and additional commitments to our open-end funds during 2013 of approximately $586 million, and the total unfunded commitment of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2013 was $342,563,968 for Mr. Conway, $326,751,437 for Mr. D’Aniello, $337,380,546 for Mr. Rubenstein, $368,470 for Mr. Arpey, $500,000 for Mr. Chappuis, $2,747,356 for Mr. Ferguson, $3,248,641 for Ms. Friedman, $4,882,890 for Mr. Marchick, $9,398,589 for Mr. Petrick and $50,928,476 for Mr. Youngkin. Certain members of the board of directors of our general partner are employees of Carlyle or are operating executives and also own investments in and alongside our investment funds. During 2013, Messrs. Hance and Mathias invested $934,152 and $44,333, respectively, in and alongside our investment funds and received distributions in respect of previous investments, including profits and return of capital, of $1,699,517 and $210,669, respectively. Mr. Fishman made a commitment of $2 million to one of our investment funds that remains unfunded as of December 31, 2013. The opportunity to invest in and alongside our funds is available to all of our senior Carlyle professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. Our directors and officers may also purchase outstanding interests in our investment funds, whereupon the interests may no longer be subject to management fees or carried interest in some cases.

Other Transactions

Mr. Hance, a member of the board of directors of our general partner, is an Operating Executive of Carlyle and received, for the year ended December 31, 2013, an operating executive fee in respect of his service in such capacity of $250,000. In addition, it is anticipated that Mr. Hance will receive a grant of deferred restricted common units on or about May 1, 2014 equivalent to $100,000. These deferred restricted common units are anticipated to have a vesting schedule whereby all of them will vest on the one year anniversary of the grant date. Mr. Hance is also allocated carried interest at the level of the general partners of our investment funds. For the year ended December 31, 2013, Mr. Hance received distributions of $27,059 in respect of such carried interest.

Mr. Mathias, a member of the board of directors of our general partner, is a Managing Director of Carlyle and received, for the year ended December 31, 2013 total compensation in respect of his service in such capacity of $1,351,169, which was comprised of a salary of $250,000 and a discretionary bonus of $1,200,000, of which $1,056,000 was paid in cash and the balance of which was mandatorily paid in deferred restricted common units granted in February 2014. These deferred restricted common units will vest over a period of 18 months starting on February 1, 2014. Mr. Mathias also received 28,728 deferred restricted common units on February 1, 2014 as part of our year-end compensation program, which will vest 50% over 42 months and the remaining 50% after 66 months. Mr. Mathias was also previously allocated interests in the firm’s equity pool as well as carried interest at the level of the general partners of our investment funds. For the year ended December 31, 2013, Mr. Mathias received distributions of $45,169 in respect of such equity pool and carried interest.

During 2013, Mr. Arpey had a loan outstanding to the Partnership in the amount of $1,501,689.62. The loan was entered into when Mr. Arpey joined Carlyle in 2010 and bore interest at market rates. The loan was repaid in full on February 15, 2013.

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

In addition, we have entered into indemnification arrangements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted by applicable law. We also indemnify such persons to the extent they serve at our request as directors, officers, employees or other agents of any other entity, such as an investment vehicle advised by us or its portfolio companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2013 and 2012 (dollars in millions):

	Year Ended December 31, 2013
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.8	(a)	$11.5	(d)	$17.3
Audit-Related Fees	$0.7	(b)	$9.5	(e)	$10.2
Tax Fees	$2.4	(c)	$5.4	(d)	$7.8
All Other Fees	$—		$—		$—

Total	$8.9		$26.4		$35.3

	Year Ended December 31, 2012
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.2	(a)	$8.9	(d)	$14.1
Audit-Related Fees	$1.4	(b)	$9.6	(e)	$11.0
Tax Fees	$2.8	(c)	$4.5	(d)	$7.3
All Other Fees	$—		$—		$—

Total	$9.4		$23.0		$32.4

(a)	Audit Fees consisted of fees for (1) the audits of our consolidated financial statements included in this Annual Report on Form 10-K and our internal controls over financial reporting, and services required by statute or regulation; (2) reviews of interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (3) comfort letters, consents and other services related to SEC and other regulatory filings. This also includes fees for accounting consultation billed as audit services.
(b)	Audit-Related Fees consisted of due diligence in connection with acquisitions, and other audit and attest services not required by statute or regulation.
(c)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $1.7 million and $2.2 million for the years ended December 31, 2013 and 2012, respectively.
(d)	Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax compliance and tax advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $4.5 million and $3.9 million for the years ended December 31, 2013 and 2012, respectively.
(e)	Audit-Related Fees included assurance, merger and acquisition due diligence services provided in connection with contemplated investments by Carlyle-sponsored investment funds and attest services not required by statute or regulation. In addition, Ernst & Young provided audit, audit-related, tax and other services to certain Carlyle fund portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here. We also use other accounting firms to provide these services.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of The Carlyle Group L.P., dated as of May 8, 2012, by and among Carlyle Group Management L.L.C. and the limited partners thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

4.1	Indenture dated as of January 18, 2013 among Carlyle Holdings Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on January 18, 2013).

4.2	First Supplemental Indenture dated as of January 18, 2013 among Carlyle Holdings Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on January 18, 2013).

4.3	Form of 3.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on January 18, 2013).

4.4	Indenture dated as of March 28, 2013 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on March 28, 2013).

4.5	First Supplemental Indenture dated as of March 28, 2013 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on March 28, 2013).

4.6	Form of 5.625% Senior Note due 2043 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on March 28, 2013).

10.1	Amended and Restated Limited Partnership Agreement of Carlyle Holdings I L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

Exhibit No.	Description

10.2	Amended and Restated Limited Partnership Agreement of Carlyle Holdings II L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.3	Amended and Restated Limited Partnership Agreement of Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.4	Exchange Agreement, dated as of May 2, 2012, among the Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.5	Tax Receivable Agreement, dated as of May 2, 2012, by and among The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.6	Registration Rights Agreement with Senior Carlyle Professionals, dated as of May 8, 2012, by and among the Partnership, TCG Carlyle Global Partners L.L.C. and certain of the limited partners of each of the Carlyle Holdings Partnerships (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.7	Registration Rights Agreement by and among the Partnership, MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd. and Five Overseas Investment L.L.C, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.8	Registration Rights Agreement with the California Public Employees’ Retirement System, dated as of May 8, 2012, by and among the Partnership and California Public Employees’ Retirement System (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

10.9+	Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on April 16, 2012).

10.10	Noncompetition Agreement with William E. Conway, Jr. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.11	Noncompetition Agreement with Daniel A. D’Aniello (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

Exhibit No.	Description

10.12	Noncompetition Agreement with David M. Rubenstein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.13+	Amended and Restated Employment Agreement with Adena T. Friedman (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012).

10.14	Note And Unit Subscription Agreement, dated as of December 16, 2010, by and among TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TCG Holdings, L.L.C., TCG Holdings Cayman, L.P., TCG Holdings II, L.P., TCG Holdings Cayman II, L.P., Fortieth Investment Company L.L.C., MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd., and Five Overseas Investment L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012).

10.15	Lease, dated January 10, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on November 7, 2011).

10.16	Lease, dated April 16, 2010, between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on November 7, 2011).

10.17	First Amendment to Deed of Lease, dated November 8, 2011, between Commonwealth Tower, L.P. and Carlyle Investment Management L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

10.18	Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on March 14, 2013).

10.18.1*	Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee.

10.19	Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

10.19.1*	Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee.

Exhibit No.	Description

10.20	Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C as Lessee (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on March 14, 2013).

10.20.1*	Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee.

10.21	Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Delaware) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012.

10.22	Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Cayman Islands) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012.

10.24	Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., as Parent Guarantor, the Lenders party hereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents. (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.24.1	Amendment No. 1, dated as of August 9, 2013, to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents. (incorporated by reference to Exhibit 10.24.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35538) filed with the SEC on August 12, 2013).

10.25	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.26*	Form of Global Deferred Restricted Common Unit Agreement.

10.27+	Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.28+*	Employment Agreement with Jacques P. Chappuis.

10.29+*	Employment Agreement with Michael J. Petrick.

Exhibit No.	Description

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.3*	Certification of the Chairman pursuant to Rule 13a – 14(a).

31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Amended and Restated Agreement of Limited Liability Company of the General Partner of the Registrant (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on February 14, 2012).

99.2*	Section 13(r) Disclosure.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

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

Date: February 26, 2014

The Carlyle Group L.P.
By: Carlyle Group Management L.L.C., its general partner

By:	/s/ Adena T. Friedman
Name: Adena T. Friedman
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2014.

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