Form 10-Q
period 2014-03-31
Carlyle Group L.P.
filed 2014-05-08
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of the Registrant’s common units representing limited partner interests outstanding as of April 30, 2014 was 64,092,165.

i

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Website and Social Media Disclosure

We use our website (www.carlyle.com), our corporate Facebook page (http://www.facebook.com/pages/The-Carlyle-Group/103519702981?rf=110614118958798) and our corporate Twitter account (@OneCarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.carlyle.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

Prior to the reorganization on May 2, 2012 in connection with our initial public offering, our business was owned by four holding entities: TC Group, L.L.C.; TC Group Cayman, L.P.; TC Group Investment Holdings, L.P. and TC Group Cayman Investment Holdings, L.P. We refer to these four holding entities collectively as the “Parent Entities.” The Parent Entities were under the common ownership and control of our senior Carlyle professionals and two strategic investors that owned minority interests in our business — entities affiliated with Mubadala Development Company, an Abu-Dhabi based strategic development and investment company (“Mubadala”), and California Public Employees’ Retirement System (“CalPERS”). Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure to Carlyle Group, which was comprised of the Parent Entities and their consolidated subsidiaries and (2) after our reorganization into a holding partnership structure, to The Carlyle Group L.P. and its consolidated subsidiaries.

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

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, fund of funds vehicles and the NGP funds), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. The “NGP management fee funds” refer to those funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we only receive management fees. The “NGP carry fund” refers to the fund advised by NGP from which we are entitled to receive a carried interest. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”).

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a) for carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and NGP carry fund, the amount of investor capital commitments before the first investment realization;

(b) for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and NGP carry fund where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

(c) the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs;

(d) the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds;

(e) the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds; and

(f) for AlpInvest fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital.

“Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM equals the sum of the following:

(a) the fair value of the capital invested in our carry funds, co-investment vehicles, fund of funds vehicles and the NGP management fee funds and NGP carry fund plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b) the amount of aggregate collateral balance and principal cash at par of our CLOs (inclusive of all positions) and the reference portfolio notional amount of our synthetic CLOs; and

(c) the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds; and

(d) the gross assets (including assets acquired with leverage) of our business development companies.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and the NGP carry fund. In addition, our Solutions segment includes certain assets under consulting relationships. Fee-earning AUM and AUM only include those assets which earn a material fee.

For our carry funds, co-investment vehicles, fund of funds vehicles, NGP management fee funds and the NGP carry fund, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

Our calculations of AUM and Fee-earning AUM may differ from the calculations of other alternative asset managers. As a result, these measures may not be comparable to similar measures presented by other alternative asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management or performance fees. Our calculations of AUM or Fee-earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,034.3	$966.6
Cash and cash equivalents held at Consolidated Funds	2,149.8	1,402.7
Restricted cash	45.4	129.9
Restricted cash and securities of Consolidated Funds	25.2	25.7
Accrued performance fees	3,776.6	3,653.6
Investments	748.0	765.3
Investments of Consolidated Funds	27,080.1	26,886.4
Due from affiliates and other receivables, net	165.3	175.9
Due from affiliates and other receivables of Consolidated Funds, net	282.9	626.2
Receivables and inventory of a consolidated real estate VIE	170.9	180.4
Fixed assets, net	67.4	68.8
Deposits and other	50.2	38.5
Other assets of a consolidated real estate VIE	46.7	60.1
Intangible assets, net	568.6	582.8
Deferred tax assets	137.1	59.4

Total assets	$36,348.5	$35,622.3

Liabilities and partners’ capital
Loans payable	$42.4	$42.4
3.875% senior notes due 2023	499.8	499.8
5.625% senior notes due 2043	607.0	398.4
Loans payable of Consolidated Funds	15,678.7	15,220.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $278.3 and $305.3 as of March 31, 2014 and December 31, 2013, respectively)	125.3	122.1
Accounts payable, accrued expenses and other liabilities	240.2	265.1
Accrued compensation and benefits	2,193.3	2,253.0
Due to affiliates	274.3	403.7
Deferred revenue	198.0	64.1
Deferred tax liabilities	120.4	103.6
Other liabilities of Consolidated Funds	1,647.7	1,382.7
Other liabilities of a consolidated real estate VIE	98.0	97.7
Accrued giveback obligations	35.7	39.6

Total liabilities	21,760.8	20,892.9
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	4,671.4	4,352.0
Partners’ capital (common units, 64,092,165 and 49,353,406 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	471.1	357.1
Accumulated other comprehensive loss	(14.6)	(11.2)
Partners’ capital appropriated for Consolidated Funds	381.1	463.6
Non-controlling interests in consolidated entities	7,371.9	7,696.6
Non-controlling interests in Carlyle Holdings	1,706.8	1,871.3

Total partners’ capital	9,916.3	10,377.4

Total liabilities and partners’ capital	$36,348.5	$35,622.3

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
Revenues
Fund management fees	$260.3	$231.4
Performance fees
Realized	251.4	252.8
Unrealized	369.1	389.6

Total performance fees	620.5	642.4
Investment income (loss)
Realized	—	(4.2)
Unrealized	6.1	4.6

Total investment income (loss)	6.1	0.4
Interest and other income	3.8	2.4
Interest and other income of Consolidated Funds	250.7	268.4
Revenue of a consolidated real estate VIE	6.0	—

Total revenues	1,147.4	1,145.0
Expenses
Compensation and benefits
Base compensation	204.6	178.5
Equity-based compensation	74.2	52.3
Performance fee related
Realized	108.7	108.7
Unrealized	221.6	195.0

Total compensation and benefits	609.1	534.5
General, administrative and other expenses	134.3	111.4
Interest	12.2	10.5
Interest and other expenses of Consolidated Funds	264.0	250.1
Interest and other expenses of a consolidated real estate VIE	49.2	—
Other non-operating (income) expenses	30.2	(2.4)

Total expenses	1,099.0	904.1
Other income
Net investment gains of Consolidated Funds	424.0	211.5

Income before provision for income taxes	472.4	452.4
Provision for income taxes	16.0	24.9

Net income	456.4	427.5
Net income attributable to non-controlling interests in consolidated entities	324.5	168.0

Net income attributable to Carlyle Holdings	131.9	259.5
Net income attributable to non-controlling interests in Carlyle Holdings	107.3	225.7

Net income attributable to The Carlyle Group L.P.	$24.6	$33.8

Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.46	$0.78

Diluted	$0.41	$0.66

Weighted-average common units
Basic	52,501,412	43,343,268

Diluted	59,453,670	51,109,008

Distributions declared per common unit	$1.40	$0.85

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$456.4	$427.5
Other comprehensive income
Foreign currency translation adjustments	87.8	59.8
Cash flow hedges
Net gains for the period	—	0.2
Less: reclassification adjustment for loss included in interest expense	0.6	1.5
Defined benefit plans
Net gains for the period	0.8	1.0
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.1	0.2

Other comprehensive income	89.3	62.7

Comprehensive income	545.7	490.2
Less: Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	82.5	272.8
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	(431.3)	(330.1)
Less: Comprehensive income attributable to redeemable non-controlling interests in consolidated entities	(67.0)	(177.2)

Comprehensive income attributable to Carlyle Holdings	129.9	255.7
Less: Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(105.8)	(222.4)

Comprehensive income attributable to The Carlyle Group L.P.	$24.1	$33.3

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$456.4	$427.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57.7	43.5
Equity-based compensation	74.2	52.3
Non-cash performance fees	(446.3)	(475.0)
Other non-cash amounts	42.6	3.0
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(474.1)	(586.5)
Realized/unrealized loss from loans payable of Consolidated Funds	66.5	387.0
Purchases of investments by Consolidated Funds	(2,418.6)	(2,934.1)
Proceeds from sale and settlements of investments by Consolidated Funds	2,801.2	3,181.4
Non-cash interest income, net	(8.9)	(21.4)
Change in cash and cash equivalents held at Consolidated Funds	(31.7)	679.5
Change in other receivables held at Consolidated Funds	310.4	26.9
Change in other liabilities held at Consolidated Funds	265.0	321.6
Investment income	(6.9)	16.2
Purchases of investments and trading securities	(12.0)	(60.6)
Proceeds from the sale of investments and trading securities	390.8	108.8
Payments of contingent consideration	(43.5)	—
Changes in deferred taxes, net	1.4	11.2
Change in due from affiliates and other receivables	(5.3)	(3.6)
Change in receivables and inventory of a consolidated real estate VIE	(0.8)	—
Change in deposits and other	(7.1)	2.1
Change in other assets of a consolidated real estate VIE	11.5	—
Change in accounts payable, accrued expenses and other liabilities	(32.3)	(3.8)
Change in accrued compensation and benefits	(57.3)	152.0
Change in due to affiliates	(83.9)	(2.1)
Change in other liabilities of a consolidated real estate VIE	7.3	—
Change in deferred revenue	133.5	128.9

Net cash provided by operating activities	989.8	1,454.8
Cash flows from investing activities
Change in restricted cash	84.5	(9.3)
Purchases of fixed assets, net	(3.7)	(5.4)
Acquisitions, net of cash acquired	(3.1)	—

Net cash provided by (used in) investing activities	77.7	(14.7)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities
Repayments under credit facility	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1
Payments on loans payable	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(9.5)	—
Net payment on loans payable of Consolidated Funds	(323.2)	(769.3)
Payments of contingent consideration	(29.2)	(10.0)
Distributions to common unitholders	(70.4)	(36.8)
Distributions to non-controlling interest holders in Carlyle Holdings	(366.5)	(223.5)
Net proceeds from issuance of common units, net of offering costs	449.5	—
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	—
Contributions from non-controlling interest holders	753.3	477.2
Distributions to non-controlling interest holders	(1,256.9)	(981.5)
Change in due to/from affiliates financing activities	1.6	38.5
Change in due to/from affiliates and other receivables of Consolidated Funds	(53.9)	52.7

Net cash used in financing activities	(997.8)	(1,424.6)
Effect of foreign exchange rate changes	(2.0)	(12.2)

Increase in cash and cash equivalents	67.7	3.3
Cash and cash equivalents, beginning of period	966.6	567.1

Cash and cash equivalents, end of period	$1,034.3	$570.4

Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$32.9	$—

Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$70.0	$—

Tax receivable agreement liability	$60.1	$—

Total partners’ capital	$9.9	$—

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

Basis of Presentation

The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company (see Note 17) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to the Partnership. The majority economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds and redeemable non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

March 2014 Public Offering of Partnership Common Units

On March 10, 2014, the Partnership completed a public offering of 13,800,000 common units priced at $33.50 per common unit. The Partnership received net proceeds of approximately $449.5 million, after deduction of the underwriting discount and offering expenses. The Partnership’s wholly-owned subsidiaries used $146.1 million of the net proceeds to acquire 4,500,000 newly issued Carlyle Holdings partnership units from Carlyle Holdings. These proceeds will be used by Carlyle Holdings for general corporate purposes, investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. The Partnership’s wholly-owned subsidiaries used the remaining net proceeds of $303.4 million to acquire 9,300,000 Carlyle Holding partnership units from the other limited partners of Carlyle Holdings, including certain of the Partnership’s directors and executive officers.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s consolidated financial statements. As it relates to the 4,500,000 newly issued Carlyle Holdings partnership units that the Partnership acquired, because the Partnership acquired these partnership units at a valuation in excess of the proportion of the book value of the net assets acquired, the Partnership incurred an immediate dilution of approximately $116.8 million. This dilution was reflected within partners’ capital as a reallocation from partners’ capital to non-controlling interests in Carlyle Holdings.

As it relates to the 9,300,000 Carlyle Holdings partnership units that the Partnership acquired from the other limited partners of Carlyle Holdings, the Partnership accounted for this transaction as an acquisition of ownership interests in a subsidiary while retaining a controlling interest in the subsidiary. Accordingly, the carrying value of the non-controlling interest was adjusted to reflect the change in the ownership interests in Carlyle Holdings. The excess of the fair value of the consideration issued by the Partnership over the carrying amount of the non-controlling interest acquired was recognized directly as a reduction to partners’ capital. The adjustment to partners’ capital was derived as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred:
Cash	$303.4
Carrying value of non-controlling interest acquired	(66.4)

Excess of fair value of consideration transferred over carrying value of non-controlling interest acquired	$237.0

The following summarizes the adjustments within partners’ capital related to the March 2014 public offering (Dollars in millions):

	Partners’ Capital	Non-controlling interests in Carlyle Holdings	Total Partners’ Capital
Proceeds from The Carlyle Group L.P. common units issued	$449.5	$—	$449.5
Dilution associated with the acquisition of 4,500,000 Carlyle Holdings partnership units	(116.8)	116.8	—
Acquisition of non-controlling interest in Carlyle Holdings	(237.0)	(66.4)	(303.4)

Total increase	$95.7	$50.4	$146.1

Additionally, the acquisition by the Partnership of the 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings is subject to the terms of the tax receivable agreement. Accordingly, the Partnership recorded a deferred tax asset of $70.0 million, an increase to the liability owed under the tax receivable agreement of $60.1 million, and an increase in partners’ capital of $9.9 million based on estimated tax information available at the time. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable.

Following the issuance of common units from the March 2014 public offering, the issuance of common units for the acquisition of Diversified Global Asset Management Corporation (see Note 3) and the vesting of deferred restricted common units, the total number of Partnership common units outstanding as of March 31, 2014 was 64,092,165 common units.

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

As of March 31, 2014, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $25.1 billion and $17.5 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of March 31, 2014, the Partnership held $86.6 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Investments	$356.2	$364.8
Receivables	57.4	132.4

Maximum Exposure to Loss	$413.6	$497.2

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

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 2.0% of NAV per year. Management fees for the Partnership’s business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs typically range from 0.15% to 0.65% on the total par amount of assets in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs and credit opportunities funds are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

Management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge fund vehicles generally range from 0.2% to 1.5% of net asset value. Management fees for our Solutions segment are generally due quarterly and recognized over the related quarter.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $7.0 million and $15.0 million for the three months ended March 31, 2014 and 2013, respectively, net of any offsets as defined in the respective partnership agreements.

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

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2014 and December 31, 2013, the Partnership has recognized $35.7 million and $39.6 million, respectively, for giveback obligations.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $0.3 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $221.2 million and $230.6 million for the three months ended March 31, 2014 and 2013, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

Compensation and Benefits

Base Compensation – Base compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.

Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award.

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

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of March 31, 2014 and December 31, 2013, the Partnership had recorded a liability of $1.8 billion and $1.7 billion, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), using the liability method. ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

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

The Partnership records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that the Partnership estimates that the corporate taxpayers will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Partnership will reduce the deferred tax asset with a valuation allowance and will assess the probability that the related liability owed under the tax receivable agreement will be paid. The Partnership records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement, which is included in due to affiliates in the accompanying condensed consolidated financial statements. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Partnership’s partners’ capital.

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

Non-controlling interests in Carlyle Holdings relate to the ownership interests of the other limited partners of the Carlyle Holdings partnerships. The Partnership, through wholly-owned subsidiaries, is the sole general partner of Carlyle Holdings. Accordingly, the Partnership consolidates Carlyle Holdings into its consolidated financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s condensed consolidated financial statements. Any change to the Partnership’s ownership interest in Carlyle Holdings while it retains the controlling financial interest in Carlyle Holdings is accounted for as a transaction within partners’ capital as a reallocation of ownership interests in Carlyle Holdings.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $72.2 million and $55.2 million at March 31, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its corporate private equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million is included in restricted cash at March 31, 2014 and December 31, 2013. Restricted cash at March 31, 2014 also includes $6.2 million of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in April 2014. Also included in restricted cash at March 31, 2014 and December 31, 2013 is €4.4 million ($6.1 million as of March 31, 2014 and December 31, 2013) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at March 31, 2014 and December 31, 2013 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $13.3 million and $13.4 million is included in restricted cash and securities of Consolidated Funds at March 31, 2014 and December 31, 2013, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of March 31, 2014 and December 31, 2013, securities of $11.9 million and $12.3 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2014 and December 31, 2013 were as follows:

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(1.2)	$(1.0)
Currency translation adjustments	(11.4)	(8.5)
Unrealized losses on defined benefit plans	(2.0)	(1.7)

Total	$(14.6)	$(11.2)

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 provides additional guidance on the characteristics necessary to qualify as an investment company. The Partnership currently consolidates entities that are investment companies and the Partnership retains the specialized accounting for those investment companies in its consolidated financial statements. The Partnership adopted this guidance as of January 1, 2014 and the adoption did not have a material impact on the Partnership’s condensed consolidated financial statements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Acquisitions

Acquisition of Diversified Global Asset Management Corporation

On February 3, 2014, the Partnership acquired 100% of the equity interests in Diversified Global Asset Management Corporation (“DGAM”), a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. DGAM also advises on $3.6 billion in assets, for which it earns a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM is the Partnership’s fund of hedge funds platform and is included in the Partnership’s Solutions business segment. In connection with this transaction, the Partnership incurred approximately $1.3 million of acquisition costs that were recorded as expenses.

The acquisition-date fair value of the consideration transferred for the DGAM acquisition, and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred
Cash	$8.0
The Carlyle Group L.P. common units	23.1

Total	$31.1

Estimated fair value of assets acquired and liabilties assumed
Cash	$4.9
Other assets	3.9
Finite-lived intangible assets - contractual rights	29.0
Goodwill	8.6
Deferred tax liabilities	(7.7)
Other liabilities	(7.6)

Total	$31.1

The finite-lived intangible assets are amortized over a seven-year period.

The Partnership recognized a dilution in partners’ capital associated with the issuance of Carlyle common units and the portion of this transaction allocable to the non-controlling interests in Carlyle Holdings. The effect of the dilution was an increase to non-controlling interests in Carlyle Holdings of approximately $19.4 million and a corresponding decrease to partners’ capital.

The amount of revenue and earnings of DGAM since the acquisition date and the pro forma impact to the Partnership’s condensed consolidated financial results for the three months ended March 31, 2014 and 2013 as if the acquisition had been consummated as of January 1, 2013, was not significant.

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

See Note 3 to the consolidated financial statements included in the Partnership’s 2013 Annual Report on Form 10-K for additional information on the Metropolitan acquisition.

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

See Note 3 to the consolidated financial statements included in the Partnership’s 2013 Annual Report on Form 10-K for additional information on the acquisition of remaining 40% equity interest in AlpInvest.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2014:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$546.7	$95.0	$2,485.0	$3,126.7
Bonds	—	—	1,223.9	1,223.9
Loans	—	—	14,324.6	14,324.6
Partnership and LLC interests(1)	—	—	3,723.6	3,723.6
Hedge funds	—	4,679.9	—	4,679.9
Other	—	—	1.4	1.4

	546.7	4,774.9	21,758.5	27,080.1
Trading securities	—	—	5.2	5.2
Restricted securities of Consolidated Funds	3.6	—	8.3	11.9

Total	$550.3	$4,774.9	$21,772.0	$27,097.2

Liabilities
Loans payable of Consolidated Funds	$—	$—	$15,678.7	$15,678.7
Loans payable of a consolidated real estate VIE	—	—	125.3	125.3
Interest rate swaps	—	5.5	—	5.5
Derivative instruments of the CLOs	—	—	14.7	14.7
Contingent consideration(2)	—	26.3	135.4	161.7

Total	$—	$31.8	$15,954.1	$15,985.9

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan, excluding employment-based contingent consideration (see Note 9).

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of individuals with previous valuation experience reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees, which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2014
	Investments of Consolidated Funds						Restricted securities of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other		Total
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(87.5)	—	—	—	—	—	—	(87.5)
Purchases	14.4	99.0	1,787.0	133.8	—	—	—	2,034.2
Sales	(240.3)	(138.8)	(372.5)	(450.9)	—	(3.6)	—	(1,206.1)
Settlements	—	—	(1,177.8)	—	—	—	—	(1,177.8)
Realized and unrealized gains (losses), net	79.8	14.2	20.1	225.5	(0.6)	1.9	(0.3)	340.6

Balance, end of period	$2,485.0	$1,223.9	$14,324.6	$3,723.6	$1.4	$5.2	$8.3	$21,772.0

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(88.7)	$13.7	$60.2	$(105.0)	$(0.6)	$1.9	$(0.3)	$(118.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Assets
	Three Months Ended March 31, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$21,042.2
Transfers out (1)	(4.3)	—	—	—	—	—	(4.3)
Purchases	68.1	175.2	2,255.5	88.4	—	—	2,587.2
Sales	(44.5)	(209.4)	(593.5)	(240.0)	—	—	(1,087.4)
Settlements	—	—	(1,418.4)	—	—	—	(1,418.4)
Realized and unrealized gains (losses), net	78.7	9.2	(26.3)	(161.7)	1.5	2.0	(96.6)

Balance, end of period	$2,573.1	$909.2	$13,507.4	$4,002.2	$8.8	$22.0	$21,022.7

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$124.5	$21.7	$121.8	$69.9	$(8.1)	$2.0	$331.8

(1)	Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

	Financial Liabilities
	Three Months Ended March 31, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$185.9	$122.1	$15,541.8
Borrowings	1,345.0	—	—	9.6	1,354.6
Paydowns	(949.2)	—	(72.7)	(19.1)	(1,041.0)
Sales	—	(0.9)	—	—	(0.9)
Realized and unrealized losses, net	62.2	2.5	22.2	12.7	99.6

Balance, end of period	$15,678.7	$14.7	$135.4	$125.3	$15,954.1

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(23.3)	$(1.6)	$22.2	$12.7	$10.0

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2014:

(Dollars in millions)	Fair Value at March 31, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,256.8	Comparable Multiple	LTM EBITDA Multiple	5.1x - 15.3x (11.1x)
	169.7	Comparable Multiple	Price Earnings Multiple	16.9x - 16.9x (16.9x)
	8.3	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)
	23.9	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $280 ($0)
	26.3	Discounted Cash Flow	Discount Rate	5% - 15% (14%)
			Exit Cap Rate	12% - 12% (12%)
Bonds	1,223.9	Consensus Pricing	Indicative Quotes (% of Par)	0 - 132 (101)
Loans	14,154.8	Consensus Pricing	Indicative Quotes (% of Par)	0 - 157 (98)
	169.8	Market Yield Analysis	Market Yield	5% - 16% (12%)
Partnership and LLC interests	3,723.6	NAV of Underlying Fund(1)	N/A	N/A
Other	1.4	Various	N/A	N/A

	21,758.5
Trading securities and other	4.7	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
	0.5	Discounted Cash Flow	Discount Rate	7% - 7% (7%)
Restricted securities of Consolidated Funds	8.3	Consensus Pricing	Indicative Quotes (% of Par)	83 - 83 (83)

Total	$21,772.0

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,408.7	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 9% (2%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 70% (62%)
			Indicative Quotes (% of Par)	69 - 101 (97)
Subordinated notes and preferred shares	1,254.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 25% (16%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 70% (62%)
			Indicative Quotes (% of Par)	1 - 140 (61)
Combination notes	15.9	Consensus Pricing	Indicative Quotes (% of Par)	95 - 97 (96)
Loans payable of a consolidated real estate VIE	125.3	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (43%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	14.7	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 33 (7)
Contingent cash consideration(2)	135.4	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (69%)
			Discount Rate	1% - 32% (10%)

Total	$15,954.1

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2013:

(Dollars in millions)	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,479.6	Comparable Multiple	LTM EBITDA Multiple	5.6x - 15.5x (10.8x)
	169.7	Comparable Multiple	Price Earnings Multiple	17.0x - 17.0x (17.0x)
	10.2	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)
	24.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $250 ($0)
	30.5	Discounted Cash Flow	Discount Rate	5% - 12% (11%)
			Exit Cap Rate	11% - 11% (11%)
Bonds	1,249.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 130 (100)
Loans	13,858.6	Consensus Pricing	Indicative Quotes (% of Par)	0 - 158 (98)
	209.2	Market Yield Analysis	Market Yield	5% - 17% (10%)
Partnership and LLC interests	3,815.2	NAV of Underlying Fund(1)	N/A	N/A
Other	2.0	Various	N/A	N/A

	21,848.6
Trading securities and other	5.0	Comparable Multiple	LTM EBITDA Multiple	5.9x - 5.9x (5.9x)
	1.9	Discounted Cash Flow	Discount Rate	7% - 7% (7%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	86 - 86 (86)

Total	$21,864.1

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,910.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	2% - 10% (3%)
			Default Rates	1% - 6% (3%)
			Recovery Rates	50% - 75% (63%)
			Indicative Quotes (% of Par)	40 - 101 (98)
Subordinated notes and preferred shares	1,294.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 25% (16%)
			Default Rates	1% - 6% (2%)
			Recovery Rates	50% - 75% (62%)
			Indicative Quotes (% of Par)	0 - 102 (60)
Combination notes	16.3	Consensus Pricing	Indicative Quotes (% of Par)	93 - 100 (98)
Loans payable of a consolidated real estate VIE	122.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (45%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	13.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 31 (6)
Contingent cash consideration(2)	185.9	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (81%)
			Discount Rate	1% - 32% (17%)

Total	$15,541.8

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s loans payable of a consolidated real estate VIE are discounts to expected payment and discount rate. A significant increase in either of these inputs in isolation would result in a significantly lower fair value measurement.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$2,912.2	$2,830.4
Global Market Strategies	122.8	167.2
Real Assets	291.2	277.2
Solutions	450.4	378.8

Total	$3,776.6	$3,653.6

Approximately 63% and 62% of accrued performance fees at March 31, 2014 and December 31, 2013, respectively, are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$(8.7)	$(10.4)
Global Market Strategies	(2.1)	(2.1)
Real Assets	(24.9)	(27.1)

Total	$(35.7)	$(39.6)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity	$453.2	$434.7
Global Market Strategies	66.1	108.5
Real Assets	16.8	63.0
Solutions	84.4	36.2

Total	$620.5	$642.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Approximately 67% ($413.1 million) of performance fees for the three months ended March 31, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P. were $270.6 million and $184.6 million, respectively, for the three months ended March 31, 2014.

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

6. Investments

Investments consist of the following:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$735.1	$751.1
Trading securities and other investments	12.9	14.2

Total investments	$748.0	$765.3

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

The sellers also granted the Partnership options to purchase additional interests in NGP. Specifically, the Partnership acquired (1) an option, exercisable by the Partnership between July 1, 2014 and July 1, 2015, to purchase from BNRI, for a purchase price in cash that is estimated to be between $61.0 million to $70.1 million plus the net capital amount that has been contributed by BNRI, interests in the general partner of NGP X entitling the Partnership to an allocation of income equal to 40% of the carried interest received by such fund’s general partner; (2) an option, exercisable by the Partnership from December 20, 2012 until January 1, 2015, to purchase from BNRI, for a purchase price in cash that is estimated to be between $34.0 million to $38.0 million, additional interests in the general partners of all future carry funds advised by NGP entitling the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners; and (3) an option, exercisable by the Partnership in approximately 13 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.

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

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. For the three months ended March 31, 2014, the Partnership recognized $4.3 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $14.4 million less $18.7 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences. For the three months ended March 31, 2013, the Partnership recognized $1.0 million of realized net investment loss from the investment in NGP Management, comprised of investment earnings of $16.2 million less $17.2 million of expenses associated with the compensatory elements of the transaction and amortization of basis differences.

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $185.1 million and $199.6 million as of March 31, 2014 and December 31, 2013, respectively; these differences are amortized over a period of ten years from the initial investment date.

In April 2014, the Partnership provided notice to BNRI that it would exercise the option to acquire additional interests in the general partners of all future carry funds advised by NGP, which will entitle the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners. The exercise price for this option is approximately $35 million, and the transaction is expected to be completed in May 2014. Although the Partnership is under no obligation to exercise its other option to acquire the additional interests in the general partner of NGP X, the Partnership currently expects to exercise this option before its expiration. When the Partnership exercises these options, the amount paid will be included in the carrying value of the Partnership’s equity-method investment in NGP at such time.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated but in which the Partnership exerts significant influence. Investments are related to the following segments:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity	$222.6	$206.5
Global Market Strategies	24.3	25.1
Real Assets	488.2	519.5

Total	$735.1	$751.1

The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of March 31, 2014 and for the three months then ended, no individual equity method investment held by the Partnership was significant based on the disclosure criteria.

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Income (loss) from equity investments	$4.0	$(2.8)
Income from trading securities	1.9	3.3
Other investment income (loss)	0.2	(0.1)

Total	$6.1	$0.4

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity	$17.0	$12.9
Global Market Strategies	—	1.1
Real Assets	(13.0)	(16.8)

Total	$4.0	$(2.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Trading Securities and Other Investments

Trading securities and other investments as of March 31, 2014 and December 31, 2013 primarily consisted of $12.9 million and $14.2 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds

During the three months ended March 31, 2014, the Partnership formed two new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its consolidated financial statements beginning on their respective closing dates. As of March 31, 2014, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $2.0 billion.

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Interest income from investments	$221.2	$230.6
Other income	29.5	37.8

Total	$250.7	$268.4

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Gains from investments of Consolidated Funds	$488.9	$599.4
Losses from liabilities of CLOs	(65.1)	(386.9)
Gains (losses) on other assets of CLOs	0.2	(1.0)

Total	$424.0	$211.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Realized gains	$732.3	$477.9
Net change in unrealized gains (losses)	(243.4)	121.5

Total	$488.9	$599.4

7. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of March 31, 2014 and December 31, 2013:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Acquired contractual rights	$855.4	$826.1
Acquired trademarks	6.9	6.9
Accumulated amortization	(342.7)	(290.5)

Finite-lived intangible assets, net	519.6	542.5
Goodwill	49.0	40.3

Intangible assets, net	$568.6	$582.8

The following table summarizes the changes in the carrying amount of goodwill by segment as of March 31, 2014. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2013	$28.0	$12.3	$40.3
Goodwill acquired during the period	—	8.6	8.6
Foreign currency translation	—	0.1	0.1

Balance as of March 31, 2014	$28.0	$21.0	$49.0

As part of the accounting for the acquisition of DGAM, the Partnership recorded $8.6 million of goodwill. See Note 3 for more information on this acquisition.

During the three months ended March 31, 2014, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flow. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $24.6 million to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying condensed consolidated financial statements for the three months ended March 31, 2014.

Intangible asset amortization expense, excluding impairment losses, was $27.5 million and $37.0 million for the three months ended March 31, 2014 and 2013, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The following table summarizes the estimated amortization expense for 2014 through 2018 and thereafter (Dollars in millions):

2014	$102.5
2015	96.6
2016	84.5
2017	78.7
2018	71.6
Thereafter	113.0

$546.9

8. Borrowings

The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of March 31, 2014		As of December 31, 2013
	Borrowing	Carrying	Borrowing	Carrying
	Outstanding	Value	Outstanding	Value
Term Loan Due 8/09/2018	$25.0	$25.0	$25.0	$25.0
Term Loan (1)	17.4	17.4	17.4	17.4
3.875% Senior Notes Due 2/01/2023	500.0	499.8	500.0	499.8
5.625% Senior Notes Due 3/30/2043	600.0	607.0	400.0	398.4

	$1,142.4	$1,149.2	$942.4	$940.6

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.

Senior Credit Facility

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at March 31, 2014, the interest rate was 1.41%). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014 and expensed $1.9 million of deferred financing costs in interest expense. The remaining outstanding principal amount under the term loan is payable on August 9, 2018. Total interest expense under the senior credit facility was $0.9 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2014 and December 31, 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Borrowings

On October 3, 2013, the Partnership borrowed €12.6 million ($17.4 million at March 31, 2014) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (2.06% at March 31, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three months ended March 31, 2014. The fair value of the outstanding balance of the term loan at March 31, 2014 and December 31, 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

3.875% Senior Notes

In January 2013, an indirect finance subsidiary of the Partnership issued $500.0 million in aggregate principal amount of 3.875% senior notes due February 1, 2023 at 99.966% of par. Interest is payable semi-annually on February 1 and August 1, beginning August 1, 2013. This subsidiary may redeem the senior notes in whole at any time or in part from time to time at a price equal to the greater of 100% of the principal amount of the notes being redeemed and the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury rate plus 30 basis points plus accrued and unpaid interest on the principal amounts being redeemed to the redemption date. Interest expense on the notes was $5.0 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the fair value of the notes was approximately $500.0 million and $479.6 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.

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

In March 2014, an indirect finance subsidiary of the Partnership issued $200.0 million of 5.625% Senior Notes due March 30, 2043 at 104.315% of par. The net proceeds from the issuance of these notes will be used for general corporate purposes, including investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. These notes were issued as additional 5.625% Senior Notes and will be treated as a single class with the already outstanding $400.0 million aggregate principal amount of these senior notes.

Interest expense on the notes was $6.3 million for the three months ended March 31, 2014. Interest expense on the notes for the three months ended March 31, 2013 was not material. At March 31, 2014 and December 31, 2013, the fair value of the notes was approximately $644.9 million and $398.1 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Swaps

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $500.0 million at March 31, 2014 that amortizes through September 30, 2016.

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

In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $475.0 million at March 31, 2014 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2014.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of March 31, 2014 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.

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

As of March 31, 2014 and December 31, 2013, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,779.7	$14,408.7	1.48%		9.04
Subordinated notes, Income notes and Preferred shares	1,331.2	1,254.1	N/A	(a)	7.88
Combination notes	15.0	15.9	N/A	(b)	7.89

Total	$16,125.9	$15,678.7

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

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2014 and December 31, 2013, the fair value of the CLO assets was $17.6 billion and $16.9 billion, respectively.

Certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates of the applicable CLO in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are used for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant as part of any collateral enhancement obligation. These liquidity facility agreements in the aggregate allow for a maximum borrowing of $6.9 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under the liquidity facility agreements as of March 31, 2014 and December 31, 2013.

9. Contingent Consideration

The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Amounts payable to the sellers who are Carlyle professionals			Contingent
				cash and other
	Performance-based	Performance-based	Employment-based	consideration
	contingent cash	contingent equity	contingent cash	payable to non-
	consideration	consideration	consideration	Carlyle personnel	Total
	(Dollars in millions)
Balance at December 31, 2013	$152.2	$15.7	$148.7	$33.7	$350.3
Change in carrying value	19.5	10.6	13.1	2.7	45.9
Payments	(70.5)	—	—	(2.2)	(72.7)

Balance at March 31, 2014	$101.2	$26.3	$161.8	$34.2	$323.5

The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are Carlyle professionals has been recorded in due to affiliates in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts are recorded in other non-operating (income) expenses in the condensed consolidated statements of operations. The portion of the contingent consideration payment attributable to the initial amount included as part of the consideration transferred is classified as cash flows from financing activities. The portion of the contingent consideration payment that is attributable to the subsequent changes in the fair value of the contingent consideration is classified as cash flows from operating activities in the condensed consolidated statements of cash flows.

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

The fair values of the performance-based contingent cash consideration were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of March 31, 2014 and December 31, 2013, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of March 31, 2014 and December 31, 2013.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management and an estimated amount payable for the options related to NGP:

	As of March 31, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$289.4	$183.0	$472.4	$135.4
Employment-based contingent cash consideration	436.4	45.0	481.4	161.8
Options to acquire additional investments in NGP(2)	—	96.4	96.4	—

Total maximum cash obligations	$725.8	$324.4	$1,050.2	$297.2

(1)	On the condensed consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude liabilities that have been recognized on the consolidated financial statements for performance-based contingent equity consideration.
(2)	Refer to Note 6 for more information.

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

When the Partnership exercises the options to acquire additional investments in NGP, the amount paid will be included in the carrying value of its equity-method investment in NGP at such time. The amount shown in the table is an estimate of the payment required to exercise the two options; the actual amount paid may be different as the payment amount is dependent on the timing of the Partnership’s exercise of the options as well as the net contributed capital in the general partner of NGP Fund X at such time.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Accrued performance fee-related compensation	$1,752.8	$1,661.8
Accrued bonuses	137.9	238.0
Employment-based contingent cash consideration	161.8	148.7
Other	140.8	204.5

Total	$2,193.3	$2,253.0

11. Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2014 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$2,220.1
Global Market Strategies	213.7
Real Assets	589.3
Solutions	28.7

$3,051.8

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

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.4 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.24% weighted-average rate at March 31, 2014). As of March 31, 2014 and December 31, 2013, approximately $7.6 million and $9.0 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2014 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its Corporate Private Equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At March 31, 2014 and December 31, 2013, $13.2 million were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $35.7 million at March 31, 2014, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2014. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $14.8 million and $17.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2014 and December 31, 2013, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $352.1 million and $345.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2014 and December 31, 2013, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

During the first quarter of 2013, the Partnership repaid $23.8 million of giveback obligations to certain funds. These amounts were funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized these liabilities as unrealized performance fee losses. As a result of the giveback repayments, the Partnership reclassified these amounts to realized performance fee losses for the three months ended March 31, 2013.

If, at March 31, 2014, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2014 through 2025. These leases are accounted for as operating leases. Rent expense was approximately $12.9 million and $12.2 million for the three months ended March 31, 2014 and 2013, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The future minimum commitments for the leases are as follows (Dollars in millions):

2014	$39.4
2015	48.1
2016	39.7
2017	36.7
2018	32.5
Thereafter	98.3

$294.7

Total minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2014 were $10.4 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $34.7 million and $34.8 million as of March 31, 2014 and December 31, 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

In April 2014, the Partnership entered into a new lease agreement to extend the term and expand its occupancy of certain office space in New York City through May 31, 2031. The lease was previously scheduled to terminate on May 31, 2020. The new lease will be accounted for as an operating lease and the incremental minimum lease payments on the new lease is approximately $206 million.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The plaintiffs moved to certify the class on October 21, 2013. The case management order calls for a hearing on class certification sometime after May 19, 2014 and a jury trial commencing in November 2014, which could be delayed in the event an appeal to the U.S. Court of Appeals for the First Circuit on the class certification issue should become necessary. Carlyle believes that reasonable litigation and settlement costs that are not covered by applicable insurance are indemnifiable by one or more of our investment funds.

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not concluded that the final resolutions of the matters above will have a material effect upon the Partnership’s condensed consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

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

CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of March 31, 2014, CEREP I had accrued €75.0 million ($103.3 million as of March 31, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

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

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three months ended March 31, 2014 and 2013 are as follows:

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Balance, beginning of period	$10.6	$13.6
Compensation expense	0.6	0.6
Contract termination costs	0.1	(0.1)
Costs paid or settled	(2.1)	(2.2)

Balance, end of period	$9.2	$11.9

12. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at March 31, 2014 and December 31, 2013:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$14.8	$17.6
Notes receivable and accrued interest from affiliates	7.0	15.4
Other receivables from unconsolidated funds and affiliates, net	143.5	142.9

Total	$165.3	$175.9

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.21% as of March 31, 2014. The accrued and charged interest to the affiliates was not significant for any period presented.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Due to Affiliates

The Partnership had the following due to affiliates balances at March 31, 2014 and December 31, 2013:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.8	$51.8
Due to non-consolidated affiliates	35.8	130.2
Performance-based contingent cash and equity consideration related to acquisitions	127.5	167.9
Amounts owed under the tax receivable agreement	94.3	33.1
Other	15.9	20.7

Total	$274.3	$403.7

The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of 9,300,000 Carlyle Holdings partnership units in March 2014 (see Note 1), as well as the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units.

Other Related Party Transactions

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.5 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

Senior Carlyle professionals and employees are permitted to participate in co-investment entities that invest in Carlyle funds or alongside Carlyle funds. In many cases, participation is limited by law to individuals who qualify under applicable legal requirements. These co-investment entities generally do not require senior Carlyle professionals and employees to pay management or performance fees, however, Carlyle professionals and employees are required to pay their portion of partnership expenses.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

13. Income Taxes

The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. The Partnership’s income tax expense was $16.0 million and $24.9 million for the three months ended March 31, 2014 and 2013, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2014, the Partnership’s U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2006 to 2012. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

14. Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,027.9	$7,354.0
Non-Carlyle interests in majority-owned subsidiaries	299.6	279.6
Non-controlling interest in carried interest and cash held for carried interest distributions	44.4	63.0

Non-controlling interests in consolidated entities	$7,371.9	$7,696.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$352.9	$227.1
Non-Carlyle interests in majority-owned subsidiaries	(21.3)	3.5
Non-controlling interest in carried interest and cash held for carried interest distributions	8.0	17.3

Net income attributable to other non-controlling interests in consolidated entities	339.6	247.9
Net loss attributable to partners’ capital appropriated for CLOs	(82.1)	(257.1)
Net income attributable to redeemable non-controlling interests in consolidated entities	67.0	177.2

Non-controlling interests in income (loss) of consolidated entities	$324.5	$168.0

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 13,800,000 Carlyle Holdings partnership units in March 2014 (see Note 1).

15. Earnings Per Common Unit

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended
	March 31, 2014
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	52,501,412	52,501,412
Unvested deferred restricted common units	—	6,486,349
Contingently issuable Carlyle Holdings Partnership units	—	465,909

Weighted-average common units outstanding	52,501,412	59,453,670

	Three Months Ended
	March 31, 2013
	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	43,343,268	43,343,268
Unvested deferred restricted common units	—	5,393,646
Contingently issuable Carlyle Holdings Partnership units	—	2,372,094

Weighted-average common units outstanding	43,343,268	51,109,008

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units for which issuance of the related common units is deferred until future periods.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of March 31, 2014, 833,145 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Vermillion, Metropolitan, and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that March 31, 2014 and 2013 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 234,789,709 of vested and unvested Carlyle Holdings partnership units for the three months ended March 31, 2014 were antidilutive, and therefore have been excluded. For the three months ended March 31, 2013, the incremental 226,419,959 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended
	March 31, 2014
	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$24,600,000	$24,600,000
Dilution of earnings due to participating securities with distribution rights	(432,600)	(517,200)

Net income per common unit	$24,167,400	$24,082,800

Weighted-average common units outstanding	52,501,412	59,453,670

Net income per common unit	$0.46	$0.41

	Three Months Ended
	March 31, 2013
	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$33,800,000	$33,800,000
Weighted-average common units outstanding	43,343,268	51,109,008

Net income per common unit	$0.78	$0.66

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

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended March 31, 2014, the Partnership recorded $2.1 million in equity-based compensation expense associated with these awards. As of March 31, 2014, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $16.0 million, which is expected to be recognized over a weighted-average term of 1.9 years.

Unvested Carlyle Holdings Partnership Units

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense for the three months ended March 31, 2014 and 2013 assumes a forfeiture rate of up to 2.5% and 7.5%, respectively. During the second quarter of 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. The Partnership recorded equity-based compensation expense associated with these awards of $44.8 million and $39.0 million for the three months ended March 31, 2014 and 2013, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2014, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $808.2 million, which is expected to be recognized over a weighted-average term of 4.1 years.

Deferred Restricted Common Units

The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 5.0% to 15.0% and a per unit discount that generally ranges from 7.5% to 25.0%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $26.9 million and $12.3 million for the three months ended March 31, 2014 and 2013, with $2.0 million and $0.8 million of corresponding deferred tax benefits, respectively. As of March 31, 2014, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $428.5 million, which is expected to be recognized over a weighted-average term of 3.9 years.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months ended March 31, 2014 and 2013.

The vesting of deferred restricted common units creates taxable income for the Partnership’s employees in certain jurisdictions. Accordingly, the employees may elect to engage the Partnership’s equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.

In February 2014, the Partnership granted approximately 5.6 million deferred restricted common units across a significant number of the Partnership’s employees. The total estimated grant-date fair value of these awards was approximately $172 million. The awards vest over a period of up to 6 years.

Phantom Deferred Restricted Common Units

The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 15.0%. For the three months ended March 31, 2014 and 2013, the Partnership recorded $0.4 million and $1.0 million in equity-based compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The tax benefits recognized from these awards was not material during these periods. As of March 31, 2014, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $4.4 million, which is expected to be recognized over a weighted-average term of 1.2 years.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2014 and a summary of changes for the three months ended March 31, 2014, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12
Granted	—	$—	5,633,804	$30.48	—	$—	12,204	$35.46
Vested	—	$—	276,625	$30.63	38,915	$21.49	—	$—
Forfeited	146,109	$22.00	112,268	$23.61	—	$—	1,228	$22.00

Balance, March 31, 2014	47,056,694	$22.28	21,495,085	$25.55	833,145	$27.02	219,487	$22.84

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

Pursuant to ASC 810, the Partnership applied the accounting guidance applicable to business combinations under ASC 805, Business Combinations, to record the initial consolidation of Urbplan on September 30, 2013. The Partnership recorded the assets, liabilities and non-controlling interests of Urbplan at their estimated fair value. Due to the timing and availability of financial information from Urbplan, the Partnership consolidates the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The Partnership will disclose the effect of intervening events at Urbplan that materially affect the financial position or results of operations of the Partnership, if any.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The assets and liabilities of Urbplan are held in separate legal entities; the Partnership has not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet the liquidity requirements of the Partnership. However, if Urbplan fails to complete its construction projects, customers, partners, government agencies or municipalities or other creditors in certain circumstances might seek to assert claims against the Partnership under certain consumer protection or other laws.

Urbplan is currently a party to various litigation, government investigations and proceedings, disputes and other potential claims. The Partnership does not believe it is probable that the outcome of any existing Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.

As of November 2013, Urbplan was expected to require additional funding of approximately $200 million to enable it to continue operations; however, the actual amount of additional funding necessary may exceed this estimate. From the Partnership’s initial consolidation of Urbplan through April 15, 2014, $107.5 million has been funded to Urbplan, of which $89.5 million is a reduction of the $200 million estimate. The Partnership has funded $26.0 million of the $107.5 million and $81.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.

The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 related to Urbplan were as follows:

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$113.2	$110.3
Inventory costs in excess of billings and advances	57.7	70.1

	$170.9	$180.4

Other assets of a consolidated real estate VIE:
Restricted investments	$14.4	$7.0
Fixed assets, net	2.2	2.2
Deferred tax assets	12.9	12.8
Other assets	17.2	38.1

	$46.7	$60.1

Loans payable of a consolidated real estate VIE, at fair value (principal amount of $278.3 and $305.3 as of March 31, 2014 and December 31, 2013, respectively)	$125.3	$122.1

Other liabilities of a consolidated real estate VIE:
Accounts payable	$36.1	$25.4
Other liabilities	61.9	72.3

	$98.0	$97.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2014 related to Urbplan were as follows:

Three Months Ended
March 31, 2014
(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$4.6
Investment income	1.4

$6.0

Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$13.7
Interest expense	11.2
Change in fair value of loans payable	10.2
Compensation and benefits	2.4
G&A and other expenses	11.7

$49.2

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

Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $192.0 million and $176.1 million of customer advances received as of March 31, 2014 and December 31, 2013, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 45% of the outstanding principal amounts of the loans. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 8.0% (14.3% to 18.3% as of March 31, 2014); (ii) IGP-M plus a margin of 12.0% (17.8% as of March 31, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (15.7% to 19.2% as of March 31, 2014). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2014	$39.0
2015	37.2
2016	29.9
2017	23.5
2018	20.1
Thereafter	128.6

$278.3

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2014, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

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

As of March 31, 2014, Urbplan had outstanding commitments for land development services with an estimated $170.2 million of future costs to be incurred.

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

Solutions – The Solutions segment was launched upon the Partnership’s acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities. On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. The Solutions segment also includes Metropolitan, a global manager of real estate fund of funds, and DGAM, the Partnership’s fund of hedge funds platform. The Partnership acquired 100% of the equity interests in Metropolitan and DGAM on November 1, 2013 and February 3, 2014, respectively.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments as of and for the three months ended March 31, 2014:

	March 31, 2014 and the Three Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$129.8	$63.2	$50.3	$44.5	$287.8
Portfolio advisory fees, net	3.5	0.1	0.2	—	3.8
Transaction fees, net	3.2	—	—	—	3.2

Total fund level fee revenues	136.5	63.3	50.5	44.5	294.8
Performance fees
Realized	234.7	8.3	0.5	5.9	249.4
Unrealized	212.9	49.5	14.0	79.3	355.7

Total performance fees	447.6	57.8	14.5	85.2	605.1
Investment income (loss)
Realized	1.9	1.3	2.1	—	5.3
Unrealized	5.4	1.9	(20.6)	0.1	(13.2)

Total investment income (loss)	7.3	3.2	(18.5)	0.1	(7.9)
Interest and other income	2.2	1.3	0.7	0.3	4.5

Total revenues	593.6	125.6	47.2	130.1	896.5
Segment Expenses
Compensation and benefits
Direct base compensation	59.5	27.5	18.7	21.0	126.7
Indirect base compensation	22.0	6.0	14.3	3.8	46.1
Equity-based compensation	7.1	2.7	3.5	0.7	14.0
Performance fee related
Realized	101.3	3.8	0.2	3.3	108.6
Unrealized	100.5	14.8	8.4	66.2	189.9

Total compensation and benefits	290.4	54.8	45.1	95.0	485.3
General, administrative, and other indirect expenses	35.4	11.6	15.5	9.2	71.7
Depreciation and amortization expense	2.7	0.9	0.9	0.9	5.4
Interest expense	6.7	2.1	2.2	1.2	12.2

Total expenses	335.2	69.4	63.7	106.3	574.6
Economic Net Income (Loss)	$258.4	$56.2	$(16.5)	$23.8	$321.9

(-) Net Performance Fees	245.8	39.2	5.9	15.7	306.6
(-) Investment Income (Loss)	7.3	3.2	(18.5)	0.1	(7.9)
(+) Equity-based Compensation	7.1	2.7	3.5	0.7	14.0

(=) Fee Related Earnings	$12.4	$16.5	$(0.4)	$8.7	$37.2

(+) Realized Net Performance Fees	133.4	4.5	0.3	2.6	140.8
(+) Realized Investment Income	1.9	1.3	2.1	—	5.3

(=) Distributable Earnings	$147.7	$22.3	$2.0	$11.3	$183.3

Segment assets as of March 31, 2014	$4,014.6	$991.8	$1,256.0	$740.5	$7,002.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$108.3	$66.3	$47.0	$18.5	$240.1
Portfolio advisory fees, net	4.1	0.2	0.3	—	4.6
Transaction fees, net	10.4	—	—	—	10.4

Total fund level fee revenues	122.8	66.5	47.3	18.5	255.1
Performance fees
Realized	212.3	24.1	11.0	1.5	248.9
Unrealized	207.6	64.3	49.5	21.3	342.7

Total performance fees	419.9	88.4	60.5	22.8	591.6
Investment income (loss)
Realized	1.8	1.9	(13.0)	—	(9.3)
Unrealized	2.8	5.1	4.5	(0.1)	12.3

Total investment income (loss)	4.6	7.0	(8.5)	(0.1)	3.0
Interest and other income	1.0	1.1	0.3	—	2.4

Total revenues	548.3	163.0	99.6	41.2	852.1
Segment Expenses
Compensation and benefits
Direct base compensation	55.0	25.7	17.9	9.4	108.0
Indirect base compensation	20.0	4.8	7.5	1.3	33.6
Equity-based compensation	1.5	0.4	0.6	0.1	2.6
Performance fee related
Realized	101.6	9.7	(4.9)	1.0	107.4
Unrealized	83.6	6.2	23.6	16.1	129.5

Total compensation and benefits	261.7	46.8	44.7	27.9	381.1
General, administrative, and other indirect expenses	39.0	9.5	10.4	3.4	62.3
Depreciation and amortization expense	3.5	1.2	1.1	0.5	6.3
Interest expense	4.9	1.5	1.6	0.5	8.5

Total expenses	309.1	59.0	57.8	32.3	458.2
Economic Net Income	$239.2	$104.0	$41.8	$8.9	$393.9

(-) Net Performance Fees	234.7	72.5	41.8	5.7	354.7
(-) Investment Income (Loss)	4.6	7.0	(8.5)	(0.1)	3.0
(+) Equity-based Compensation	1.5	0.4	0.6	0.1	2.6

(=) Fee Related Earnings	$1.4	$24.9	$9.1	$3.4	$38.8

(+) Realized Net Performance Fees	110.7	14.4	15.9	0.5	141.5
(+) Realized Investment Income (Loss)	1.8	1.9	(13.0)	—	(9.3)

(=) Distributable Earnings	$113.9	$41.2	$12.0	$3.9	$171.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the three months ended March 31, 2014:

	March 31, 2014 and the Three Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$896.5	$250.7	$0.2	(a)	$1,147.4
Expenses	$574.6	$339.8	$184.6	(b)	$1,099.0
Other income	$—	$426.9	$(2.9	)(c)	$424.0
Economic net income	$321.9	$337.8	$(187.3	)(d)	$472.4
Total assets	$7,002.9	$29,542.4	$(196.8	)(e)	$36,348.5

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$852.1	$268.4	$24.5	(a)	$1,145.0
Expenses	$458.2	$333.2	$112.7	(b)	$904.1
Other income	$—	$212.6	$(1.1	)(c)	$211.5
Economic net income	$393.9	$147.8	$(89.3	)(d)	$452.4

(a)	The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest which were included in Revenues in the Partnership’s segment reporting.

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest as detailed below (Dollars in millions):

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	$62.4	$52.1
Acquisition related charges and amortization of intangibles	80.1	62.5
Other non-operating (income) expenses	30.2	(2.4)
Non-Carlyle economic interests in acquired business	85.5	78.9
Other adjustments	2.3	3.3
Elimination of expenses of Consolidated Funds	(75.9)	(81.7)

	$184.6	$112.7

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended
	March 31,
	2014	2013
Income before provision for income taxes	$472.4	$452.4
Adjustments:
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	62.4	52.1
Acquisition related charges and amortization of intangibles	80.1	62.5
Other non-operating (income) expenses	30.2	(2.4)
Net income attributable to non-controlling interests in Consolidated entities	(324.5)	(168.0)
Other adjustments(1)	1.3	(2.7)

Economic Net Income	$321.9	$393.9

Net performance fees(2)	306.6	354.7
Investment income (loss)(2)	(7.9)	3.0
Equity-based compensation	14.0	2.6

Fee Related Earnings	$37.2	$38.8

Realized performance fees, net of related compensation	140.8	141.5
Realized investment income (loss)	5.3	(9.3)

Distributable Earnings	$183.3	$171.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Other adjustments were comprised of the following ($ in millions):

	Three Months Ended
	March 31,
	2014	2013
Losses associated with debt refinancing activities	$—	$1.9
Severance and lease terminations	0.7	0.5
Provision for income taxes attributable to non-controlling interests in consolidated entities	(1.0)	(6.0)
Other adjustments	1.6	0.9

	$1.3	$(2.7)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2014
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$251.4	$(2.0)	$249.4
Unrealized	369.1	(13.4)	355.7

Total performance fees	620.5	(15.4)	605.1
Performance fee related compensation expense
Realized	108.7	(0.1)	108.6
Unrealized	221.6	(31.7)	189.9

Total performance fee related compensation expense	330.3	(31.8)	298.5
Net performance fees
Realized	142.7	(1.9)	140.8
Unrealized	147.5	18.3	165.8

Total net performance fees	$290.2	$16.4	$306.6

Investment income (loss)
Realized	$—	$5.3	$5.3
Unrealized	6.1	(19.3)	(13.2)

Investment income (loss)	$6.1	$(14.0)	$(7.9)

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

19. Subsequent Events

In April 2014, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on May 14, 2014, payable on May 22, 2014.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

20. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2014 and December 31, 2013 and results of operations for the three months ended March 31, 2014 and 2013. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,034.3	$—	$—	$1,034.3
Cash and cash equivalents held at Consolidated Funds	—	2,149.8	—	2,149.8
Restricted cash	45.4	—	—	45.4
Restricted cash and securities of Consolidated Funds	—	25.2	—	25.2
Accrued performance fees	3,803.0	—	(26.4)	3,776.6
Investments	903.4	—	(155.4)	748.0
Investments of Consolidated Funds	—	27,081.4	(1.3)	27,080.1
Due from affiliates and other receivables, net	179.0	—	(13.7)	165.3
Due from affiliates and other receivables of Consolidated Funds, net	—	282.9	—	282.9
Receivables and inventory of a consolidated real estate VIE	170.9	—	—	170.9
Fixed assets, net	67.4	—	—	67.4
Deposits and other	47.1	3.1	—	50.2
Other assets of a consolidated real estate VIE	46.7	—	—	46.7
Intangible assets, net	568.6	—	—	568.6
Deferred tax assets	137.1	—	—	137.1

Total assets	$7,002.9	$29,542.4	$(196.8)	$36,348.5

Liabilities and partners’ capital
Loans payable	$42.4	$—	$—	$42.4
3.875% senior notes due 2023	499.8	—	—	499.8
5.625% senior notes due 2043	607.0	—	—	607.0
Loans payable of Consolidated Funds	—	15,801.4	(122.7)	15,678.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $278.3)	125.3	—	—	125.3
Accounts payable, accrued expenses and other liabilities	285.9	—	(45.7)	240.2
Accrued compensation and benefits	2,193.3	—	—	2,193.3
Due to affiliates	274.0	0.8	(0.5)	274.3
Deferred revenue	196.7	1.3	—	198.0
Deferred tax liabilities	120.4	—	—	120.4
Other liabilities of Consolidated Funds	—	1,706.5	(58.8)	1,647.7
Other liabilities of a consolidated real estate VIE	98.0	—	—	98.0
Accrued giveback obligations	45.9	—	(10.2)	35.7

Total liabilities	4,488.7	17,510.0	(237.9)	21,760.8
Redeemable non-controlling interests in consolidated entities	8.1	4,663.3	—	4,671.4
Partners’ capital	471.1	(43.9)	43.9	471.1
Accumulated other comprehensive loss	(15.8)	(0.3)	1.5	(14.6)
Partners’ capital appropriated for Consolidated Funds	—	385.4	(4.3)	381.1
Non-controlling interests in consolidated entities	344.0	7,027.9	—	7,371.9
Non-controlling interests in Carlyle Holdings	1,706.8	—	—	1,706.8

Total partners’ capital	2,506.1	7,369.1	41.1	9,916.3

Total liabilities and partners’ capital	$7,002.9	$29,542.4	$(196.8)	$36,348.5

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$305.7	$—	$(45.4)	$260.3
Performance fees
Realized	257.4	—	(6.0)	251.4
Unrealized	386.6	—	(17.5)	369.1

Total performance fees	644.0	—	(23.5)	620.5
Investment income
Realized	2.1	—	(2.1)	—
Unrealized	7.8	—	(1.7)	6.1

Investment income	9.9	—	(3.8)	6.1
Interest and other income	4.5	—	(0.7)	3.8
Interest and other income of Consolidated Funds	—	250.7	—	250.7
Revenue of a consolidated real estate VIE	6.0	—	—	6.0

Total revenues	970.1	250.7	(73.4)	1,147.4
Expenses
Compensation and benefits
Base compensation	204.6	—	—	204.6
Equity-based compensation	74.2	—	—	74.2
Performance fee related
Realized	108.7	—	—	108.7
Unrealized	221.6	—	—	221.6

Total compensation and benefits	609.1	—	—	609.1
General, administrative and other expenses	134.4	—	(0.1)	134.3
Interest	12.2	—	—	12.2
Interest and other expenses of Consolidated Funds	—	339.8	(75.8)	264.0
Interest and other expenses of a consolidated real estate VIE	49.2	—	—	49.2
Other non-operating expenses	30.2	—	—	30.2

Total expenses	835.1	339.8	(75.9)	1,099.0
Other income
Net investment gains of Consolidated Funds	—	426.9	(2.9)	424.0

Income before provision for income taxes	135.0	337.8	(0.4)	472.4
Provision for income taxes	16.0	—	—	16.0

Net income	119.0	337.8	(0.4)	456.4
Net income (loss) attributable to non-controlling interests in consolidated entities	(12.9)	—	337.4	324.5

Net income attributable to Carlyle Holdings	131.9	337.8	(337.8)	131.9
Net income attributable to non-controlling interests in Carlyle Holdings	107.3	—	—	107.3

Net income attributable to The Carlyle Group L.P.	$24.6	$337.8	$(337.8)	$24.6

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Cash flows from operating activities
Net income	$119.0	$281.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57.7	43.5
Equity-based compensation	74.2	52.3
Non-cash performance fees	(463.9)	(510.2)
Other non-cash amounts	42.6	3.0
Investment loss	(3.3)	19.3
Purchases of investments and trading securities	(69.1)	(60.6)
Proceeds from the sale of investments and trading securities	411.2	118.1
Payments of contingent consideration	(43.5)	—
Change in deferred taxes, net	1.4	11.2
Change in due from affiliates and other receivables	(5.3)	(3.6)
Change in receivables and inventory of a consolidated real estate VIE	(0.8)	—
Change in deposits and other	(7.1)	2.1
Change in other assets of a consolidated real estate VIE	11.5	—
Change in accounts payable, accrued expenses and other liabilities	(32.3)	(3.8)
Change in accrued compensation and benefits	(57.3)	152.0
Change in due to affiliates	(83.9)	(2.1)
Change in other liabilities of a consolidated real estate VIE	7.3	—
Change in deferred revenue	133.5	128.9

Net cash provided by operating activities	91.9	231.6
Cash flows from investing activities
Change in restricted cash	84.5	(9.3)
Purchases of fixed assets, net	(3.7)	(5.4)
Acquisitions, net of cash acquired	(3.1)	—

Net cash provided by (used in) investing activities	77.7	(14.7)
Cash flows from financing activities
Repayments under credit facility	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1
Payments on loans payable	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(9.5)	—
Payments of contingent consideration	(29.2)	(10.0)
Distributions to common unitholders	(70.4)	(36.8)
Distributions to non-controlling interest holders in Carlyle Holdings	(366.5)	(223.5)
Contributions from non-controlling interest holders	52.2	27.5
Distributions to non-controlling interest holders	(33.9)	(32.8)
Net proceeds from issuance of common units, net of offering costs	449.5	—
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	—
Change in due to/from affiliates financing activities	1.6	38.5

Net cash used in financing activities	(98.8)	(209.0)
Effect of foreign exchange rate changes	(3.1)	(4.6)

Increase in cash and cash equivalents	67.7	3.3
Cash and cash equivalents, beginning of period	966.6	567.1

Cash and cash equivalents, end of period	$1,034.3	$570.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in the Annual Report on Form 10-K.

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions.

•

Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 8 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2014, our Corporate Private Equity segment had approximately $64 billion in AUM and approximately $43 billion in Fee-earning AUM.

•

Global Market Strategies — Our Global Market Strategies segment advises a group of 62 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of March 31, 2014, our Global Market Strategies segment had approximately $37 billion in AUM and approximately $34 billion in Fee-earning AUM.

•

Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our infrastructure fund, our power fund, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes eight NGP management fee funds and one NGP carry fund advised by NGP. As of March 31, 2014, our Real Assets segment had approximately $41 billion in AUM and approximately $27 billion in Fee-earning AUM.

•

Solutions — Our Solutions segment was launched upon our acquisition of a 60% equity interest in AlpInvest on July 1, 2011 and advises a global private equity fund of funds program and related co-investment and secondary activities across 98 fund of funds vehicles. On August 1, 2013 we acquired the remaining 40% equity interest in AlpInvest. On November 1, 2013, we acquired Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), one of the largest managers of indirect investments in global real estate, which manages 22 fund of funds vehicles. Additionally, on February 3, 2014, we acquired Diversified Global Asset Management Corporation (“DGAM”), a global manager of fund of hedge funds vehicles, which manages 13 fund of funds vehicles. As of March 31, 2014, our Solutions segment had over $57 billion in AUM and approximately $37 billion in Fee-earning AUM.

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

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, NGP management fee funds, and the NGP carry fund), assets under management (in the case of our hedge funds and fund of hedge funds vehicles), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of March 31, 2014. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds and fund of hedge funds vehicles, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity		
Buyout Carry Funds		
Carlyle Partners (U.S.)		
CP VI	$13.0 bn	2012
CP V	$13.7 bn	2007
CP IV	$7.9 bn	2005
CP III	$3.9 bn	2000
CP II	$1.3 bn	1996
Global Financial Services Partners		
CGFSP II	$545 mm	2011
CGFSP I	$1.1 bn	2008
Carlyle Europe Partners		
CEP IV	€700 mm	2013
CEP III	€5.3 bn	2006
CEP II	€1.8 bn	2003
Carlyle Asia Partners		
CAP IV	$2.1 bn	2012
CBPF	RMB 2.2bn	2010
CAP III	$2.6 bn	2008
CAP II	$1.8 bn	2006
CAP I	$750 mm	1999
Carlyle Japan Partners		
CJP III	¥46.9 bn	2013
CJP II	¥165.6 bn	2006
CJP I	¥50.0 bn	2001
Carlyle Mexico Partners		
Mexico	$134 mm	2005
Carlyle MENA Partners		
MENA I	$471 mm	2007
Carlyle South American Buyout Fund		
CSABF I	$776 mm	2009
Carlyle Sub-Saharan Africa Fund		
CSSAF I	$698 mm	2012
Carlyle Peru Fund		
CPF I	$308 mm	2012
Growth Carry Funds		
Carlyle U.S. Venture/Growth Partners		
CEOF I	$1.1 bn	2011
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001
Carlyle Europe Technology Partners		
CETP II	€522 mm	2007
CETP I	€222 mm	2005
Carlyle Asia Venture/Growth Partners		
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland		
CCI	€275 mm	2012

Global Market Strategies		
Structured Credit Funds		
Cash CLO Funds		
U.S.	$12.6 bn	1999-2014
Europe	€6.5 bn	2005-2014
Middle Market CLO		
U.S.	$1.2 bn	2011
Global Market Strategies Carry Funds		
Carlyle Mezzanine Partners (Corporate Mezzanine)		
CMP II	$553 mm	2008
CMP I	$436 mm	2004
Carlyle Strategic Partners (Distressed)		
CSP III	$703 mm	2011
CSP II	$1.4 bn	2007
CSP I	$211 mm	2004
Carlyle Energy Mezzanine Opportunities Fund		
CEMOF I	$1.4 bn	2010
Hedge Funds[1]		
Long/Short Credit		
Claren Road Opportunities Fund	$2.4 bn	2008
Claren Road Master Fund	$5.8 bn	2006
Emerging Markets Strategies		
Cross Border Equity Master Fund	$3.7 bn	2002
Emerging Sovereign Group - Various	$1.6 bn	2002
Commodities		
Vermillion - Various	$1.0 bn	2005
Business Development Companies[2]		
Carlyle GMS Finance, Inc.	$350 mm	2013
NF Investment Corp	$94 mm	2013

Real Assets		
Real Estate Carry Funds		
Carlyle Realty Partners (U.S.)		
CRP VII	$1.2 bn	2014
CRP VI	$2.3 bn	2010
CRP V	$3.0 bn	2006
CRP IV	$950 mm	2004
CRP III	$564 mm	2000
Carlyle Europe Real Estate Partners		
CEREP III	€2.2 bn	2007
CEREP II	€763 mm	2005
CEREP I	€427 mm	2002
Carlyle Asia Real Estate Partners		
CAREP II	$486 mm	2008
Carlyle Realty Credit Partners (U.S.)		
CRCP I	$197 mm	2011
Infrastructure Carry Fund		
Carlyle Infrastructure Partners		
CIP I	$1.1 bn	2006
Natural Resources Carry Funds		
Energy and Power		
CPOCP	$355 mm	2013
CIEP	$1.1 bn	2013
Carlyle/Riverstone Energy Carry Funds		
Carlyle/Riverstone Global Energy		
Energy IV	$6.0 bn	2007
Energy III	$3.8 bn	2005
Energy II	$1.1 bn	2002
Carlyle/Riverstone Renewable Energy		
Renew II	$3.4 bn	2008
Renew I	$685 mm	2005
NGP Energy Funds		
NGP Management Fee Funds		
NGP X	$3.6 bn	2012
Various[3]	$8.1 bn	2004-2007
NGP Carry Fund		
NGP Agribusiness	$142 mm	2013
Solutions		
AlpInvest		
Fund of Private Equity Funds		
42 vehicles	€39.0 bn	2000-2014
Secondary Investments		
28 vehicles	€9.8 bn	2000-2014
Co-Investments		
28 vehicles	€11.1 bn	2000-2014
Metropolitan Real Estate		
Real Estate Fund of Funds		
22 vehicles	$2.7 bn	2003-2011
Diversified Global Asset Management[1]		
Fund of Hedge Funds		
13 vehicles	$3.2 bn	2004-2013

Note: All funds are closed-end and amounts shown represent total capital commitments as of March 31, 2014, unless otherwise noted.

(1)	Open-ended funds. Amounts represent AUM as of March 31, 2014.
(2)	Amounts represent gross assets as of March 31, 2014.
(3)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

In the first quarter of 2014, we saw risk asset prices in advanced economies stabilize after rising rapidly over the past 18 months. The MSCI World Index and S&P 500 rose modestly relative to the fourth quarter of 2013. Emerging market stocks generally rebounded during the first quarter, after underperforming advanced economies’ stock markets by approximately 30% in 2013. The global economy continued to grow at a moderate pace in early 2014, with acceleration in Europe (relative to 2013) partially offset by slower growth in China. Data suggest the U.S. economy expanded at an annual rate of approximately 1.5% to 2% in the first quarter, although the pace of expansion was likely tempered by an unusually cold and snowy winter in much of the country. Growth in emerging markets continued to be restrained by increases in policy rates introduced to calm domestic inflation and stabilize foreign exchange rates. The favorable economic environment fostered the appreciation of our carry fund portfolio by 6% overall, with an 8% increase in our Corporate Private Equity segment, a 3% increase in our Global Market Strategies segment and a 2% increase in our Real Assets segment. Our public portfolio, which accounted for approximately 28% of our overall carry fund portfolio fair value at March 31, 2014, appreciated by 8% in the quarter.

Our performance and strategy was also informed by interest rate levels during the quarter. The “tapering” of the Federal Reserve’s asset purchase program progressed as anticipated, though treasury yields declined, despite the reduction in Federal Reserve bond purchases, as certain economic data were weaker than expected. The relative historically low rates drove our strategy as we continued to take advantage of the low rates to finance our new investments and refinancing existing investments in our portfolio. At the firm level, we also capitalized on the opportunity to issue an additional $200 million aggregate principal amount of our 5.625% Senior Notes due in 2043, which generated proceeds that we expect to use for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. During the quarter, the low rates continued to fuel increases in asset prices, and, as an opportunistic seller, we realized proceeds of over $3 billion in 124 investments and 35 funds. Though the environment generally was more favorable to sellers, our investment professionals were able to invest or commit to invest over $4 billion in new and existing investments in our carry funds that met our investment criteria and strategic objectives. While there can be no assurance that these exit and investment trends will continue, we remain focused on maximizing the value of our portfolio for our fund investors and our business.

Recent Transactions

During the first quarter of 2014, we issued 13,800,000 common units through an underwritten public offering. The net proceeds from the issuance of 4,500,000 common units (approximately $146.1 million) will be used for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. The net proceeds from the issuance of the remaining 9,300,000 common units (approximately $303.4 million) was used to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. Refer to Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

During the first quarter of 2014, we issued $200 million of additional 5.625% Senior Notes due March 30, 2043 at 104.315% of par. The net proceeds from this issuance will be used for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies and other growth initiatives, to drive innovation across the broader Carlyle platform. Refer to Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

In April 2014, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on May 14, 2014, payable on May 22, 2014.

Consolidation of Certain Carlyle Funds and Variable Interest Entities

Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 16% of our AUM as of March 31, 2014; 15% of our fund management fees for the three months ended March 31, 2014; and approximately 4% of our performance fees for the three months ended March 31, 2014.

We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of March 31, 2014, our consolidated CLOs held approximately $18 billion of total assets and comprised 60% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of March 31, 2014, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 24% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of March 31, 2014 relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q.

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

In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of March 31, 2014, our unaudited condensed consolidated financial statements included approximately $218 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.

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

Fund Management Fees. Fund management fees include (i) management fees earned on capital commitments or AUM and (ii) transaction and portfolio advisory fees. Management fees are fees we receive for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds, (c) gross assets, excluding cash and cash equivalents, (d) the lower of cost or fair value of the capital invested for the fund of funds vehicles following the expiration of the commitment period of such vehicles, (e) the total par amount of assets for our CLOs, or (f) the net asset value (“NAV”) of certain of our investment funds, as described in our unaudited condensed consolidated financial statements.

Management fees for funds in our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1.0% to 2.0% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January and July, which are the semiannual due dates for management fees. The management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge funds vehicles generally range 0.2% to 1.5% of net asset value. Management fees for our Solutions segment are generally due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs typically range from 0.15% to 0.65% on the total par amount of assets in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, and Vermillion, we retain a specified percentage of the management fees of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2013, we retained 60% of the management fees of AlpInvest based on our 60% equity interest in AlpInvest. During the third quarter of 2013, we acquired the remaining 40% equity interest in AlpInvest, and therefore we are entitled to 100% of the management fees of AlpInvest subsequent to that acquisition. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of March 31, 2014, were approximately 15% of total management fees recognized during the three months ended March 31, 2014. Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $9.8 billion of Fee-earning AUM as of March 31, 2014, were approximately 18% of total management fees recognized during the three months ended March 31, 2013. No other fund generated over 10% of total management fees in the periods presented.

Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally range from 50% to 80% of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase relative to historical levels.

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

Performance fees from CP V and Carlyle Europe Partners III, L.P. (“CEP III”), our third Europe buyout fund, (with total AUM of approximately $16.3 billion and $8.5 billion, respectively, as of March 31, 2014) were $249.2 million and $163.9 million, respectively, for the three months ended March 31, 2014. Performance fees from Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, and CP V were $178.9 million and $159.6 million, respectively, for the three months ended March 31, 2013. No other fund generated over 10% of performance fees in the periods presented.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2014 and 2013, the reversals of performance fees were $71.1 million and $3.4 million, respectively.

As of March 31, 2014, accrued performance fees and accrued giveback obligations were approximately $3.8 billion and $35.7 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2014 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at March 31, 2014, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.0 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2014 (amounts in millions):

	As of March 31, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results
Level I	$12,106	$7,658	$3,030	$577	$23,371
Level II	756	332	1,226	1,014	3,328
Level III	27,001	19,649	27,148	34,377	108,175

Total Fair Value	39,863	27,639	31,404	35,968	134,874
Other Net Asset Value	688	7,401	(816)	522	7,795

Total AUM, Excluding Available Capital Commitments	40,551	35,040	30,588	36,490	142,669
Available Capital Commitments	23,909	1,497	10,115	20,755	56,276

Total AUM	$64,460	$36,537	$40,703	$57,245	$198,945

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

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of individuals with previous valuation experience reporting to our chief accounting officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in U.S. GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.

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

Net Investment Gains (Losses) of Consolidated Funds. Net investment gains (losses) of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore a gain or loss is not expected to have a material impact on the revenues or profitability of the Partnership. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our equity holders.

Expenses

Compensation and Benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements. Bonuses are accrued over the service period to which they relate.

We recognize as compensation expense the portion of performance fees that are due to our employees, senior Carlyle professionals, and operating executives in a manner consistent with how we recognize the performance fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance fees is paid when the related performance fees are realized, and not when such performance fees are accrued. The funds do not have a uniform allocation of performance fees to our employees, senior Carlyle professionals and operating executives. Therefore, for any given period, the ratio of performance fee compensation to performance fee revenue may vary based on the funds generating the performance fee revenue for that period and their particular allocation percentages.

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

We expect that we will hire additional individuals and that overall compensation levels will correspondingly increase, which will result in an increase in compensation and benefits expense. As a result of recent acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense. Our fundraising has increased in recent periods and, as a result, our compensation expense increased in periods in which we closed on increased levels of new capital commitments. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.

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

Interest and Other Expenses of Consolidated Funds. The interest and other expenses of Consolidated Funds consist primarily of interest expenses related primarily to our CLO loans, professional fees and other third-party expenses.

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

Income taxes for foreign entities are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2014, our U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2006 to 2012. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and NGP carry fund, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and NGP carry fund where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the reference portfolio notional amount of our synthetic CLOs (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic fund of hedge funds vehicles and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds; and

(f)	for AlpInvest fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2014	2013
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$38,637	$39,292
Fee-earning AUM based on invested capital (2)	44,328	33,379
Fee-earning AUM based on collateral balances, at par (3)	17,212	16,272
Fee-earning AUM based on net asset value (4)	16,900	12,157
Fee-earning AUM based on lower of cost or fair value and other (5)	25,011	21,804

Balance, End of Period	$142,088	$122,904

(1)	Reflects limited partner capital commitments where the investment period, weighted-average investment period, or commitment fee period has not expired.
(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Solutions funds.
(3)	Represents the amount of aggregate Fee-earning collateral balances, at par, for our CLOs.
(4)	Reflects the net asset value of our hedge funds (pre-redemptions and subscriptions) and fund of hedge funds vehicles.
(5)	Includes funds with fees based on notional value and gross asset value.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2014	2013
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$139,949	$123,121
Acquisitions	2,894	—
Inflows, including Commitments (1)	1,941	1,994
Outflows, including Distributions (2)	(3,738)	(1,799)
Subscriptions, net of Redemptions (3)	75	(56)
Changes in CLO collateral balances (4)	719	296
Market Appreciation/(Depreciation) (5)	251	745
Foreign Exchange and other (6)	(3)	(1,397)

Balance, End of Period	$142,088	$122,904

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, NGP carry fund and fund of funds vehicles outside the investment period, weighted-average investment period, or commitment fee period.
(2)	Outflows represent limited partner distributions from our carry funds, NGP management fee funds, NGP carry fund and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period, or commitment fee period has expired.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and fund of hedge funds vehicles.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and fund of hedge funds vehicles, and realized and unrealized gains (losses) on portfolio investments in our carry funds and fund of funds vehicles based on the lower of cost or fair value.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented by segment.

Assets under Management

Assets under management or AUM refers to the assets we manage or advise. Our AUM equals the sum of the following:

(a)	the fair value of the capital invested in our carry funds, co-investment vehicles, NGP management fee funds, the NGP carry fund, and fund of funds vehicles plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance and principal cash at par of our CLOs (inclusive of all positions) and the reference portfolio notional amount of our synthetic CLOs;

(c)	the net asset value (pre-redemptions and subscriptions), of our long/short credit emerging markets, multi-product macroeconomic fund of hedge funds vehicles and other hedge funds; and

(d)	the gross assets (including assets acquired with leverage) of our business development companies.

Our carry funds are closed-ended funds and investors are generally not able to redeem their interests under the fund partnership agreements.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and the NGP carry fund. In addition, our Solutions segment includes certain assets under consulting relationships. Fee-earning AUM and AUM only include those assets which earn a material fee.

For our carry funds, co-investment vehicles, fund of funds vehicles, NGP management fee funds and NGP carry fund, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.

Our calculations of Fee-earning AUM and AUM may differ from the calculations of other alternative asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculation of AUM includes uncalled commitments to, and the fair value of invested capital in, our funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management or performance fees. Our calculations of Fee-earning AUM or AUM are not based on any definition of Fee-earning AUM or AUM that is set forth in the agreements governing the investment funds that we manage or advise.

We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital.

Available Capital

Available capital, commonly known as “dry powder,” for our carry funds, fund of funds vehicles, NGP management fee funds, and NGP carry fund refers to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2014
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$52,018	$136,792	$188,810
Acquisitions	—	2,993	2,993
Commitments (1)	6,113	—	6,113
Capital Called, net (2)	(2,349)	2,521	172
Distributions (3)	468	(7,076)	(6,608)
Subscriptions, net of Redemptions (4)	—	145	145
Changes in CLO collateral balances (5)	—	544	544
Market Appreciation/(Depreciation) (6)	—	6,675	6,675
Foreign exchange and other (7)	26	75	101

Balance, End of Period	$56,276	$142,669	$198,945

(1)	Represents capital raised by our carry funds, NGP management fee funds, NGP carry fund, and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds, NGP management fee funds, NGP carry fund, and fund of funds vehicles, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds. NGP management fee funds, NGP carry fund, and fund of funds vehicles, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and fund of hedge funds vehicles
(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds and fund of hedge funds vehicles.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2014 and March 31, 2013. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed six new CLOs throughout 2013 and two new CLOs in the first quarter of 2014 and have consolidated those CLOs beginning on their respective closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented. In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds.

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$260.3	$231.4
Performance fees
Realized	251.4	252.8
Unrealized	369.1	389.6

Total performance fees	620.5	642.4
Investment income (loss)
Realized	—	(4.2)
Unrealized	6.1	4.6

Total investment income (loss)	6.1	0.4
Interest and other income	3.8	2.4
Interest and other income of Consolidated Funds	250.7	268.4
Revenue of a consolidated real estate VIE	6.0	—

Total revenues	1,147.4	1,145.0
Expenses
Compensation and benefits
Base compensation	204.6	178.5
Equity-based compensation	74.2	52.3
Performance fee related
Realized	108.7	108.7
Unrealized	221.6	195.0

Total compensation and benefits	609.1	534.5
General, administrative and other expenses	134.3	111.4
Interest	12.2	10.5
Interest and other expenses of Consolidated Funds	264.0	250.1
Interest and other expenses of consolidated real estate VIE	49.2	—
Other non-operating (income) expense	30.2	(2.4)

Total expenses	1,099.0	904.1
Other income
Net investment gains of Consolidated Funds	424.0	211.5

Income before provision for income taxes	472.4	452.4
Provision for income taxes	16.0	24.9

Net income	456.4	427.5
Net income attributable to non-controlling interests in consolidated entities	324.5	168.0

Net income attributable to Carlyle Holdings	131.9	259.5
Net income attributable to non-controlling interests in Carlyle Holdings	107.3	225.7

Net income attributable to The Carlyle Group L.P.	$24.6	$33.8

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.46	$0.78

Diluted	$0.41	$0.66

Weighted-average common units
Basic	52,501,412	43,343,268

Diluted	59,453,670	51,109,008

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Total revenues were $1,147.4 million for the three months ended March 31, 2014, an increase of less than 1% over total revenues for the three months ended March 31, 2013 of $1,145.0 million. The increase in revenues was primarily attributable to an increase in fund management fees of $28.9 million for the three months ended March 31, 2014 as compared to 2013 partially offset by a decrease in performance fees of $21.9 million for the three months ended March 31, 2014, as compared to 2013.

Fund Management Fees. Fund management fees increased $28.9 million, or 12%, to $260.3 million for the three months ended March 31, 2014 as compared to 2013. In addition, fund management fees from consolidated funds increased $2.6 million for the three months ended March 31, 2014 as compared to 2013. These fees are eliminated upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $69.5 million of incremental management fees from the commencement of the investment period during 2013 and 2014 for certain newly raised funds and “catch-up” management fees from subsequent closes of funds that are in the fundraising period, approximately $17.5 million of increased management fees from greater assets under management in ESG, Claren Road, and AlpInvest, and approximately $8.3 million of additional management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Offsetting those increases were decreases in management fees of approximately $43.9 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $7.9 million in decreased management fees resulting from the liquidation of certain CLOs during 2013, and approximately $6.5 million in decreased management fees from lower assets under management in Vermillion.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $7.0 million and $15.0 million for the three months ended March 31, 2014 and 2013, respectively. The $8.0 million decrease in transaction and portfolio advisory fees resulted primarily from lower investment activity in 2014 as compared to 2013.

Performance Fees. Performance fees for the three months ended March 31, 2014 were $620.5 million compared to $642.4 million for the three months ended March 31, 2013. In addition, performance fees from consolidated funds decreased $13.2 million for the three months ended March 31, 2014 as compared to 2013. These fees eliminate upon consolidation. The performance fees recorded in the three months ended March 31, 2014 and 2013 were due principally to increases in the fair value of the underlying funds, which increased approximately 6% and 7% in total remaining value during the three months ended March 31, 2014 and 2013, respectively. The increase in the fair value of the investments was driven by asset performance and operating projections as well as increases in market comparables. In comparison, the MSCI All Country World Index increased 1% during the three months ended March 31, 2014. The global economy continued to grow at a moderate pace in early 2014, with acceleration in Europe (relative to 2013) partially offset by slower growth in China. The “tapering” of the U.S. Federal Reserve’s asset purchase program progressed as anticipated, though treasury yields declined, despite the reduction in Federal Reserve bond purchases, as certain economic data were weaker than expected. During the quarter, the low rates continued to fuel increases in asset prices.

Approximately $453.2 million and $434.7 million of performance fees for the three months ended March 31, 2014 and 2013, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended March 31, 2014 and 2013 were $66.1 million and $108.5 million for the Global Market Strategies segment, $16.8 million and $63.0 million for the Real Assets segment, and $84.4 million and $36.2 million for the Solutions segment, respectively. Further, approximately $413.1 million of our performance fees for the three months ended March 31, 2014 were related to CP V and CEP III, while $338.5 million of our performance fees for the three months ended March 31, 2013 were related to CP V and CP IV.

Investment Income. Investment income of $6.1 million for the three months ended March 31, 2014 increased $5.7 million over investment income of $0.4 million for the three months ended March 31, 2013. The increase relates primarily to increased investment gains on investments in certain Europe buyout funds and U.S. real estate investments, partially offset by an increase in the investment losses on the investment in NGP of $3.3 million. In addition, investment income from Consolidated Funds increased $0.9 million for the three months ended March 31, 2014 as compared to 2013. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income increased $1.4 million to $3.8 million for the three months ended March 31, 2014, as compared to $2.4 million for 2013.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $250.7 million for the three months ended March 31, 2014, a decrease of $17.7 million from $268.4 million for the three months ended March 31, 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease during these periods is due primarily to lower interest income recognized by the consolidated fund of funds vehicles in 2014 as compared to 2013. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Expenses

Expenses were $1,099.0 million for the three months ended March 31, 2014, an increase of $194.9 million from $904.1 million for the three months ended March 31, 2013. The increase primarily is due to increases in total compensation and benefits and interest and other expenses of a consolidated real estate VIE, which increased $74.6 million and $49.2 million, respectively.

Total compensation and benefits for the three months ended March 31, 2014 increased $74.6 million, or 14%, from $534.5 million for the three months ended March 31, 2013 to $609.1 million for the three months ended March 31, 2014. The increase in total compensation and benefits reflects an increase in base compensation expense of $26.1 million, an increase in equity-based compensation expense of $21.9 million, and an increase in performance fee related compensation expense of $26.6 million.

Compensation and Benefits. Base compensation and benefits increased $26.1 million, or 15%, for the three months ended March 31, 2014 as compared to 2013, which primarily relates to increased headcount, promotions, and adjustments to bonus accruals, as well as the addition of professionals associated with the Partnership’s acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Also, compensation associated with fundraising efforts increased from 2013 to 2014 due to fundraising for our latest U.S. real estate fund, our international energy fund, and our business development companies.

Equity-based compensation increased $21.9 million for the three months ended March 31, 2014 as compared to 2013. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014. In February 2014, the Partnership granted approximately 5.6 million deferred restricted common units across a significant number of the Partnership’s employees. The total estimated grant-date fair value of these awards was approximately $172 million; these awards vest over a period of up to 6 years. Equity-based compensation expense increased $10.8 million from 2013 to 2014 from this award and other awards granted during 2013. Also contributing to the increase in equity-based compensation was a decrease to the estimated forfeiture rates during the second quarter of 2013.

Performance fee related compensation expense increased $26.6 million for the three months ended March 31, 2014 as compared to 2013. Performance fee related compensation as a percentage of performance fees was 53% and 47% for the three months ended March 31, 2014 and 2013, respectively. The increase in the percentage of performance fee related compensation expense from 2013 to 2014 was due primarily to increases in performance fees generated by our private equity fund of funds vehicles in 2014 as compared to 2013 (which have a higher percentage of performance fee related compensation as compared to other carry funds), as well as decreases in performance fees generated by our Legacy Energy funds in 2014 as compared to 2013 (which do not have performance fee related compensation).

General, Administrative and Other Expenses. General, administrative and other expenses increased $22.9 million for the three months ended March 31, 2014 as compared to 2013. This increase was driven primarily by an impairment loss of $24.6 million to reduce the carrying value of certain intangible assets to their estimated fair value.

Interest. Interest expense for the three months ended March 31, 2014 was $12.2 million, an increase of $1.7 million from 2013. The increase was due primarily to the issuances in March 2013 and March 2014 of $400 million and $200 million, respectively, of 5.625% senior notes due 2043. The increase in interest expense from 2013 to 2014 was partially offset by $1.9 million of expense recorded in 2013 related to deferred financing costs expensed upon the early extinguishment of debt.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $13.9 million for the three months ended March 31, 2014 as compared to 2013. This increase relates primarily to the six new CLOs formed throughout 2013 and the two new CLOs formed in the first quarter of 2014. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $49.2 million for the three months ended March 31, 2014. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense inclusive of the fair value adjustment on Urbplan loans ($21.4 million), costs associated with land development services ($13.7 million), general and administrative expenses ($11.7 million), and compensation and benefits ($2.4 million). The Partnership began consolidating Urbplan on September 30, 2013.

Other Non-operating (Income) Expense. Other non-operating expense of $30.2 million for the three months ended March 31, 2014 compares to other non-operating income of $2.4 million for the three months ended March 31, 2013. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During the three months ended March 31, 2014, the overall estimated fair value of the contingent consideration associated with the Partnership’s acquisitions increased; the overall increase was due primarily to updated assumptions in the probability-weighted discounted cash flow models used to estimate the fair value.

Generally, the contingent consideration associated with the Partnership’s acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership’s liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership’s original financial forecast at acquisition, the Partnership expects that the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches.

During 2013, one of the Partnership’s acquisitions experienced deterioration in performance from its legacy investment strategies, which resulted in a decrease to the estimated fair value of the contingent consideration liability associated with that acquisition (resulting in other non-operating income to the Partnership in the first quarter of 2013). This acquisition has subsequently developed new investment strategies which are expected to generate positive financial results and offset the performance of its legacy investment strategies. Accordingly, in 2014, the estimated fair value of the contingent consideration liability associated with that acquisition has increased (resulting in other non-operating expense to the Partnership in the first quarter of 2014).

Net Investment Gains of Consolidated Funds

For the three months ended March 31, 2014, net investment gains of Consolidated Funds were $424.0 million, as compared to gains of $211.5 million for the three months ended March 31, 2013. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Realized gains	$732.3	$477.9
Net change in unrealized gains	(243.4)	121.5

Total gains	488.9	599.4
Losses on liabilities of CLOs	(65.1)	(386.9)
Gains (losses) on other assets of CLOs	0.2	(1.0)

Total	$424.0	$211.5

The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the three months ended March 31, 2014 and 2013 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $378.5 million and $265.7 million, respectively, net investment gains attributable to the consolidated hedge funds and other consolidated funds of $101.9 million and $221.7 million, respectively, and the net depreciation of CLOs of $56.4 million and $275.9 million, respectively.

Net Income Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $324.5 million for the three months ended March 31, 2014 compared to $168.0 million for the three months ended March 31, 2013. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended March 31, 2014, the net income of our Consolidated Funds was approximately $337.8 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, the consolidated hedge funds and the consolidated CLOs. The net income from the consolidated AlpInvest fund of fund vehicles and the consolidated hedge funds was approximately $356.3 million and $66.6 million, respectively, for the three months ended March 31, 2014. The net income was partially offset by net losses from the consolidated CLOs of $81.4 million for the three months ended March 31, 2014. The CLOs’ investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.

The net income of our Consolidated Funds was approximately $147.8 million for the three months ended March 31, 2013. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, the consolidated hedge funds and the consolidated CLOs. The net income from the consolidated AlpInvest fund of fund vehicles and the hedge funds was approximately $229.7 million and $176.0 million, respectively, for the three months ended March 31, 2013. The net income was partially offset by net losses from the consolidated CLOs of $257.8 million for the three months ended March 31, 2013.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $24.6 million and $33.8 million for the three months ended March 31, 2014 and 2013, respectively. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 20% and 14% as of March 31, 2014 and 2013, respectively). For the three months ended March 31, 2014 and 2013, the net income attributable to Carlyle Holdings was $131.9 million and $259.5 million, respectively. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $3.8 million and $(4.8) million for the three months ended March 31, 2014 and 2013, respectively.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2014 and 2013. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effects of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grant issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$287.8	$240.1
Portfolio advisory fees, net	3.8	4.6
Transaction fees, net	3.2	10.4

Total fund level fee revenues	294.8	255.1
Performance fees
Realized	249.4	248.9
Unrealized	355.7	342.7

Total performance fees	605.1	591.6
Investment income (loss)
Realized	5.3	(9.3)
Unrealized	(13.2)	12.3

Total investment income (loss)	(7.9)	3.0
Interest and other income	4.5	2.4

Total revenues	896.5	852.1
Segment Expenses
Compensation and benefits
Direct base compensation	126.7	108.0
Indirect base compensation	46.1	33.6
Equity-based compensation	14.0	2.6
Performance fee related
Realized	108.6	107.4
Unrealized	189.9	129.5

Total compensation and benefits	485.3	381.1
General, administrative, and other indirect expenses	71.7	62.3
Depreciation and amortization expense	5.4	6.3
Interest expense	12.2	8.5

Total expenses	574.6	458.2

Economic Net Income	$321.9	$393.9

(-) Net Performance Fees	306.6	354.7
(-) Investment Income (Loss)	(7.9)	3.0
(+) Equity-based Compensation	14.0	2.6

(=) Fee Related Earnings	$37.2	$38.8

(+) Realized Net Performance Fees	140.8	141.5
(+) Realized Investment Income (Loss)	5.3	(9.3)

(=) Distributable Earnings	$183.3	$171.0

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Income before provision for income taxes	$472.4	$452.4
Adjustments:
Equity-based compensation issued in conjuction with the initial public offering, acquisitions, and strategic investments	62.4	52.1
Acquisition related charges and amortization of intangibles	80.1	62.5
Other non-operating (income) expenses	30.2	(2.4)
Net income attributable to non-controlling interests in Consolidated entities	(324.5)	(168.0)
Other adjustments(1)	1.3	(2.7)

Economic Net Income	$321.9	$393.9

Net performance fees(2)	306.6	354.7
Investment income (loss)(2)	(7.9)	3.0
Equity-based compensation	14.0	2.6

Fee Related Earnings	$37.2	$38.8

Realized performance fees, net of related compensation	140.8	141.5
Investment income (loss) — realized	5.3	(9.3)

Distributable Earnings	$183.3	$171.0

(1) –	Other adjustments were comprised of the following:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Losses associated with debt refinancing activities	$—	$1.9
Severance and lease terminations	0.7	0.5
Provision for income taxes attributable to non-controlling interests in consolidated entities	(1.0)	(6.0)
Other adjustments	1.6	0.9

	$1.3	$(2.7)

(2) –	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2014
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$251.4	$(2.0)	$249.4
Unrealized	369.1	(13.4)	355.7

Total performance fees	620.5	(15.4)	605.1
Performance fee related compensation expense
Realized	108.7	(0.1)	108.6
Unrealized	221.6	(31.7)	189.9

Total performance fee related compensation expense	330.3	(31.8)	298.5
Net performance fees
Realized	142.7	(1.9)	140.8
Unrealized	147.5	18.3	165.8

Total net performance fees	$290.2	$16.4	$306.6

Investment income (loss)
Realized	$—	$5.3	$5.3
Unrealized	6.1	(19.3)	(13.2)

Total investment income (loss)	$6.1	$(14.0)	$(7.9)

	Three Months Ended March 31, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$252.8	$(3.9)	$248.9
Unrealized	389.6	(46.9)	342.7

Total performance fees	642.4	(50.8)	591.6
Performance fee related compensation expense
Realized	108.7	(1.3)	107.4
Unrealized	195.0	(65.5)	129.5

Total performance fee related compensation expense	303.7	(66.8)	236.9
Net performance fees
Realized	144.1	(2.6)	141.5
Unrealized	194.6	18.6	213.2

Total net performance fees	$338.7	$16.0	$354.7

Investment income (loss)
Realized	$(4.2)	$(5.1)	$(9.3)
Unrealized	4.6	7.7	12.3

Total investment income (loss)	$0.4	$2.6	$3.0

(3)	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as unrealized investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road, ESG and Vermillion and Carlyle’s 60% economic interest in AlpInvest (for periods prior to August 1, 2013), in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$258.4	$239.2
Global Market Strategies	56.2	104.0
Real Assets	(16.5)	41.8
Solutions	23.8	8.9

Economic Net Income (Loss)	$321.9	$393.9

Distributable Earnings
Corporate Private Equity	$147.7	$113.9
Global Market Strategies	22.3	41.2
Real Assets	2.0	12.0
Solutions	11.3	3.9

Distributable Earnings	$183.3	$171.0

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and Vermillion based on our 55% economic interest in those entities. For periods prior to August 1, 2013 (the date we acquired the remaining 40% equity interest in AlpInvest), we present our segment revenues and expenses based on our historical ownership interest in AlpInvest of 60%. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or is issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$129.8	$108.3
Portfolio advisory fees, net	3.5	4.1
Transaction fees, net	3.2	10.4

Total fund level fee revenues	136.5	122.8
Performance fees
Realized	234.7	212.3
Unrealized	212.9	207.6

Total performance fees	447.6	419.9
Investment income
Realized	1.9	1.8
Unrealized	5.4	2.8

Total investment income	7.3	4.6
Interest and other income	2.2	1.0

Total revenues	593.6	548.3
Segment Expenses
Compensation and benefits
Direct base compensation	59.5	55.0
Indirect base compensation	22.0	20.0
Equity-based compensation	7.1	1.5
Performance fee related
Realized	101.3	101.6
Unrealized	100.5	83.6

Total compensation and benefits	290.4	261.7
General, administrative, and other indirect expenses	35.4	39.0
Depreciation and amortization expense	2.7	3.5
Interest expense	6.7	4.9

Total expenses	335.2	309.1

Economic Net Income	$258.4	$239.2

(-) Net Performance Fees	245.8	234.7
(-) Investment Income	7.3	4.6
(+) Equity-based Compensation	7.1	1.5

(=) Fee Related Earnings	$12.4	$1.4

(+) Realized Net Performance Fees	133.4	110.7
(+) Realized Investment Income	1.9	1.8

(=) Distributable Earnings	$147.7	$113.9

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Total fee revenues were $136.5 million for the three months ended March 31, 2014, representing an increase of $13.7 million, or 11%, from the three months ended March 31, 2013. This increase reflects a $21.5 million increase in fund management fees, partially offset by decreases in net portfolio advisory fees and net transaction fees of $7.8 million. The weighted-average management fee rate on funds in the investment period increased to 1.44% at March 31, 2014 from 1.40% at March 31, 2013 reflecting higher management fee rates on new capital raised. However, the total weighted-average management fee rate decreased from 1.29% at March 31, 2013 to 1.17% at March 31, 2014. The decrease in the total weighted-average management fee rate reflects funds stepping down their management fee rate as the investment period expired. Fee-earning AUM as of March 31, 2014 increased 29% compared to March 31, 2013, primarily related to limited partner commitments raised by CP VI, our fourth Asia buyout fund (“CAP IV”), and our fourth Europe buyout fund (“CEP IV”). The decrease in net portfolio fees and net transaction fees was primarily due to fewer closed investments in 2014 as compared to 2013.

Interest and other income was $2.2 million for the three months ended March 31, 2014, an increase from $1.0 million for the three months ended March 31, 2013.

Total compensation and benefits was $290.4 million and $261.7 million for the three months ended March 31, 2014 and 2013, respectively. Performance fee related compensation expense was $201.8 million and $185.2 million, or 45% and 44% of performance fees, for the three months ended March 31, 2014 and 2013, respectively.

Direct and indirect base compensation expense increased $6.5 million for the three months ended March 31, 2014, or 9% more than the three months ended March 31, 2013. The increase is primarily due to incremental compensation costs related to increased headcount, promotions, and adjustments to bonus accruals.

Equity-based compensation was $7.1 million for the three months ended March 31, 2014, an increase from $1.5 million for the three months ended March 31, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses decreased $3.6 million for the three months ended March 31, 2014 as compared to 2013. The decrease is primarily due to lower professional fees in 2014 as compared to 2013.

Depreciation and amortization expense was $2.7 million for the three months ended March 31, 2014, a decrease from $3.5 million in 2013.

Interest expense increased $1.8 million, or 37%, for the three months ended March 31, 2014 as compared to 2013. The increase was due primarily to the issuances in March 2013 and March 2014 of $400 million and $200 million, respectively, of 5.625% senior notes due 2043.

Economic Net Income. ENI was $258.4 million for the three months ended March 31, 2014, reflecting a 8% increase as compared to ENI of $239.2 million for the three months ended March 31, 2013. The increase in ENI in the first quarter of 2014 was due to an increase in net performance fees of $11.1 million, a $11.0 million increase in fee related earnings, and an increase in investment income of $2.7 million. These increases were partially offset by an increase in equity-based compensation of $5.6 million.

Fee Related Earnings. Fee related earnings were $12.4 million for the three months ended March 31, 2014, as compared to $1.4 million for the three months ended March 31, 2013, representing an increase of $11.0 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $13.7 million and a decrease in general, administrative and other indirect expenses of $3.6 million. These increases in fee related earnings were partially offset by an increase in direct and indirect base compensation of $6.5 million.

Performance Fees. Performance fees increased $27.7 million for the three months ended March 31, 2014 as compared to 2013. Performance fees of $447.6 million and $419.9 million are inclusive of performance fees reversed of approximately $55.0 million and $2.1 million during the three months ended March 31, 2014 and 2013, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Buyout funds	$451.2	$413.8
Growth Capital funds	(3.6)	6.1

Performance fees	$447.6	$419.9

The $447.6 million in performance fees for the three months ended March 31, 2014 was driven primarily by performance fees for CP V, CEP III, and CP IV of $246.6 million, $162.6 million and $51.3 million, respectively. The total year-to-date 2014 and 2013 appreciation in the remaining value of assets for funds in this segment was approximately 8% and 9%, respectively. Comparatively, the $419.9 million in performance fees for the three months ended March 31, 2013 was driven primarily by performance fees for CP IV, CP V, and Carlyle Asia Partners II, L.P. (“CAP II”), our second Asia buyout fund, of $171.6 million, $157.8 million and $30.0 million, respectively.

During the three months ended March 31, 2014, net performance fees were $245.8 million or 55% of performance fees and $11.1 million more than the net performance fees in the first quarter of 2013.

Investment Income. Investment income for the three months ended March 31, 2014 was $7.3 million compared to $4.6 million in the first quarter of 2013. The increase in investment income from 2013 to 2014 relates primarily to increased investment gains on investments in certain Europe buyout funds.

Distributable Earnings. Distributable earnings increased $33.8 million for the three months ended March 31, 2014 to $147.7 million from $113.9 million for the same period in 2013. This increase primarily reflects an increase in realized net performance fees of $22.7 million and an increase in fee related earnings of $11.0 million.

Fee-earning AUM as of and for the Three Months Ended March 31, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$19,568	$20,920
Fee-earning AUM based on invested capital	22,453	12,275
Fee-earning AUM based on lower of cost or fair value	837	—

Total Fee-earning AUM	$42,858	$33,195

Weighted Average Management Fee Rates (2)
All Funds	1.17%	1.29%
Funds in Investment Period	1.44%	1.40%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$43,033	$33,840
Inflows, including Commitments (1)	697	453
Outflows, including Distributions (2)	(886)	(797)
Foreign Exchange and other (3)	14	(301)

Balance, End of Period	$42,858	$33,195

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $42.9 billion at March 31, 2014, a decrease of $0.1 billion, or less than 1%, compared to $43.0 billion at December 31, 2013. Outflows of $0.9 billion were principally a result of distributions from several buyout funds that were outside of their investment period. This was offset by inflows of $0.7 billion, primarily related to limited partner commitments raised by our third Japan buyout fund (“CJP III”), CAP IV, CEP IV, and other global buyout funds, in addition to equity invested by various funds outside their investment period. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM, as these funds are based on commitments.

Fee-earning AUM was $42.9 billion at March 31, 2014, an increase of $9.7 billion, or approximately 29%, compared to $33.2 billion at March 31, 2013. Inflows of $17.5 billion, primarily related to limited partner commitments raised by CP VI, CAP IV, CEP IV, and various other funds and coinvestments, in addition to equity invested in various funds outside their investment period. Outflows of $7.6 billion were principally a result of a change in basis from commitments to invested capital for several of our funds at the end of their original investment period and distributions from several buyout funds that are outside of their investment period.

Fee-earning AUM was $33.2 billion at March 31, 2013, a decrease of $0.6 billion, or 2%, compared to $33.8 billion at December 31, 2012. Outflows of $0.8 billion were principally a result of distributions from several buyout funds that were outside of their investment period, in addition to $0.3 billion foreign exchange loss. This was offset by inflows of $0.5 billion, primarily related to equity invested in various funds outside their investment period, and limited partner commitments raised by our Peru buyout fund (“CPF I”) and Sub-Saharan Africa fund (“CSSAF I”).

Total AUM as of and for the Three Months Ended March 31, 2014

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2014
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$24,743	$40,122	$64,865
Commitments (1)	(86)	—	(86)
Capital Called, net (2)	(886)	753	(133)
Distributions (3)	130	(3,197)	(3,067)
Market Appreciation/(Depreciation) (4)	—	2,844	2,844
Foreign exchange and other (5)	8	29	37

Balance, End of Period	$23,909	$40,551	$64,460

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $64.5 billion at March 31, 2014, a decrease of $0.4 billion, or less than 1%, compared to $64.9 billion at December 31, 2013. This decrease was primarily driven by distributions, net of recallable capital, of $3.1 billion across our portfolio. In addition, fundraising of $0.6 billion for the quarter was offset by the expiration of available capital for several of our funds at the end of their follow-on investment period for a combined decrease in commitments of $0.1 billion. This decrease was offset by $2.8 billion of market appreciation across our portfolio, which experienced an 8% increase in value over the period due to an 8% increase across our buyout funds and an increase of less than 1% for our growth funds.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2014, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of March 31, 2014					as of March 31, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
		(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Corporate Private Equity
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.6	2.5x	27%	21%	$4,031.6	$10,146.6	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,710.2	2.3x	17%	13%	$6,079.0	$16,265.7	2.7x	20%
CP V	5/2007	$13,719.7	$12,738.9	$22,295.1	1.8x	19%	14%	$3,386.0	$8,187.1	2.4x	28%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.5	€3,866.4	1.9x	37%	20%	€1,230.8	€3,088.0	2.5x	61%
CEP III	12/2006	€5,294.9	€4,954.2	€7,953.1	1.6x	15%	10%	€1,002.6	€2,259.5	2.3x	27%
CAP I	12/1998	$750.0	$627.7	$2,491.8	4.0x	25%	18%	$627.7	$2,491.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.6	$2,841.8	1.7x	12%	8%	$720.0	$2,127.9	3.0x	26%
CAP III	5/2008	$2,551.6	$2,406.1	$3,566.1	1.5x	18%	11%	$765.4	$1,576.2	2.1x	25%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥136,351.1	2.9x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥159,657.3	1.1x	3%	(1%)	¥31,806.1	¥57,537.9	1.8x	25%
CGFSP I	9/2008	$1,100.2	$1,038.0	$1,634.6	1.6x	18%	11%	$218.1	$529.8	2.4x	28%
All Other Funds(9)	Various		$4,431.5	$6,914.1	1.6x	17%	7%	$2,802.4	$4,962.2	1.8x	20%
Coinvestments and Other(10)	Various		$7,730.5	$19,079.7	2.5x	36%	33%	$5,097.1	$15,410.6	3.0x	36%

Total Fully Invested Funds			$56,439.4	$112,831.0	2.0x	26%	19%	$30,211.7	$77,897.3	2.6x	30%

Funds in the Investment Period(6)
CP VI (12)	5/2012	$13,000.0	$393.5	$382.5	1.0x	n/m	n/m
CAP IV (12)	11/2012	$2,130.5	n/a	n/a	n/a	n/a	n/m
CAGP IV	6/2008	$1,041.4	$768.7	$1,032.2	1.3x	15%	6%
CEOF I	5/2011	$1,119.1	$617.7	$692.1	1.1x	13%	4%
All Other Funds(11)	Various		$987.8	$984.8	1.0x	1%	(16%)

Total Funds in the Investment Period			$2,374.2	$2,709.1	1.1x	10%	(6%)	$196.4	$449.6	2.3x	40%

TOTAL CORPORATE PRIVATE EQUITY(13)			$58,813.6	$115,540.1	2.0x	26%	19%	$30,408.1	$78,346.9	2.6x	30%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CETP II, CAVP I, CAVP II, CAGP III, Mexico and MENA.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CJP III, CGFSP II, CSABF, CSSAF, CBPF, CPF I, and CCI.
(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI and November 2012 for CAP IV.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2014
Corporate Private Equity
CP V	$14,312.7	1.8x	1.8x	93%	Ö	Ö	100%	Nov-07	26	May-13
CEP III	€5,457.9	1.7x	1.6x	94%	Ö		100%	Dec-07	26	Dec-12
CP IV	$3,876.7	1.8x	2.3x	97%	Ö	Ö	80%	Dec-05	34	Dec-10
CAP III	$2,242.5	1.3x	1.5x	94%	Ö		100%	Dec-08	22	May-14
CAP II	$1,151.6	1.2x	1.7x	90%	Ö		80%	Dec-06	30	Feb-12
CJP II	¥97,027.8	0.9x	1.1x	86%			80%	Oct-06	30	Jul-12
CEP II	€716.0	0.9x	1.9x	113%	Ö		80%	Sep-03	43	Sep-08
CGFSP I	$963.2	1.3x	1.6x	94%	Ö	Ö	100%	Oct-08	22	Sep-14
CAGP IV	$776.6	1.1x	1.3x	74%			100%	Dec-08	22	Jun-14
CEOF I	$644.9	1.1x	1.1x	55%			80%	Dec-11	10	May-17
CP VI	$412.2	1.0x	1.0x	3%			100%	Oct-13	2	May-18
All Other Funds (8)	$2,644.4	1.2x	2.2x		n/m	n/m
Coinvestment and Other (9)	$4,068.5	1.7x	2.5x		n/m	n/m

Total Corporate Private Equity	$40,537.5	1.5x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CEP IV, CAP I, CAP IV, CBPF, CJP I, CJP III, CEVP, CETP I, CETP II, CCI, CAVP I, CAVP II, CAGP III, Mexico, MENA, CSABF, CGFSP II, CSSAF, CPF, CVP I, CVP II and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$63.2	$66.3
Portfolio advisory fees, net	0.1	0.2
Transaction fees, net	—	—

Total fund level fee revenues	63.3	66.5
Performance fees
Realized	8.3	24.1
Unrealized	49.5	64.3

Total performance fees	57.8	88.4
Investment income
Realized	1.3	1.9
Unrealized	1.9	5.1

Total investment income	3.2	7.0
Interest and other income	1.3	1.1

Total revenues	125.6	163.0
Segment Expenses
Compensation and benefits
Direct base compensation	27.5	25.7
Indirect base compensation	6.0	4.8
Equity-based compensation	2.7	0.4
Performance fee related
Realized	3.8	9.7
Unrealized	14.8	6.2

Total compensation and benefits	54.8	46.8
General, administrative, and other indirect expenses	11.6	9.5
Depreciation and amortization expense	0.9	1.2
Interest expense	2.1	1.5

Total expenses	69.4	59.0

Economic Net Income	$56.2	$104.0

(-) Net Performance Fees	39.2	72.5
(-) Investment Income (Loss)	3.2	7.0
(+) Equity-based Compensation	2.7	0.4

(=) Fee Related Earnings	$16.5	$24.9

(+) Realized Net Performance Fees	4.5	14.4
(+) Realized Investment Income	1.3	1.9

(=) Distributable Earnings	$22.3	$41.2

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Total fee revenues were $63.3 million for the three months ended March 31, 2014, a decrease of $3.2 million from 2013. The decrease was due primarily to approximately $7.9 million in subordinated management fees recognized in 2013 from certain CLOs that were liquidated in 2013 and $3.6 million in decreased management fees from lower assets under management in Vermillion. Offsetting those decreases were $6.7 million of increased management fees from greater assets under management in ESG and Claren Road and $0.7 million of management fees from our business development companies. The weighted average management fee rate on our hedge funds decreased from 1.83% to 1.75% compared to the prior year period due to lower rates and assets under management in the Vermillion hedge funds, and higher assets under management in the ESG hedge funds. The weighted average management fee rate on our carry funds decreased from 1.48% to 1.45% due to a change in fee basis from commitments to invested capital on our second corporate mezzanine fund (“CMP II”).

Interest and other income was $1.3 million for the three months ended March 31, 2014 as compared to $1.1 million for the same period in 2013.

Total compensation and benefits was $54.8 million and $46.8 million for the three months ended March 31, 2014 and 2013, respectively. Performance fee related compensation expense was $18.6 million and $15.9 million for the three months ended March 31, 2014 and 2013, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our 55% economic interest in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.

Direct and indirect base compensation increased $3.0 million for the three months ended March 31, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount, promotions, and adjustments to bonus accruals, as well as increased compensation associated with fundraising efforts for our business development companies.

Equity-based compensation was $2.7 million for the three months ended March 31, 2014, an increase of $2.3 million from $0.4 million for the three months ended March 31, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses increased $2.1 million to $11.6 million for the three months ended March 31, 2014 as compared to 2013. The increase is primarily due to an increase in professional fees.

Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2014, a decrease from $1.2 million in 2013.

Interest expense increased $0.6 million, or 40%, for the three months ended March 31, 2014 as compared to 2013. The increase was due primarily to the issuances in March 2013 and March 2014 of $400 million and $200 million, respectively, of 5.625% senior notes due 2043.

Economic Net Income. ENI was $56.2 million for the three months ended March 31, 2014, a decrease of $47.8 million from $104.0 million for the three months ended March 31, 2013. The decrease in ENI for the three months ended March 31, 2014 as compared to 2013 was primarily driven by a decrease in net performance fees of $33.3 million, a decrease in fee related earnings of $8.4 million, a decrease in investment income of $3.8 million, and an increase in equity-based compensation of $2.3 million.

Fee Related Earnings. Fee related earnings decreased $8.4 million to $16.5 million for the three months ended March 31, 2014 as compared to 2013. The decrease was primarily due to decreases in fee revenues of $3.2 million and increases in base compensation of $3.0 million and general, administrative and other indirect expenses of $2.1 million.

Performance Fees. Performance fees of $57.8 million and $88.4 million for the three months ended March 31, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $3.2 million and $0.4 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Carry funds	$13.7	$20.2
Hedge funds	38.1	66.6
Structured credit funds	6.0	1.6

Performance fees	$57.8	$88.4

Performance fees for the three months ended March 31, 2014 were generated primarily by the hedge funds, including $19.5 million from the Claren Road Master Fund and $13.2 million from the Claren Road Opportunities fund. Performance fees for the three months ended March 31, 2013 were generated primarily by the distressed debt funds, including $18.4 million of performance fees from Carlyle Strategic Partners II, our second distressed debt fund (“CSP II”), as well as the hedge funds, including $32.0 million from the Claren Road Master Fund and $16.5 million from the ESG Cross Border Equity fund.

Net performance fees decreased $33.3 million to $39.2 million for the three months ended March 31, 2014 as compared to $72.5 million for the same period in 2013.

Investment Income. Investment income was $3.2 million for the three months ended March 31, 2014 as compared to $7.0 million for the same period in 2013. The decrease in investment income is due primarily to unrealized gains recognized in 2013 on a debt investment.

Distributable Earnings. Distributable earnings decreased $18.9 million to $22.3 million for the three months ended March 31, 2014 from $41.2 million for the three months ended March 31, 2013. The decrease related primarily to a decrease in realized net performance fees of $9.9 million and a decrease in fee related earnings of $8.4 million for the three months ended March 31, 2014 as compared to 2013.

Fee-earning AUM as of and for the Three Months Ended March 31, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2014	2013
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,916	$2,131
Fee-earning AUM based on invested capital	848	854
Fee-earning AUM based on collateral balances, at par	17,212	16,272
Fee-earning AUM based on net asset value	13,975	12,157
Fee-earning AUM based on other (2)	395	22

Total Fee-earning AUM	$34,346	$31,436

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.70%	1.76%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on notional and gross asset value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,411	$31,034
Inflows, including Commitments (1)	136	54
Outflows, including Distributions (2)	(301)	(212)
Subscriptions, net of Redemptions (3)	103	(56)
Changes in CLO collateral balances (4)	719	296
Market Appreciation/(Depreciation) (5)	282	489
Foreign Exchange and other (6)	(4)	(169)

Balance, End of Period	$34,346	$31,436

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired.
(3)	Represents subscriptions and redemptions in our hedge funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $34.3 billion at March 31, 2014, an increase of $0.9 billion, or approximately 3%, compared to $33.4 billion at December 31, 2013. This increase was primarily a result of increases in the aggregate par value of our CLO collateral balances of $0.7 billion, partially due to the launch of two new-issue CLOs totaling $1.2 billion, and market appreciation and net subscriptions in our hedge funds of $0.3 billion and $0.1 billion, respectively. Outflows of $0.3 billion were primarily driven by the step-down in management fee basis from commitments to invested equity for our second corporate mezzanine fund (“CMP II”) and distributions from our fully invested funds. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $34.3 billion at March 31, 2014, an increase of $2.9 billion, or more than 9%, compared to $31.4 billion at March 31, 2013. This increase was driven by $1.1 billion of subscriptions, net of redemptions, inflows including commitments of $0.7 billion, and market appreciation of $0.6 billion, in our hedge funds. These increases are partially offset by $0.6 billion of outflows, primarily from distributions in our fully invested carry funds.

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

Total AUM as of and for the Three Months Ended March 31, 2014.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2014
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,458	$34,019	$35,477
Capital Called, net (1)	(32)	145	113
Distributions (2)	71	(190)	(119)
Subscriptions, net of Redemptions (3)	—	173	173
Changes in CLO collateral balances (4)	—	544	544
Market Appreciation/(Depreciation) (5)	—	354	354
Foreign exchange and other (6)	—	(5)	(5)

Balance, End of Period (7)	$1,497	$35,040	$36,537

(1)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(2)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds.
(4)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.
(5)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(7)	Ending balance is comprised of approximately $17.8 billion from our structured credit funds, $14.6 billion in our hedge funds, $3.8 billion (including $1.5 billion of Available Capital) in our carry funds, and $0.4 billion from our business development companies.

Total AUM was $36.5 billion at March 31, 2014, an increase of $1.0 billion, or approximately 3%, compared to $35.5 billion at December 31, 2013. This increase was driven by an increase of $0.5 billion in the par value of our CLO collateral balances, partially due to the launch of two new-issue CLOs totaling $1.2 billion, market appreciation of nearly $0.4 billion, primarily from our hedge funds and business development companies, and subscriptions, net of redemptions of $0.2 billion in our hedge funds. These increases were offset by distributions, net of recallable amounts, of $0.1 billion from our carry funds.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of March 31, 2014, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			as of March 31, 2014
	Fund
	Inception	Committed	Cumulative	Total Fair
	Date (1)	Capital	Invested Capital (2)	Value (3)	MOIC (4)	Gross IRR (5)	Net IRR (6)
		(Reported in Local Currency, in Millions)
Global Market Strategies
CSP II	6/2007	$1,352.3	$1,352.3	$2,447.1	1.8x	18%	13%
CEMOF I	12/2010	$1,382.5	$814.2	$983.5	1.2x	26%	11%

(1)	The data presented herein that provides “inception to date” performance results for CSP II and CEMOF I related to the period following the formation of the funds in June 2007 and December 2010, respectively.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
		As of March 31, 2014
Global Market Strategies
CEMOF I	$682.7	1.1x	1.2x	59%	Ö		100%	Dec-10	14	Dec-15
CSP II	$529.8	1.0x	1.8x	100%	Ö	Ö	80%	Dec-07	26	Jun-11
All Other Funds (8)	$871.3	1.2x	1.4x		n/m	n/m
Coinvestment and Other (9)	$191.0	1.0x	1.2x		n/m	n/m

Total Global Market Strategies	$2,274.8	1.1x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CSP I, CSP III, CMP I, and CMP II. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.8 billion and $2.4 billion, respectively, as of March 31, 2014:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	5%	5%	8%	9%
Claren Road Opportunities Fund	9%	8%	14%	14%
Barclays Aggregate Bond Index	(2%)	3%	4%	5%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	5%	4%	5%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	7%	6%	8%	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	3%	3%	3%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	1.05	1.10	1.73	1.82
Claren Road Opportunities Fund	1.24	1.41	1.78	1.74
Barclays Aggregate Bond Index	(0.69)	1.11	1.45	0.96

(1)	For the Claren Road funds, net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses. The Barclays Aggregate Bond Index is a market-value weighted, intermediate-term bond index of over 8,400 intermediate-term government bonds, investment grade corporate debt securities and mortgage-backed securities. This index is an unmanaged statistical composite and its returns do not include payment of any sales charge or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2013.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through March 31, 2014.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $3.7 billion as of March 31, 2014:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	14%	10%	10%	7%
MSCI EM index	(2%)	(2%)	15%	4%
Volatility (4)
CBE Standard Deviation (Annualized)	4%	5%	5%	8%
MSCI EM index Standard Deviation (Annualized)	12%	19%	23%	26%
Sharpe Ratio (1M LIBOR) (5)
CBE	3.44	1.87	1.89	0.75
MSCI EM index	(0.21)	(0.09)	0.67	0.12

(1)	For the CBE fund, net annualized return is presented on a total return basis, net of all fees and expenses. The MSCI EM Index comprises large and mid-cap securities across 21 emerging markets countries. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2013.
(3)	The CBE Fund was established in January 2007. Performance is from inception through March 31, 2014.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

Real Assets

For purposes of presenting results of operations for this segment, our earnings from our investment in NGP Management are presented in the respective operating captions and, for the period beginning after September 30, 2013, the net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$50.3	$47.0
Portfolio advisory fees, net	0.2	0.3
Transaction fees, net	—	—

Total fund level fee revenues	50.5	47.3
Performance fees
Realized	0.5	11.0
Unrealized	14.0	49.5

Total performance fees	14.5	60.5
Investment income (loss)
Realized	2.1	(13.0)
Unrealized	(20.6)	4.5

Total investment income (loss)	(18.5)	(8.5)
Interest and other income	0.7	0.3

Total revenues	47.2	99.6
Segment Expenses
Compensation and benefits
Direct base compensation	18.7	17.9
Indirect base compensation	14.3	7.5
Equity-based compensation	3.5	0.6
Performance fee related
Realized	0.2	(4.9)
Unrealized	8.4	23.6

Total compensation and benefits	45.1	44.7
General, administrative, and other indirect expenses	15.5	10.4
Depreciation and amortization expense	0.9	1.1
Interest expense	2.2	1.6

Total expenses	63.7	57.8

Economic Net Income (Loss)	$(16.5)	$41.8

(-) Net Performance Fees	5.9	41.8
(-) Investment Income (Loss)	(18.5)	(8.5)
(+) Equity-based Compensation	3.5	0.6

(=) Fee Related Earnings	$(0.4)	$9.1

(+) Realized Net Performance Fees	0.3	15.9
(+) Realized Investment Income (Loss)	2.1	(13.0)

(=) Distributable Earnings	$2.0	$12.0

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Total fee revenues were $50.5 million for the three months ended March 31, 2014, an increase of $3.2 million from March 31, 2013. The increase in fund management fees primarily reflects $5.8 million of management fees earned in 2014 from our first international energy fund (“CIEP I”), which commenced its investment period in September 2013 and which also had “catch-up” management fees earned in the first quarter of 2014 from subsequent closing of that fund. This increase was partially offset by declines in fund management fees from distributions from U.S. real estate funds and NGP management fee funds outside of their investment periods. The total weighted average management fee rate remained relatively consistent at 1.24% at March 31, 2014 when compared to 1.26% at March 31, 2013. Despite the step down from commitments to invested capital in one of our Legacy Energy funds (“Renew II”), from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.22% at March 31, 2013 to 1.30% at March 31, 2014 due to fundraising in CIEP I, from which we are entitled to 100% of management fee related revenues.

Interest and other income was $0.7 million for the three months ended March 31, 2014, an increase from $0.3 million for the same period in 2013.

Total compensation and benefits was $45.1 million and $44.7 million for the three months ended March 31, 2014 and 2013, respectively. Performance fee related compensation expense was $8.6 million and $18.7 million for the three months ended March 31, 2014 and 2013, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any performance fees or related compensation from our infrastructure fund. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.

Direct and indirect base compensation was $33.0 million for the three months ended March 31, 2014, an increase from the $25.4 million of expense for the same period in 2013. The increase was due primarily to increased compensation associated with fundraising efforts for our seventh U.S. real estate fund (“CRP VII”) and CIEP I, as well as incremental compensation costs related to increased headcount, promotions, and adjustments to bonus accruals.

Equity-based compensation was $3.5 million for the three months ended March 31, 2014, an increase of $2.9 million from $0.6 million for the three months ended March 31, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses increased $5.1 million to $15.5 million for the three months ended March 31, 2014 as compared to 2013. The increase primarily relates to an increase in professional fees related to CIEP I and Urbplan.

Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2014, a decrease from $1.1 million in 2013.

Interest expense increased $0.6 million, or 38%, for the three months ended March 31, 2014 as compared to 2013. The increase was due primarily to the issuances in March 2013 and March 2014 of $400 million and $200 million, respectively, of 5.625% senior notes due 2043.

Economic Net Income. ENI was $(16.5) million for the three months ended March 31, 2014, a decline of $58.3 million from $41.8 million for the same period in 2013. The decline in ENI for the three months ended March 31, 2014 as compared to 2013 was primarily driven by a decline in net performance fees of $35.9 million, a decline in investment income of $10.0 million, and a decline in fee related earnings of $9.5 million.

Fee Related Earnings. Fee related earnings declined $9.5 million for the three months ended March 31, 2014 as compared to 2013 to $(0.4) million. The decline in fee related earnings is primarily attributable to an increase in base compensation of $7.6 million that was primarily associated with our fundraising efforts for CRP VII and CIEP I and an increase in general, administrative, and other indirect expenses of $5.1 million, partially offset by an increase in fee revenues of $3.2 million.

Performance Fees. Performance fees of $14.5 million and $60.5 million for the three months ended March 31, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $10.6 million and $1.3 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Energy funds	$(1.6)	$20.8
Real Estate funds	16.1	39.7

Performance fees	$14.5	$60.5

Performance fees for the three months ended March 31, 2014 were primarily driven by performance fees related to our sixth U.S. real estate fund (“CRP VI”) of $13.9 million. Investments in our Real Assets portfolio increased 2% during the three months ended March 31, 2014 with energy investments appreciating 1% and real estate investments appreciating 2%. Performance fees for the three months ended March 31, 2013 were primarily driven by performance fees related to CRP VI of $20.0 million and our third U.S. real estate fund (“CRP III”) of $10.2 million. Investments in our Real Assets portfolio increased 3% during the three months ended March 31, 2013 with energy investments appreciating 4% and real estate investments appreciating 1%. During the three months ended March 31, 2013, due to the performance of investments in CRP VI, we were entitled to a “catch-up” allocation of carried interest from CRP VI, resulting in disproportionately higher performance fees earned in the period.

Net performance fees for the three months ended March 31, 2014 were $5.9 million, representing a decline of $35.9 million from $41.8 million in net performance fees for the three months ended March 31, 2013.

Investment Income (Loss). Investment loss was $18.5 million for the three months ended March 31, 2014 compared to a loss of $8.5 million for the same period in 2013. Realized investment income increased $15.1 million for the three months ended March 31, 2104 compared to the same period in 2013, primarily due to a $15.0 million realized loss recognized in 2013 related to an investment in Urbplan that was originally reserved in 2012. Unrealized investment income declined $25.1 million for the three months ended March 31, 2014 to a loss of $20.6 million, primarily due to unrealized losses on investments in certain European real estate funds and from the Partnership’s allocation of Urbplan’s net losses of $9.6 million for the three months ended March 31, 2014. The Partnership began consolidating Urbplan on September 30, 2013.

Distributable Earnings. Distributable earnings declined $10.0 million to $2.0 million for the three months ended March 31, 2014 from $12.0 million for the same period in 2013. The decline was due to a $15.6 million decline in realized net performance fees and a $9.5 million decline in fee related earnings, partially offset by an increase in realized investment income of $15.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Fee-earning AUM as of and for the Three Months Ended March 31, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2014	2013
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$6,680	$9,169
Fee-earning AUM based on invested capital (2)	19,942	20,250
Fee-earning AUM based on lower of cost or fair value and other (3)	794	—

Total Fee-earning AUM (4)	$27,416	$29,419

Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.26%
Funds in Investment Period	1.30%	1.22%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Includes certain funds that are calculated on gross asset value.
(4)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of March 31, 2014, the Legacy Energy Funds had, in the aggregate, approximately $12.5 billion in AUM and $7.3 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP Agribusiness (the “NGP carry fund”), are managed by NGP Energy Capital Management. As of March 31, 2014, the NGP funds had, in the aggregate, approximately $12.3 billion in AUM and $9.2 billion in Fee-earning AUM.
(5)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and the NGP management fee funds, respectively. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,438	$29,305
Inflows, including Commitments (1)	408	243
Outflows, including Distributions (2)	(1,454)	(51)
Market Appreciation/(Depreciation) (3)	3	—
Foreign Exchange and other (4)	21	(78)

Balance, End of Period	$27,416	$29,419

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.4 billion at March 31, 2014, a decrease of $1.0 billion, or more than 3%, compared to $28.4 billion at December 31, 2013. The decrease was driven by outflows of $1.5 billion primarily related to a change in fee basis from commitments to invested capital in one of our Legacy Energy funds (“Renew II”). Partially offsetting this decrease were inflows of $0.4 billion attributable to new limited partner commitments in CIEP I. Commitments raised on behalf of our latest U.S. real estate fund (“CRP VII”) will not impact Fee-earning AUM until its predecessor fund is significantly invested. Changes in fair value have a minimal impact on Fee-earning AUM for Real Assets, as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $27.4 billion at March 31, 2014, a decrease of $2.0 billion, or approximately 7%, compared to $29.4 billion at March 31, 2013. Outflows of $4.5 billion were primarily driven by distributions of $3.6 billion, principally in our real estate funds, in addition to the step-down in fee basis from commitments to invested equity for Renew II. Partially offsetting this decrease, inflows of $2.3 billion were primarily driven by investments in funds outside their original investment period and new limited partner commitments to CIEP I.

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

Total AUM as of and for the Three Months Ended March 31, 2014

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2014
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, Beginning of Period	$8,754	$29,910	$38,664
Commitments (1)	1,665	—	1,665
Capital Called, net (2)	(512)	765	253
Distributions (3)	209	(1,352)	(1,143)
Market Appreciation/(Depreciation) (4)	—	1,238	1,238
Foreign exchange and other (5)	(1)	27	26

Balance, End of Period (6)	$10,115	$30,588	$40,703

(1)	Represents capital raised by our carry funds, NGP management fee funds, and NGP carry fund, net of expired available capital.
(2)	Represents capital called by our carry funds, NGP management fee funds, and NGP carry fund, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, NGP management fee funds, and NGP carry fund, net of amounts recycled. Distributions are based on when proceeds are actually distributed to fund investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(6)	Amounts related to the NGP Funds are based on the latest available information (in most cases as of December 31, 2013).

Total AUM was $40.7 billion at March 31, 2014, an increase of $2.0 billion, or approximately 5%, compared to $38.7 billion at December 31, 2013. This increase was driven by $1.7 billion in new commitments attributable to new limited partner commitments to CRP VII, CIEP I, and related coinvestments. Also contributing to the increase was $1.2 billion of market appreciation across our portfolio, primarily in our NGP management fee funds, and capital calls, net of recycled capital, of $0.3 billion. Offsetting the increase were distributions of $1.4 billion, of which approximately $0.2 billion was recycled back into available capital.

Fund Performance Metrics

Fund performance information for our carry funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2014, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
			As of March 31, 2014					As of March 31, 2014
	Fund		Cumulative					Cumulative
	Inception	Committed	Invested	Total Fair		Gross	Net	Invested	Total Fair		Gross
	Date (1)	Capital	Capital (2)	Value (3)	MOIC (4)	IRR (7)	IRR (8)	Capital (2)	Value (3)	MOIC (4)	IRR (7)
			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Real Assets
Fully Invested Funds (6)
CRP III	11/2000	$564.1	$522.5	$1,379.5	2.6x	44%	30%	$522.5	$1,379.5	2.6x	44%
CRP IV	12/2004	$950.0	$1,198.6	$1,286.0	1.1x	2%	(2%)	$442.0	$472.4	1.1x	10%
CRP V	11/2006	$3,000.0	$3,282.1	$4,642.5	1.4x	11%	7%	$2,459.2	$3,572.9	1.5x	13%
CEREP I	3/2002	€426.6	€517.0	€694.7	1.3x	12%	7%	€503.2	€667.5	1.3x	13%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	n/a	n/a	€483.2	€132.8	0.3x	n/a
CEREP III	5/2007	€2,229.5	€1,956.2	€1,883.7	1.0x	(1%)	(5%)	€257.2	€347.8	1.4x	9%
CIP	9/2006	$1,143.7	$1,011.7	$1,155.3	1.1x	4%	0%	$180.7	$—	0.0x	n/a
Energy II	7/2002	$1,100.0	$1,334.8	$3,472.6	2.6x	81%	54%	$827.4	$3,263.4	3.9x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$6,257.5	1.8x	13%	9%	$1,545.4	$4,250.5	2.8x	27%
Energy IV	12/2007	$5,979.1	$5,296.4	$8,598.4	1.6x	19%	13%	$1,997.1	$4,130.3	2.1x	31%
All Other Funds(9)	Various		$2,497.4	$2,628.3	1.1x	2%	(3%)	$1,638.3	$1,870.8	1.1x	7%
Coinvestments and Other(10)	Various		$5,224.7	$8,355.1	1.6x	18%	14%	$2,122.2	$4,513.4	2.1x	28%

Total Fully Invested Funds			$28,482.8	$41,502.9	1.5x	14%	8%	$13,447.5	$25,034.4	1.9x	25%

Funds in the Investment Period(6)
CIEP I (12)	9/2013	$1,060.5	$108.6	$102.2	0.9x	n/m	n/m
CRP VI	9/2010	$2,340.0	$1,437.5	$2,025.0	1.4x	32%	19%
Renew II	3/2008	$3,417.5	$2,791.6	$3,852.4	1.4x	12%	8%
All Other Funds(11)	Various		$226.8	$269.8	1.2x	n/a	n/a

Total Funds in the Investment Period			$4,564.5	$6,249.4	1.4x	15%	9%	$849.0	$1,258.1	1.5x	18%

TOTAL Real Assets(13)			$33,047.3	$47,752.3	1.4x	14%	8%	$14,296.5	$26,292.4	1.8x	25%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.

(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, Energy I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following fund: CPOCP.
(12)	Returns are not considered meaningful, as investment period commenced in September 2013 for CIEP I.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

										Original
					In Accrued	LTM		Fee	Quarters	Investment
	Remaining Fair	Unrealized	Total	%	Carry/	Realized	Catch up	Initiation	Since Fee	Period End
	Value(1)	MOIC(2)	MOIC(3)	Invested(4)	(Clawback) (5)	Carry (6)	Rate	Date(7)	Initiation	Date
		As of March 31, 2014
Real Assets
Energy IV	$4,867.9	1.3x	1.6x	89%	✓	✓	80%	Feb-08	25	Dec-13
Renew II	$2,535.8	1.4x	1.4x	82%	(✓)		80%	Nov-08	22	May-14
CEREP III	€1,610.8	0.9x	1.0x	88%			67%	Oct-07	26	May-11
Energy III	$1,917.5	0.9x	1.8x	94%	✓	✓	80%	Nov-05	34	Oct-11
CRP VI	$1,623.3	1.3x	1.4x	61%	✓		50%	Dec-11	10	Mar-16
CRP V	$1,129.3	1.4x	1.4x	109%			50%	Nov-06	30	Nov-11
CIP	$949.1	1.4x	1.1x	88%			80%	Oct-06	30	Sep-12
CRP IV	$785.5	1.0x	1.1x	126%	(✓)		50%	Dec-05	34	Dec-09
Energy II	$354.9	0.7x	2.6x	121%	(✓)	✓	80%	Dec-02	46	Jul-08
CRP III	$236.5	38.3x	2.6x	93%	✓	✓	50%	Dec-01	50	May-05
CIEP I	$101.7	0.9x	0.9x	10%			80%	Oct-13	2	Sep-19
All Other Funds (8)	$678.4	0.6x	0.9x		n/m	n/m
Coinvestment and Other (9)	$3,533.6	1.1x	1.6x		n/m	n/m

Total Real Assets	$20,932.1	1.1x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

Solutions

For periods from July 1, 2011 (the inception date of our Solutions segment) to August 1, 2013, our Solutions segment results reflected our 60% ownership interest in AlpInvest’s operations, while our consolidated financial statements reflected 100% of AlpInvest’s operations and a non-controlling interest of 40%. As a result of our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013, our segment results prospectively from that date reflect our 100% ownership interest in AlpInvest. Also, as a result of our acquisitions of Metropolitan on November 1, 2013 and DGAM on February 3, 2014, our segment results include the results of operations of Metropolitan and DGAM since their acquisition dates.

The following table presents our results of operations for our Solutions segment:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$44.5	$18.5
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—

Total fund level fee revenues	44.5	18.5
Performance fees
Realized	5.9	1.5
Unrealized	79.3	21.3

Total performance fees	85.2	22.8
Investment income
Realized	—	—
Unrealized	0.1	(0.1)

Total investment income	0.1	(0.1)
Interest and other income	0.3	—

Total revenues	130.1	41.2
Segment Expenses
Compensation and benefits
Direct base compensation	21.0	9.4
Indirect base compensation	3.8	1.3
Equity-based compensation	0.7	0.1
Performance fee related
Realized	3.3	1.0
Unrealized	66.2	16.1

Total compensation and benefits	95.0	27.9
General, administrative, and other indirect expenses	9.2	3.4
Depreciation and amortization expense	0.9	0.5
Interest expense	1.2	0.5

Total expenses	106.3	32.3

Economic Net Income	$23.8	$8.9

(-) Net Performance Fees	15.7	5.7
(-) Investment Income (Loss)	0.1	(0.1)
(+) Equity-based Compensation	0.7	0.1

(=) Fee Related Earnings	$8.7	$3.4

(+) Realized Net Performance Fees	2.6	0.5
(+) Realized Investment Income	—	—

(=) Distributable Earnings	$11.3	$3.9

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Total fee revenues were $44.5 million and $18.5 million for the three months ended March 31, 2014 and 2013, respectively. After considering the incremental $5.3 million of management fees from our acquisition of Metropolitan, the incremental $3.3 million of management fees from our acquisition of DGAM, and the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest, the remaining increase in management fees was due to an increase in Fee-earning AUM at AlpInvest from 2013 to 2014. Excluding the acquired Fee-earning AUM from Metropolitan and DGAM, Fee-earning AUM increased by $3.6 billion from 2013 to 2014, or 12%.

Total compensation and benefits were $95.0 million and $27.9 million for the three months ended March 31, 2014 and 2013, respectively. Performance fee related compensation expense was $69.5 million and $17.1 million, or 82% and 75% of performance fees for the three months ended March 31, 2014 and 2013, respectively.

Direct and indirect base compensation expense was $24.8 million and $10.7 million for the three months ended March 31, 2014 and 2013, respectively. After considering the increase in compensation expense from our acquisition of Metropolitan of $3.0 million, our acquisition of DGAM of $2.0 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to incremental compensation costs related to investments in personnel for the Solutions infrastructure in order to facilitate integration of the various business lines.

Equity-based compensation was $0.7 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses were $9.2 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively. Such expenses are comprised primarily of professional fees and rent. After considering the increase in general, administrative and other indirect expenses from our acquisition of Metropolitan of $1.2 million, our acquisition of DGAM of $0.8 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase in expense from 2013 to 2014 was due to costs associated with investments in the Solutions infrastructure and with integration activities.

Depreciation and amortization expense was $0.9 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense was $1.2 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase was due primarily to the issuances in March 2013 and March 2014 of $400 million and $200 million, respectively, of 5.625% senior notes due 2043.

Economic Net Income. Economic net income was $23.8 million and $8.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in ENI was due to our acquisitions of Metropolitan, DGAM, and the remaining 40% equity interest in AlpInvest.

Fee Related Earnings. Fee related earnings were $8.7 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase in fee related earnings was due to our acquisitions of Metropolitan, DGAM, and the remaining 40% equity interest in AlpInvest.

Performance Fees. Performance fees were $85.2 million and $22.8 million for the three months ended March 31, 2014 and 2013, respectively. The increase is due primarily to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of 7% during 2014. The remainder of the increase was due to our acquisition of the remaining 40% equity interest in AlpInvest.

Distributable Earnings. Distributable earnings were $11.3 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in distributable earnings was due to our acquisitions of Metropolitan, DGAM, and the remaining 40% equity interest in AlpInvest.

Fee-earning AUM as of and for the Three Months Ended March 31, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2014	2013
	(Dollars in millions)
Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$10,473	$7,072
Fee-earning AUM based on invested capital (2)	1,085	—
Fee-earning AUM based on net asset value	2,925	—
Fee-earning AUM based on lower of cost or fair market value	22,985	21,782

Total Fee-earning AUM	$37,468	$28,854

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management”
(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.

The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,067	$28,942
Acquisitions	2,894	—
Inflows, including Commitments (1)	700	1,244
Outflows, including Distributions (2)	(1,097)	(739)
Subscriptions, net of Redemptions (3)	(28)	—
Market Appreciation/(Depreciation) (4)	(34)	256
Foreign Exchange and other (5)	(34)	(849)

Balance, End of Period	$37,468	$28,854

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
(3)	Represents subscriptions and redemptions in our fund of hedge funds vehicles.
(4)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on our fund of funds vehicles based on the lower of cost or fair value.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $37.5 billion at March 31, 2014, an increase of $2.4 billion, or approximately 7%, compared to $35.1 billion at December 31, 2013. The increase was driven by the acquisition of DGAM for $2.9 billion and $0.7 billion of inflows in our AlpInvest fund of funds vehicles primarily for investments made by vehicles outside of the commitment fee period. This increase was partially offset by ouflows of $1.1 billion, which also were primarily driven by our Alpinvest fund of funds vehicles outside of the commitment fee period, and net redemptions in DGAM’s fund of hedge funds vehicles.

Fee-earning AUM was $37.5 billion at March 31, 2014, an increase of $8.6 billion, or 30%, compared to $28.9 billion at March 31, 2013. This increase was driven by inflows of $7.1 billion, due to the activation of commitments in our AlpInvest fund of funds vehicles within the commitment fee period and investments made by

AlpInvest vehicles outside of the commitment fee period. Additionally, the 2013 acquisition of Metropolitan and the 2014 acquisition of DGAM, brought $2.2 billion and $2.9 billion increases, respectively, to Fee-earning AUM. Partially offsetting these increases were $5.9 billion in outflows related to distributions made across our portfolio and changes in basis.

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

Total AUM as of and for the Three Month Period Ended March 31, 2014

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2014
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Solutions
Balance, Beginning of Period	$17,063	$32,741	$49,804
Acquisitions	—	2,993	2,993
Commitments (1)	4,534	—	4,534
Capital Called, net (2)	(919)	858	(61)
Distributions (3)	58	(2,337)	(2,279)
Subscriptions, net of Redemptions (4)	—	(28)	(28)
Market Appreciation/(Depreciation) (5)	—	2,239	2,239
Foreign exchange and other (6)	19	24	43

Balance, End of Period	$20,755	$36,490	$57,245

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.
(5)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2013) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2014.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $57.2 billion at March 31, 2014, an increase of $7.4 billion, or approximately 15%, compared to $49.8 billion at December 31, 2013. The increase includes $4.5 billion of commitments primarily related to the activation of AlpInvest mandates, $3.0 billion related to the acquisition of DGAM, and $2.2 billion in market appreciation across the segment. Offsetting these increases were $2.2 billion of distributions from our Alpinvest fund of funds vehicles and $0.1 billion attributable to Metropolitan fund of funds vehicles.

Fund Performance Metrics

Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2014, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2014
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,794.1	€6,167.2	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,329.8	€6,557.3	1.5x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€10,358.1	€13,902.2	1.3x	8%	8%
Main Fund IV - Fund Investments	2009	€4,880.0	€2,177.6	€2,513.9	1.2x	10%	9%
Main Fund I - Secondary Investments	2002	€519.4	€451.5	€839.2	1.9x	54%	50%
Main Fund II - Secondary Investments	2003	€998.4	€896.9	€1,626.0	1.8x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,050.5	€2,823.5	1.4x	10%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,651.5	€2,354.8	1.4x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€855.2	€2,386.5	2.8x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,435.1	€3,362.1	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,202.7	€2,036.5	1.7x	23%	20%
Main Fund II - Mezzanine Investments	2004	€700.0	€685.6	€926.6	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,451.8	€1,903.6	1.3x	11%	9%
All Other Funds (9)	Various		€1,353.2	€1,979.6	1.5x	17%	14%

Total Fully Committed Funds			€33,693.6	€49,378.9	1.5x	12%	11%

Funds in the Commitment Period
Main Fund V - Fund Investments	2012	€5,080.0	€340.0	€305.7	0.9x	(20%)	(27%)
Main Fund V - Secondary Investments	2011	€3,718.3	€1,156.4	€1,521.9	1.3x	34%	31%
Main Fund V - Co-Investments	2012	€1,747.5	€494.9	€732.5	1.5x	56%	51%
All Other Funds (9)	Various		€144.7	€175.2	1.2x	23%	20%

Total Funds in the Commitment Period			€2,136.0	€2,735.3	1.3x	34%	29%

TOTAL SOLUTIONS			€35,829.6	€52,114.2	1.5x	12%	11%

TOTAL SOLUTIONS (USD) (10)			$49,345.3	$71,772.7	1.5x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of March 31, 2014, these excluded investments represent $0.7 billion of AUM at AlpInvest and $2.0 billion of AUM at Metropolitan.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.
(9)	Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$989.8	$1,454.8
Net cash provided by (used in) investing activities	77.7	(14.7)
Net cash used in financing activities	(997.8)	(1,424.6)
Effect of foreign exchange rate change	(2.0)	(12.2)

Net change in cash and cash equivalents	$67.7	$3.3

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the three months ended March 31, 2014, proceeds were $390.8 million while purchases were $12.0 million. However, in the three months ended March 31, 2013, investment proceeds were $108.8 million as compared to purchases of $60.6 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the three months ended March 31, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $2,801.2 million, while purchases of investments by the Consolidated Funds were $2,418.6 million. For the three months ended March 31, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $3,181.4 million, while purchases of investments by the Consolidated Funds were $2,934.1 million.

Net Cash Provided By (Used in) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the three months ended March 31, 2014, cash provided by investing activities primarily reflects a change in restricted cash balances. Additionally, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million during the three months ended March 31, 2014.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. In March 2014, the Partnership received net proceeds from the issuance of 13,800,000 newly issued common units of $449.5 million. The Partnership used $303.4 million of these proceeds to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of the Carlyle Holdings partnerships. The remaining net proceeds were used by the Partnership to acquire 4,500,000 newly issued Carlyle Holdings partnership units. Carlyle Holdings will use the proceeds from the issuance of the 4,500,000 Carlyle Holdings partnership units for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. Also during March 2014, we received net proceeds of $210.8 million, net of financing costs, from the issuance of $200.0 million of 5.625% senior notes due 2043 at 104.315% of par. The net proceeds from this issuance will be used for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform.

For the three months ended March 31, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million 3.875% senior note issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million 5.625% senior note issuance in March 2013. The proceeds from the 2013 senior note issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. Our repayments under our revolving credit facility were $386.3 million and our repayments on our term loan were $475.0 million for the three months ended March 31, 2013.

Distributions to our common unitholders were $70.4 million and $36.8 million for the three months ended March 31, 2014 and 2013, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $366.5 million and $223.5 million for the three months ended March 31, 2014 and 2013, respectively. The net payment on loans payable by our Consolidated Funds during the three months ended March 31, 2014 and 2013 were $323.2 million and $769.3 million, respectively. For the three months ended March 31, 2014 and 2013, contributions from non-controlling interest holders were $753.3 million and $477.2 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2014 and 2013, distributions to non-controlling interest holders were $1,256.9 million and $981.5 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

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

With respect to distribution year 2014, the Board of Directors of our general partner has declared a distribution to common unitholders of $0.16 per common unit in respect of the first quarter of 2014 to common unitholders of record on May 14, 2014, which is payable on May 22, 2014.

With respect to distribution year 2013, we paid a distribution of approximately $70.4 million to common unitholders in March 2014 in respect of the fourth quarter of 2013. With respect to distribution year 2012, we paid a distribution of approximately $36.8 million to common unitholders in March 2013 in respect of the fourth quarter of 2012.

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

Generally, we intend to have Carlyle commit to fund approximately 1% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles.

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of March 31, 2014. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued $200 million of 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used a portion of the net proceeds from the equity issuance to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the equity issuance and the proceeds from the debt issuance will be used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. During the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through March 31, 2014, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2014, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,423.1	$2,220.1	$3,643.2
Global Market Strategies	1,048.9	213.7	1,262.6
Real Assets	740.3	589.3	1,329.6
Solutions	6.4	28.7	35.1

Total	$3,218.7	$3,051.8	$6,270.5

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

Investments as of March 31, 2014 consist of the following (dollars in millions):

Investments	$748.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(290.5)
Less: Strategic equity method investment in NGP Management	(333.9)

Investments excluding non-controlling interests and NGP Management	123.6
Plus: investments in Consolidated Funds, eliminated in consolidation	155.4

Total investments attributable to Carlyle Holdings, exclusive of NGP management	$279.0

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

Our accrued performance fees by segment as of March 31, 2014, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,912.2	$8.7	$2,903.5
Global Market Strategies	122.8	2.1	120.7
Real Assets	291.2	24.9	266.3
Solutions	450.4	—	450.4

Total	$3,776.6	$35.7	$3,740.9

Less: Accrued performance fee-related compensation			(1,752.8)
Plus: Receivable for giveback obligations from current and former employees			14.8
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(20.9)

Net accrued performance fees excluding compensation and non-controlling interests			1,982.0
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			16.2
Less: Net accrued performance fees realized in the first quarter of 2014 and to be collected in subsequent periods			(47.3)

Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,950.9

Our Balance Sheet and Indebtedness

Total assets were $36.3 billion at March 31, 2014, an increase of $0.7 billion from December 31, 2013. The increase in total assets was primarily attributable to increases in cash and cash equivalents held at Consolidated Funds and accrued performance fees. Assets of the Consolidated Funds were approximately $29.5 billion at March 31, 2014, representing an increase of $0.6 billion from December 31, 2013. Accrued performance fees were approximately $3.8 billion at March 31, 2014, representing an increase of $0.1 billion from December 31, 2013.

Total liabilities were $21.8 billion at March 31, 2014, an increase of $0.9 billion from December 31, 2013. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $0.7 billion from December 31, 2013 to March 31, 2014, and an increase in the outstanding 5.625% senior notes due 2043, which increased $0.2 billion from December 31, 2013 to March 31, 2014.

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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2014, our total assets were $7.0 billion, including cash and cash equivalents of $1.0 billion and accrued performance fees of $3.8 billion.

Loans Payable. Loans payable on our balance sheet at March 31, 2014 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at March 31, 2014 includes $17.4 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.41% at March 31, 2014).

The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the senior credit facility) of at least $65 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($17.4 million at March 31, 2014) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (2.06% at March 31, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five year after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.

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

5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings II Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants and financial restrictions that, among other things, limit Carlyle Holdings Finance II L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

In March 2014, Carlyle Holdings II Finance L.L.C. issued $200.0 million of 5.625% Senior Notes due March 30, 2043 at 104.315% of par. These notes were issued as additional 5.625% Senior Notes due March 30, 2043 and will be treated as a single class with the already outstanding $400.0 million aggregate principal amount of these senior notes.

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

As of March 31, 2014, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,779.7	1.48%		9.04
Subordinated notes, Income notes and Preferred shares	1,331.2	N/A	(1)	7.88
Combination notes	15.0	N/A	(2)	7.89

Total	$16,125.9

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of March 31, 2014 was $14,408.7 million, $1,254.1 million, and $15.9 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

In addition, certain CLOs entered into liquidity facility agreements with various liquidity facility providers on or about the various closing dates in order to fund payments of interest when there are insufficient funds available. The proceeds from such draw-downs are available for payments of interest at each interest payment date and the acquisition or exercise of an option or warrant comprised in any collateral enhancement obligation. The liquidity facilities, in aggregate, allow for a maximum borrowing of $6.9 million and bear weighted average interest at EURIBOR plus 0.25% per annum. Amounts borrowed under the liquidity facilities are repaid based on cash flows available subject to priority of payments under each CLO’s governing documents. There were no borrowings outstanding under this liquidity facility as of March 31, 2014.

Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of March 31, 2014, the principal amount outstanding on the loans was approximately $278.3 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at March 31, 2014 was $125.3 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 8.0% (14.3% to 18.3% as of March 31, 2014); (ii) IGP-M plus a margin of 12.0% (17.8% as of March 31, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (15.7% to 19.2% as of March 31, 2014).

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2014, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2014 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2014 to December 31, 2014	2015-2016	2017-2018	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$42.4	$1,100.0	$1,142.4
Interest payable(b)	42.9	111.3	108.8	897.6	1,160.6
Contingent cash consideration(c)	41.8	199.3	74.3	431.7	747.1
Options to acquire additional investments in NGP(d)	96.4	—	—	—	96.4
Operating lease obligations(e)	39.4	87.8	69.2	98.3	294.7
Capital commitments to Carlyle funds(f)	3,059.3	—	—	—	3,059.3
Tax receivable agreement payments(g)	4.9	7.9	8.4	73.1	94.3
Loans payable of Consolidated Funds(h)	189.0	443.5	828.0	16,776.9	18,237.4
Loans payable of a consolidated real estate VIE(i)	67.5	113.4	76.2	187.2	444.3
Unfunded commitments of the CLOs and Consolidated Funds(j)	1,159.7	—	—	—	1,159.7
Redemptions payable of Consolidated Funds(k)	80.7	—	—	—	80.7

Consolidated contractual obligations	4,781.6	963.2	1,207.3	19,564.8	26,516.9
Loans payable of Consolidated Funds(h)	(189.0)	(443.5)	(828.0)	(16,776.9)	(18,237.4)
Loans payable of a consolidated real estate VIE(i)	(67.5)	(113.4)	(76.2)	(187.2)	(444.3)
Capital commitments to Carlyle funds(f)	(2,777.3)	—	—	—	(2,777.3)
Unfunded commitments of the CLOs and Consolidated Funds(j)	(1,159.7)	—	—	—	(1,159.7)
Redemptions payable of Consolidated Funds(k)	(80.7)	—	—	—	(80.7)

Carlyle Operating Entities contractual obligations	$507.4	$406.3	$303.1	$2,600.7	$3,817.5

(a)	The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date. The term loan entered into during 2013 related to an investment in a CLO matures on the earlier of 2018 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLO does not dissolve prior to 2018.
(b)	The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.33% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 2.06% on $17.4 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.
(c)	These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $73.7 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

(d)	Included in this table are two options we have to purchase additional investments in NGP for a total payment of approximately $96 million. One option is exercisable now through January 2015 for approximately $35 million; the other option is exercisable from July 2014 through July 2015 for approximately $61 million. In April 2014, we provided notice to BNRI that we would exercise the option to acquire additional interests in the general partners of all future carry funds advised by NGP, which will entitle us to an additional equity allocation equal to 40% of the carried interest received by such fund general partners. The exercise price for this option is approximately $35 million, and the transaction is expected to be completed in May 2014. Although we are under no obligation to exercise the other option, we currently believe that we will exercise it during 2014. The amount shown in the table is an estimate of the payment required to exercise the two options; the actual amount paid may be different as the payment amount is dependent on the timing of our exercise of the options as well as the net contributed capital in the general partner of NGP Fund X at such time.
(e)	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2014 through 2025. The amounts in this table represent the minimum lease payments required over the term of the lease.
(f)	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.1 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management once the investment period for NGP Fund X has expired, which is anticipated to occur in 2014.
(g)	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(h)	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2013, at spreads to market rates pursuant to the debt agreements, and range from 0.45% to 12.65%.
(i)	These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of March 31, 2014, at spreads to market rates pursuant to the loan agreements, and range from 14.3% to 19.2%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of December 31, 2013.
(j)	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(k)	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $15.3 million at March 31, 2014 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $170 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.

Contingent Funding of the Consolidated Real Estate VIE

As described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. As of November 2013, Urbplan was expected to require additional funding of approximately $200 million to enable it to continue operations; however, the actual amount of additional funding necessary may exceed this estimate. From our initial consolidation of Urbplan through April 15, 2014, $107.5 million has been funded to Urbplan, of which $89.5 million is a reduction of the $200 million estimate. We have funded $26.0 million of the $107.5 million and $81.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% of any additional investments made by us and our senior Carlyle professionals.

We may not recover, in whole or in part, the capital that we have invested in or any additional capital that we may elect to invest in Urbplan in the future, and our results of operations could be adversely impacted by impairments, write-downs, lawsuits by customers or creditors, other claims against Urbplan or us or other losses associated with our investment in Urbplan. Urbplan is currently a party to various litigation, disputes and other potential claims. We do not believe it is probable that the outcome of any existing Urbplan litigation, government investigations and proceedings, disputes, or other potential claims will materially affect us or our consolidated financial statements.

The assets and liabilities of Urbplan are held in separate legal entities; we have not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet our liquidity requirements. However, if Urbplan fails to complete its construction projects, customers, partners, government agencies or municipalities or other creditors in certain circumstances might seek to assert claims against us under certain consumer protection or other laws.

Contingent Cash Payments for Business Acquisitions and Strategic Investments

We have certain contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management. For our business acquisitions, these contingent cash payments relate to performance-based contingent cash consideration payable to the sellers of the businesses, some of whom are Carlyle professionals. Certain of these payments to those Carlyle professionals require such Carlyle professionals to be employed by us at the time the performance conditions are met, while other payments are not contingent upon employment.

For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to NGP and an affiliate of Barclays Bank PLC, as well as two options we have to purchase additional investments in NGP that would entitle us to an allocation of income equal to 40% of the carried interest generated from certain NGP funds. In April 2014, we provided notice to BNRI that we would exercise the option to acquire additional interests in the general partners of all future carry funds advised by NGP, which will entitle us to an additional equity allocation equal to 40% of the carried interest received by such fund general partners. The exercise price for this option is approximately $35 million, and the transaction is expected to be completed in May 2014. Although we are under no obligation to exercise our other option to acquire the additional interests in the general partner of NGP X, we currently expect to exercise this option before its expiration. When we exercise these options, the amount paid will be included in the carrying value of our equity-method investment in NGP at such time. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, which is payable partly in cash and partly by a promissory note, is earned based on NGP’s achievement of certain business performance goals, including the successful fundraising by NGP of new fund commitments. The timing of NGP achieving these business performance goals is uncertain, but may occur beginning in 2014; at such time, we would begin to pay the performance-based contingent cash consideration to the affiliate of Barclays Bank PLC. See Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

The amounts shown in the contractual obligations table above represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and our strategic investment in NGP Management. Except as noted below, the following table represents the maximum amounts that could be paid from our contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management and an estimated amount payable for the options related to NGP:

	As of March 31, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$289.4	$183.0	$472.4	$135.4
Employment-based contingent cash consideration	436.4	45.0	481.4	161.8
Options to acquire additional investments in NGP	—	96.4	96.4	—

Total	$725.8	$324.4	$1,050.2	$297.2

(1)	On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

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

When we exercise the options to acquire additional investments in NGP, the amount paid will be included in the carrying value of our equity-method investment in NGP at such time. The amount shown in the table is an estimate of the payment required to exercise the two options; the actual amount paid may be different as the payment amount is dependent on the timing of our exercise of the options as well as the net contributed capital in the general partner of NGP Fund X at such time.

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.4 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At March 31, 2014, approximately $7.6 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

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

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2014.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $35.7 million at March 31, 2014 ($45.9 million before $10.2 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2014. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $14.8 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of March 31, 2014 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of March 31, 2014, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.0 billion, on an after-tax basis where applicable.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The plaintiffs moved to certify the class on October 21, 2013. The case management order calls for a hearing on class certification sometime after May 19, 2014 and a jury trial commencing in November 2014, which could be delayed in the event an appeal to the U.S. Court of Appeals for the First Circuit on the class certification issue should become necessary. Carlyle believes that reasonable litigation and settlement costs that are not covered by applicable insurance are indemnifiable by one or more of our investment funds.

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

CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, we consolidated the fund into our consolidated financial statements. As of March 31, 2014, CEREP I had accrued €75.0 million ($103.3 million as of March 31, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in our consolidated financial statements.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2013 through March 31, 2014 is as follows:

	Units as of December 31, 2013	Units Issued	Units Forfeited	Units Exchanged	Units as of March 31, 2014
Carlyle Holdings partnership units held by the Partnership	48,605,870	5,454,325	—	9,300,000	63,360,195
Carlyle Holdings partnership units not held by the Partnership	262,164,851	—	(146,109)	(9,300,000)	252,718,742

Total Carlyle Holdings partnership units	310,770,721	5,454,325	(146,109)	—	316,078,937

The Carlyle Holdings partnership units issued to the Partnership relate to: (i) the Partnership using the net cash proceeds from the issuance of 4,500,000 common units in March 2014 to acquire 4,500,000 newly issued Carlyle Holdings partnership units, (ii) the vesting of the Partnership’s deferred restricted common units during the three months ended March 31, 2014, (iii) the acquisition of DGAM in February 2014, and (iv) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership’s common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 731,970 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.

The Carlyle Holdings partnership units forfeited relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the Partnership using the net cash proceeds from the issuance of 9,300,000 common units in March 2014 to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings.

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

There was no material change in our market risks during the three months ended March 31, 2014. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2013, we consolidated Urbplan (as discussed in Note 17 to the accompanying unaudited condensed consolidated financial statements). We are in the process of evaluating the internal controls of the consolidated entity. However, as permitted by related SEC Staff Interpretative guidance for newly consolidated entities, the internal control over financial reporting of Urbplan was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. In the aggregate, this entity represented approximately 0.6% of our total consolidated assets and approximately 9% of our total consolidated net income attributable to The Carlyle Group L.P. as of and for the quarter ended March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required with respect to this item can be found under “Legal Matters” in Note 11, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which is accessible on the SEC’s website at sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 8, 2014	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	Chief Financial Officer (Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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