Form 10-Q
period 2014-06-30
Carlyle Group L.P.
filed 2014-08-07
CIK 1527166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of the Registrant’s common units representing limited partner interests outstanding as of July 30, 2014 was 66,923,224.

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

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, fund of funds vehicles and the NGP funds), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. The “NGP management fee funds” refer to those funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we only receive management fees. The “NGP carry funds” refers to the funds advised by NGP from which we are entitled to receive a carried interest. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”).

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and NGP carry funds, the amount of investor capital commitments before the first investment realization;

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and NGP carry funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

(c)	the amount of aggregate Fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO and the aggregate principal amount of the notes of our other structured products;

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds;

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

(b)	the amount of aggregate collateral balance and principal cash at par or aggregate principal amount of the notes of our CLOs and other structured products (inclusive of all positions); and

(c)	the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds; and

(d)	the gross assets (including assets acquired with leverage) of our business development companies.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and the NGP carry funds. In addition, our Solutions segment includes certain assets under consulting relationships. Fee-earning AUM and AUM only include those assets which earn a material fee.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Carlyle Group L.P.

Condensed Consolidated Balance Sheets

(Dollars in millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,278.8	$966.6
Cash and cash equivalents held at Consolidated Funds	2,258.5	1,402.7
Restricted cash	62.6	129.9
Restricted cash and securities of Consolidated Funds	24.4	25.7
Accrued performance fees	3,838.0	3,653.6
Investments	771.6	765.3
Investments of Consolidated Funds	27,557.9	26,886.4
Due from affiliates and other receivables, net	181.4	175.9
Due from affiliates and other receivables of Consolidated Funds, net	480.9	626.2
Receivables and inventory of a consolidated real estate VIE	183.2	180.4
Fixed assets, net	66.7	68.8
Deposits and other	58.5	38.5
Other assets of a consolidated real estate VIE	71.2	60.1
Intangible assets, net	544.7	582.8
Deferred tax assets	134.5	59.4

Total assets	$37,512.9	$35,622.3

Liabilities and partners’ capital
Loans payable	$42.2	$42.4
3.875% senior notes due 2023	499.9	499.8
5.625% senior notes due 2043	606.9	398.4
Loans payable of Consolidated Funds	16,136.4	15,220.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $295.4 and $305.3 as of June 30, 2014 and December 31, 2013, respectively)	147.7	122.1
Accounts payable, accrued expenses and other liabilities	245.3	265.1
Accrued compensation and benefits	2,449.3	2,253.0
Due to affiliates	278.2	403.7
Deferred revenue	104.5	64.1
Deferred tax liabilities	147.4	103.6
Other liabilities of Consolidated Funds	1,700.6	1,382.7
Other liabilities of a consolidated real estate VIE	91.6	97.7
Accrued giveback obligations	32.3	39.6

Total liabilities	22,482.3	20,892.9

Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	4,993.1	4,352.0

Partners’ capital (common units, 66,923,224 and 49,353,406 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	509.6	357.1
Accumulated other comprehensive loss	(11.9)	(11.2)
Partners’ capital appropriated for Consolidated Funds	285.0	463.6
Non-controlling interests in consolidated entities	7,399.1	7,696.6
Non-controlling interests in Carlyle Holdings	1,855.7	1,871.3

Total partners’ capital	10,037.5	10,377.4

Total liabilities and partners’ capital	$37,512.9	$35,622.3

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Fund management fees	$317.3	$242.2	$577.6	$473.6
Performance fees
Realized	415.6	203.2	667.0	456.0
Unrealized	126.8	55.9	495.9	445.5

Total performance fees	542.4	259.1	1,162.9	901.5
Investment income (loss)
Realized	29.9	12.7	29.9	8.5
Unrealized	(6.2)	(1.7)	(0.1)	2.9

Total investment income (loss)	23.7	11.0	29.8	11.4
Interest and other income	3.7	4.1	7.5	6.5
Interest and other income of Consolidated Funds	243.7	252.9	494.4	521.3
Revenue of a consolidated real estate VIE	8.0	—	14.0	—

Total revenues	1,138.8	769.3	2,286.2	1,914.3

Expenses
Compensation and benefits
Base compensation	220.5	173.6	425.1	352.1
Equity-based compensation	109.0	126.0	183.2	178.3
Performance fee related
Realized	181.2	78.1	289.9	186.8
Unrealized	109.0	66.0	330.6	261.0

Total compensation and benefits	619.7	443.7	1,228.8	978.2
General, administrative and other expenses	118.7	120.3	253.0	231.7
Interest	14.5	11.6	26.7	22.1
Interest and other expenses of Consolidated Funds	252.3	201.7	516.3	451.8
Interest and other expenses of a consolidated real estate VIE	42.0	—	91.2	—
Other non-operating (income) expenses	(4.6)	(3.3)	25.6	(5.7)

Total expenses	1,042.6	774.0	2,141.6	1,678.1

Other income
Net investment gains of Consolidated Funds	445.0	290.6	869.0	502.1

Income before provision for income taxes	541.2	285.9	1,013.6	738.3
Provision for income taxes	53.8	16.6	69.8	41.5

Net income	487.4	269.3	943.8	696.8

Net income attributable to non-controlling interests in consolidated entities	369.7	300.0	694.2	468.0

Net income (loss) attributable to Carlyle Holdings	117.7	(30.7)	249.6	228.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	98.2	(27.4)	205.5	198.3

Net income (loss) attributable to The Carlyle Group L.P.	$19.5	$(3.3)	$44.1	$30.5

Net income (loss) attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.30	$(0.07)	$0.74	$0.69

Diluted	$0.27	$(0.07)	$0.66	$0.61

Weighted-average common units
Basic	65,138,793	45,145,793	58,855,013	44,249,510

Diluted	70,677,702	45,145,793	65,170,359	49,881,397

Distributions declared per common unit	$0.16	$0.16	$1.56	$1.01

Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$487.4	$269.3	$943.8	$696.8
Other comprehensive income (loss)
Foreign currency translation adjustments	0.6	(141.7)	88.4	(81.9)
Cash flow hedges
Net gains for the period	—	—	—	0.2
Less: reclassification adjustment for loss included in interest expense	0.5	0.9	1.1	2.4
Defined benefit plans
Net gains (losses) for the period	1.5	(0.4)	2.3	0.6
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.1	0.2	0.2	0.4

Other comprehensive income (loss)	2.7	(141.0)	92.0	(78.3)

Comprehensive income	490.1	128.3	1,035.8	618.5
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	96.1	127.6	178.6	400.4
Less: Comprehensive (income) loss attributable to non- controlling interests in consolidated entities	(454.4)	(258.6)	(885.7)	(588.7)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	0.6	(31.9)	(66.4)	(209.1)

Comprehensive income (loss) attributable to Carlyle Holdings	132.4	(34.6)	262.3	221.1
Less: Comprehensive (income) loss attributable to non- controlling interests in Carlyle Holdings	(109.3)	30.8	(215.1)	(191.6)

Comprehensive income (loss) attributable to The Carlyle Group L.P.	$23.1	$(3.8)	$47.2	$29.5

See accompanying notes.

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$943.8	$696.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	88.6	76.4
Equity-based compensation	183.2	178.3
Excess tax benefits related to equity-based compensation	(1.4)	(1.7)
Non-cash performance fees	(515.3)	(513.8)
Other non-cash amounts	57.4	2.5
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(956.8)	(1,112.0)
Realized/unrealized loss from loans payable of Consolidated Funds	114.9	643.0
Purchases of investments by Consolidated Funds	(5,174.2)	(6,404.2)
Proceeds from sale and settlements of investments by Consolidated Funds	5,477.2	6,211.8
Non-cash interest income, net	(16.6)	(43.1)
Change in cash and cash equivalents held at Consolidated Funds	989.1	1,174.9
Change in other receivables held at Consolidated Funds	154.0	(62.6)
Change in other liabilities held at Consolidated Funds	315.7	176.7
Investment income	(17.4)	(1.1)
Purchases of investments and trading securities	(88.5)	(122.4)
Proceeds from the sale of investments and trading securities	449.9	198.4
Payments of contingent consideration	(43.9)	—
Changes in deferred taxes, net	34.6	23.6
Change in due from affiliates and other receivables	(20.0)	(21.7)
Change in receivables and inventory of a consolidated real estate VIE	(5.3)	—
Change in deposits and other	(15.8)	4.2
Change in other assets of a consolidated real estate VIE	(9.0)	—
Change in accounts payable, accrued expenses and other liabilities	(13.4)	15.4
Change in accrued compensation and benefits	199.0	248.4
Change in due to affiliates	(86.4)	9.3
Change in other liabilities of a consolidated real estate VIE	(5.9)	—
Change in deferred revenue	40.3	(0.6)

Net cash provided by operating activities	2,077.8	1,376.5

Cash flows from investing activities
Change in restricted cash	67.5	(6.9)
Purchases of fixed assets, net	(8.4)	(12.3)
Acquisitions, net of cash acquired	(3.1)	—

Net cash provided by (used in) investing activities	56.0	(19.2)

The Carlyle Group L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities
Repayments under credit facility	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1
Payments on loans payable	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(5.2)	—
Net payment on loans payable of Consolidated Funds	(1,007.8)	(926.6)
Payments of contingent consideration	(29.8)	(10.9)
Excess tax benefits related to equity-based compensation	1.4	1.7
Distributions to common unitholders	(81.1)	(44.1)
Distributions to non-controlling interest holders in Carlyle Holdings	(406.7)	(289.2)
Net proceeds from issuance of common units, net of offering costs	449.5	—
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	—
Contributions from non-controlling interest holders	1,295.7	1,354.5
Distributions to non-controlling interest holders	(1,906.9)	(1,599.6)
Change in due to/from affiliates financing activities	1.8	12.0
Change in due to/from affiliates and other receivables of Consolidated Funds	(52.6)	143.0

Net cash used in financing activities	(1,834.3)	(1,331.1)

Effect of foreign exchange rate changes	12.7	(20.4)

Increase in cash and cash equivalents	312.2	5.8
Cash and cash equivalents, beginning of period	966.6	567.1

Cash and cash equivalents, end of period	$1,278.8	$572.9

Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$39.5	$10.4

Non-cash contributions from non-controlling interest holders	$2.7	$5.4

Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$73.5	$—

Tax receivable agreement liability	$63.1	$—

Total partners’ capital	$10.4	$—

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

March 2014 Public Offering of Partnership Common Units

On March 10, 2014, the Partnership completed a public offering of 13,800,000 common units priced at $33.50 per common unit. The Partnership received net proceeds of approximately $449.5 million, after deduction of the underwriting discount and offering expenses. The Partnership’s wholly-owned subsidiaries used $146.1 million of the net proceeds to acquire 4,500,000 newly issued Carlyle Holdings partnership units from Carlyle Holdings. These proceeds will be used by Carlyle Holdings for general corporate purposes, including investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. The Partnership’s wholly-owned subsidiaries used the remaining net proceeds of $303.4 million to acquire 9,300,000 Carlyle Holding partnership units from the other limited partners of Carlyle Holdings, including certain of the Partnership’s directors and executive officers.

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

Additionally, the acquisition by the Partnership of the 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings is subject to the terms of the tax receivable agreement. Accordingly, the Partnership recorded a deferred tax asset of $70.0 million, an increase to the liability owed under the tax receivable agreement of $60.1 million, and an increase in partners’ capital of $9.9 million based on estimated tax information available at the time. The Partnership recorded subsequent adjustments for this exchange due to updated relevant tax calculations, which increased the deferred tax asset by $3.5 million, increased the liability to the limited partners by $3.0 million and increased partners’ capital by $0.5 million. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable.

Following the issuance of common units from the March 2014 public offering, the issuance of common units for the acquisition of Diversified Global Asset Management Corporation (“DGAM”, see Note 3) and the vesting of deferred restricted common units, the total number of Partnership common units outstanding as of June 30, 2014 was 66,923,224 common units.

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

As of June 30, 2014, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $25.6 billion and $18.0 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.

The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of June 30, 2014, the Partnership held $107.5 million of investments in these CLOs which represent its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Investments	$372.4	$364.8
Receivables	54.6	132.4

Maximum Exposure to Loss	$427.0	$497.2

Basis of Accounting

The accompanying financial statements are prepared in accordance with U.S. GAAP. Management has determined that the Partnership’s Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations. Additionally, the Funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). In the preparation of these condensed consolidated financial statements, the Partnership has retained the specialized accounting for the Funds.

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s condensed consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Partnership’s condensed consolidated statements of operations. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Partnership’s condensed consolidated balance sheets as partners’ capital appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in consolidated entities in the condensed consolidated statements of operations and partners’ capital appropriated for Consolidated Funds in the condensed consolidated balance sheets.

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

Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.

For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 2.0% of NAV per year. Management fees for the Partnership’s business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs and other structured products typically range from 0.15% to 1.00% on the total par amount of assets or the aggregate principal amount of the notes in the fund and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs/structured products and credit opportunities are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $33.2 million and $12.5 million for the three months ended June 30, 2014 and 2013, respectively, and $40.2 million and $27.5 million for the six months ended June 30, 2014 and 2013, respectively, net of any offsets as defined in the respective partnership agreements.

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

Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2014 and December 31, 2013, the Partnership has recognized $32.3 million and $39.6 million, respectively, for giveback obligations.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest Income

Interest income is recognized when earned. Interest income earned by the Partnership was $0.4 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, and is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $214.8 million and $221.7 million for the three months ended June 30, 2014 and 2013, respectively, and $436.0 million and $452.3 million for the six months ended June 30, 2014 and 2013, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

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

Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of June 30, 2014 and December 31, 2013, the Partnership had recorded a liability of $1.8 billion and $1.7 billion, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Partnership accounts for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), using the liability method. ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

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

Equity-Method Investments

The Partnership accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated Funds and strategic investments, using the equity method of accounting. The carrying value of equity-method investments is determined based on amounts invested by the Partnership, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreement, less distributions received. The Partnership evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $24.8 million and $55.2 million at June 30, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents Held at Consolidated Funds

Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

Restricted Cash

In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its Corporate Private Equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million is included in restricted cash at June 30, 2014 and December 31, 2013. Restricted cash at June 30, 2014 also includes $8.9 million of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in July 2014. Also included in restricted cash at June 30, 2014 and December 31, 2013 is €4.4 million ($6.0 million and $6.1 million as of June 30, 2014 and December 31, 2013, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at June 30, 2014 and December 31, 2013 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash and Securities of Consolidated Funds

Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $12.2 million and $13.4 million is included in restricted cash and securities of Consolidated Funds at June 30, 2014 and December 31, 2013, respectively.

Certain CLOs hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of June 30, 2014 and December 31, 2013, securities of $12.2 million and $12.3 million, respectively, are included in restricted cash and securities of Consolidated Funds.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2014 and December 31, 2013 were as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(1.1)	$(1.0)
Currency translation adjustments	(9.0)	(8.5)
Unrealized losses on defined benefit plans	(1.8)	(1.7)

Total	$(11.9)	$(11.2)

Foreign Currency Translation

Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $3.9 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $4.5 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-09 is effective for the Partnership beginning on January 1, 2017. The Partnership is still assessing the potential impact of this guidance on its balance sheet and results of operations.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Acquisitions

Acquisition of Diversified Global Asset Management Corporation

On February 3, 2014, the Partnership acquired 100% of the equity interests in DGAM, a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. DGAM also advises on $3.6 billion in assets, for which it earns a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM is the Partnership’s fund of hedge funds platform and is included in the Partnership’s Solutions business segment. In connection with this transaction, the Partnership incurred approximately $1.3 million of acquisition costs that were recorded as expenses.

The acquisition-date fair value of the consideration transferred for the DGAM acquisition, and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred
Cash	$8.0
The Carlyle Group L.P. common units	23.1

Total	$31.1

Estimated fair value of assets acquired and liabilities assumed
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

The amount of revenue and earnings of DGAM since the acquisition date and the pro forma impact to the Partnership’s condensed consolidated financial results for the six months ended June 30, 2014 and 2013, as if the acquisition had been consummated as of January 1, 2013, was not significant.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2014:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$483.0	$29.3	$2,582.4	$3,094.7
Bonds	—	—	1,345.8	1,345.8
Loans	—	—	14,344.7	14,344.7

Partnership and LLC interests(1)	—	—	3,761.8	3,761.8
Hedge funds	—	5,009.4	—	5,009.4
Other	—	—	1.5	1.5

	483.0	5,038.7	22,036.2	27,557.9
Trading securities	—	—	4.7	4.7
Restricted securities of Consolidated Funds	3.8	—	8.4	12.2

Total	$486.8	$5,038.7	$22,049.3	$27,574.8

Liabilities
Loans payable of Consolidated Funds	$—	$—	$16,136.4	$16,136.4
Loans payable of a consolidated real estate VIE	—	—	147.7	147.7
Interest rate swaps	—	4.8	—	4.8
Derivative instruments of the CLOs	—	—	15.2	15.2

Contingent consideration(2)	—	26.2	132.3	158.5

Total	$—	$31.0	$16,431.6	$16,462.6

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.
(2)	Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan, excluding employment-based contingent consideration (see Note 9).

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of individuals with previous valuation experience reporting to the Partnership’s chief financial officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees, which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.

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

Private Equity and Real Estate Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies or sales of comparable assets, and other measures which, in many cases, are unaudited at the time received. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rate (“cap rate”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., applying a key performance metric of the investment such as EBITDA or net operating income to a relevant valuation multiple or cap rate observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry changes for differences in size, profitability, projected growth rates, geography and capital structure, if applicable. The adjustments are reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools do not currently drive a significant portion of private equity or real estate valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.

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

Fund Investments – The Partnership’s investments in funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2014
	Investments of Consolidated Funds						Restricted securities of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other		Total
Balance, beginning of period	$2,485.0	$1,223.9	$14,324.6	$3,723.6	$1.4	$5.2	$8.3	$21,772.0
Purchases	12.0	291.0	1,972.4	39.2	—	—	—	2,314.6
Sales	(186.2)	(166.9)	(825.6)	(228.4)	—	—	—	(1,407.1)
Settlements	—	—	(1,053.7)	—	—	—	—	(1,053.7)
Realized and unrealized gains (losses), net	271.6	(2.2)	(73.0)	227.4	0.1	(0.5)	0.1	423.5

Balance, end of period	$2,582.4	$1,345.8	$14,344.7	$3,761.8	$1.5	$4.7	$8.4	$22,049.3

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$127.7	$1.5	$(45.1)	$91.9	$0.1	$(0.5)	$0.1	$175.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Assets
	Six Months Ended June 30, 2014
	Investments of Consolidated Funds						Restricted securities of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other		Total
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(87.5)	—	—	—	—	—	—	(87.5)
Purchases	26.4	390.0	3,759.4	173.0	—	—	—	4,348.8
Sales	(426.5)	(305.7)	(1,198.1)	(679.3)	—	(3.6)	—	(2,613.2)
Settlements	—	—	(2,231.5)	—	—	—		(2,231.5)
Realized and unrealized gains (losses), net	351.4	12.0	(52.9)	452.9	(0.5)	1.4	(0.2)	764.1

Balance, end of period	$2,582.4	$1,345.8	$14,344.7	$3,761.8	$1.5	$4.7	$8.4	$22,049.3

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$38.8	$14.8	$25.5	$(13.1)	$(0.4)	$1.4	$(0.2)	$66.8

	Financial Assets
	Three Months Ended June 30, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$2,573.1	$909.2	$13,507.4	$4,002.2	$8.8	$22.0	$21,022.7
Initial consolidation of funds	—	—	—	—	10.4	—	10.4
Purchases	39.2	239.9	2,414.6	44.7	—	—	2,738.4
Sales	(59.0)	(117.1)	(740.3)	(259.3)	(9.0)	(13.6)	(1,198.3)
Settlements	—	—	(1,559.4)	—	—	—	(1,559.4)
Realized and unrealized gains, net	64.3	26.9	148.9	53.0	1.3	1.6	296.0

Balance, end of period	$2,617.6	$1,058.9	$13,771.2	$3,840.6	$11.5	$10.0	$21,309.8

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$34.2	$17.0	$92.7	$43.9	$(2.3)	$1.1	$186.6

	Financial Assets
	Six Months Ended June 30, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Total
Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$21,042.2
Initial consolidation of funds	—	—	—	—	10.4	—	10.4
Transfers out (1)	(4.3)	—	—	—	—	—	(4.3)
Purchases	107.3	415.1	4,670.1	133.1	—	—	5,325.6
Sales	(128.7)	(326.5)	(1,360.6)	(838.6)	(9.0)	(13.6)	(2,677.0)
Settlements	—	—	(2,977.8)	—	—	—	(2,977.8)
Realized and unrealized gains, net	168.2	36.1	149.4	230.6	2.8	3.6	590.7

Balance, end of period	$2,617.6	$1,058.9	$13,771.2	$3,840.6	$11.5	$10.0	$21,309.8

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$152.7	$38.0	$169.0	$(225.5)	$(2.4)	$1.1	$132.9

(1)	Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Financial Liabilities
	Three Months Ended June 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,678.7	$14.7	$135.4	$125.3	$15,954.1
Borrowings	1,129.3	—	—	27.1	1,156.4
Paydowns	(685.9)	—	(1.0)	(22.8)	(709.7)
Sales	—	(2.4)	—	—	(2.4)
Realized and unrealized (gains) losses, net	14.3	2.9	(2.1)	18.1	33.2

Balance, end of period	$16,136.4	$15.2	$132.3	$147.7	$16,431.6

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$27.8	$(3.1)	$(2.1)	$18.1	$40.7

	Financial Liabilities
	Six Months Ended June 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$185.9	$122.1	$15,541.8
Borrowings	2,474.3	—	—	36.7	2,511.0
Paydowns	(1,635.1)	—	(73.7)	(41.9)	(1,750.7)
Sales	—	(3.3)	—	—	(3.3)
Realized and unrealized losses, net	76.5	5.4	20.1	30.8	132.8

Balance, end of period	$16,136.4	$15.2	$132.3	$147.7	$16,431.6

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$4.0	$(4.3)	$20.1	$30.8	$50.6

	Financial Liabilities
	Three Months Ended June 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Total
Balance, beginning of period	$14,312.7	$10.3	$166.8	$14,489.8
Borrowings	966.1	—	—	966.1
Paydowns	(588.0)	—	(0.9)	(588.9)
Sales	—	(0.9)	—	(0.9)
Realized and unrealized (gains) losses, net	329.0	(0.5)	6.3	334.8

Balance, end of period	$15,019.8	$8.9	$172.2	$15,200.9

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$243.5	$2.7	$6.3	$252.5

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2014:

(Dollars in millions)	Fair Value at June 30, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,346.7	Comparable Multiple	LTM EBITDA Multiple	4.8x - 16.2x (11.3x)
	169.7	Comparable Multiple	Price Earnings Multiple	10.1x -10.1x (10.1x)
	6.8	Comparable Multiple	Book Value Multiple	0.6x -0.6x (0.6x)
	37.3	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $278 ($2)
	21.9	Discounted Cash Flow	Discount Rate	16% - 16% (16%)
			Exit Cap Rate	12%-12% (12%)
Bonds	1,345.8	Consensus Pricing	Indicative Quotes (% of Par)	0 - 132 (101)
Loans	14,127.2	Consensus Pricing	Indicative Quotes (% of Par)	0 - 178 (97)
	217.5	Market Yield Analysis	Market Yield	5% - 16% (11%)
Partnership and LLC interests	3,761.8	NAV of Underlying Fund(1)	N/A	N/A
Other	1.5	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 3 (1)

	22,036.2
Trading securities and other	4.2	Comparable Multiple	LTM EBITDA Multiple	5.7x - 5.7x (5.7x)
	0.5	Discounted Cash Flow	Discount Rate	15% - 15% (15%)
Restricted securities of Consolidated Funds	8.4	Consensus Pricing	Indicative Quotes (% of Par)	84 - 84 (84)

Total	$22,049.3

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,775.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 10% (3%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (67%)
			Indicative Quotes (% of Par)	32 - 101 (97)
Subordinated notes and preferred shares	1,345.1	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 25% (16%)
			Default Rates	1% - 4% (2%)
			Recovery Rates	60% - 75% (67%)
			Indicative Quotes (% of Par)	0 - 138 (67)
Combination notes	16.2	Consensus Pricing	Indicative Quotes (% of Par)	97 - 101 (99)
Loans payable of a consolidated real estate VIE	147.7	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (40%)
			Discount Rate	21% - 31% (24%)
Derivative instruments of Consolidated Funds	15.2	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 21 (8)
Contingent cash consideration(2)	132.3	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (73%)
			Discount Rate	1% - 32% (10%)

Total	$16,431.6

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2013:

(Dollars in millions)	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,479.6	Comparable Multiple	LTM EBITDA Multiple	5.6x- 15.5x (10.8x)
	169.7	Comparable Multiple	Price Earnings Multiple	17.0x-17.0x (17.0x)
	10.2	Comparable Multiple	Book Value Multiple	1.0x -1.0x (1.0x)
	24.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $250 ($0)
	30.5	Discounted Cash Flow	Discount Rate	5% - 12% (11%)
			Exit Cap Rate	11%-11% (11%)

Bonds	1,249.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 130 (100)

Loans	13,858.6	Consensus Pricing	Indicative Quotes (% of Par)	0 - 158 (98)
	209.2	Market Yield Analysis	Market Yield	5% - 17% (10%)

Partnership and LLC interests	3,815.2	NAV of Underlying Fund(1)	N/A	N/A

Other	2.0	Various	N/A	N/A

	21,848.6
Trading securities and other	5.0	Comparable Multiple	LTM EBITDA Multiple	5.9x - 5.9x (5.9x)
	1.9	Discounted Cash Flow	Discount Rate	7% - 7% (7%)

Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	86 - 86 (86)

Total	$21,864.1

Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,910.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	2% - 10% (3%)
			Default Rates	1% - 6% (3%)
			Recovery Rates	50% - 75% (63%)
			Indicative Quotes (% of Par)	40 - 101 (98)

Subordinated notes and preferred shares	1,294.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 25% (16%)
			Default Rates	1% - 6% (2%)
			Recovery Rates	50% - 75% (62%)
			Indicative Quotes (% of Par)	0 - 102 (60)

Combination notes	16.3	Consensus Pricing	Indicative Quotes (% of Par)	93 - 100 (98)

Loans payable of a consolidated real estate VIE	122.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (45%)
			Discount Rate	20% - 30% (23%)

Derivative instruments of Consolidated Funds	13.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 31 (6)

Contingent cash consideration(2)	185.9	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (81%)
			Discount Rate	1% - 32% (17%)

Total	$15,541.8

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.
(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

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

The significant unobservable inputs used in the fair value measurement of the Partnership’s trading securities and other investments include EBITDA multiples and discount rates. Significant decreases in EBITDA multiples in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Accrued Performance Fees

The components of accrued performance fees are as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$2,776.1	$2,830.4
Global Market Strategies	162.4	167.2
Real Assets	332.6	277.2
Solutions	566.9	378.8

Total	$3,838.0	$3,653.6

Approximately 52% of accrued performance fees at June 30, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.

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

Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$(14.1)	$(10.4)
Global Market Strategies	(2.1)	(2.1)
Real Assets	(16.1)	(27.1)

Total	$(32.3)	$(39.6)

Performance Fees

The performance fees included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Corporate Private Equity	$311.5	$186.2	$764.7	$620.9
Global Market Strategies	44.9	48.7	111.0	157.2
Real Assets	60.1	(13.9)	76.9	49.1
Solutions	125.9	38.1	210.3	74.3

Total	$542.4	$259.1	$1,162.9	$901.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Approximately 54% ($295.2 million) of performance fees for the three months ended June 30, 2014 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., and Carlyle Asia Partners II, L.P., three of the Partnership’s Corporate Private Equity funds, as well as AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006). Total revenues (losses) recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., and Carlyle Asia Partners II, L.P., were $109.3 million, $200.4 million, and ($53.2) million, respectively, for the three months ended June 30, 2014. AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006) collectively were $83.4 million of the Partnership’s total revenues for the three months ended June 30, 2014.

Approximately 59% ($682.4 million) of performance fees for the six months ended June 30, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P. were $379.9 million and $385.0 million, respectively, for the six months ended June 30, 2014.

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

6. Investments

Investments consist of the following:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$757.8	$751.1
Trading securities and other investments	13.8	14.2

Total investments	$771.6	$765.3

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

The Partnership records realized investment income for its equity income allocation from NGP, and also records, as a reduction of realized investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The realized net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Investment earnings	$15.2	$15.6	$29.6	$31.8
Expenses and amortization of basis differences	19.6	19.3	38.3	36.5

Realized net investment loss	$(4.4)	$(3.7)	$(8.7)	$(4.7)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $170.6 million and $199.6 million as of June 30, 2014 and December 31, 2013, respectively; these differences are amortized over a period of ten years from the initial investment date.

In May 2014, the Partnership exercised the option to acquire additional interests in the general partners of all future carry funds advised by NGP, which entitles the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners. The exercise price for this option was approximately $35.2 million and is included in the carrying value of the Partnership’s equity-method investment in NGP.

In July 2014, the Partnership exercised its option to acquire additional interests in the general partner of NGP X, which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The exercise price for this option was approximately $61.3 million. The Partnership additionally acquired certain general partner investments in the NGP X fund, for which it paid $16.6 million.

Equity-Method Investments

The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$233.4	$206.5
Global Market Strategies	28.1	25.1
Real Assets	496.3	519.5

Total	$757.8	$751.1

The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of June 30, 2014 and for the six months then ended, no individual equity method investment held by the Partnership was significant based on the disclosure criteria.

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Income from equity investments	$24.0	$7.7	$28.0	$4.9
Income (loss) from trading securities	(0.5)	3.2	1.4	6.5
Other investment income	0.2	0.1	0.4	—

Total	$23.7	$11.0	$29.8	$11.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Corporate Private Equity	$11.0	$10.3	$28.0	$23.2
Global Market Strategies	1.7	0.7	1.7	1.8
Real Assets	11.3	(3.3)	(1.7)	(20.1)

Total	$24.0	$7.7	$28.0	$4.9

Trading Securities and Other Investments

Trading securities and other investments as of June 30, 2014 and December 31, 2013 primarily consisted of $13.8 million and $14.2 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds

During the six months ended June 30, 2014, the Partnership formed four new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of June 30, 2014, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $3.4 billion.

There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

Interest and Other Income of Consolidated Funds

The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Interest income from investments	$214.8	$221.7	$436.0	$452.3
Other income	28.9	31.2	58.4	69.0

Total	$243.7	$252.9	$494.4	$521.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds

Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Gains from investments of Consolidated Funds	$493.0	$543.3	$981.9	$1,142.7
Losses from liabilities of CLOs	(48.0)	(253.5)	(113.1)	(640.4)
Gains (losses) on other assets of CLOs	—	0.8	0.2	(0.2)

Total	$445.0	$290.6	$869.0	$502.1

The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Realized gains	$213.9	$216.6	$946.2	$694.5
Net change in unrealized gains	279.1	326.7	35.7	448.2

Total	$493.0	$543.3	$981.9	$1,142.7

7. Intangible Assets and Goodwill

The following table summarizes the carrying amount of intangible assets as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Acquired contractual rights	$857.1	$826.1
Acquired trademarks	6.9	6.9
Accumulated amortization	(368.6)	(290.5)

Finite-lived intangible assets, net	495.4	542.5
Goodwill	49.3	40.3

Intangible assets, net	$544.7	$582.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment as of June 30, 2014. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2013	$28.0	$12.3	$40.3
Goodwill acquired during the period	—	8.6	8.6
Foreign currency translation	—	0.4	0.4

Balance as of June 30, 2014	$28.0	$21.3	$49.3

As part of the accounting for the acquisition of DGAM, the Partnership recorded $8.6 million of goodwill in the first quarter of 2014. See Note 3 for more information on this acquisition.

During the six months ended June 30, 2014, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flow. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $24.6 million during the three months ended March 31, 2014 to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying condensed consolidated financial statements for the six months ended June 30, 2014.

Intangible asset amortization expense, excluding impairment losses, was $25.4 million and $26.4 million for the three months ended June 30, 2014 and 2013, respectively, and $52.9 million and $63.4 million for the six months ended June 30, 2014 and 2013, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Borrowings

The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of June 30, 2014		As of December 31, 2013
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Term Loan Due 8/09/2018	$25.0	$25.0	$25.0	$25.0
Term Loan (1)	17.2	17.2	17.4	17.4
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.8
5.625% Senior Notes Due 3/30/2043	600.0	606.9	400.0	398.4

	$1,142.2	$1,149.0	$942.4	$940.6

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.

Senior Credit Facility

The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at June 30, 2014, the interest rate was 1.41%). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014 and expensed $1.9 million of deferred financing costs in interest expense. The remaining outstanding principal amount under the term loan is payable on August 9, 2018. Total interest expense under the senior credit facility was $0.9 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2014 and December 31, 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

Other Borrowings

On October 3, 2013, the Partnership borrowed €12.6 million ($17.2 million at June 30, 2014) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.96% at June 30, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three and six months ended June 30, 2014. The fair value of the outstanding balance of the term loan at June 30, 2014 and December 31, 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Interest expense on the notes was $4.9 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively, and $9.9 million and $9.0 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the fair value of the notes was approximately $511.1 million and $479.6 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.

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

Interest expense on the notes was $8.4 million and $5.7 million for the three months ended June 30, 2014 and 2013, respectively, and $14.7 million and $5.9 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the fair value of the notes was approximately $667.5 million and $398.1 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.

Interest Rate Swaps

The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $500.0 million at June 30, 2014 that amortizes through September 30, 2016.

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

In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $475.0 million at June 30, 2014 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.

Debt Covenants

The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2014.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of June 30, 2014 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.

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

As of June 30, 2014 and December 31, 2013, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,123.5	$14,775.1	1.53%		9.10
Subordinated notes and preferred shares	1,371.3	1,345.1	N/A	(a)	8.08
Combination notes	15.0	16.2	N/A	(b)	7.64

Total	$16,509.8	$16,136.4

	As of December 31, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,319.8	$13,910.4	1.41%		8.97
Subordinated notes and preferred shares	1,399.3	1,294.0	N/A	(a)	8.18
Combination notes	15.2	16.3	N/A	(b)	8.13

Total	$15,734.3	$15,220.7

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2014 and December 31, 2013, the fair value of the CLO assets was $18.0 billion and $16.9 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

9. Contingent Consideration

The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended June 30, 2014
	Amounts payable to the sellers who are Carlyle professionals			Contingent
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	cash and other consideration payable to non- Carlyle personnel	Total
	(Dollars in millions)
Balance, beginning of period	$101.2	$26.3	$161.8	$34.2	$323.5
Change in carrying value	(0.7)	(0.1)	22.5	(1.4)	20.3
Payments	—	—	—	(1.0)	(1.0)

Balance, end of period	$100.5	$26.2	$184.3	$31.8	$342.8

	Rollforward For The Six Months Ended June 30, 2014
	Amounts payable to the sellers who are Carlyle professionals			Contingent
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	cash and other consideration payable to non- Carlyle personnel	Total
	(Dollars in millions)
Balance, beginning of period	$152.2	$15.7	$148.7	$33.7	$350.3
Change in carrying value	18.8	10.5	35.6	1.3	66.2
Payments	(70.5)	—	—	(3.2)	(73.7)

Balance, end of period	$100.5	$26.2	$184.3	$31.8	$342.8

	Rollforward For The Three Months Ended June 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	cash and other consideration payable to non- Carlyle personnel	Total
	(Dollars in millions)
Balance, beginning of period	$137.6	$65.7	$106.9	$29.2	$339.4
Change in carrying value	4.2	(8.8)	11.1	2.1	8.6
Payments	—	—	—	(0.9)	(0.9)

Balance, end of period	$141.8	$56.9	$118.0	$30.4	$347.1

	Rollforward For The Six Months Ended June 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals			Contingent
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	cash and other consideration payable to non- Carlyle personnel
					Total
	(Dollars in millions)
Balance, beginning of period	$158.6	$57.6	$96.2	$28.1	$340.5
Change in carrying value	(7.5)	(0.7)	21.8	3.9	17.5
Payments	(9.3)	—	—	(1.6)	(10.9)

Balance, end of period	$141.8	$56.9	$118.0	$30.4	$347.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The fair values of the performance-based contingent cash consideration were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of June 30, 2014 and December 31, 2013, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of June 30, 2014 and December 31, 2013.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management and an estimated amount payable for the options related to NGP:

	As of June 30, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$288.6	$183.0	$471.6	$132.3
Employment-based contingent cash consideration	446.9	45.0	491.9	184.3
Option to acquire additional investments in NGP(2)	—	61.3	61.3	—

Total maximum cash obligations	$735.5	$289.3	$1,024.8	$316.6

(1)	On the condensed consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude liabilities that have been recognized on the consolidated financial statements for performance-based contingent equity consideration.
(2)	The Partnership exercised this option in July 2014. Refer to Note 6 for more information.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Accrued performance fee-related compensation	$1,839.5	$1,661.8
Accrued bonuses	247.6	238.0
Employment-based contingent cash consideration	184.3	148.7
Other	177.9	204.5

Total	$2,449.3	$2,253.0

11. Commitments and Contingencies

Capital Commitments

The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2014 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,025.9
Global Market Strategies	204.8
Real Assets	843.1
Solutions	32.2

$3,106.0

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

Guaranteed Loans

On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.4 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.23% weighted-average rate at June 30, 2014). As of June 30, 2014 and December 31, 2013, approximately $8.4 million and $9.0 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2014 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Other Guarantees

The Partnership has guaranteed payment of giveback obligations, if any, related to one of its Corporate Private Equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At June 30, 2014 and December 31, 2013, $13.2 million were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

Contingent Obligations (Giveback)

A liability for potential repayment of previously received performance fees of $32.3 million at June 30, 2014, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2014. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $12.2 million and $17.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2014 and December 31, 2013, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $366.8 million and $345.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2014 and December 31, 2013, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.

During the first quarter of 2013, the Partnership repaid $14.0 million of giveback obligations to certain funds. These amounts were funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized these liabilities as unrealized performance fee losses. As a result of the giveback repayments, the Partnership reclassified these amounts to realized performance fee losses for the six months ended June 30, 2013.

If, at June 30, 2014, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

Leases

The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2014 through 2031. These leases are accounted for as operating leases. Rent expense was approximately $13.8 million and $12.4 million for the three months ended June 30, 2014 and 2013, respectively, and $26.7 million and $24.6 million for the six months ended June 30, 2014 and 2013, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The future minimum commitments for the leases are as follows (Dollars in millions):

2014	$27.5
2015	52.3
2016	46.8
2017	43.0
2018	38.2
Thereafter	295.7

$503.5

Total minimum rentals to be received in the future under non-cancelable subleases as of June 30, 2014 were $9.6 million.

The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $35.1 million and $34.8 million as of June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The plaintiffs moved to certify the class on October 21, 2013. We understand that all of Carlyle’s co-defendants have entered into settlement agreements with plaintiffs since the filing of the class certification. The Court has scheduled oral arguments on class certification for

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 4, 2014. The case management order calls for a jury trial to commence in November 2014, but this could be delayed in the event an appeal to the U.S. Court of Appeals for the First Circuit on the class certification issue should become necessary. Carlyle believes that reasonable litigation and settlement costs that are not covered by applicable insurance are indemnifiable by one or more of Carlyle’s investment funds.

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

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

“brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and oral arguments on this appeal were held on February 19, 2014. On May 20, 2014, the Court of Appeals issued its decision affirming the District Court’s rulings in full, dismissing plaintiffs’ complaints and denying plaintiffs an opportunity to amend.

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

CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of June 30, 2014, CEREP I had accrued €75.0 million ($102.7 million as of June 30, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Termination Costs

Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Balance, beginning of period	$9.2	$11.9	$10.6	$13.6
Compensation expense	1.6	3.1	2.2	3.7
Contract termination costs	—	0.4	0.1	0.3
Costs paid or settled	(1.6)	(1.4)	(3.7)	(3.6)

Balance, end of period	$9.2	$14.0	$9.2	$14.0

12. Related Party Transactions

Due from Affiliates and Other Receivables, Net

The Partnership had the following due from affiliates and other receivables at June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$12.2	$17.6
Notes receivable and accrued interest from affiliates	8.3	15.4
Other receivables from unconsolidated funds and affiliates, net	160.9	142.9

Total	$181.4	$175.9

Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.21% as of June 30, 2014. The accrued and charged interest to the affiliates was not significant for any period presented.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Due to Affiliates

The Partnership had the following due to affiliates balances at June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.4	$51.8
Due to non-consolidated affiliates	33.4	130.2
Performance-based contingent cash and equity consideration related to acquisitions	126.7	167.9
Amounts owed under the tax receivable agreement	99.0	33.1
Other	18.7	20.7

Total	$278.2	$403.7

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

Other Related Party Transactions

In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.4 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, and $2.9 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

13. Income Taxes

The Partnership is organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. The Partnership’s income tax expense was $53.8 million and $16.6 million for the three months ended June 30, 2014 and 2013, respectively, and $69.8 million and $41.5 million for the six months ended June 30, 2014 and 2013, respectively.

In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2014, the Partnership’s U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2007 to 2013. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.

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

14. Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,066.6	$7,354.0
Non-Carlyle interests in majority-owned subsidiaries	274.0	279.6
Non-controlling interest in carried interest and cash held for carried interest distributions	58.5	63.0

Non-controlling interests in consolidated entities	$7,399.1	$7,696.6

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$475.9	$390.5	$828.8	$617.6
Non-Carlyle interests in majority-owned subsidiaries	(16.4)	6.9	(37.7)	10.4
Non-controlling interest in carried interest and cash held for carried interest distributions	4.3	2.6	12.3	19.9

Net income attributable to other non-controlling interests in consolidated entities	463.8	400.0	803.4	647.9
Net loss attributable to partners’ capital appropriated for CLOs	(93.5)	(131.9)	(175.6)	(389.0)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(0.6)	31.9	66.4	209.1

Non-controlling interests in income of consolidated entities	$369.7	$300.0	$694.2	$468.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 13,800,000 Carlyle Holdings partnership units in March 2014 (see Note 1).

15. Earnings Per Common Unit

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	65,138,793	65,138,793	58,855,013	58,855,013
Unvested deferred restricted common units	—	4,963,176	—	5,739,613
Contingently issuable Carlyle Holdings Partnership units	—	575,733	—	575,733

Weighted-average common units outstanding	65,138,793	70,677,702	58,855,013	65,170,359

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	45,145,793	45,145,793	44,249,510	44,249,510
Unvested deferred restricted common units	—	—	—	4,700,069
Contingently issuable Carlyle Holdings Partnership units	—	—	—	931,818

Weighted-average common units outstanding	45,145,793	45,145,793	44,249,510	49,881,397

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units and other common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.

On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of June 30, 2014, 809,797 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Vermillion, Metropolitan, and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that June 30, 2014 and 2013 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.

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

In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 226,857,400 and 227,463,788 of vested and unvested Carlyle Holdings partnership units for the three months ended June 30, 2014 and 2013, respectively, were antidilutive, and therefore have been excluded. For the six months ended June 30, 2014 and 2013, respectively, the incremental 230,752,823 and 227,013,906 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$19,500,000	$19,500,000	$44,100,000	$44,100,000
Dilution of earnings due to participating securities with distribution rights	(242,700)	(234,200)	(764,900)	(816,000)

Net income per common unit	$19,257,300	$19,265,800	$43,335,100	$43,284,000

Weighted-average common units outstanding	65,138,793	70,677,702	58,855,013	65,170,359

Net income (loss) per common unit	$0.30	$0.27	$0.74	$0.66

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to The Carlyle Group L.P.	$(3,300,000)	$(3,300,000)	$30,500,000	$30,500,000
Weighted-average common units outstanding	45,145,793	45,145,793	44,249,510	49,881,397

Net income (loss) per common unit	$(0.07)	$(0.07)	$0.69	$0.61

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

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months and six months ended June 30, 2014, the Partnership recorded $2.4 million and $4.5 million in equity-based compensation expense associated with these awards, respectively. As of June 30, 2014, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $14.0 million, which is expected to be recognized over a weighted-average term of 1.7 years.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Unvested Carlyle Holdings Partnership Units

The unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the second quarter of 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the three months ended June 30, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $47.9 million of equity-based compensation expense during the three months ended June 30, 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. The Partnership recorded equity-based compensation expense associated with these awards of $60.7 million and $92.5 million for the three months ended June 30, 2014 and 2013, respectively, and $105.5 million and $131.5 million for the six months ended June 30, 2014 and 2013, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.

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

As of June 30, 2014, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $706.0 million, which is expected to be recognized over a weighted-average term of 3.8 years.

Deferred Restricted Common Units

The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 5.0% to 15.0% and a per unit discount that generally ranges from 7.5% to 25.0%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $44.5 million and $32.3 million for the three months ended June 30, 2014 and 2013, respectively, with $5.2 million and $2.5 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $71.4 million and $44.6 million for the six months ended June 30, 2014 and 2013, respectively, with $8.2 million and $3.8 million of corresponding deferred tax benefits, respectively. As of June 30, 2014, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $403.2 million, which is expected to be recognized over a weighted-average term of 3.7 years.

Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three and six months ended June 30, 2014 and 2013.

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

Phantom Deferred Restricted Common Units

The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 15.0%. For the three months ended June 30, 2014 and 2013, the Partnership recorded $1.4 million and $1.2 million in equity-based compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The Partnership recorded $1.8 million and $2.2 million in equity-based compensation expense associated with these awards for the six months ended June 30, 2014 and 2013, respectively. The tax benefits recognized from these awards was not material during these periods. As of June 30, 2014, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $2.8 million, which is expected to be recognized over a weighted-average term of 1.0 year.

A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2014 and a summary of changes for the six months ended June 30, 2014, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12
Granted	—	$—	6,579,983	$30.24	—	$—	12,204	$35.46
Vested	9,024,293	$22.00	3,098,280	$23.45	62,263	$21.42	101,839	$22.07
Forfeited	2,096,789	$22.00	642,214	$25.53	—	$—	6,302	$23.51

Balance, June 30, 2014	36,081,721	$22.36	19,089,663	$26.12	809,797	$27.19	112,574	$23.50

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

In late 2012, it was determined that Urbplan was facing serious liquidity problems and would require additional capital infusions to continue operations. The Partnership and certain of its senior Carlyle professionals provided capital to Urbplan through one of the Carlyle investment funds in the second quarter of 2013. During the third quarter of 2013, it became evident that Urbplan’s efforts to raise additional capital from unaffiliated sources would likely not meet its requirements. The Partnership and certain senior Carlyle professionals elected to make additional investments into Urbplan. The external limited partners of the Carlyle real estate investment funds have not participated in the 2013 or 2014 capital funding.

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

The assets and liabilities of Urbplan are held in legal entities separate from the Partnership; the Partnership has not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet the liquidity requirements of the Partnership. However, if Urbplan fails to complete its construction projects, customers, partners, government agencies or municipalities or other creditors in certain circumstances might seek to assert claims against the Partnership and its assets unrelated to Urbplan under certain consumer protection or other laws.

Urbplan is currently a party to various litigation, government investigations and proceedings, disputes and other potential claims. The Partnership does not believe it is probable that the outcome of any existing Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.

From April 2013 (the time of the first additional investment into Urbplan) through June 30, 2014, $152.8 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (net of gains from related foreign currency forward contracts). The Partnership has funded $35.7 million of the $152.8 million and the remaining $117.1 million has been funded by senior Carlyle professionals indirectly through the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At this time, Urbplan is expected to require additional funding of approximately $100 million to $150 million to enable it to continue operations; however, the actual amount of additional funding necessary may exceed this estimate. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.

The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 related to Urbplan were as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$113.5	$110.3
Inventory costs in excess of billings and advances	69.7	70.1

	$183.2	$180.4

Other assets of a consolidated real estate VIE:
Restricted investments	$11.5	$7.0
Fixed assets, net	2.3	2.2
Deferred tax assets	15.2	12.8
Other assets	42.2	38.1

	$71.2	$60.1

Loans payable of a consolidated real estate VIE, at fair value (principal amount of $295.4 and $305.3 as of June 30, 2014 and December 31, 2013, respectively)	$147.7	$122.1

Other liabilities of a consolidated real estate VIE:
Accounts payable	$25.5	$25.4
Other liabilities	66.1	72.3

	$91.6	$97.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 related to Urbplan were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$5.2	$9.8
Investment income	2.8	4.2

	$8.0	$14.0

Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$2.8	$16.5
Interest expense	10.5	21.7
Change in fair value of loans payable	16.1	26.3
Compensation and benefits	3.1	5.5
G&A and other expenses	9.5	21.2

	$42.0	$91.2

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

Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $214.2 million and $176.1 million of customer advances received as of June 30, 2014 and December 31, 2013, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 50% of the outstanding principal amounts of the loans. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (14.8% to 18.2% as of June 30, 2014); (ii) IGP-M plus a margin of 12.0% (18.3% as of June 30, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.5% to 20.0% as of June 30, 2014). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2014	$29.4
2015	34.8
2016	32.5
2017	26.8
2018	23.1
Thereafter	148.8

$295.4

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2014, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

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

As of June 30, 2014, Urbplan had outstanding commitments for land development services with an estimated $156.2 million of future costs to be incurred.

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

Solutions – Through August 1, 2013, the Solutions segment represented the Partnership’s 60% equity interest in AlpInvest, which advises a global private equity fund of funds program and related co-investment and secondary activities. On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. The Solutions segment also includes Metropolitan, a global manager of real estate fund of funds, and DGAM, the Partnership’s fund of hedge funds platform. The Partnership acquired 100% of the equity interests in Metropolitan and DGAM on November 1, 2013 and February 3, 2014, respectively.

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs were allocated based on direct base compensation expense for the funds comprising each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion, and, for periods prior to August 1, 2013, AlpInvest. Subsequent to August 1, 2013, the Partnership owns 100% of the economic interests in AlpInvest. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.

Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, amortization associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the mark to market on contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance and settlements of legal claims.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended June 30, 2014 and as of and for the six months ended June 30, 2014:

	Three Months Ended June 30, 2014
	Corporate	Global
	Private	Market	Real
	Equity	Strategies	Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$147.2	$64.1	$59.6	$46.9	$317.8
Portfolio advisory fees, net	3.3	0.1	0.3	—	3.7
Transaction fees, net	29.4	—	0.1	—	29.5

Total fee revenues	179.9	64.2	60.0	46.9	351.0
Performance fees
Realized	387.7	6.7	9.4	7.0	410.8
Unrealized	(76.2)	45.6	46.4	122.5	138.3

Total performance fees	311.5	52.3	55.8	129.5	549.1
Investment income (loss)
Realized	2.0	1.4	8.1	—	11.5
Unrealized	4.0	1.2	(21.6)	0.2	(16.2)

Total investment income (loss)	6.0	2.6	(13.5)	0.2	(4.7)
Interest and other income	1.8	1.5	1.2	0.2	4.7

Total revenues	499.2	120.6	103.5	176.8	900.1

Segment Expenses
Compensation and benefits
Direct base compensation	62.9	26.3	21.3	20.7	131.2
Indirect base compensation	25.5	6.0	11.7	4.0	47.2
Equity-based compensation	10.1	3.2	5.1	1.1	19.5
Performance fee related
Realized	172.4	2.5	0.5	3.5	178.9
Unrealized	(27.8)	21.6	22.8	91.9	108.5

Total compensation and benefits	243.1	59.6	61.4	121.2	485.3
General, administrative, and other indirect expenses	37.7	13.0	15.7	10.6	77.0
Depreciation and amortization expense	2.7	1.0	0.9	1.0	5.6
Interest expense	8.0	2.6	2.5	1.4	14.5

Total expenses	291.5	76.2	80.5	134.2	582.4

Economic Net Income	$207.7	$44.4	$23.0	$42.6	$317.7

(-) Net Performance Fees	166.9	28.2	32.5	34.1	261.7
(-) Investment Income (Loss)	6.0	2.6	(13.5)	0.2	(4.7)
(+) Equity-based Compensation	10.1	3.2	5.1	1.1	19.5

(=) Fee Related Earnings	$44.9	$16.8	$9.1	$9.4	$80.2

(+) Realized Net Performance Fees	215.3	4.2	8.9	3.5	231.9
(+) Realized Investment Income	2.0	1.4	8.1	—	11.5

(=) Distributable Earnings	$262.2	$22.4	$26.1	$12.9	$323.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2014 and the Six Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$277.0	$127.3	$109.9	$91.4	$605.6
Portfolio advisory fees, net	6.8	0.2	0.5	—	7.5
Transaction fees, net	32.6	—	0.1	—	32.7

Total fund level fee revenues	316.4	127.5	110.5	91.4	645.8
Performance fees
Realized	622.4	15.0	9.9	12.9	660.2
Unrealized	136.7	95.1	60.4	201.8	494.0

Total performance fees	759.1	110.1	70.3	214.7	1,154.2
Investment income (loss)
Realized	3.9	2.7	10.2	—	16.8
Unrealized	9.4	3.1	(42.2)	0.3	(29.4)

Total investment income (loss)	13.3	5.8	(32.0)	0.3	(12.6)
Interest and other income	4.0	2.8	1.9	0.5	9.2

Total revenues	1,092.8	246.2	150.7	306.9	1,796.6

Segment Expenses
Compensation and benefits
Direct base compensation	122.4	53.8	40.0	41.7	257.9
Indirect base compensation	47.5	12.0	26.0	7.8	93.3
Equity-based compensation	17.2	5.9	8.6	1.8	33.5
Performance fee related
Realized	273.7	6.3	0.7	6.8	287.5
Unrealized	72.7	36.4	31.2	158.1	298.4

Total compensation and benefits	533.5	114.4	106.5	216.2	970.6
General, administrative, and other indirect expenses	73.1	24.6	31.2	19.8	148.7
Depreciation and amortization expense	5.4	1.9	1.8	1.9	11.0
Interest expense	14.7	4.7	4.7	2.6	26.7

Total expenses	626.7	145.6	144.2	240.5	1,157.0

Economic Net Income	$466.1	$100.6	$6.5	$66.4	$639.6

(-) Net Performance Fees	412.7	67.4	38.4	49.8	568.3
(-) Investment Income (Loss)	13.3	5.8	(32.0)	0.3	(12.6)
(+) Equity-based Compensation	17.2	5.9	8.6	1.8	33.5

(=) Fee Related Earnings	$57.3	$33.3	$8.7	$18.1	$117.4

(+) Realized Net Performance Fees	348.7	8.7	9.2	6.1	372.7
(+) Realized Investment Income	3.9	2.7	10.2	—	16.8

(=) Distributable Earnings	$409.9	$44.7	$28.1	$24.2	$506.9

Segment assets as of June 30, 2014	$4,051.5	$1,067.7	$1,348.4	$937.3	$7,404.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Corporate	Global
	Private	Market	Real
	Equity	Strategies	Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$108.8	$73.8	$46.4	$20.9	$249.9
Portfolio advisory fees, net	4.9	0.5	0.3	—	5.7
Transaction fees, net	4.0	0.1	2.7	—	6.8

Total fee revenues	117.7	74.4	49.4	20.9	262.4
Performance fees
Realized	151.4	17.9	20.6	2.7	192.6
Unrealized	31.2	23.0	(33.4)	21.3	42.1

Total performance fees	182.6	40.9	(12.8)	24.0	234.7
Investment income (loss)
Realized	1.7	12.2	0.7	—	14.6
Unrealized	2.4	(11.9)	1.7	0.1	(7.7)

Total investment income (loss)	4.1	0.3	2.4	0.1	6.9
Interest and other income	1.7	1.5	0.6	0.2	4.0

Total revenues	306.1	117.1	39.6	45.2	508.0

Segment Expenses
Compensation and benefits
Direct base compensation	50.0	24.9	18.2	7.9	101.0
Indirect base compensation	21.8	5.5	6.4	1.3	35.0
Equity-based compensation	2.3	0.6	1.2	0.1	4.2
Performance fee related
Realized	65.1	6.7	1.6	1.4	74.8
Unrealized	8.8	9.6	2.9	16.1	37.4

Total compensation and benefits	148.0	47.3	30.3	26.8	252.4
General, administrative, and other indirect expenses	41.6	19.5	16.5	4.4	82.0
Depreciation and amortization expense	3.4	1.1	1.2	0.5	6.2
Interest expense	6.7	2.1	2.2	0.6	11.6

Total expenses	199.7	70.0	50.2	32.3	352.2

Economic Net Income (Loss)	$106.4	$47.1	$(10.6)	$12.9	$155.8

(-) Net Performance Fees	108.7	24.6	(17.3)	6.5	122.5
(-) Investment Income	4.1	0.3	2.4	0.1	6.9
(+) Equity-based Compensation	2.3	0.6	1.2	0.1	4.2

(=) Fee Related Earnings	$(4.1)	$22.8	$5.5	$6.4	$30.6

(+) Realized Net Performance Fees	86.3	11.2	19.0	1.3	117.8
(+) Realized Investment Income	1.7	12.2	0.7	—	14.6

(=) Distributable Earnings	$83.9	$46.2	$25.2	$7.7	$163.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2013
	Corporate	Global
	Private	Market	Real
	Equity	Strategies	Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$217.1	$140.1	$93.4	$39.4	$490.0
Portfolio advisory fees, net	9.0	0.7	0.6	—	10.3
Transaction fees, net	14.4	0.1	2.7	—	17.2

Total fund level fee revenues	240.5	140.9	96.7	39.4	517.5
Performance fees
Realized	363.7	42.0	31.6	4.2	441.5
Unrealized	238.8	87.3	16.1	42.6	384.8

Total performance fees	602.5	129.3	47.7	46.8	826.3
Investment income (loss)
Realized	3.5	14.1	(12.3)	—	5.3
Unrealized	5.2	(6.8)	6.2	—	4.6

Total investment income (loss)	8.7	7.3	(6.1)	—	9.9
Interest and other income	2.7	2.6	0.9	0.2	6.4

Total revenues	854.4	280.1	139.2	86.4	1,360.1

Segment Expenses
Compensation and benefits
Direct base compensation	105.0	50.6	36.1	17.3	209.0
Indirect base compensation	41.8	10.3	13.9	2.6	68.6
Equity-based compensation	3.8	1.0	1.8	0.2	6.8
Performance fee related
Realized	166.7	16.4	(3.3)	2.4	182.2
Unrealized	92.4	15.8	26.5	32.2	166.9

Total compensation and benefits	409.7	94.1	75.0	54.7	633.5
General, administrative, and other indirect expenses	80.6	29.0	26.9	7.8	144.3
Depreciation and amortization expense	6.9	2.3	2.3	1.0	12.5
Interest expense	11.6	3.6	3.8	1.1	20.1

Total expenses	508.8	129.0	108.0	64.6	810.4

Economic Net Income	$345.6	$151.1	$31.2	$21.8	$549.7

(-) Net Performance Fees	343.4	97.1	24.5	12.2	477.2
(-) Investment Income (Loss)	8.7	7.3	(6.1)	—	9.9
(+) Equity-based Compensation	3.8	1.0	1.8	0.2	6.8

(=) Fee Related Earnings	$(2.7)	$47.7	$14.6	$9.8	$69.4

(+) Realized Net Performance Fees	197.0	25.6	34.9	1.8	259.3
(+) Realized Investment Income (Loss)	3.5	14.1	(12.3)	—	5.3

(=) Distributable Earnings	$197.8	$87.4	$37.2	$11.6	$334.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Total Reportable	Consolidated	Reconciling		Carlyle
	Segments	Funds	Items		Consolidated
	(Dollars in millions)
Revenues	$900.1	$243.7	$(5.0	)(a)	$1,138.8
Expenses	$582.4	$316.3	$143.9	(b)	$1,042.6
Other income	$—	$442.6	$2.4	(c)	$445.0
Economic net income	$317.7	$370.0	$(146.5	)(d)	$541.2

	Three Months Ended June 30, 2013
	Total Reportable	Consolidated	Reconciling		Carlyle
	Segments	Funds	Items		Consolidated
	(Dollars in millions)
Revenues	$508.0	$252.9	$8.4	(a)	$769.3
Expenses	$352.2	$268.3	$153.5	(b)	$774.0
Other income	$—	$296.2	$(5.6	)(c)	$290.6
Economic net income	$155.8	$280.8	$(150.7	)(d)	$285.9

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2014 and 2013, and Total Assets as of June 30, 2014:

	June 30, 2014 and the Six Months Then Ended
	Total Reportable	Consolidated	Reconciling		Carlyle
	Segments	Funds	Items		Consolidated
	(Dollars in millions)
Revenues	$1,796.6	$494.4	$(4.8	)(a)	$2,286.2
Expenses	$1,157.0	$656.1	$328.5	(b)	$2,141.6
Other income	$—	$869.5	$(0.5	)(c)	$869.0
Economic net income	$639.6	$707.8	$(333.8	)(d)	$1,013.6
Total assets	$7,404.9	$30,317.6	$(209.6	)(e)	$37,512.9

	Six Months Ended June 30, 2013
	Total Reportable	Consolidated	Reconciling		Carlyle
	Segments	Funds	Items		Consolidated
	(Dollars in millions)
Revenues	$1,360.1	$521.3	$32.9	(a)	$1,914.3
Expenses	$810.4	$601.5	$266.2	(b)	$1,678.1
Other income	$—	$508.8	$(6.7	)(c)	$502.1
Economic net income	$549.7	$428.6	$(240.0	)(d)	$738.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

component of investment income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest which were included in Revenues in the Partnership’s segment reporting.

(b)	The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest, as detailed below (Dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	$91.0	$123.1	$153.4	$175.2
Acquisition related charges and amortization of intangibles	62.0	52.5	142.1	115.0
Other non-operating (income) expenses	(4.6)	(3.3)	25.6	(5.7)
Non-Carlyle economic interests in acquired business	59.1	44.5	144.6	123.4
Other adjustments	(1.4)	3.3	0.9	6.6
Elimination of expenses of Consolidated Funds	(62.2)	(66.6)	(138.1)	(148.3)

	$143.9	$153.5	$328.5	$266.2

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income before provision for income taxes	$541.2	$285.9	$1,013.6	$738.3
Adjustments:
Equity-based compensation issued in conjuction with the initial public offering, acquisitions and strategic investments	91.0	123.1	153.4	175.2
Acquisition related charges and amortization of intangibles	62.0	52.5	142.1	115.0
Other non-operating (income) expenses	(4.6)	(3.3)	25.6	(5.7)
Net income attributable to non-controlling interests in Consolidated entities	(369.7)	(300.0)	(694.2)	(468.0)
Other adjustments(1)	(2.2)	(2.4)	(0.9)	(5.1)

Economic Net Income	$317.7	$155.8	$639.6	$549.7

Net performance fees(2)	261.7	122.5	568.3	477.2
Investment income (loss)(2)	(4.7)	6.9	(12.6)	9.9
Equity-based compensation	19.5	4.2	33.5	6.8

Fee Related Earnings	$80.2	$30.6	$117.4	$69.4

Realized performance fees, net of related compensation	231.9	117.8	372.7	259.3
Realized investment income	11.5	14.6	16.8	5.3

Distributable Earnings	$323.6	$163.0	$506.9	$334.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	Other adjustments were comprised of the following (Dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Losses associated with debt refinancing activities	$—	$—	$—	$1.9
Severance and lease terminations	1.6	3.5	2.3	4.0
Provision for income taxes attributable to non-controlling interests in consolidated entities	(0.8)	(5.7)	(1.8)	(11.7)
Other adjustments	(3.0)	(0.2)	(1.4)	0.7

	$(2.2)	$(2.4)	$(0.9)	$(5.1)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$415.6	$(4.8)	$410.8
Unrealized	126.8	11.5	138.3

Total performance fees	542.4	6.7	549.1
Performance fee related compensation expense
Realized	181.2	(2.3)	178.9
Unrealized	109.0	(0.5)	108.5

Total performance fee related compensation expense	290.2	(2.8)	287.4
Net performance fees
Realized	234.4	(2.5)	231.9
Unrealized	17.8	12.0	29.8

Total net performance fees	$252.2	$9.5	$261.7

Investment income (loss)
Realized	$29.9	$(18.4)	$11.5
Unrealized	(6.2)	(10.0)	(16.2)

Investment income (loss)	$23.7	$(28.4)	$(4.7)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$203.2	$(10.6)	$192.6
Unrealized	55.9	(13.8)	42.1

Total performance fees	259.1	(24.4)	234.7
Performance fee related compensation expense
Realized	78.1	(3.3)	74.8
Unrealized	66.0	(28.6)	37.4

Total performance fee related compensation expense	144.1	(31.9)	112.2
Net performance fees
Realized	125.1	(7.3)	117.8
Unrealized	(10.1)	14.8	4.7

Total net performance fees	$115.0	$7.5	$122.5

Investment income (loss)
Realized	$12.7	$1.9	$14.6
Unrealized	(1.7)	(6.0)	(7.7)

Total investment income (loss)	$11.0	$(4.1)	$6.9

	Six Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$667.0	$(6.8)	$660.2
Unrealized	495.9	(1.9)	494.0

Total performance fees	1,162.9	(8.7)	1,154.2
Performance fee related compensation expense
Realized	289.9	(2.4)	287.5
Unrealized	330.6	(32.2)	298.4

Total performance fee related compensation expense	620.5	(34.6)	585.9
Net performance fees
Realized	377.1	(4.4)	372.7
Unrealized	165.3	30.3	195.6

Total net performance fees	$542.4	$25.9	$568.3

Investment income (loss)
Realized	$29.9	$(13.1)	$16.8
Unrealized	(0.1)	(29.3)	(29.4)

Total investment income (loss)	$29.8	$(42.4)	$(12.6)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$456.0	$(14.5)	$441.5
Unrealized	445.5	(60.7)	384.8

Total performance fees	901.5	(75.2)	826.3
Performance fee related compensation expense
Realized	186.8	(4.6)	182.2
Unrealized	261.0	(94.1)	166.9

Total performance fee related compensation expense	447.8	(98.7)	349.1
Net performance fees
Realized	269.2	(9.9)	259.3
Unrealized	184.5	33.4	217.9

Total net performance fees	$453.7	$23.5	$477.2

Investment income
Realized	$8.5	$(3.2)	$5.3
Unrealized	2.9	1.7	4.6

Investment income	$11.4	$(1.5)	$9.9

(3)	Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in Claren Road, ESG and Vermillion and, prior to August 1, 2013, the Partnership’s 60% interest in AlpInvest in the segment results.

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.

19. Subsequent Events

In July 2014, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on August 11, 2014, payable on August 22, 2014.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

20. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2014 and December 31, 2013 and results of operations for the three months and six months ended June 30, 2014 and 2013. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,278.8	$—	$—	$1,278.8
Cash and cash equivalents held at Consolidated Funds	—	2,258.5	—	2,258.5
Restricted cash	62.6	—	—	62.6
Restricted cash and securities of Consolidated Funds	—	24.4	—	24.4
Accrued performance fees	3,872.0	—	(34.0)	3,838.0
Investments	940.5	—	(168.9)	771.6
Investments of Consolidated Funds	—	27,550.8	7.1	27,557.9
Due from affiliates and other receivables, net	195.2	—	(13.8)	181.4
Due from affiliates and other receivables of Consolidated Funds, net	—	480.9	—	480.9
Receivables and inventory of a consolidated real estate VIE	183.2	—	—	183.2
Fixed assets, net	66.7	—	—	66.7
Deposits and other	55.5	3.0	—	58.5
Other assets of a consolidated real estate VIE	71.2	—	—	71.2
Intangible assets, net	544.7	—	—	544.7
Deferred tax assets	134.5	—	—	134.5

Total assets	$7,404.9	$30,317.6	$(209.6)	$37,512.9

Liabilities and partners’ capital
Loans payable	$42.2	$—	$—	$42.2
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.9	—	—	606.9
Loans payable of Consolidated Funds	—	16,287.3	(150.9)	16,136.4
Loans payable of a consolidated real estate VIE at fair value (principal amount of $295.4)	147.7	—	—	147.7
Accounts payable, accrued expenses and other liabilities	302.1	—	(56.8)	245.3
Accrued compensation and benefits	2,449.3	—	—	2,449.3
Due to affiliates	277.8	0.6	(0.2)	278.2
Deferred revenue	103.2	1.3	—	104.5
Deferred tax liabilities	147.4	—	—	147.4
Other liabilities of Consolidated Funds	—	1,756.1	(55.5)	1,700.6
Other liabilities of a consolidated real estate VIE	91.6	—	—	91.6
Accrued giveback obligations	42.5	—	(10.2)	32.3

Total liabilities	4,710.6	18,045.3	(273.6)	22,482.3

Redeemable non-controlling interests in consolidated entities	9.3	4,983.8	—	4,993.1

Partners’ capital	509.6	(68.4)	68.4	509.6
Accumulated other comprehensive loss	(12.8)	—	0.9	(11.9)
Partners’ capital appropriated for Consolidated Funds	—	290.3	(5.3)	285.0
Non-controlling interests in consolidated entities	332.5	7,066.6	—	7,399.1
Non-controlling interests in Carlyle Holdings	1,855.7	—	—	1,855.7

Total partners’ capital	2,685.0	7,288.5	64.0	10,037.5

Total liabilities and partners’ capital	$7,404.9	$30,317.6	$(209.6)	$37,512.9

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$363.0	$—	$(45.7)	$317.3
Performance fees
Realized	422.8	—	(7.2)	415.6
Unrealized	133.6	—	(6.8)	126.8

Total performance fees	556.4	—	(14.0)	542.4
Investment income (loss)
Realized	31.1	—	(1.2)	29.9
Unrealized	(14.0)	—	7.8	(6.2)

Investment income (loss)	17.1	—	6.6	23.7
Interest and other income	4.6	—	(0.9)	3.7
Interest and other income of Consolidated Funds	—	243.7	—	243.7
Revenue of a consolidated real estate VIE	8.0	—	—	8.0

Total revenues	949.1	243.7	(54.0)	1,138.8

Expenses
Compensation and benefits
Base compensation	220.5	—	—	220.5
Equity-based compensation	109.0	—	—	109.0
Performance fee related
Realized	181.2	—	—	181.2
Unrealized	109.0	—	—	109.0

Total compensation and benefits	619.7	—	—	619.7
General, administrative and other expenses	116.9	—	1.8	118.7
Interest	14.5	—	—	14.5
Interest and other expenses of Consolidated Funds	—	316.3	(64.0)	252.3
Interest and other expenses of a consolidated real estate VIE	42.0	—	—	42.0
Other non-operating income	(4.6)	—	—	(4.6)

Total expenses	788.5	316.3	(62.2)	1,042.6

Other income
Net investment gains of Consolidated Funds	—	442.6	2.4	445.0

Income before provision for income taxes	160.6	370.0	10.6	541.2
Provision for income taxes	53.8	—	—	53.8

Net income	106.8	370.0	10.6	487.4

Net income (loss) attributable to non-controlling interests in consolidated entities	(10.9)	—	380.6	369.7

Net income attributable to Carlyle Holdings	117.7	370.0	(370.0)	117.7
Net income attributable to non-controlling interests in Carlyle Holdings	98.2	—	—	98.2

Net income attributable to The Carlyle Group L.P.	$19.5	$370.0	$(370.0)	$19.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$668.7	$—	$(91.1)	$577.6
Performance fees
Realized	680.2	—	(13.2)	667.0
Unrealized	520.2	—	(24.3)	495.9

Total performance fees	1,200.4	—	(37.5)	1,162.9
Investment income (loss)
Realized	33.2	—	(3.3)	29.9
Unrealized	(6.2)	—	6.1	(0.1)

Investment income (loss)	27.0	—	2.8	29.8
Interest and other income	9.1	—	(1.6)	7.5
Interest and other income of Consolidated Funds	—	494.4	—	494.4
Revenue of a consolidated real estate VIE	14.0	—	—	14.0

Total revenues	1,919.2	494.4	(127.4)	2,286.2

Expenses
Compensation and benefits
Base compensation	425.1	—	—	425.1
Equity-based compensation	183.2	—	—	183.2
Performance fee related
Realized	289.9	—	—	289.9
Unrealized	330.6	—	—	330.6

Total compensation and benefits	1,228.8	—	—	1,228.8
General, administrative and other expenses	251.3	—	1.7	253.0
Interest	26.7	—	—	26.7
Interest and other expenses of Consolidated Funds	—	656.1	(139.8)	516.3
Interest and other expenses of a consolidated real estate VIE	91.2	—	—	91.2
Other non-operating expenses	25.6	—	—	25.6

Total expenses	1,623.6	656.1	(138.1)	2,141.6

Other income
Net investment gains of Consolidated Funds	—	869.5	(0.5)	869.0

Income before provision for income taxes	295.6	707.8	10.2	1,013.6
Provision for income taxes	69.8	—	—	69.8

Net income	225.8	707.8	10.2	943.8

Net income (loss) attributable to non-controlling interests in consolidated entities	(23.8)	—	718.0	694.2

Net income attributable to Carlyle Holdings	249.6	707.8	(707.8)	249.6
Net income attributable to non-controlling interests in Carlyle Holdings	205.5	—	—	205.5

Net income attributable to The Carlyle Group L.P.	$44.1	$707.8	$(707.8)	$44.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Cash flows from operating activities
Net income	$225.8	$260.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	88.6	76.4
Equity-based compensation	183.2	178.3
Excess tax benefits related to equity-based compensation	(1.4)	(1.7)
Non-cash performance fees	(540.1)	(560.0)
Other non-cash amounts	57.4	2.5
Investment income	(3.0)	12.0
Purchases of investments and trading securities	(161.5)	(122.4)
Proceeds from the sale of investments and trading securities	471.3	207.8
Payments of contingent consideration	(43.9)	—
Change in deferred taxes, net	34.6	23.6
Change in due from affiliates and other receivables	(20.0)	(21.7)
Change in receivables and inventory of a consolidated real estate VIE	(5.3)	—
Change in deposits and other	(15.8)	4.2
Change in other assets of a consolidated real estate VIE	(9.0)	—
Change in accounts payable, accrued expenses and other liabilities	(13.4)	15.4
Change in accrued compensation and benefits	199.0	248.4
Change in due to affiliates	(86.4)	9.3
Change in other liabilities of a consolidated real estate VIE	(5.9)	—
Change in deferred revenue	40.3	(0.6)

Net cash provided by operating activities	394.5	332.3

Cash flows from investing activities
Change in restricted cash	67.5	(6.9)
Purchases of fixed assets, net	(8.4)	(12.3)
Acquisitions, net of cash acquired	(3.1)	—

Net cash provided by (used in) investing activities	56.0	(19.2)

Cash flows from financing activities
Repayments under credit facility	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1
Payments on loans payable	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(5.2)	—
Payments of contingent consideration	(29.8)	(10.9)
Excess tax benefits related to equity-based compensation	1.4	1.7
Distributions to common unitholders	(81.1)	(44.1)
Distributions to non-controlling interest holders in Carlyle Holdings	(406.7)	(289.2)
Contributions from non-controlling interest holders	80.6	53.5
Distributions to non-controlling interest holders	(69.8)	(52.3)
Net proceeds from issuance of common units, net of offering costs	449.5	—
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	—
Change in due to/from affiliates financing activities	1.8	12.0

Net cash used in financing activities	(151.9)	(301.2)

Effect of foreign exchange rate changes	13.6	(6.1)

Increase in cash and cash equivalents	312.2	5.8
Cash and cash equivalents, beginning of period	966.6	567.1

Cash and cash equivalents, end of period	$1,278.8	$572.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions.

•	Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2014, our Corporate Private Equity segment had approximately $65 billion in AUM and approximately $43 billion in Fee-earning AUM.

•	Global Market Strategies — Our Global Market Strategies segment advises a group of 65 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of June 30, 2014, our Global Market Strategies segment had approximately $38 billion in AUM and approximately $35 billion in Fee-earning AUM.

•	Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes eight NGP management fee funds and two NGP carry funds advised by NGP. As of June 30, 2014, our Real Assets segment had approximately $43 billion in AUM and approximately $28 billion in Fee-earning AUM.

•	Solutions — Our Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 99 fund of funds vehicles. On July 1, 2011, we acquired a 60% interest in AlpInvest; on August 1, 2013 we acquired the remaining 40% equity interest in AlpInvest. On November 1, 2013, we acquired Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), one of the largest managers of indirect investments in global real estate, which manages 26 fund of funds vehicles. Additionally, on February 3, 2014, we acquired Diversified Global Asset Management Corporation (“DGAM”), a global manager of fund of hedge funds vehicles, which manages 14 fund of funds vehicles. As of June 30, 2014, our Solutions segment had approximately $57 billion in AUM and approximately $39 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. Refer to Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds

The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, NGP management fee funds, and the NGP carry funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of June 30, 2014. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds and fund of hedge funds vehicles, which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity		
Buyout Carry Funds		
Carlyle Partners (U.S.)		
CP VI	$13.0 bn	2013
CP V	$13.7 bn	2007
CP IV	$7.9 bn	2005
CP III	$3.9 bn	2000
CP II	$1.3 bn	1994
Global Financial Services Partners		
CGFSP II	$1.0 bn	2011
CGFSP I	$1.1 bn	2008
Carlyle Europe Partners		
CEP IV	€1.1 bn	2013
CEP III	€5.3 bn	2006
CEP II	€1.8 bn	2003
Carlyle Asia Partners		
CAP IV	$3.1 bn	2012
CBPF	RMB 2.2bn	2010
CAP III	$2.6 bn	2008
CAP II	$1.8 bn	2006
CAP I	$750 mm	1999
Carlyle Japan Partners		
CJP III	¥50.2 bn	2013
CJP II	¥165.6 bn	2006
CJP I	¥50.0 bn	2001
Carlyle Mexico Partners		
Mexico	$134 mm	2005
Carlyle MENA Partners		
MENA I	$471 mm	2007
Carlyle South American Buyout Fund		
CSABF I	$776 mm	2009
Carlyle Sub-Saharan Africa Fund		
CSSAF I	$698 mm	2012
Carlyle Peru Fund		
CPF I	$308 mm	2012
Growth Carry Funds		
Carlyle U.S. Venture/Growth Partners		
CEOF I	$1.1 bn	2011
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001
Carlyle Europe Technology Partners		
CETP III	€232 mm	2014
CETP II	€522 mm	2007
CETP I	€222 mm	2005
Carlyle Asia Venture/Growth Partners		
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland		
CCI	€292 mm	2012

Global Market Strategies		
Structured Credit Funds		
Cash CLO Funds		
U.S.	$13.2 bn	1999-2014
Europe	€6.9 bn	2005-2014
Middle Market CLO		
U.S.	$1.2 bn	2011
Global Market Strategies Carry Funds		
Carlyle Mezzanine Partners (Corporate Mezzanine)		
CMP II	$553 mm	2008
CMP I	$436 mm	2004
Carlyle Strategic Partners (Distressed)		
CSP III	$703 mm	2011
CSP II	$1.4 bn	2007
CSP I	$211 mm	2004
Carlyle Energy Mezzanine Opportunities Fund		
CEMOF I	$1.4 bn	2010
Hedge Funds and Other Vehicles[1]		
Long/Short Credit		
Claren Road Opportunities Fund	$2.7 bn	2008
Claren Road Master Fund	$5.7 bn	2006
Emerging Markets Strategies		
Cross Border Equity Master Fund	$3.8 bn	2002
Emerging Sovereign Group - Various	$1.8 bn	2002
Commodities		
Vermillion - Various	$1.4 bn	2005-2014
Business Development Companies[1]		
Carlyle GMS Finance, Inc.	$456 mm	2013
NF Investment Corp	$109 mm	2013

Real Assets		
Real Estate Carry Funds		
Carlyle Realty Partners (U.S.)		
CRP VII	$1.5 bn	2014
CRP VI	$2.3 bn	2010
CRP V	$3.0 bn	2006
CRP IV	$950 mm	2004
CRP III	$564 mm	2000
Carlyle Europe Real Estate Partners		
CEREP III	€2.2 bn	2007
CEREP II	€763 mm	2005
CEREP I	€427 mm	2002
Carlyle Asia Real Estate Partners		
CAREP II	$486 mm	2008
Carlyle Realty Credit Partners (U.S.)		
CRCP I	$197 mm	2011
Infrastructure Carry Fund		
Carlyle Infrastructure Partners		
CIP I	$1.1 bn	2006
Natural Resources Carry Funds		
Energy and Power		
CPOCP	$355 mm	2013
CIEP	$1.8 bn	2013
CPP II	$230 mm	2014
Carlyle/Riverstone Energy Carry Funds		
Carlyle/Riverstone Global Energy		
Energy IV	$6.0 bn	2007
Energy III	$3.8 bn	2005
Energy II	$1.1 bn	2002
Carlyle/Riverstone Renewable Energy		
Renew II	$3.4 bn	2008
Renew I	$685 mm	2005
NGP Energy Funds		
NGP Management Fee Funds		
NGP X	$3.6 bn	2012
Various[1]	$8.1 bn	2004-2007
NGP Carry Funds		
NGP Agribusiness	$402 mm	2013
NGP XI	$1.2 bn	2014

Solutions		
AlpInvest		
Fund of Private Equity Funds		
42 vehicles	€39.0 bn	2000-2014
Secondary Investments		
29 vehicles	€9.8 bn	2000-2014
Co-Investments		
28 vehicles	€11.1 bn	2000-2014
Metropolitan Real Estate		
Real Estate Fund of Funds		
26 vehicles	$2.7 bn	2003-2014
Diversified Global Asset Management[1]		
Fund of Hedge Funds		
14 vehicles	$3.1 bn	2004-2013

Note: All funds are closed-end and amounts shown represent total capital commitments as of June 30, 2014, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)	Open-ended hedge funds and other pooled vehicles. Amounts represent AUM across all products as of June 30, 2014.
(2)	Amounts represent gross assets as of June 30, 2014.
(3)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

Risk asset prices again strengthened during the second quarter of 2014, bringing valuation ratios above historic averages. Between March 31, 2014 and mid-July 2014, the S&P 500 rose 5.7% to set a new record high. During the same period, stock markets in other advanced economies rose by 4.1%, on average, as measured by the MSCI World Index. During the second quarter, emerging markets also continued their rebound from the first quarter of 2014, with the MSCI World up 6.9% and credit spreads on emerging market corporate debt falling to 5.5% by mid-July 2014. Domestic financing conditions remained robust in the second quarter, with average spreads on speculative grade corporate credit remaining close to cyclical lows. The Federal Reserve Open Market Committee (“FOMC”) continued to “taper” asset purchases during the second quarter and announced that it would reduce the pace of monthly purchases to $35 billion per month starting in July 2014. FOMC also signaled in its June 2014 meeting minutes, which it released in July 2014, that it anticipates phasing out asset purchases entirely in October 2014 and signaled in Congressional testimony in July 2014 that the first increase in the federal funds interest rate is likely to occur in the second quarter of 2015 or earlier if the labor market improves at a faster rate than expected. Despite the signaling of the anticipated further tapering of asset purchases and potential increase in policy rates, the 10 year Treasury yield declined by 20 basis points to end the second quarter at 2.5%, which reflects a decrease of 50 basis points from the beginning of January 2014.

Strong financial market performance occurred during the quarter despite the release of worse-than-expected U.S. economic data. In June 2014, the U.S. Commerce Department announced that it estimated that the U.S. economy contracted at a 2.9% annual rate in the first quarter of 2014, which was substantially worse than the original estimate of 0.1% growth. This news was mitigated by strong growth in U.S. industrial production and payroll employment during the second quarter, as well as survey data from Bloomberg announced in June 2014, which suggested that professional forecasters expected U.S. GDP to accelerate in the second half of 2014. However, the large decline in first quarter U.S. GDP growth caused the International Monetary Fund, in July 2014, to cut its estimate for global growth in 2014 to 3.6%, which is down from the 3.7% forecasted for 2014 in January 2014 and the 4.1% forecasted for 2014 in January 2013.

Despite certain unfavorable U.S. economic data that was announced during the second quarter, the continuing strong performance in the financial markets during the second quarter fostered the appreciation of our carry fund portfolio by 5% overall, with a 5% increase in our Corporate Private Equity segment, a 12% increase in our Global Market Strategies segment and a 3% increase in our Real Assets segment. Our public portfolio, which accounted for approximately 26% of our overall carry fund portfolio fair value at June 30, 2014, appreciated by 5% in the second quarter. Given the signals from the FOMC, during the second quarter we continued to take advantage of low rates to finance new investments and refinance existing investments in advance of a potential rate increase. The increase in asset prices, relatively low volatility, and abundant financing continued to create a challenging environment in which to find attractive new investments during the quarter. Despite these challenges, the generally favorable economic environment and the continuing efforts of our investment professionals resulted in increased investment activity during the quarter as we invested $3.4 billion in new and existing investments in our carry funds that met our investment criteria and strategic objectives. We also capitalized on continuing high asset values during the quarter and, as an opportunistic seller, realized proceeds of $6.5 billion in 142 investments and 36 funds during the quarter. While there can be no assurance that these exit and investment trends will continue, we remain focused on maximizing the value of our portfolio for our fund investors and our business.

Recent Transactions

In July 2014, we exercised our option to acquire additional interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles us to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The exercise price for this option was approximately $61.3 million. We additionally acquired certain general partner investments in this fund, for which we paid $16.6 million.

In July 2014, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on August 11, 2014, payable on August 22, 2014.

Consolidation of Certain Carlyle Funds and Variable Interest Entities

Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 16% of our AUM as of June 30, 2014; 13% and 14% of our fund management fees for the three months and six months ended June 30, 2014, respectively; and approximately 3% of our performance fees for the three months and six months ended June 30, 2014.

We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of June 30, 2014, our consolidated CLOs held approximately $18 billion of total assets and comprised 59% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of June 30, 2014, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 23% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of June 30, 2014 relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of June 30, 2014, our unaudited condensed consolidated financial statements included approximately $254 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.

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

Fund Management Fees. Fund management fees include (i) management fees and (ii) transaction and portfolio advisory fees. Management fees are fees we earn for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’

remaining capital invested in our investment funds at cost or at the lower of cost or aggregate remaining fair value, (c) gross assets, excluding cash and cash equivalents, (d) for the private equity and real estate fund of funds vehicles following the expiration of the commitment period or weighted-average investment period of such vehicles, the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments, (e) the total par amount of assets for our CLOs and other structured products, or (f) the net asset value (“NAV”) of certain of our investment funds, as described in our unaudited condensed consolidated financial statements. Additionally, management fees include “catch-up management fees”, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date.

Management fees for funds in our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% of contributions for unrealized investments. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January and July, which are the semiannual due dates for management fees. The management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge funds vehicles generally range 0.2% to 1.5% of NAV. Management fees for our Solutions segment are generally due quarterly and recognized over the related quarter. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs and other structured products typically range from 0.15% to 1.00% on the total par amount of assets or the aggregate principal amount of the notes in the fund and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs/structured products and credit opportunities funds are governed by indentures and collateral management agreements. With respect to Claren Road, ESG, and Vermillion, we retain a specified percentage of the management fees of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2013, we retained 60% of the management fees of AlpInvest based on our 60% equity interest in AlpInvest. During the third quarter of 2013, we acquired the remaining 40% equity interest in AlpInvest, and therefore we are entitled to 100% of the management fees of AlpInvest subsequent to that acquisition. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of June 30, 2014, were approximately 13% and 14% of total management fees recognized during the three months and six months ended June 30, 2014, respectively. Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $9.2 billion of Fee-earning AUM as of June 30, 2014, were approximately 13% and 16% of total management fees recognized during the three months and six months ended June 30, 2013, respectively. No other fund generated over 10% of total management fees in the periods presented.

Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally approximate 80% of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase relative to historical levels.

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

Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). In certain instances, carried interest associated with the fund of funds vehicles is subject to entity level income taxes in the Netherlands.

Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”

Performance fees from Carlyle Europe Partners III, L.P. (“CEP III”), our third Europe buyout fund, CP V, and Carlyle Asia Partners II, L.P., our second Asia buyout fund, (with total AUM of approximately $7.5 billion, $15.8 billion, and $1.3 billion, respectively, as of June 30, 2014) were $179.0 million, $90.3 million, and $(57.5) million, respectively, for the three months ended June 30, 2014. Additionally, performance fees from AlpInvest’s Main Fund III-Coinvestments (2006) and Main Fund III-Secondary Investments (2006) fund of funds vehicles (with total AUM of approximately $3.7 billion as of June 30, 2014) together represented $83.4 million of performance fees for the three months ended June 30, 2014. Performance fees from CEP III and CP V were $343.0 million and $339.4 million, respectively, for the six months ended June 30, 2014. No other fund generated over 10% of performance fees during those periods.

Performance fees from CP V and Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, were $186.3 million and $27.2 million, respectively, for the three months ended June 30, 2013. Performance fees from CP V and CP IV were $345.9 million and $206.1 million, respectively, for the six months ended June 30, 2013. No other fund generated over 10% of performance fees during those periods.

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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2014 and 2013, the reversals of performance fees were $77.9 million and $74.3 million, respectively. For the six months ended June 30, 2014 and 2013, the reversals of performance fees were $123.4 million and $18.4 million, respectively.

As of June 30, 2014, accrued performance fees and accrued giveback obligations were approximately $3.8 billion and $32.3 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2014 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.

In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at June 30, 2014, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.1 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2014 (amounts in millions):

	As of June 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results

Level I	$10,613	$8,199	$6,772	$527	$26,111
Level II	615	3,130	1,081	1,180	6,006
Level III	29,383	21,498	23,995	35,621	110,497

Total Fair Value	40,611	32,827	31,848	37,328	142,614
Other Net Asset Value	587	3,994	(862)	98	3,817

Total AUM, Excluding Available Capital Commitments	41,198	36,821	30,986	37,426	146,431
Available Capital Commitments	23,284	1,418	12,310	19,302	56,314

Total AUM	$64,482	$38,239	$43,296	$56,728	$202,745

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

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of individuals with previous valuation experience reporting to our chief financial officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in U.S. GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees which are comprised of the respective fund head, segment head, chief financial and chief accounting officers, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, chief operating officer, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and is observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.

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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that is expected to continue in the future as we increase the use of deferred restricted common units. For example, in February 2014, we granted approximately 5.6 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $172 million; these awards vest over a period up to six years. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2014, our U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2007 to 2013. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

Non-GAAP Financial Measures

Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which excludes the impact of income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and, accordingly, segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment ENI equals the aggregate of ENI for all segments. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to, and not in lieu of, the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.

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

Fee-earning Assets under Management

Fee-earning assets under management or Fee-earning AUM refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)	for carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and NGP carry funds, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)	for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and NGP carry funds where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

(c)	the amount of aggregate Fee-earning collateral balance at par of our CLOs, as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO and the aggregate principal amount of the notes of our other structured products (see “Fee-earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

(d)	the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic fund of hedge funds vehicles and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

(e)	the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds; and

(f)	for AlpInvest fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2014	2013
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$42,075	$34,834
Fee-earning AUM based on invested capital (2)	42,957	44,531
Fee-earning AUM based on collateral balances, at par (3)	17,789	16,858
Fee-earning AUM based on net asset value (4)	17,278	13,063
Fee-earning AUM based on lower of cost or fair value and other (5)	25,550	22,738

Balance, End of Period	$145,649	$132,024

(1)	Reflects limited partner capital commitments where the investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Solutions funds.
(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.
(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds and fund of hedge funds vehicles.
(5)	Includes funds with fees based on gross asset value.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$142,088	$122,904	$139,949	$123,121
Acquisitions	—	—	2,894	—
Inflows, including Commitments (1)	7,843	14,883	9,784	16,877
Outflows, including Distributions (2)	(5,234)	(7,233)	(8,972)	(9,032)
Subscriptions, net of Redemptions (3)	325	812	400	756
Changes in CLO collateral balances (4)	614	508	1,333	804
Market Appreciation/(Depreciation) (5)	249	225	500	970
Foreign Exchange and other (6)	(236)	(75)	(239)	(1,472)

Balance, End of Period	$145,649	$132,024	$145,649	$132,024

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, NGP carry funds and fund of funds vehicles outside the investment period, weighted-average investment period, or commitment fee period and capital invested in our business development companies.
(2)	Outflows represent limited partner distributions from our carry funds, NGP management fee funds, NGP carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period, or commitment fee period has expired and distributions from our business development companies.
(3)	Represents the net result of subscriptions to and redemptions from our hedge funds and fund of hedge funds vehicles.
(4)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and fund of hedge funds vehicles, and realized and unrealized gains (losses) on portfolio investments in our carry funds and fund of funds vehicles based on the lower of cost or fair value.
(6)	Includes onboarding of fully committed existing funds from another manager and represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented by segment.

Assets under Management

Assets under management or AUM refers to the assets we manage or advise. Our AUM equals the sum of the following:

(a)	the fair value of the capital invested in our carry funds, co-investment vehicles, NGP management fee funds, the NGP carry funds, and fund of funds vehicles plus the capital that we are entitled to call from investors in those funds and vehicles (including our commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

(b)	the amount of aggregate collateral balance and principal cash at par or aggregate principal amount of the notes of our CLOs and other structured products (inclusive of all positions);

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and the NGP carry funds. In addition, our Solutions segment includes certain assets under consulting relationships. Fee-earning AUM and AUM only include those assets which earn a material fee.

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

Available Capital

Available capital, commonly known as “dry powder,” for our carry funds, fund of funds vehicles, NGP management fee funds, and NGP carry funds refer to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$56,276	$142,669	$198,945	$52,018	$136,792	$188,810
Acquisitions	—	—	—	—	2,993	2,993
Commitments (1)	5,366	—	5,366	11,479	—	11,479
Capital Called, net (2)	(6,174)	6,190	16	(8,523)	8,711	188
Distributions (3)	932	(11,107)	(10,175)	1,400	(18,183)	(16,783)
Subscriptions, net of Redemptions (4)	—	318	318	—	463	463
Changes in CLO collateral balances (5)	—	914	914	—	1,458	1,458
Market Appreciation/(Depreciation) (6)	—	7,467	7,467	—	14,142	14,142
Foreign Exchange and other (7)	(86)	(20)	(106)	(60)	55	(5)

Balance, End of Period	$56,314	$146,431	$202,745	$56,314	$146,431	$202,745

(1)	Represents capital raised by our carry funds, NGP management fee funds, NGP carry funds, and fund of funds vehicles, net of expired available capital.
(2)	Represents capital called by our carry funds, NGP management fee funds, NGP carry funds, and fund of funds vehicles, net of fund fees and expenses and investments in our business development companies. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds. NGP management fee funds, NGP carry funds, and fund of funds vehicles, net of amounts recycled and distributions from our business development companies. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and fund of hedge funds vehicles
(5)	Represents the change in the aggregate collateral balance and principal cash and principal notes at par of the CLOs/structured products.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds and fund of hedge funds vehicles.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2014 and June 30, 2013. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed six new CLOs throughout 2013 and four new CLOs in the first six months of 2014 and have consolidated those CLOs beginning on their respective closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented. In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$317.3	$242.2	$577.6	$473.6
Performance fees
Realized	415.6	203.2	667.0	456.0
Unrealized	126.8	55.9	495.9	445.5

Total performance fees	542.4	259.1	1,162.9	901.5
Investment income (loss)
Realized	29.9	12.7	29.9	8.5
Unrealized	(6.2)	(1.7)	(0.1)	2.9

Total investment income (loss)	23.7	11.0	29.8	11.4
Interest and other income	3.7	4.1	7.5	6.5
Interest and other income of Consolidated Funds	243.7	252.9	494.4	521.3
Revenue of a consolidated real estate VIE	8.0	—	14.0	—

Total revenues	1,138.8	769.3	2,286.2	1,914.3

Expenses
Compensation and benefits
Base compensation	220.5	173.6	425.1	352.1
Equity-based compensation	109.0	126.0	183.2	178.3
Performance fee related
Realized	181.2	78.1	289.9	186.8
Unrealized	109.0	66.0	330.6	261.0

Total compensation and benefits	619.7	443.7	1,228.8	978.2
General, administrative and other expenses	118.7	120.3	253.0	231.7
Interest	14.5	11.6	26.7	22.1
Interest and other expenses of Consolidated Funds	252.3	201.7	516.3	451.8
Interest and other expenses of a consolidated real estate VIE	42.0	—	91.2	—
Other non-operating (income) expenses	(4.6)	(3.3)	25.6	(5.7)

Total expenses	1,042.6	774.0	2,141.6	1,678.1

Other income
Net investment gains of Consolidated Funds	445.0	290.6	869.0	502.1

Income before provision for income taxes	541.2	285.9	1,013.6	738.3
Provision for income taxes	53.8	16.6	69.8	41.5

Net income	487.4	269.3	943.8	696.8
Net income attributable to non-controlling interests in consolidated entities	369.7	300.0	694.2	468.0

Net income (loss) attributable to Carlyle Holdings	117.7	(30.7)	249.6	228.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	98.2	(27.4)	205.5	198.3

Net income (loss) attributable to The Carlyle Group L.P.	$19.5	$(3.3)	$44.1	$30.5

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$0.30	$(0.07)	$0.74	$0.69

Diluted	$0.27	$(0.07)	$0.66	$0.61

Weighted-average common units
Basic	65,138,793	45,145,793	58,855,013	44,249,510

Diluted	70,677,702	45,145,793	65,170,359	49,881,397

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Total revenues were $1,138.8 million for the three months ended June 30, 2014, an increase of 48% over total revenues for the three months ended June 30, 2013 of $769.3 million. The increase in revenues was primarily attributable to an increase in performance fees of $283.3 million and an increase in fund management fees of $75.1 million for the three months ended June 30, 2014 as compared to 2013.

Fund Management Fees. Fund management fees increased $75.1 million, or 31%, to $317.3 million for the three months ended June 30, 2014 as compared to 2013. In addition, fund management fees from consolidated funds increased $2.1 million for the three months ended June 30, 2014 as compared to 2013. These fees are eliminated upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $73.0 million of incremental management fees from the commencement of the investment period during 2013 and 2014 for certain newly raised funds and “catch-up” management fees from subsequent closes of funds that are in the fundraising period, approximately $11.3 million of increased management fees from greater assets under management in ESG, Claren Road, and AlpInvest, and approximately $9.8 million of additional management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Offsetting those increases were decreases in management fees of approximately $35.1 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, and approximately $4.6 million in decreased management fees from lower assets under management in Vermillion.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $33.2 million and $12.5 million for the three months ended June 30, 2014 and 2013, respectively. The $20.7 million increase in transaction and portfolio advisory fees resulted primarily from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2013.

Performance Fees. Performance fees for the three months ended June 30, 2014 were $542.4 million compared to $259.1 million for the three months ended June 30, 2013. In addition, performance fees from consolidated funds increased $0.9 million for the three months ended June 30, 2014 as compared to 2013. These fees eliminate upon consolidation. The performance fees recorded in the three months ended June 30, 2014 and 2013 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 5% and 3% in total remaining value during the three months ended June 30, 2014 and 2013, respectively. The increase in the fair value of the investments was driven primarily by asset performance and operating projections as well as increases in market comparables. Additionally, the investments in the AlpInvest fund of funds vehicles appreciated by 7% during the three months ended June 30, 2014. In comparison, the MSCI All Country World Index increased 4.1% during the three months ended June 30, 2014. Risk asset prices again strengthened during the second quarter of 2014, bringing valuation ratios above historic averages. Between March 31, 2014 and mid-July 2014, the S&P 500 rose 5.7% to set a new record high. Strong financial market performance occurred during the quarter despite the release of worse-than-expected U.S. economic data. The U.S. Commerce Department estimates that the U.S. economy contracted at a 2.9% annual rate in the first quarter of 2014, substantially worse than the original estimate of 0.1% growth. Despite certain unfavorable U.S. economic data, the continuing strong performance in the financial markets fostered the appreciation of our carry fund portfolio.

Approximately $311.5 million and $186.2 million of performance fees for the three months ended June 30, 2014 and 2013, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended June 30, 2014 and 2013 were $44.9 million and $48.7 million for the Global Market Strategies segment, $60.1 million and $(13.9) million for the Real Assets segment, and $125.9 million and $38.1 million for the Solutions segment, respectively. Further, approximately $269.3 million of our performance fees for the three months ended June 30, 2014 were related to CP V and CEP III, while $213.5 million of our performance fees for the three months ended June 30, 2013 were related to CP V and CP IV. See “— Key Financial Measures — Revenues — Performance Fees” for information on the allocation of performance fees derived from the AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.

Investment Income. Investment income of $23.7 million for the three months ended June 30, 2014 increased $12.7 million over investment income of $11.0 million for the three months ended June 30, 2013. The increase relates primarily to an investment gain of $22.5 million associated with the sale of a European real estate investment during the three months ended June 30, 2014, partially offset by increases to investment losses on other European real estate investments of $8.5 million. In addition, investment losses from Consolidated Funds increased $1.7 million for the three months ended June 30, 2014 as compared to 2013. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income decreased $0.4 million to $3.7 million for the three months ended June 30, 2014, as compared to $4.1 million for 2013.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $243.7 million for the three months ended June 30, 2014, a decrease of $9.2 million from $252.9 million for the three months ended June 30, 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease during these periods is due primarily to lower interest and dividend income recognized by the consolidated fund of funds vehicles in 2014 as compared to 2013. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $8.0 million for the three months ended June 30, 2014. This balance reflects revenue earned for land development services of approximately $5.2 million and investment income earned on Urbplan’s investments of approximately $2.8 million. The Partnership began consolidating Urbplan on September 30, 2013.

Expenses

Expenses were $1,042.6 million for the three months ended June 30, 2014, an increase of $268.6 million from $774.0 million for the three months ended June 30, 2013. The increase primarily is due to increases in total compensation and benefits, interest and other expenses of consolidated funds, and interest and other expenses of a consolidated real estate VIE, which increased $176.0 million, $50.6 million, and $42.0 million, respectively.

Total compensation and benefits for the three months ended June 30, 2014 increased $176.0 million, or 40%, from $443.7 million for the three months ended June 30, 2013 to $619.7 million for the three months ended June 30, 2014. The increase in total compensation and benefits reflects an increase in performance fee related compensation expense of $146.1 million and an increase in base compensation expense of $46.9 million, partially offset by a decrease in equity-based compensation expense of $17.0 million.

Compensation and Benefits. Base compensation and benefits increased $46.9 million, or 27%, for the three months ended June 30, 2014 as compared to 2013, which primarily relates to increased headcount, promotions, and estimated bonuses, as well as $11.4 million of increased expense associated with employment-related contingent consideration arrangements from acquisitions. Also contributing to the increase was incremental compensation from the addition of professionals associated with the Partnership’s acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively.

Equity-based compensation decreased $17.0 million for the three months ended June 30, 2014 as compared to 2013. The decrease in equity-based compensation is due primarily to lower expense in 2014 as compared to 2013 related to the expense recognized on vesting for the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested during the period. During the second quarter of 2013, the estimated forfeiture rate was revised to 2.5% from 7.5%, and the lower estimated forfeiture rate was applied prospectively from that period. This decrease was partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014.

Performance fee related compensation expense increased $146.1 million for the three months ended June 30, 2014 as compared to 2013. Performance fee related compensation as a percentage of performance fees was 54% and 56% for the three months ended June 30, 2014 and 2013, respectively.

General, Administrative and Other Expenses. General, administrative and other expenses decreased $1.6 million for the three months ended June 30, 2014 as compared to 2013. This decrease was driven primarily by a $7.6 million decrease in expense associated with external fundraising costs, partially offset by negative variances related to foreign currency adjustments.

Interest. Interest expense for the three months ended June 30, 2014 was $14.5 million, an increase of $2.9 million from 2013. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $50.6 million for the three months ended June 30, 2014 as compared to 2013. This increase relates primarily to the six new CLOs formed throughout 2013 and the four new CLOs formed in 2014. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $42.0 million for the three months ended June 30, 2014. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense inclusive of the fair value adjustment on Urbplan loans ($26.6 million), costs associated with land development services ($2.8 million), general and administrative expenses ($9.5 million), and compensation and benefits ($3.1 million). The Partnership began consolidating Urbplan on September 30, 2013.

Other Non-operating (Income) Expense. Other non-operating income of $4.6 million for the three months ended June 30, 2014 compares to other non-operating income of $3.3 million for the three months ended June 30, 2013. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During the three months ended June 30, 2014, the overall estimated fair value of the contingent consideration associated with the Partnership’s acquisitions decreased; the overall decrease was due primarily to updated assumptions in the probability-weighted discounted cash flow models used to estimate the fair value.

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

Net Investment Gains of Consolidated Funds

For the three months ended June 30, 2014, net investment gains of Consolidated Funds were $445.0 million, as compared to gains of $290.6 million for the three months ended June 30, 2013. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Realized gains	$213.9	$216.6
Net change in unrealized gains	279.1	326.7

Total gains	493.0	543.3
Losses on liabilities of CLOs	(48.0)	(253.5)
Gains (losses) on other assets of CLOs	—	0.8

Total	$445.0	$290.6

The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the three months ended June 30, 2014 and 2013 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $499.2 million and $396.2 million, respectively, net investment gains attributable to the consolidated hedge funds and other consolidated funds of $20.5 million and $49.3 million, respectively, and the net depreciation of CLOs of $74.7 million and $154.9 million, respectively.

Net Income Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $369.7 million for the three months ended June 30, 2014 compared to $300.0 million for the three months ended June 30, 2013. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the three months ended June 30, 2014, the net income of our Consolidated Funds was approximately $370.0 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles and the consolidated CLOs. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $469.5 million for the three months ended June 30, 2014. The net income was partially offset by net losses from the consolidated CLOs of $93.4 million for the three months ended June 30, 2014. The CLOs’ investments depreciated in value and the fair value of the CLOs’ liabilities appreciated, thereby creating a net loss for this period.

The net income of our Consolidated Funds was approximately $280.8 million for the three months ended June 30, 2013. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, our consolidated hedge funds, and the consolidated CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $390.7 million and $31.4 million, respectively, for the three months ended June 30, 2013. The net income was partially offset by net losses from the consolidated CLOs of $133.8 million for the three months ended June 30, 2013.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $19.5 million for the three months ended June 30, 2014 as compared to the net loss attributable to the Partnership of $3.3 million for the three months ended June 30, 2013.

The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 21% and 15% as of June 30, 2014 and 2013, respectively). For the three months ended June 30, 2014 and 2013, the net income (loss) attributable to Carlyle Holdings was $117.7 million and $(30.7) million, respectively. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $(7.1) million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Total revenues were $2,286.2 million for the six months ended June 30, 2014, an increase of 19% over total revenues for the six months ended June 30, 2013 of $1,914.3 million. The increase in revenues was primarily attributable to an increase in performance fees of $261.4 million and fund management fees of $104.0 million for the six months ended June 30, 2014 as compared to 2013.

Fund Management Fees. Fund management fees increased $104.0 million, or 22%, to $577.6 million for the six months ended June 30, 2014 as compared to 2013. In addition, fund management fees from consolidated funds increased $4.7 million for the six months ended June 30, 2014 as compared to 2013. These fees are eliminated upon consolidation of these funds.

The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $142.6 million of incremental management fees from the commencement of the investment period during 2013 and 2014 for certain newly raised funds and “catch-up” management fees from subsequent closes of funds that are in the fundraising period, approximately $28.8 million of increased management fees from greater assets under management in ESG, Claren Road, and AlpInvest, and approximately $18.1 million of additional management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Offsetting those increases were decreases in management fees of approximately $78.6 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $11.1 million in decreased management fees from lower assets under management in Vermillion, and approximately $7.4 million in decreased management fees resulting from the liquidation of certain CLOs during 2013.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $40.2 million and $27.5 million for the six months ended June 30, 2014 and 2013, respectively. The $12.7 million decrease in transaction and portfolio advisory fees resulted from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2013.

Performance Fees. Performance fees for the six months ended June 30, 2014 were $1,162.9 million compared to $901.5 million for the six months ended June 30, 2013. In addition, performance fees from consolidated funds decreased $12.3 million for the six months ended June 30, 2014 as compared to 2013. The performance fees from consolidated funds eliminate upon consolidation. The increased performance fees recorded in the six months ended June 30, 2014 and 2013 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 11% and 9% in total remaining value during the six months ended June 30, 2014 and 2013, respectively. The increase in the fair value of the investments was driven primarily by asset performance and operating projections as well as increases in market comparables. Additionally, the investments in the AlpInvest fund of funds vehicles appreciated by 14% during the six months ended June 30, 2014. In comparison, the MSCI All Country World Index increased 4% during the three months ended June 30, 2014. Risk asset prices again strengthened during the second quarter of 2014, bringing valuation ratios above historic averages. Between March 31, 2014 and mid-July 2014, the S&P 500 rose 5.7% to set a new record high. Strong financial market performance occurred during the quarter despite the release of worse-than-expected U.S. economic data. The U.S. Commerce Department estimates that the U.S. economy contracted at a 2.9% annual rate in the first quarter of 2014, substantially worse than the original estimate of 0.1% growth. Despite certain unfavorable U.S. economic data, the continuing strong performance in the financial markets fostered the appreciation of our carry fund portfolio.

Approximately $764.7 million and $620.9 million of performance fees for the six months ended June 30, 2014 and 2013, respectively, were generated by our Corporate Private Equity segment. Performance fees for the six months ended June 30, 2014 and 2013 were $111.0 million and $157.2 million for the Global Market Strategies segment, $76.9 million and $49.1 million for the Real Assets segment, and $210.3 million and $74.3 million for the Solutions segment, respectively. Further, approximately $682.4 million of our performance fees for the six months ended June 30, 2014 were related to CP V and CEP III, while $552.0 million of our performance fees for the six months ended June 30, 2013 were related to CP V and CP IV. See “— Key Financial Measures — Revenues — Performance Fees” for information on the allocation of performance fees derived from the AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.

Investment Income. Investment income of $29.8 million for the six months ended June 30, 2014 increased $18.4 million over investment income of $11.4 million for the six months ended June 30, 2013. The increase relates primarily to an investment gain of $22.5 million associated with the sale of a European real estate investment during the six months ended June 30, 2014 and $7.2 million of increased investment gains on investments in certain Europe buyout funds, partially offset by increases to investment losses on certain other European real estate investments of $12.9 million. In addition, investment losses from Consolidated Funds increased $0.8 million for the six months ended June 30, 2014 as compared to 2013. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income increased $1.0 million to $7.5 million for the six months ended June 30, 2014, as compared to $6.5 million for 2013.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $494.4 million for the six months ended June 30, 2014, a decrease of $26.9 million from $521.3 million for the six months ended June 30, 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease during these periods is due primarily to lower interest income recognized by the consolidated fund of funds vehicles in 2014 as compared to 2013. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $14.0 million for the six months ended June 30, 2014. This balance reflects revenue earned for land development services of approximately $9.8 million and investment income earned on Urbplan’s investments of approximately $4.2 million. The Partnership began consolidating Urbplan on September 30, 2013.

Expenses

Expenses were $2,141.6 million for the six months ended June 30, 2014, an increase of $463.5 million from $1,678.1 million for the six months ended June 30, 2013. The increase primarily is due to increases in total compensation and benefits, interest and other expenses of a consolidated real estate VIE, and interest and other expenses of consolidated funds, which increased $250.6 million, $91.2 million, and $64.5 million, respectively.

Total compensation and benefits for the six months ended June 30, 2014 increased $250.6 million, or 26%, from $978.2 million for the six months ended June 30, 2013 to $1,228.8 million for the six months ended June 30, 2014. The increase in total compensation and benefits reflects an increase in performance fee related compensation expense of $172.7 million, an increase in base compensation expense of $73.0 million, and an increase in equity-based compensation expense of $4.9 million.

Compensation and Benefits. Base compensation and benefits increased $73.0 million, or 21%, for the six months ended June 30, 2014 as compared to 2013, which primarily relates to increased headcount, promotions, and estimated bonuses, as well as $13.8 million of increased expense associated with employment-related contingent consideration arrangements entered into in connection with acquisitions. Also, compensation associated with fundraising efforts increased from 2013 to 2014 due to on-going fundraising for several of our buyout and growth funds, our latest U.S. real estate fund, our international energy fund, and our business development companies. Additionally, the increase was due to incremental compensation from the addition of professionals associated with the Partnership’s acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively.

Equity-based compensation increased $4.9 million for the six months ended June 30, 2014 as compared to 2013. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014. The increase was partially offset by lower expense in 2014 as compared to 2013 related to the expense recognized on vesting for the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested during the period.

Performance fee related compensation expense increased $172.7 million for the six months ended June 30, 2014 as compared to 2013. Performance fee related compensation as a percentage of performance fees was 53% and 50% for the six months ended June 30, 2014 and 2013, respectively. The increase in the percentage of performance fee related compensation expense from 2013 to 2014 was due primarily to increases in performance fees generated by our private equity fund of funds vehicles in 2014 as compared to 2013 (which have a higher percentage of performance fee related compensation as compared to other carry funds).

General, Administrative and Other Expenses. General, administrative and other expenses increased $21.3 million for the six months ended June 30, 2014 as compared to 2013. This increase was driven primarily by an impairment loss during 2014 of $24.6 million to reduce the carrying value of certain intangible assets to their estimated fair value, and negative variances related to foreign currency adjustments. These increases were partially offset by a $7.0 million decrease in expense associated with external fundraising costs.

Interest. Interest expense for the six months ended June 30, 2014 was $26.7 million, an increase of $4.6 million from 2013. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively. The increase in interest expense from 2013 to 2014 was partially offset by $1.9 million of expense recorded in 2013 related to deferred financing costs expensed upon the early extinguishment of debt.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $64.5 million for the six months ended June 30, 2014 as compared to 2013. This increase relates primarily to the six new CLOs formed throughout 2013 and the four new CLOs formed in 2014. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $91.2 million for the six months ended June 30, 2014. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense inclusive of the fair value adjustment on Urbplan loans ($48.0 million), costs associated with land development services ($16.5 million), general and administrative expenses ($21.2 million), and compensation and benefits ($5.5 million). The Partnership began consolidating Urbplan on September 30, 2013.

Other Non-operating (Income) Expense. Other non-operating expense of $25.6 million for the six months ended June 30, 2014 compares to other non-operating income of $5.7 million for the six months ended June 30, 2013. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During the six months ended June 30, 2014, the overall estimated fair value of the contingent consideration associated with the Partnership’s acquisitions increased; the overall increase was due primarily to updated assumptions in the probability-weighted discounted cash flow models used to estimate the fair value.

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

During 2013, one of the Partnership’s acquisitions experienced deterioration in performance from its legacy investment strategies, which resulted in a decrease to the estimated fair value of the contingent consideration liability associated with that acquisition (resulting in other non-operating income to the Partnership in the six months ended June 30, 2013). This acquisition has subsequently developed new investment strategies which are expected to generate positive financial results and offset the performance of its legacy investment strategies. Accordingly, in 2014, the estimated fair value of the contingent consideration liability associated with that acquisition has increased (resulting in other non-operating expense to the Partnership in the six months ended June 30, 2014).

Net Investment Gains of Consolidated Funds

For the six months ended June 30, 2014, net investment gains of Consolidated Funds were $869.0 million, as compared to gains of $502.1 million for the six months ended June 30, 2013. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Realized gains	$946.2	$694.5
Net change in unrealized gains	35.7	448.2

Total gains	981.9	1,142.7
Losses on liabilities of CLOs	(113.1)	(640.4)
Gains (losses) on other assets of CLOs	0.2	(0.2)

Total	$869.0	$502.1

The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the six months ended June 30, 2014 and 2013 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $877.7 million and $661.9 million, respectively, net investment gains attributable to the consolidated hedge funds and other consolidated funds of $122.4 million and $271.0 million, respectively, and the net depreciation of CLOs of $131.1 million and $430.8 million, respectively.

Net Income Attributable to Non-controlling Interests in Consolidated Entities

Net income attributable to non-controlling interests in consolidated entities was $694.2 million for the six months ended June 30, 2014 compared to $468.0 million for the six months ended June 30, 2013. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors.

For the six months ended June 30, 2014, the net income of our Consolidated Funds was approximately $707.8 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, the consolidated hedge funds and the consolidated CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $825.8 million and $64.8 million, respectively, for the six months ended June 30, 2014. The net income was partially offset by net losses from the consolidated CLOs of $174.8 million for the six months ended June 30, 2014. The CLOs’ investments depreciated in value and the fair value of the CLOs’ liabilities appreciated, thereby creating a net loss for this period.

The net income of our Consolidated Funds was approximately $428.6 million for the six months ended June 30, 2013. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles, our hedge funds, and the CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the hedge funds was approximately $620.4 million and $207.5 million, respectively, for the six months ended June 30, 2013. The net income was partially offset by net losses from the consolidated CLOs of $391.6 million for the six months ended June 30, 2013.

Net Income Attributable to The Carlyle Group L.P.

The net income attributable to the Partnership was $44.1 million and $30.5 million for the six months ended June 30, 2014 and 2013, respectively. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 21% and 15% as of June 30, 2014 and 2013, respectively). For the six months ended June 30, 2014 and 2013, the net income attributable to Carlyle Holdings was $249.6 million and $228.8 million, respectively. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $(3.3) million and $(3.5) million for the six months ended June 30, 2014 and 2013, respectively.

Non-GAAP Financial Measures

The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2014 and 2013. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effects of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grant issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$317.8	$249.9	$605.6	$490.0
Portfolio advisory fees, net	3.7	5.7	7.5	10.3
Transaction fees, net	29.5	6.8	32.7	17.2

Total fund level fee revenues	351.0	262.4	645.8	517.5
Performance fees
Realized	410.8	192.6	660.2	441.5
Unrealized	138.3	42.1	494.0	384.8

Total performance fees	549.1	234.7	1,154.2	826.3
Investment income (loss)
Realized	11.5	14.6	16.8	5.3
Unrealized	(16.2)	(7.7)	(29.4)	4.6

Total investment income (loss)	(4.7)	6.9	(12.6)	9.9
Interest and other income	4.7	4.0	9.2	6.4

Total revenues	900.1	508.0	1,796.6	1,360.1

Segment Expenses
Compensation and benefits
Direct base compensation	131.2	101.0	257.9	209.0
Indirect base compensation	47.2	35.0	93.3	68.6
Equity-based compensation	19.5	4.2	33.5	6.8
Performance fee related
Realized	178.9	74.8	287.5	182.2
Unrealized	108.5	37.4	298.4	166.9

Total compensation and benefits	485.3	252.4	970.6	633.5
General, administrative, and other indirect expenses	77.0	82.0	148.7	144.3
Depreciation and amortization expense	5.6	6.2	11.0	12.5
Interest expense	14.5	11.6	26.7	20.1

Total expenses	582.4	352.2	1,157.0	810.4

Economic Net Income	$317.7	$155.8	$639.6	$549.7

(-) Net Performance Fees	261.7	122.5	568.3	477.2
(-) Investment Income (Loss)	(4.7)	6.9	(12.6)	9.9
(+) Equity-based Compensation	19.5	4.2	33.5	6.8

(=) Fee Related Earnings	$80.2	$30.6	$117.4	$69.4

(+) Realized Net Performance Fees	231.9	117.8	372.7	259.3
(+) Realized Investment Income	11.5	14.6	16.8	5.3

(=) Distributable Earnings	$323.6	$163.0	$506.9	$334.0

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Income before provision for income taxes	$541.2	$285.9	$1,013.6	$738.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquistions, and strategic investments	91.0	123.1	153.4	175.2
Acquisition related charges and amortization of intangibles	62.0	52.5	142.1	115.0
Other non-operating expenses (income)	(4.6)	(3.3)	25.6	(5.7)
Net income attributable to non-controlling interests in consolidated entities	(369.7)	(300.0)	(694.2)	(468.0)
Other adjustments (1)	(2.2)	(2.4)	(0.9)	(5.1)

Economic Net Income	$317.7	$155.8	$639.6	$549.7

Net performance fees(2)	261.7	122.5	568.3	477.2
Investment income (loss)(2)	(4.7)	6.9	(12.6)	9.9
Equity-based compensation	19.5	4.2	33.5	6.8

Fee Related Earnings	$80.2	$30.6	$117.4	$69.4

Realized performance fees, net of related compensation	231.9	117.8	372.7	259.3
Investment income — realized	11.5	14.6	16.8	5.3

Distributable Earnings	$323.6	$163.0	$506.9	$334.0

(1)	– Other adjustments were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Losses associated with debt refinancing activities	$—	$—	$—	$1.9
Severance and lease terminations	1.6	3.5	2.3	4.0
Provision for income taxes attributable to non-controlling interests in consolidated entities	(0.8)	(5.7)	(1.8)	(11.7)
Other adjustments	(3.0)	(0.2)	(1.4)	0.7

	$(2.2)	$(2.4)	$(0.9)	$(5.1)

(2)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$415.6	$(4.8)	$410.8
Unrealized	126.8	11.5	138.3

Total performance fees	542.4	6.7	549.1
Performance fee related compensation expense
Realized	181.2	(2.3)	178.9
Unrealized	109.0	(0.5)	108.5

Total performance fee related compensation expense	290.2	(2.8)	287.4
Net performance fees
Realized	234.4	(2.5)	231.9
Unrealized	17.8	12.0	29.8

Total net performance fees	$252.2	$9.5	$261.7

Investment income (loss)
Realized	$29.9	$(18.4)	$11.5
Unrealized	(6.2)	(10.0)	(16.2)

Total investment income (loss)	$23.7	$(28.4)	$(4.7)

	Three Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$203.2	$(10.6)	$192.6
Unrealized	55.9	(13.8)	42.1

Total performance fees	259.1	(24.4)	234.7
Performance fee related compensation expense
Realized	78.1	(3.3)	74.8
Unrealized	66.0	(28.6)	37.4

Total performance fee related compensation expense	144.1	(31.9)	112.2
Net performance fees
Realized	125.1	(7.3)	117.8
Unrealized	(10.1)	14.8	4.7

Total net performance fees	$115.0	$7.5	$122.5

Investment income (loss)
Realized	$12.7	$1.9	$14.6
Unrealized	(1.7)	(6.0)	(7.7)

Total investment income (loss)	$11.0	$(4.1)	$6.9

	Six Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$667.0	$(6.8)	$660.2
Unrealized	495.9	(1.9)	494.0

Total performance fees	1,162.9	(8.7)	1,154.2
Performance fee related compensation expense
Realized	289.9	(2.4)	287.5
Unrealized	330.6	(32.2)	298.4

Total performance fee related compensation expense	620.5	(34.6)	585.9
Net performance fees
Realized	377.1	(4.4)	372.7
Unrealized	165.3	30.3	195.6

Total net performance fees	$542.4	$25.9	$568.3

Investment income (loss)
Realized	$29.9	$(13.1)	$16.8
Unrealized	(0.1)	(29.3)	(29.4)

Total investment income (loss)	$29.8	$(42.4)	$(12.6)

	Six Months Ended June 30, 2013
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$456.0	$(14.5)	$441.5
Unrealized	445.5	(60.7)	384.8

Total performance fees	901.5	(75.2)	826.3
Performance fee related compensation expense
Realized	186.8	(4.6)	182.2
Unrealized	261.0	(94.1)	166.9

Total performance fee related compensation expense	447.8	(98.7)	349.1
Net performance fees
Realized	269.2	(9.9)	259.3
Unrealized	184.5	33.4	217.9

Total net performance fees	$453.7	$23.5	$477.2

Investment income (loss)
Realized	$8.5	$(3.2)	$5.3
Unrealized	2.9	1.7	4.6

Total investment income (loss)	$11.4	$(1.5)	$9.9

(3)	Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road, ESG and Vermillion and Carlyle’s 60% economic interest in AlpInvest (for periods prior to August 1, 2013), in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$207.7	$106.4	$466.1	$345.6
Global Market Strategies	44.4	47.1	100.6	151.1
Real Assets	23.0	(10.6)	6.5	31.2
Solutions	42.6	12.9	66.4	21.8

Economic Net Income (Loss)	$317.7	$155.8	$639.6	$549.7

Distributable Earnings
Corporate Private Equity	$262.2	$83.9	$409.9	$197.8
Global Market Strategies	22.4	46.2	44.7	87.4
Real Assets	26.1	25.2	28.1	37.2
Solutions	12.9	7.7	24.2	11.6

Distributable Earnings	$323.6	$163.0	$506.9	$334.0

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$147.2	$108.8	$277.0	$217.1
Portfolio advisory fees, net	3.3	4.9	6.8	9.0
Transaction fees, net	29.4	4.0	32.6	14.4

Total fund level fee revenues	179.9	117.7	316.4	240.5
Performance fees
Realized	387.7	151.4	622.4	363.7
Unrealized	(76.2)	31.2	136.7	238.8

Total performance fees	311.5	182.6	759.1	602.5
Investment income
Realized	2.0	1.7	3.9	3.5
Unrealized	4.0	2.4	9.4	5.2

Total investment income	6.0	4.1	13.3	8.7
Interest and other income	1.8	1.7	4.0	2.7

Total revenues	499.2	306.1	1,092.8	854.4

Segment Expenses
Compensation and benefits
Direct base compensation	62.9	50.0	122.4	105.0
Indirect base compensation	25.5	21.8	47.5	41.8
Equity-based compensation	10.1	2.3	17.2	3.8
Performance fee related
Realized	172.4	65.1	273.7	166.7
Unrealized	(27.8)	8.8	72.7	92.4

Total compensation and benefits	243.1	148.0	533.5	409.7
General, administrative, and other indirect expenses	37.7	41.6	73.1	80.6
Depreciation and amortization expense	2.7	3.4	5.4	6.9
Interest expense	8.0	6.7	14.7	11.6

Total expenses	291.5	199.7	626.7	508.8

Economic Net Income	$207.7	$106.4	$466.1	$345.6

(-) Net Performance Fees	166.9	108.7	412.7	343.4
(-) Investment Income	6.0	4.1	13.3	8.7
(+) Equity-based Compensation	10.1	2.3	17.2	3.8

(=) Fee Related Earnings	$44.9	$(4.1)	$57.3	$(2.7)

(+) Realized Net Performance Fees	215.3	86.3	348.7	197.0
(+) Realized Investment Income	2.0	1.7	3.9	3.5

(=) Distributable Earnings	$262.2	$83.9	$409.9	$197.8

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Total fee revenues were $179.9 million for the three months ended June 30, 2014, representing an increase of $62.2 million, or 53%, from the three months ended June 30, 2013. This increase reflects a $38.4 million increase in fund management fees and a $25.4 million increase in net transaction fees. These increases were partially offset by a decrease in net portfolio advisory fees of $1.6 million. The increase in fund management fees is partially due to $17.9 million of “catch-up” management fees earned in the second quarter of 2014, primarily from subsequent closings of our fourth Asia buyout fund (“CAP IV”) and our second financial services buyout fund (“CGFSP II”). The weighted-average management fee rate on funds in the investment period decreased to 1.42% at June 30, 2014 from 1.44% at June 30, 2013. However, the total weighted-average management fee rate increased from 1.11% at June 30, 2013 to 1.18% at June 30, 2014. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates. Fee-earning AUM as of June 30, 2014 increased by approximately 12% compared to June 30, 2013, primarily related to limited partner commitments raised by CP VI, CAP IV, our fourth Europe buyout fund (“CEP IV”), and CGFSP II. The increase in net transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2013.

Interest and other income was $1.8 million for the three months ended June 30, 2014, an increase from $1.7 million for the three months ended June 30, 2013.

Total compensation and benefits was $243.1 million and $148.0 million for the three months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $144.6 million and $73.9 million, or 46% and 40% of performance fees, for the three months ended June 30, 2014 and 2013, respectively.

Direct and indirect base compensation expense increased $16.6 million for the three months ended June 30, 2014, or 23% more than the three months ended June 30, 2013. The increase is primarily due to incremental compensation costs related to increased headcount, promotions, and estimated bonuses.

Equity-based compensation was $10.1 million for the three months ended June 30, 2014, an increase from $2.3 million for the three months ended June 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses decreased $3.9 million for the three months ended June 30, 2014 as compared to 2013. The decrease is primarily due to lower professional fees of approximately $3.1 million and lower external costs associated with fundraising activities in the second quarter of 2014 as compared to 2013.

Depreciation and amortization expense was $2.7 million for the three months ended June 30, 2014, a decrease from $3.4 million in 2013.

Interest expense increased $1.3 million, or 19%, for the three months ended June 30, 2014 as compared to 2013. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.

Economic Net Income. ENI was $207.7 million for the three months ended June 30, 2014, reflecting a 95% increase as compared to ENI of $106.4 million for the three months ended June 30, 2013. The increase in ENI in the second quarter of 2014 was due to an increase in net performance fees of $58.2 million, a $49.0 million increase in fee related earnings, and an increase in investment income of $1.9 million. These increases were partially offset by an increase in equity-based compensation of $7.8 million.

Fee Related Earnings. Fee related earnings were $44.9 million for the three months ended June 30, 2014, as compared to $(4.1) million for the three months ended June 30, 2013, representing an increase of $49.0 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $62.2 million and a decrease in general, administrative and other indirect expenses of $3.9 million. These increases in fee related earnings were partially offset by an increase in direct and indirect base compensation of $16.6 million.

Performance Fees. Performance fees increased $128.9 million for the three months ended June 30, 2014 as compared to 2013. Performance fees of $311.5 million and $182.6 million are inclusive of performance fees reversed of approximately $59.3 million and $37.3 million during the three months ended June 30, 2014 and 2013, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Buyout funds	$257.1	$184.2
Growth Capital funds	54.4	(1.6)

Performance fees	$311.5	$182.6

The $311.5 million in performance fees for the three months ended June 30, 2014 was driven primarily by performance fees for CEP III, CP V, and our second Asia buyout fund (“CAP II”) of $176.8 million, $90.2 million and $(49.5) million, respectively. The second quarter 2014 and 2013 appreciation in the remaining value of assets for funds in this segment was approximately 5% for each period. Comparatively, the $182.6 million in performance fees for the three months ended June 30, 2013 was driven primarily by performance fees for CP V, CP IV, and CAP II, of $182.8 million, $26.1 million and $(17.0) million, respectively.

During the three months ended June 30, 2014, net performance fees were $166.9 million or 54% of performance fees and $58.2 million more than the net performance fees in the second quarter of 2013.

Investment Income. Investment income for the three months ended June 30, 2014 was $6.0 million compared to $4.1 million in the second quarter of 2013. The increase in investment income from 2013 to 2014 relates primarily to increased investment gains on investments in certain U.S. growth capital and Europe buyout funds.

Distributable Earnings. Distributable earnings increased $178.3 million for the three months ended June 30, 2014 to $262.2 million from $83.9 million for the same period in 2013. This increase primarily reflects an increase in realized net performance fees of $129.0 million and an increase in fee related earnings of $49.0 million.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Total fee revenues were $316.4 million for the six months ended June 30, 2014, representing an increase of $75.9 million, or 32%, from the six months ended June 30, 2013. This increase reflects a $59.9 million increase in fund management fees and a $18.2 million increase in net transaction fees. These increases were partially offset by a decrease in net portfolio advisory fees of $2.2 million. The increase in fund management fees is partially due to $23.5 million of “catch-up” management fees earned in 2014, primarily from subsequent closings of CAP IV and CGFSP II. The weighted-average management fee rate on funds in the investment period decreased to 1.42% at June 30, 2014 from 1.44% at June 30, 2013. However, the total weighted-average management fee rate increased from 1.11% at June 30, 2013 to 1.18% at June 30, 2014. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates. Fee-earning AUM as of June 30, 2014 increased by approximately 12% compared to June 30, 2013, primarily related to limited partner commitments raised by CP VI, CAP IV, CEP IV, and CGFSP II. The increase in net transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2013.

Interest and other income was $4.0 million for the six months ended June 30, 2014, an increase from $2.7 million for the six months ended June 30, 2013.

Total compensation and benefits was $533.5 million and $409.7 million for the six months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $346.4 million and $259.1 million, or 46% and 43% of performance fees, for the six months ended June 30, 2014 and 2013, respectively.

Direct and indirect base compensation expense increased $23.1 million for the six months ended June 30, 2014, or 16% more than the six months ended June 30, 2013. The increase is primarily due to incremental compensation costs related to increased headcount, promotions, estimated bonuses, and increased compensation associated with fundraising efforts for several of our buyout and growth funds.

Equity-based compensation was $17.2 million for the six months ended June 30, 2014, an increase from $3.8 million for the six months ended June 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses decreased $7.5 million for the six months ended June 30, 2014 as compared to 2013. The decrease is primarily due to lower professional fees of approximately $3.8 million and lower external costs associated with fundraising activities in 2014 as compared to 2013.

Depreciation and amortization expense was $5.4 million for the six months ended June 30, 2014, a decrease from $6.9 million in 2013.

Interest expense increased $3.1 million, or 27%, for the six months ended June 30, 2014 as compared to 2013. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.

Economic Net Income. ENI was $466.1 million for the six months ended June 30, 2014, reflecting a 35% increase as compared to ENI of $345.6 million for the six months ended June 30, 2013. The increase in ENI for the six months ended June 30, 2014 was due to an increase in net performance fees of $69.3 million, a $60.0 million increase in fee related earnings, and an increase in investment income of $4.6 million. These increases were partially offset by an increase in equity-based compensation of $13.4 million.

Fee Related Earnings. Fee related earnings were $57.3 million for the six months ended June 30, 2014, as compared to $(2.7) million for the six months ended June 30, 2013, representing an increase of $60.0 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $75.9 million and a decrease in general, administrative and other indirect expenses of $7.5 million. These increases in fee related earnings were partially offset by an increase in direct and indirect base compensation of $23.1 million.

Performance Fees. Performance fees increased $156.6 million for the six months ended June 30, 2014 as compared to 2013. Performance fees of $759.1 million and $602.5 million are inclusive of performance fees reversed of approximately $103.4 million and $4.4 million during the six months ended June 30, 2014 and 2013, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Buyout funds	$708.4	$598.0
Growth Capital funds	50.7	4.5

Performance fees	$759.1	$602.5

The $759.1 million in performance fees for the six months ended June 30, 2014 was driven primarily by performance fees for CEP III, CP V, CP IV, and CAP II of $339.3 million, $336.8 million, $52.8 million, and $(80.7) million, respectively. The total year-to-date 2014 and 2013 appreciation in the remaining value of assets for funds in this segment was approximately 13% and 14%, respectively. Comparatively, the $602.5 million in performance fees for the six months ended June 30, 2013 was driven primarily by performance fees for CP V, CP IV, and CAP II of $340.5 million, $197.7 million and $13.0 million, respectively.

During the six months ended June 30, 2014, net performance fees were $412.7 million or 54% of performance fees and $69.3 million more than the net performance fees in the six months ended June 30, 2013.

Investment Income. Investment income for the six months ended June 30, 2014 was $13.3 million compared to $8.7 million in the six months ended June 30, 2013. The increase in investment income from 2013 to 2014 relates primarily to increased investment gains on investments in certain U.S. and Europe buyout funds.

Distributable Earnings. Distributable earnings increased $212.1 million for the six months ended June 30, 2014 to $409.9 million from $197.8 million for the same period in 2013. This increase primarily reflects an increase in realized net performance fees of $151.7 million and an increase in fee related earnings of $60.0 million.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2014	2013
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$20,785	$13,682
Fee-earning AUM based on invested capital	20,778	24,825
Fee-earning AUM based on lower of cost or fair value	1,478	—

Total Fee-earning AUM	$43,041	$38,507

Weighted Average Management Fee Rates (2)
All Funds	1.18%	1.11%
Funds in Investment Period	1.42%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$42,858	$33,195	$43,033	$33,840
Inflows, including Commitments (1)	2,157	10,170	2,854	10,623
Outflows, including Distributions (2)	(2,009)	(4,255)	(2,895)	(5,052)
Market Appreciation/(Depreciation) (3)	44	—	44	—
Foreign Exchange and other (4)	(9)	(603)	5	(904)

Balance, End of Period	$43,041	$38,507	$43,041	$38,507

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $43.0 billion at June 30, 2014, an increase of $0.1 billion, or less than 1%, compared to $42.9 billion at March 31, 2014. Inflows of $2.2 billion were primarily a result of limited partner commitments raised by CAP IV, CEP IV, and CGFSP II. This was offset by outflows of $2.0 billion, which includes the corresponding change in basis for our latest Asia growth fund (“CAGP IV”), in addition to the impact of distributions in several funds outside of the investment period. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments. Changes in fair value have no material impact on Fee-earning AUM for Corporate Private Equity as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $43.0 billion at both June 30, 2014 and December 31, 2013. Inflows of $2.9 billion were primarily a result of limited partner commitments raised by CEP IV, CAP IV and CGFSP II. This was offset by outflows of $2.9 billion, which includes the corresponding change in basis for CAGP IV, in addition to distributions in funds outside the investment period.

Fee-earning AUM was $43.0 billion at June 30, 2014, an increase of $4.5 billion, or approximately 12%, compared to $38.5 billion at June 30, 2013. This increase reflects $9.5 billion in new limited partner commitments raised by CP VI, CEP IV, CAP IV and CGFSP II and investments in funds outside of their original investment period. This increase is offset by $5.3 billion of distributions in various funds outside of their original investment period, in addition to the expiration of the investment periods for CAGP IV and our Middle-East buyout fund (“MENA”).

Fee-earning AUM was $38.5 billion at June 30, 2013, an increase of $5.3 billion, or 16%, compared to $33.2 billion at March 31, 2013. Inflows of $10.2 billion were primarily a result of limited partner commitments raised by CP VI, CAP IV, and CGFSP II. This was offset by outflows of $4.3 billion, which includes the corresponding change in basis for CP V, our third Asia buyout fund (“CAP III”) and our first financial services buyout fund (“CGFSP I”), in addition to the impact of distributions in funds outside of the investment period, and a $0.6 billion foreign exchange loss.

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

Total AUM as of and for the Three and Six Months Ended June 30, 2014

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$23,909	$40,551	$64,460	$24,743	$40,122	$64,865
Commitments (1)	2,732	—	2,732	2,646	—	2,646
Capital Called, net (2)	(3,501)	3,312	(189)	(4,387)	4,065	(322)
Distributions (3)	193	(4,944)	(4,751)	323	(8,141)	(7,818)
Market Appreciation/(Depreciation) (4)	—	2,260	2,260	—	5,104	5,104
Foreign Exchange and other (5)	(49)	19	(30)	(41)	48	7

Balance, End of Period	$23,284	$41,198	$64,482	$23,284	$41,198	$64,482

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $64.5 billion at June 30, 2014, which was not materially different than total AUM as of March 31, 2014. This was primarily driven by $2.7 billion in new commitments for several funds and co-investment vehicles, including CEP IV, CAP IV, and the first close of our third Europe technology fund (“CETP III”), and market appreciation of $2.3 billion. Our portfolio experienced a 5% increase in value over the period, due to a 5% increase across our buyout funds, and a 13% increase across our growth capital funds. The 5% increase in our buyout funds was primarily driven by appreciation in CEP III and our second Europe buyout fund (“CEP II”). These increases were offset by net distributions of $4.8 billion.

Total AUM was $64.5 billion at June 30, 2014, a decrease of $0.4 billion, or less than 1%, compared to $64.9 at December 31, 2013. This decrease was primarily driven by distributions of $8.1 billion, of which $0.3 billion was recycled back into available commitments. This decrease was offset by new commitments of $2.6 billion for several funds and co-investment vehicles, including CP VI and CAP IV, as well as $5.1 billion of market appreciation across our portfolio, which experienced a 13% increase in value over the period, due to a 13% increase across our buyout funds, and a 14% increase across our growth capital funds. The 13% increase in our buyout funds was primarily driven by appreciation in CEP III, CEP II, and CP V.

Fund Performance Metrics

Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2014, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of June 30, 2014					as of June 30, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,721.9	2.3x	16%	13%	$6,079.0	$16,297.2	2.7x	20%
CP V	5/2007	$13,719.7	$12,738.9	$22,780.7	1.8x	19%	14%	$4,440.9	$10,796.8	2.4x	29%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.6	€4,008.5	2.0x	37%	21%	€1,329.1	€3,350.6	2.5x	59%
CEP III	12/2006	€5,294.9	€4,984.6	€8,665.4	1.7x	17%	12%	€1,862.5	€4,635.3	2.5x	26%
CAP I	12/1998	$750.0	$627.7	$2,491.8	4.0x	25%	18%	$627.7	$2,491.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,631.9	$2,790.2	1.7x	11%	8%	$720.0	$2,133.1	3.0x	26%
CAP III	5/2008	$2,551.6	$2,406.1	$3,581.0	1.5x	17%	10%	$765.4	$1,554.0	2.0x	25%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥136,106.5	2.9x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥162,277.6	1.1x	3%	(1%)	¥31,806.1	¥57,552.8	1.8x	25%
CGFSP I	9/2008	$1,100.2	$1,038.0	$1,665.3	1.6x	18%	11%	$218.1	$529.8	2.4x	28%
CETP II	2/2007	€521.6	€431.5	€865.8	2.0x	25%	15%	€91.1	€354.2	3.9x	35%
All Other Funds(9)	Various		$3,834.2	$5,918.6	1.5x	17%	7%	$2,784.0	$4,716.8	1.7x	20%
Coinvestments and Other(10)	Various		$8,061.7	$19,706.0	2.4x	36%	33%	$5,211.3	$15,780.8	3.0x	36%

Total Fully Invested Funds			$56,775.0	$115,266.5	2.0x	26%	19%	$32,784.3	$84,713.6	2.6x	30%

Funds in the Investment Period(6)
CP VI (12)	5/2012	$13,000.0	$2,459.7	$2,369.1	1.0x	n/m	n/m
CAP IV (12)	11/2012	$2,130.5	$284.0	$272.3	1.0x	n/m	n/m
CAGP IV	6/2008	$1,041.4	$771.6	$1,092.4	1.4x	16%	8%
CEOF I	5/2011	$1,119.1	$601.2	$813.8	1.4x	28%	16%
CGFSP II (12)	4/2013	$1,000.0	$80.4	$92.0	1.1x	n/m	n/m
All Other Funds(11)	Various		$590.6	$591.7	1.0x	(4%)	(17%)

Total Funds in the Investment Period			$4,787.5	$5,231.2	1.1x	10%	(5%)	$196.4	$490.0	2.5x	50%

TOTAL CORPORATE PRIVATE EQUITY(13)			$61,562.5	$120,497.8	2.0x	26%	19%	$32,980.7	$85,203.6	2.6x	30%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Corporate Private Equity segment our first fund was formed in 1990.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Corporate Private Equity.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.
(10)	Includes co-investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following funds: CJP III, CSABF, CSSAF, CBPF, CPF I, and CCI.
(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, and April 2013 for CGFSP II.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2014
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$13,846.4	1.8x	1.8x	93%	Ö	Ö	100%	Nov-07	27	May-13
CEP III	€4,832.9	1.7x	1.7x	94%	Ö	Ö	100%	Dec-07	27	Dec-12
CP IV	$2,526.5	1.4x	2.3x	97%	Ö	Ö	80%	Dec-05	35	Dec-10
CP VI	$2,466.3	1.0x	1.0x	19%			100%	Oct-13	3	May-18
CAP III	$2,184.0	1.3x	1.5x	94%	Ö		100%	Dec-08	23	May-14
CAP II	$1,101.0	1.1x	1.7x	90%	(Ö)		80%	Dec-06	31	Feb-12
CJP II	¥98,020.2	0.9x	1.1x	86%			80%	Oct-06	31	Jul-12
CGFSP I	$963.2	1.3x	1.6x	94%	Ö	Ö	100%	Oct-08	23	Sep-14
CEP II	€679.9	1.0x	2.0x	113%	Ö		80%	Sep-03	44	Sep-08
CEOF I	$886.1	1.4x	1.4x	54%	Ö		80%	Dec-11	11	May-17
CAGP IV	$802.3	1.2x	1.4x	74%			100%	Dec-08	23	Jun-14
CETP II	€501.8	1.5x	2.0x	83%	Ö	Ö	100%	Jan-08	26	Jul-13
CAP IV	$302.7	1.0x	1.0x	9%			100%	Dec-13	3	Nov-18
CGFSP II	$104.8	1.2x	1.1x	8%			100%	Dec-13	3	Dec-17
All Other Funds (8)	$2,234.8	1.2x	2.2x		n/m	n/m
Coinvestment and Other (9)	$4,564.3	1.7x	2.4x		n/m	n/m

Total Corporate Private Equity (10)	$41,183.7	1.5x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CAP I, CAP IV, CBPF, CJP I, CJP III, CEVP, CETP I, CCI, CAVP I, CAVP II, CAGP III, Mexico, MENA, CSABF, CSSAF, CPF, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies

For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$64.1	$73.8	$127.3	$140.1
Portfolio advisory fees, net	0.1	0.5	0.2	0.7
Transaction fees, net	—	0.1	—	0.1

Total fund level fee revenues	64.2	74.4	127.5	140.9
Performance fees
Realized	6.7	17.9	15.0	42.0
Unrealized	45.6	23.0	95.1	87.3

Total performance fees	52.3	40.9	110.1	129.3
Investment income (loss)
Realized	1.4	12.2	2.7	14.1
Unrealized	1.2	(11.9)	3.1	(6.8)

Total investment income (loss)	2.6	0.3	5.8	7.3
Interest and other income	1.5	1.5	2.8	2.6

Total revenues	120.6	117.1	246.2	280.1

Segment Expenses
Compensation and benefits
Direct base compensation	26.3	24.9	53.8	50.6
Indirect base compensation	6.0	5.5	12.0	10.3
Equity-based compensation	3.2	0.6	5.9	1.0
Performance fee related
Realized	2.5	6.7	6.3	16.4
Unrealized	21.6	9.6	36.4	15.8

Total compensation and benefits	59.6	47.3	114.4	94.1
General, administrative, and other indirect expenses	13.0	19.5	24.6	29.0
Depreciation and amortization expense	1.0	1.1	1.9	2.3
Interest expense	2.6	2.1	4.7	3.6

Total expenses	76.2	70.0	145.6	129.0

Economic Net Income	$44.4	$47.1	$100.6	$151.1

(-) Net Performance Fees	28.2	24.6	67.4	97.1
(-) Investment Income	2.6	0.3	5.8	7.3
(+) Equity-based Compensation	3.2	0.6	5.9	1.0

(=) Fee Related Earnings	$16.8	$22.8	$33.3	$47.7

(+) Realized Net Performance Fees	4.2	11.2	8.7	25.6
(+) Realized Investment Income	1.4	12.2	2.7	14.1

(=) Distributable Earnings	$22.4	$46.2	$44.7	$87.4

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Total fee revenues were $64.2 million for the three months ended June 30, 2014, a decrease of $10.2 million from 2013. The decrease was due primarily to the absence in 2014 of approximately $8.8 million of “catch-up” management fees earned from a subsequent closing of our latest distressed and corporate opportunities fund (“CSP III”) during the three months ended June 30, 2013. The weighted average management fee rate on our hedge funds decreased from 1.83% to 1.74% compared to the prior year period due to higher assets under management in the ESG hedge funds, which charge a lower rate, and decreases in AUM in the Vermillion hedge funds. The weighted average management fee rate on our carry funds decreased from 1.52% to 1.46% due to a step down in fee basis from commitments to invested capital on our second corporate mezzanine fund (“CMP II”).

Interest and other income was $1.5 million for each of the three months ended June 30, 2014 and June 30, 2013.

Total compensation and benefits was $59.6 million and $47.3 million for the three months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $24.1 million and $16.3 million for the three months ended June 30, 2014 and 2013, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our 55% economic interest in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.

Direct and indirect base compensation increased $1.9 million for the three months ended June 30, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount, promotions, and estimated bonuses.

Equity-based compensation was $3.2 million for the three months ended June 30, 2014, an increase of $2.6 million from $0.6 million for the three months ended June 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses decreased $6.5 million to $13.0 million for the three months ended June 30, 2014 as compared to 2013. The decrease is primarily due to lower external costs associated with fundraising activities for the second quarter of 2014 as compared to 2013.

Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2014, a decrease from $1.1 million in 2013.

Interest expense increased $0.5 million, or 24%, for the three months ended June 30, 2014 as compared to 2013. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.

Economic Net Income. ENI was $44.4 million for the three months ended June 30, 2014, a decrease of $2.7 million from $47.1 million for the three months ended June 30, 2013. The decrease in ENI for the three months ended June 30, 2014 as compared to 2013 was primarily driven by a decrease in fee related earnings of $6.0 million and an increase in equity-based compensation of $2.6 million. These decreases were partially offset by increases in net performance fees of $3.6 million and investment income of $2.3 million.

Fee Related Earnings. Fee related earnings decreased $6.0 million to $16.8 million for the three months ended June 30, 2014 as compared to 2013. The decrease was primarily due to decreases in fee revenues of $10.2 million and an increase in base compensation of $1.9 million. These decreases were partially offset by a decrease in general, administrative and other indirect expenses of $6.5 million.

Performance Fees. Performance fees of $52.3 million and $40.9 million for the three months ended June 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $5.4 million and $0.2 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Carry funds	$43.6	$14.8
Hedge funds	2.9	25.2
Structured credit funds	5.8	0.9

Performance fees	$52.3	$40.9

Performance fees for the three months ended June 30, 2014 were generated primarily by the carry funds, including $17.5 million from CSP III and $15.8 million from our first energy mezzanine opportunities fund (“CEMOF”). Performance fees for the three months ended June 30, 2013 were generated primarily by the hedge funds, including $15.3 million from the Claren Road Master Fund and from the carry funds, including $13.8 million of performance fees from our second distressed and corporate opportunities fund (“CSP II”).

Net performance fees increased $3.6 million to $28.2 million for the three months ended June 30, 2014 as compared to $24.6 million for the same period in 2013.

Investment Income. Investment income was $2.6 million for the three months ended June 30, 2014 as compared to $0.3 million for the same period in 2013. During the three months ended June 30, 2014, realized investment income was $1.4 million as compared to $12.2 million for the three months ended June 30, 2013. The decrease in realized investment income was due primarily to a realization of a debt investment in 2013 that resulted in a gain of approximately $10.0 million. Unrealized investment income was $1.2 million for the three months ended June 30, 2014 as compared to an unrealized investment loss of $11.9 million for the three months ended June 30, 2013. The unrealized loss that was incurred in 2013 was due primarily to the reclassification of the unrealized gain on the debt investment to a realized gain.

Distributable Earnings. Distributable earnings decreased $23.8 million to $22.4 million for the three months ended June 30, 2014 from $46.2 million for the three months ended June 30, 2013. The decrease related to a decrease in realized investment income of $10.8 million, a decrease in realized net performance fees of $7.0 million and a decrease in fee related earnings of $6.0 million for the three months ended June 30, 2014 as compared to 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Total fee revenues were $127.5 million for the six months ended June 30, 2014, a decrease of $13.4 million from 2013. The decrease was due primarily to approximately $7.4 million in subordinated management fees recognized in 2013 from two CLOs that were liquidated in 2013, the absence in 2014 of approximately $8.8 million of “catch-up” management fees earned from a subsequent closing of CSP III during 2013. The weighted average management fee rate on our hedge funds decreased from 1.83% to 1.74% compared to the prior year period due to higher assets under management in the ESG hedge funds, which charge a lower rate, and decreases in AUM in the Vermillion hedge funds. The weighted average management fee rate on our carry funds decreased from 1.52% to 1.46% due to a step down in fee basis from commitments to invested capital on CMP II.

Interest and other income was $2.8 million for the six months ended June 30, 2014 as compared to $2.6 million for the same period in 2013.

Total compensation and benefits was $114.4 million and $94.1 million for the six months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $42.7 million and $32.2 million for the six months ended June 30, 2014 and 2013, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our 55% economic interest in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.

Direct and indirect base compensation increased $4.9 million for the six months ended June 30, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount, promotions, and estimated bonuses and increased compensation associated with fundraising efforts for our business development companies.

Equity-based compensation was $5.9 million for the six months ended June 30, 2014, an increase of $4.9 million from $1.0 million for the six months ended June 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses decreased $4.4 million to $24.6 million for the six months ended June 30, 2014 as compared to 2013. The decrease is primarily due to lower external costs associated with fundraising activities for 2014 as compared to 2013.

Depreciation and amortization expense was $1.9 million for the six months ended June 30, 2014, a decrease from $2.3 million in 2013.

Interest expense increased $1.1 million, or 31%, for the six months ended June 30, 2014 as compared to 2013. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.

Economic Net Income. ENI was $100.6 million for the six months ended June 30, 2014, a decrease of $50.5 million from $151.1 million for the six months ended June 30, 2013. The decrease in ENI for the six months ended June 30, 2014 as compared to 2013 was primarily driven by a decrease in net performance fees of $29.7 million, a decrease in fee related earnings of $14.4 million, an increase in equity-based compensation of $4.9 million, and a decrease in investment income of $1.5 million.

Fee Related Earnings. Fee related earnings decreased $14.4 million to $33.3 million for the six months ended June 30, 2014 as compared to 2013. The decrease was primarily due to decreases in fee revenues of $13.4 million and an increase in base compensation of $4.9 million. These decreases were partially offset by a decrease in general, administrative and other indirect expenses of $4.4 million.

Performance Fees. Performance fees of $110.1 million and $129.3 million for the six months ended June 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of $0.0 million and approximately $0.3 million, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Carry funds	$57.3	$35.0
Hedge funds	41.1	91.8
Structured credit funds	11.7	2.5

Performance fees	$110.1	$129.3

Performance fees for the six months ended June 30, 2014 were generated primarily by our carry funds and the hedge funds, including $23.8 million from CSP III, $20.9 million from CEMOF, $16.7 million from the Claren Road Master Fund and $14.4 million from the Claren Road Opportunities Fund. Performance fees for the six months ended June 30, 2013 were generated primarily by the hedge funds, including $47.4 million from the Claren Road Master Fund, $21.4 million from the Claren Road Opportunities Fund, and $18.4 million from the ESG Cross Border Equity Fund, as well as the carry funds, including $32.1 million of performance fees from CSP II.

Net performance fees decreased $29.7 million to $67.4 million for the six months ended June 30, 2014 as compared to $97.1 million for the same period in 2013.

Investment Income. Investment income was $5.8 million for the six months ended June 30, 2014 as compared to $7.3 million for the same period in 2013. During the six months ended June 30, 2014, realized investment income was $2.7 million as compared to $14.1 million for the six months ended June 30, 2013. The decrease in realized investment income was due primarily to a realization of a debt investment in 2013 that resulted in a gain of approximately $10.0 million. Unrealized investment income was $3.1 million for the six months ended June 30, 2014 as compared to an unrealized investment loss of $(6.8) million for the six months ended June 30, 2013. The unrealized loss that was incurred in 2013 was due primarily to the reclassification of the unrealized gain on the debt investment to a realized gain.

Distributable Earnings. Distributable earnings decreased $42.7 million to $44.7 million for the six months ended June 30, 2014 from $87.4 million for the six months ended June 30, 2013. The decrease related to a decrease in realized net performance fees of $16.9 million, a decrease in fee related earnings of $14.4 million, and a decrease in realized investment income of $11.4 million for the six months ended June 30, 2014 as compared to 2013.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2014	2013
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,916	$2,392
Fee-earning AUM based on invested capital	774	699
Fee-earning AUM based on collateral balances, at par	17,789	16,858
Fee-earning AUM based on net asset value	14,372	13,063
Fee-earning AUM based on other (2)	528	45

Total Fee-earning AUM	$35,379	$33,057

Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.70%	1.77%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes funds with fees based on gross asset value.
(3)	Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$34,346	$31,436	$33,411	$31,034
Inflows, including Commitments (1)	177	281	313	335
Outflows, including Distributions (2)	(120)	(155)	(421)	(367)
Subscriptions, net of Redemptions (3)	431	812	534	756
Changes in CLO collateral balances (4)	614	508	1,333	804
Market Appreciation/(Depreciation) (5)	(31)	94	251	583
Foreign Exchange and other (6)	(38)	81	(42)	(88)

Balance, End of Period	$35,379	$33,057	$35,379	$33,057

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period and investments in our business development companies.
(2)	Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired and distributions from our business development companies.
(3)	Represents subscriptions and redemptions in our hedge funds.
(4)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.
(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $35.4 billion at June 30, 2014, an increase of $1.1 billion, or approximately 3%, compared to $34.3 billion at March 31, 2014. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $0.6 billion, including the launch of three new structured products, net subscriptions to our hedge funds of $0.4 billion, and inflows of $0.2 billion in our business development companies. Offsetting this increase were outflows of $0.1 billion in our business development companies and carry funds outside the investment period. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $35.4 billion at June 30, 2014, an increase of $2.0 billion, or approximately 6%, compared to $33.4 billion at December 31, 2013. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $1.3 billion, including the launch of five new structured products, net subscriptions to our hedge funds of $0.5 billion, and inflows of $0.3 billion. Outflows of $0.4 billion were primarily driven by distributions from funds outside the investment period.

Fee-earning AUM was $35.4 billion at June 30, 2014, an increase of $2.3 billion, or approximately 7%, compared to $33.1 billion at June 30, 2013. This increase was driven by net subscriptions to our hedge funds of $0.7 billion, inflows of $0.6 billion in our carry funds and business development companies, increases in the aggregate par value of our CLO/structured product collateral balances of $0.6 billion, and market appreciation of $0.5 billion.

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

Total AUM as of and for the Three and Six Months Ended June 30, 2014.

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,497	$35,040	$36,537	$1,458	$34,019	$35,477
Commitments (1)	64	—	64	64	—	64
Capital Called, net (2)	(169)	318	149	(201)	463	262
Distributions (3)	26	(115)	(89)	97	(305)	(208)
Subscriptions, net of Redemptions (4)	—	489	489	—	662	662
Changes in CLO collateral balances (5)	—	914	914	—	1,458	1,458
Market Appreciation/(Depreciation) (6)	—	213	213	—	567	567
Foreign Exchange and other (7)	—	(38)	(38)	—	(43)	(43)

Balance, End of Period (8)	$1,418	$36,821	$38,239	$1,418	$36,821	$38,239

(1)	Represents capital raised by our carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds and business development companies, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds and business development companies, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.
(4)	Represents the net result of subscriptions to and redemptions from our hedge funds.
(5)	Represents the change in the aggregate collateral balance and principal cash and principal notes at par of the CLOs/structured products.
(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.
(7)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(8)	Ending balance is comprised of approximately $18.6 billion from our structured credit /other structured product funds, $15.0 billion in our hedge funds, $4.0 billion (including $1.4 billion of Available Capital) in our carry funds, and $0.6 billion from our business development companies.

Total AUM was $38.2 billion at June 30, 2014, an increase of $1.7 billion, or approximately 5%, compared to $36.5 billion at March 31, 2014. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $0.9 billion, including the launch of three new structured products, net subscriptions to our hedge funds of $0.5 billion, and market appreciation of $0.2 billion. These increases were partially offset by distributions of $0.1 billion from our carry funds and business development companies.

Total AUM was $38.2 billion at June 30, 2014, an increase of $2.7 billion, or approximately 8%, compared to $35.5 billion at December 31, 2013. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $1.5 billion, including the launch of five new structured products, net subscriptions to our hedge funds of $0.7 billion, and market appreciation of $0.6 billion. These increases were partially offset by distributions of $0.3 billion from our carry funds and business development companies.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of June 30, 2014, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			as of June 30, 2014			Inception to June 30, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,470.8	1.8x	18%	13%
CEMOF I	12/2010	$1,382.5	$938.1	$1,200.5	1.3x	32%	17%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Global Market Strategies segment, CSP II was formed in 2007 and CEMOF I was formed in 2010.
(2)	Represents the original cost of investments net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(6)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2014
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$864.2	1.2x	1.3x	68%	Ö		100%	Dec-10	15	Dec-15
CSP II	$519.5	1.0x	1.8x	100%	Ö	Ö	80%	Dec-07	27	Jun-11
All Other Funds (8)	$954.8	1.3x	1.5x		n/m	n/m
Coinvestment and Other (9)	$270.0	1.1x	1.2x		n/m	n/m

Total Global Market Strategies	$2,608.5	1.2x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CMP I, CMP II, CSP I, and CSP III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $5.7 billion and $2.7 billion, respectively, as of June 30, 2014:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	5%	5%	8%	9%
Claren Road Opportunities Fund	9%	8%	14%	14%
Barclays Aggregate Bond Index	(2%)	3%	4%	5%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	5%	4%	5%	4%
Claren Road Opportunities Fund Standard Deviation (Annualized)	7%	6%	8%	7%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	3%	3%	3%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	1.05	1.10	1.73	1.76
Claren Road Opportunities Fund	1.24	1.41	1.78	1.69
Barclays Aggregate Bond Index	(0.69)	1.11	1.45	1.02

(1)	For the Claren Road funds, net annualized return is presented for fee-paying investors only on a total return basis, net of all fees and expenses. The Barclays Aggregate Bond Index is a market-value weighted, intermediate-term bond index of over 8,400 intermediate-term government bonds, investment grade corporate debt securities and mortgage-backed securities. This index is an unmanaged statistical composite and its returns do not include payment of any sales charge or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2013.
(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through June 30, 2014.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd., which had AUM of approximately $3.8 billion as of June 30, 2014:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	14%	10%	10%	6%
MSCI EM index	(2%)	(2%)	15%	5%
Volatility (4)
CBE Standard Deviation (Annualized)	4%	5%	5%	8%
MSCI EM index Standard Deviation (Annualized)	12%	19%	23%	25%
Sharpe Ratio (1M LIBOR) (5)
CBE	3.44	1.87	1.89	0.74
MSCI EM index	(0.21)	(0.09)	0.67	0.15

(1)	For the CBE fund, net annualized return is presented on a total return basis, net of all fees and expenses. The MSCI EM Index comprises large and mid-cap securities across 21 emerging markets countries. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.
(2)	As of December 31, 2013.
(3)	The CBE Fund was established in January 2007. Performance is from inception through June 30, 2014.
(4)	Volatility is the annualized standard deviation of monthly net investment returns.
(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$59.6	$46.4	$109.9	$93.4
Portfolio advisory fees, net	0.3	0.3	0.5	0.6
Transaction fees, net	0.1	2.7	0.1	2.7

Total fund level fee revenues	60.0	49.4	110.5	96.7
Performance fees
Realized	9.4	20.6	9.9	31.6
Unrealized	46.4	(33.4)	60.4	16.1

Total performance fees	55.8	(12.8)	70.3	47.7
Investment income (loss)
Realized	8.1	0.7	10.2	(12.3)
Unrealized	(21.6)	1.7	(42.2)	6.2

Total investment income (loss)	(13.5)	2.4	(32.0)	(6.1)
Interest and other income	1.2	0.6	1.9	0.9

Total revenues	103.5	39.6	150.7	139.2

Segment Expenses
Compensation and benefits
Direct base compensation	21.3	18.2	40.0	36.1
Indirect base compensation	11.7	6.4	26.0	13.9
Equity-based compensation	5.1	1.2	8.6	1.8
Performance fee related
Realized	0.5	1.6	0.7	(3.3)
Unrealized	22.8	2.9	31.2	26.5

Total compensation and benefits	61.4	30.3	106.5	75.0
General, administrative, and other indirect expenses	15.7	16.5	31.2	26.9
Depreciation and amortization expense	0.9	1.2	1.8	2.3
Interest expense	2.5	2.2	4.7	3.8

Total expenses	80.5	50.2	144.2	108.0

Economic Net Income	$23.0	$(10.6)	$6.5	$31.2

(-) Net Performance Fees	32.5	(17.3)	38.4	24.5
(-) Investment Income (Loss)	(13.5)	2.4	(32.0)	(6.1)
(+) Equity-based Compensation	5.1	1.2	8.6	1.8

(=) Fee Related Earnings	$9.1	$5.5	$8.7	$14.6

(+) Realized Net Performance Fees	8.9	19.0	9.2	34.9
(+) Realized Investment Income (Loss)	8.1	0.7	10.2	(12.3)

(=) Distributable Earnings	$26.1	$25.2	$28.1	$37.2

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Total fee revenues were $60.0 million for the three months ended June 30, 2014, an increase of $10.6 million from June 30, 2013. The increase in fund management fees primarily reflects $13.7 million of management fees earned in the second quarter of 2014 from our first international energy fund (“CIEP I”), which commenced its investment period in September 2013, including “catch-up” management fees earned in the second quarter of 2014 from subsequent closings of that fund of approximately $6.8 million. Also contributing to the increase was the commencement of management fees earned on our seventh U.S. real estate fund (“CRP VII”) in the second quarter of 2014. These increases were partially offset by declines in fund management fees from distributions from other U.S. real estate funds and NGP management fee funds outside of their investment periods. The total weighted average management fee increased to 1.25% at June 30, 2014 when compared to 1.19% at June 30, 2013 primarily due to commitments to CIEP I. Despite the step down from commitments to invested capital in one of our Legacy Energy funds (“Renew II”), from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.22% at June 30, 2013 to 1.46% at June 30, 2014 due to fundraising in CIEP I and CRP VII, from which we are entitled to 100% of management fee related revenues.

Interest and other income was $1.2 million for the three months ended June 30, 2014, an increase from $0.6 million for the same period in 2013.

Total compensation and benefits was $61.4 million and $30.3 million for the three months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $23.3 million and $4.5 million for the three months ended June 30, 2014 and 2013, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any significant performance fees or related compensation from our infrastructure fund or other energy funds. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.

Direct and indirect base compensation was $33.0 million for the three months ended June 30, 2014, an increase from the $24.6 million of expense for the same period in 2013. The increase was due primarily to increased compensation associated with fundraising efforts for CRP VII and CIEP I, as well as incremental compensation costs related to increased headcount, promotions, and estimated bonuses.

Equity-based compensation was $5.1 million for the three months ended June 30, 2014, an increase of $3.9 million from $1.2 million for the three months ended June 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses declined $0.8 million to $15.7 million for the three months ended June 30, 2014 as compared to 2013. The decline primarily relates to a decline in professional fees related to Urbplan in 2014 as compared to 2013, partially offset by an increase in external costs associated with fundraising activities for CRP VII.

Depreciation and amortization expense was $0.9 million for the three months ended June 30, 2014, a decline from $1.2 million in 2013.

Interest expense increased $0.3 million, or 14%, for the three months ended June 30, 2014 as compared to 2013. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.

Economic Net Income. ENI was $23.0 million for the three months ended June 30, 2014, an increase of $33.6 million from $(10.6) million for the same period in 2013. The increase in ENI for the three months ended June 30, 2014 as compared to 2013 was primarily driven by an increase in net performance fees of $49.8 million and an increase in fee related earnings of $3.6 million. These increases were partially offset by a decline in investment income of $15.9 million and an increase in equity-based compensation of $3.9 million.

Fee Related Earnings. Fee related earnings increased $3.6 million for the three months ended June 30, 2014 as compared to 2013 to $9.1 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $10.6 million and a decline in general, administrative, and other indirect expenses of $0.8 million. These increases were partially offset by increases in base compensation of $8.4 million.

Performance Fees. Performance fees of $55.8 million and $(12.8) million for the three months ended June 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $0.8 million and $32.9 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Energy funds	$12.8	$(24.5)
Real Estate funds	43.0	11.7

Performance fees	$55.8	$(12.8)

Performance fees for the three months ended June 30, 2014 were primarily driven by performance fees related to our sixth U.S. real estate fund (“CRP VI”) of $31.4 million. Investments in our Real Assets portfolio increased 3% during the three months ended June 30, 2014 with energy investments appreciating 2% and real estate investments appreciating 4%. Performance fees for the three months ended June 30, 2013 were primarily driven by performance fees related to Renew II of $(17.6) million and CRP VI of $16.4 million. Investments in our Real Assets portfolio declined 2% during the three months ended June 30, 2013 with energy investments declining 3% and real estate investments remaining flat.

Net performance fees for the three months ended June 30, 2014 were $32.5 million, representing an increase of $49.8 million from $(17.3) million in net performance fees for the three months ended June 30, 2013.

Investment Income (Loss). Investment loss was $13.5 million for the three months ended June 30, 2014 compared to investment income of $2.4 million for the same period in 2013. The decline in investment income from 2013 to 2014 was due primarily to net investment losses on certain European real estate investments of $6.0 million and investment losses related to Urbplan of $8.7 million.

Distributable Earnings. Distributable earnings increased $0.9 million to $26.1 million for the three months ended June 30, 2014 from $25.2 million for the same period in 2013. The increase was due to a $7.4 million increase in realized investment income, an increase in fee related earnings of $3.6 million, partially offset by a decline in realized net performance fees of $10.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Total fee revenues were $110.5 million for the six months ended June 30, 2014, an increase of $13.8 million from June 30, 2013. The increase in fund management fees primarily reflects $19.4 million of management fees earned in 2014 from CIEP I, which commenced its investment period in September 2013, including “catch-up” management fees earned in 2014 from subsequent closings of that fund of approximately $8.8 million. Also contributing to the increase was the commencement of management fees earned on CRP VII in the second quarter of 2014. This increase was partially offset by declines in fund management fees from distributions from certain U.S. real estate funds and NGP management fee funds outside of their investment periods. The total weighted average management fee increased to 1.25% at June 30, 2014 when compared to 1.19% at June 30, 2013 primarily due to commitments to CIEP I. Despite the step down from commitments to invested capital in Renew II, from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.22% at June 30, 2013 to 1.46% at June 30, 2014 due to fundraising in CIEP I and CRP VII, from which we are entitled to 100% of management fee related revenues.

Interest and other income was $1.9 million for the six months ended June 30, 2014, an increase from $0.9 million for the same period in 2013.

Total compensation and benefits was $106.5 million and $75.0 million for the six months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $31.9 million and $23.2 million for the six months ended June 30, 2014 and 2013, respectively. Performance fees earned from the Legacy Energy funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. To date, performance related compensation expense in Real Assets reflects amounts earned primarily by our real estate investment professionals as we generally incur no compensation expense for the Legacy Energy funds and we have not yet generated any significant performance fees or related compensation from our infrastructure fund or other energy funds. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.

Direct and indirect base compensation was $66.0 million for the six months ended June 30, 2014, an increase from the $50.0 million of expense for the same period in 2013. The increase was due primarily to increased compensation associated with fundraising efforts for CRP VII and CIEP I, as well as incremental compensation costs related to increased headcount, promotions, and estimated bonuses.

Equity-based compensation was $8.6 million for the six months ended June 30, 2014, an increase of $6.8 million from $1.8 million for the six months ended June 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses increased $4.3 million to $31.2 million for the six months ended June 30, 2014 as compared to 2013. The increase primarily relates to an increase in external costs associated with fundraising activities for CRP VII and an increase in professional fees related to CIEP I.

Depreciation and amortization expense was $1.8 million for the six months ended June 30, 2014, a decline from $2.3 million in 2013.

Interest expense increased $0.9 million, or 24%, for the six months ended June 30, 2014 as compared to 2013. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.

Economic Net Income. ENI was $6.5 million for the six months ended June 30, 2014, a decline of $24.7 million from $31.2 million for the same period in 2013. The decline in ENI for the six months ended June 30, 2014 as compared to 2013 was primarily driven by an increase in investment loss of $25.9 million, an increase in equity-based compensation of $6.8 million, and a decline in fee related earnings of $5.9 million. These declines were partially offset by an increase in net performance fees of $13.9 million.

Fee Related Earnings. Fee related earnings declined $5.9 million for the six months ended June 30, 2014 as compared to 2013 to $8.7 million. The decline in fee related earnings is primarily attributable to an increase in base compensation of $16.0 million and an increase in general, administrative, and other indirect expenses of $4.3 million, partially offset by an increase in fee revenues of $13.8 million.

Performance Fees. Performance fees of $70.3 million and $47.7 million for the six months ended June 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $9.4 million and $13.7 million, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Energy funds	$11.2	$(3.7)
Real Estate funds	59.1	51.4

Performance fees	$70.3	$47.7

Performance fees for the six months ended June 30, 2014 were primarily driven by performance fees related to CRP VI of $45.2 million. Investments in our Real Assets portfolio increased 5% during the six months ended June 30, 2014 with energy investments appreciating 4% and real estate investments appreciating 6%. Performance fees for the six months ended June 30, 2013 were primarily driven by performance fees related to CRP VI of $36.3 million and Renew II of $(12.1) million. Investments in our Real Assets portfolio appreciated 1% during the six months ended June 30, 2013 with energy investments appreciating 1% and real estate investments appreciating 1%.

Net performance fees for the six months ended June 30, 2014 were $38.4 million, representing an increase of $13.9 million from $24.5 million in net performance fees for the six months ended June 30, 2013.

Investment Income (Loss). Investment loss was $32.0 million for the six months ended June 30, 2014 compared to $6.1 million for the same period in 2013. The increase in investment loss from 2013 to 2014 was due primarily to net investment losses on certain European real estate investments of $18.4 million in 2014 versus $9.9 million in 2013, as well as investment losses related to Urbplan in 2014 of $18.3 million.

Distributable Earnings. Distributable earnings declined $9.1 million to $28.1 million for the six months ended June 30, 2014 from $37.2 million for the same period in 2013. The decline was due to a $25.7 million decline in realized net performance fees and a $5.9 million decline in fee related earnings, partially offset by an increase in realized investment income of $22.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2014	2013
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$6,723	$9,170
Fee-earning AUM based on invested capital (2)	20,419	19,007
Fee-earning AUM based on lower of cost or fair value and other (3)	729	508

Total Fee-earning AUM (4)	$27,871	$28,685

Weighted Average Management Fee Rates (5)
All Funds	1.25%	1.19%
Funds in Investment Period	1.46%	1.22%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for investments for certain real estate funds.
(3)	Includes certain funds that are calculated on gross asset value.
(4)	Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone are required for investment decisions. As of June 30, 2014, the Legacy Energy Funds had, in the aggregate, approximately $11.9 billion in AUM and $7.5 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, NGP X, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP Agribusiness and NGP XI (together, the “NGP carry funds”), are managed by NGP Energy Capital Management. As of June 30, 2014, the NGP funds had, in the aggregate, approximately $14.5 billion in AUM and $8.9 billion in Fee-earning AUM.
(5)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds, NGP management fee funds, and NGP carry funds, respectively. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,416	$29,419	$28,438	$29,305
Inflows, including Commitments (1)	2,660	755	3,068	998
Outflows, including Distributions (2)	(2,185)	(1,432)	(3,639)	(1,483)
Market Appreciation/(Depreciation) (3)	(15)	—	(12)	—
Foreign Exchange and other (4)	(5)	(57)	16	(135)

Balance, End of Period	$27,871	$28,685	$27,871	$28,685

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.
(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.
(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.
(4)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.9 billion at June 30, 2014, an increase of $0.5 billion, or approximately 2%, compared to $27.4 billion at March 31, 2014. This increase was driven by inflows of $2.7 billion, primarily related to new commitments to CRP VII, CIEP I, and our second power fund (“CPP II”). The increase was offset by outflows of $2.2 billion, primarily due to distribution activity in our funds outside the original investment period and the step-down of fees from commitments to invested equity in CRP VI. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.

Fee-earning AUM was $27.9 billion at June 30, 2014, a decrease of $0.5 billion or approximately 2% compared to $28.4 billion at December 31, 2013. Outflows of $3.6 billion were primarily related to distributions from our fully invested real estate funds, Legacy and NGP Energy funds and related co-investments, in addition to the step down in fees from commitments to invested equity in Renew II and CRP VI. Offsetting this decrease were inflows of $3.1 billion, principally a result of commitments to CRP VII, CIEP I, and CPP II.

Fee-earning AUM was $27.9 billion at June 30, 2014, a decrease of $0.8 billion, or approximately 3%, compared to $28.7 billion at June 30, 2013. This increase was primarily related to the outflows in our NGP management fee funds, Legacy Energy funds, and real estate funds, offset by new commitments to our real estate, energy and power platforms.

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

Total AUM as of and for the Three and Six Months Ended June 30, 2014

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$10,115	$30,588	$40,703	$8,754	$29,910	$38,664
Commitments (1)	2,677	—	2,677	4,342	—	4,342
Capital Called, net (2)	(1,082)	1,231	149	(1,594)	1,996	402
Distributions (3)	602	(3,825)	(3,223)	811	(5,177)	(4,366)
Market Appreciation/(Depreciation) (4)	—	2,987	2,987	—	4,225	4,225
Foreign Exchange and other (5)	(2)	5	3	(3)	32	29

Balance, End of Period	$12,310	$30,986	$43,296	$12,310	$30,986	$43,296

(1)	Represents capital raised by our carry funds, NGP management fee funds, and NGP carry funds, net of expired available capital.
(2)	Represents capital called by our carry funds, NGP management fee funds, and NGP carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.
(3)	Represents distributions from our carry funds, NGP management fee funds, and NGP carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to fund investors, which may differ from when they are realized.
(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
(6)	Amounts related to the NGP management fee funds and NGP carry funds are based on the latest available information (in certain cases as of March 31, 2014).

Total AUM was $43.3 billion at June 30, 2014, an increase of $2.6 billion, or over 6%, compared to $40.7 billion at March 31, 2014. This increase was driven by $3.0 billion in market appreciation, primarily in our NGP management fee funds, and commitments raised of $2.7 billion in the eleventh NGP fund (“NGP XI”), CRP VII, CIEP I, and CPP II. The increase was offset by distributions of $3.2 billion, primarily in the NGP Energy and Legacy Energy funds.

Total AUM was $43.3 billion at June 30, 2014, an increase of $4.6 billion, or approximately 12%, compared to $38.7 billion at December 31, 2013. This increase was driven by commitments raised of $4.3 billion in NGP XI, CRP VII, CIEP I, and CPP II and $4.2 billion of market appreciation. The increase was offset by distributions of $4.4 billion, primarily in the NGP Energy and Legacy Energy funds.

Fund Performance Metrics

Fund performance information for our carry funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2014, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of June 30, 2014					as of June 30, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,397.9	2.7x	44%	30%	$522.5	$1,397.9	2.7x	44%
CRP IV	12/2004	$950.0	$1,198.6	$1,340.3	1.1x	3%	(1%)	$449.9	$479.0	1.1x	9%
CRP V	11/2006	$3,000.0	$3,282.7	$4,679.7	1.4x	11%	7%	$2,616.2	$3,798.6	1.5x	12%
CRP VI	9/2010	$2,340.0	$1,613.4	$2,366.9	1.5x	34%	21%	$311.5	$592.5	1.9x	45%
CEREP I	3/2002	€426.6	€517.0	€691.6	1.3x	12%	7%	€503.2	€665.4	1.3x	13%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	n/a	n/a	€483.2	€131.6	0.3x	n/a
CEREP III	5/2007	€2,229.5	€1,957.4	€1,886.1	1.0x	(1%)	(5%)	€483.8	€581.2	1.2x	5%
CIP	9/2006	$1,143.7	$1,011.7	$1,165.0	1.2x	4%	0%	$180.7	$—	0.0x	n/a
Energy II	7/2002	$1,100.0	$1,334.8	$3,452.8	2.6x	81%	55%	$827.4	$3,263.3	3.9x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$6,389.9	1.8x	13%	10%	$1,545.4	$4,250.4	2.8x	27%
Energy IV	12/2007	$5,979.1	$5,323.3	$8,763.7	1.6x	19%	13%	$2,338.8	$4,791.6	2.0x	30%
Renew II	3/2008	$3,417.5	$2,796.7	$3,869.7	1.4x	11%	7%	$633.2	$840.8	1.3x	13%
All Other Funds(9)	Various		$2,498.0	$2,616.1	1.0x	2%	(3%)	$1,842.6	$2,166.5	1.2x	8%
Coinvestments and Other	Various		$5,299.3	$8,474.1	1.6x	18%	14%	$2,112.6	$4,523.4	2.1x	28%

Total Fully Invested Funds			$32,969.7	$48,220.1	1.5x	14%	8%	$15,393.4	$27,990.8	1.8x	24%

Funds in the Investment Period(6)
CRP VII (12)	3/2014	$1,488.1	n/a	n/a	n/a	n/m	n/m
CIEP I (12)	9/2013	$1,782.9	$108.6	$98.3	0.9x	n/m	n/m
All Other Funds(11)	Various		$226.8	$281.0	1.2x	n/a	n/a

Total Funds in the Investment Period			$335.4	$379.3	1.1x	19%	0%	$—	$—	n/a	n/a

TOTAL Real Assets(13)			$33,305.1	$48,599.3	1.5x	14%	8%	$15,393.4	$27,990.8	1.8x	24%

(1)	The data presented herein that provides “inception to date” performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance, and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures. We do not present Realized/Partially Realized performance information separately for funds that are still in the investment period because of the relatively insignificant level of realizations for funds of this type. However, to the extent such funds have had realizations, they are included in the Realized/Partially Realized performance information presented for Total Real Assets.
(6)	Fully Invested funds are past the expiration date of the investment period as defined in the respective limited partnership agreement. In instances where a successor fund has had its first capital call, the predecessor fund is categorized as fully invested.
(7)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(8)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, Energy I and Renew I.
(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.
(11)	Aggregate includes the following fund: CPOCP.
(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I and March 2014 for CRP VII.
(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2014
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$4,383.3	1.3x	1.6x	89%	Ö	Ö	80%	Feb-08	26	Dec-13
Renew II	$2,342.8	1.3x	1.4x	82%	(Ö)		80%	Nov-08	23	May-14
Energy III	$2,043.5	1.0x	1.8x	94%	Ö		80%	Nov-05	35	Oct-11
CEREP III	€1,413.4	0.9x	1.0x	88%			67%	Oct-07	27	May-11
CRP VI	$1,756.7	1.3x	1.5x	69%	Ö		50%	Dec-11	11	Mar-16
CRP V	$1,037.9	1.4x	1.4x	109%			50%	Nov-06	31	Nov-11
CIP	$929.4	1.4x	1.2x	88%			80%	Oct-06	31	Sep-12
CRP IV	$835.9	1.1x	1.1x	126%	(Ö)		50%	Dec-05	35	Dec-09
Energy II	$332.5	0.6x	2.6x	121%	(Ö)		80%	Jan-03	46	Jul-08
CRP III	$252.7	40.9x	2.7x	93%	(Ö)	Ö	50%	Dec-01	51	May-05
All Other Funds (8)	$575.7	0.6x	0.9x		n/m	n/m
Coinvestment and Other (9)	$3,482.8	1.0x	1.6x		n/m	n/m

Total Real Assets (10)	$19,908.1	1.1x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.
(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.
(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.
(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.
(5)	Fund has accrued carry/(clawback) as of the reporting period.
(6)	Fund has realized carry in the last twelve months.
(7)	Represents the date of the first capital contribution for management fees.
(8)	Aggregate includes the following funds: CRP I, CRP II, CRP VII, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CIEP I, CPOCP, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(9)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.
(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Solutions

Through August 1, 2013, our Solutions segment results reflected our 60% ownership interest in AlpInvest’s operations, while our consolidated financial statements reflected 100% of AlpInvest’s operations and a non-controlling interest of 40%. As a result of our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013, our segment results prospectively from that date reflect our 100% ownership interest in AlpInvest. Also, as a result of our acquisitions of Metropolitan on November 1, 2013 and DGAM on February 3, 2014, our segment results include the results of operations of Metropolitan and DGAM since their acquisition dates.

The following table presents our results of operations for our Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$46.9	$20.9	$91.4	$39.4
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—

Total fund level fee revenues	46.9	20.9	91.4	39.4
Performance fees
Realized	7.0	2.7	12.9	4.2
Unrealized	122.5	21.3	201.8	42.6

Total performance fees	129.5	24.0	214.7	46.8
Investment income (loss)
Realized	—	—	—	—
Unrealized	0.2	0.1	0.3	—

Total investment income (loss)	0.2	0.1	0.3	—
Interest and other income	0.2	0.2	0.5	0.2

Total revenues	176.8	45.2	306.9	86.4

Segment Expenses
Compensation and benefits
Direct base compensation	20.7	7.9	41.7	17.3
Indirect base compensation	4.0	1.3	7.8	2.6
Equity-based compensation	1.1	0.1	1.8	0.2
Performance fee related
Realized	3.5	1.4	6.8	2.4
Unrealized	91.9	16.1	158.1	32.2

Total compensation and benefits	121.2	26.8	216.2	54.7
General, administrative, and other indirect expenses	10.6	4.4	19.8	7.8
Depreciation and amortization expense	1.0	0.5	1.9	1.0
Interest expense	1.4	0.6	2.6	1.1

Total expenses	134.2	32.3	240.5	64.6

Economic Net Income	$42.6	$12.9	$66.4	$21.8

(-) Net Performance Fees	34.1	6.5	49.8	12.2
(-) Investment Income	0.2	0.1	0.3	—
(+) Equity-based Compensation	1.1	0.1	1.8	0.2

(=) Fee Related Earnings	$9.4	$6.4	$18.1	$9.8

(+) Realized Net Performance Fees	3.5	1.3	6.1	1.8
(+) Realized Investment Income	—	—	—	—

(=) Distributable Earnings	$12.9	$7.7	$24.2	$11.6

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Total fee revenues were $46.9 million and $20.9 million for the three months ended June 30, 2014 and 2013, respectively. After considering the incremental $4.9 million of management fees from our acquisition of Metropolitan, the incremental $4.8 million of management fees from our acquisition of DGAM, and the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest, the remaining increase in management fees was due to an increase in Fee-earning AUM at AlpInvest from 2013 to 2014. Excluding the acquired Fee-earning AUM from Metropolitan and DGAM, Fee-earning AUM increased by $2.5 billion from June 30, 2013 to June 30, 2014, or 8%.

Total compensation and benefits were $121.2 million and $26.8 million for the three months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $95.4 million and $17.5 million, or 74% and 73% of performance fees for the three months ended June 30, 2014 and 2013, respectively.

Direct and indirect base compensation expense was $24.7 million and $9.2 million for the three months ended June 30, 2014 and 2013, respectively. After considering the impact of the increase in compensation expense from our acquisition of Metropolitan of $3.2 million, our acquisition of DGAM of $3.0 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to incremental compensation costs related to investments in personnel for the Solutions infrastructure in order to facilitate integration of the various business lines.

Equity-based compensation was $1.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses were $10.6 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively. The increase was due to the increase in general, administrative and other indirect expenses from our acquisition of Metropolitan of $1.7 million, our acquisition of DGAM of $1.4 million, and the acquisition of the remaining 40% equity interest in AlpInvest.

Depreciation and amortization expense was $1.0 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively.

Interest expense was $1.4 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.

Economic Net Income. Economic net income was $42.6 million and $12.9 million for the three months ended June 30, 2014 and 2013, respectively. The increase in ENI for the three months ended June 30, 2014 as compared to 2013 was primarily driven by an increase in net performance fees of $27.6 million and an increase in fee related earnings of $3.0 million.

Fee Related Earnings. Fee related earnings were $9.4 million and $6.4 million for the three months ended June 30, 2014 and 2013, respectively. The increase in fee related earnings was due to our acquisitions of Metropolitan, DGAM, and the remaining 40% equity interest in AlpInvest, as well as incremental management fees from higher Fee-earning AUM at AlpInvest in 2014 as compared to 2013. These increases were partially offset by incremental compensation costs related to investments in personnel for the Solutions infrastructure in order to facilitate integration of the various business lines.

Performance Fees. Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Performance fees were $129.5 million and $24.0 million for the three months ended June 30, 2014 and 2013, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Private Equity fund of funds	$127.0	$24.0
Hedge fund of funds	2.5	—

Performance fees	$129.5	$24.0

Performance fees for the three months ended June 30, 2014 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of 7% during the quarter. Additionally, during the three months ended June 30, 2014, Main Fund III – Secondary Investments (2006) and Main Fund III – Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time, resulting in performance fees attributable to those vehicles of $83.4 million.

Net performance fees for the three months ended June 30, 2014 were $34.1 million, representing an increase of $27.6 million from $6.5 million in net performance fees for the three months ended June 30, 2013.

Distributable Earnings. Distributable earnings were $12.9 million and $7.7 million for the three months ended June 30, 2014 and 2013, respectively. The increase in distributable earnings was due to the increase in fee related earnings of $3.0 million and an increase in realized net performance fees of $2.2 million.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Total fee revenues were $91.4 million and $39.4 million for the six months ended June 30, 2014 and 2013, respectively. After considering the incremental $10.0 million of management fees from our acquisition of Metropolitan, the incremental $8.1 million of management fees from our acquisition of DGAM, and the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest, the remaining increase in management fees was due to an increase in Fee-earning AUM at AlpInvest from 2013 to 2014. Excluding the acquired Fee-earning AUM from Metropolitan and DGAM, Fee-earning AUM increased by $2.5 billion from June 30, 2013 to June 30, 2014, or 8%.

Total compensation and benefits were $216.2 million and $54.7 million for the six months ended June 30, 2014 and 2013, respectively. Performance fee related compensation expense was $164.9 million and $34.6 million, or 77% and 74% of performance fees for the six months ended June 30, 2014 and 2013, respectively.

Direct and indirect base compensation expense was $49.5 million and $19.9 million for the six months ended June 30, 2014 and 2013, respectively. After considering the increase in compensation expense from our acquisition of Metropolitan of $6.1 million, our acquisition of DGAM of $4.9 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to incremental compensation costs related to investments in personnel for the Solutions infrastructure in order to facilitate integration of the various business lines.

Equity-based compensation was $1.8 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses were $19.8 million and $7.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due to the increase in general, administrative and other indirect expenses from our acquisition of Metropolitan of $2.9 million, our acquisition of DGAM of $2.2 million, and the acquisition of the remaining 40% equity interest in AlpInvest.

Depreciation and amortization expense was $1.9 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.

Interest expense was $2.6 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.

Economic Net Income. Economic net income was $66.4 million and $21.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in ENI for the six months ended June 30, 2014 as compared to 2013 was primarily driven by an increase in net performance fees of $37.6 million and an increase in fee related earnings of $8.3 million.

Fee Related Earnings. Fee related earnings were $18.1 million and $9.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in fee related earnings was due to our acquisitions of Metropolitan, DGAM, and the remaining 40% equity interest in AlpInvest, as well as incremental management fees from higher Fee-earning AUM at AlpInvest in 2014 as compared to 2013. These increases were partially offset by incremental compensation costs related to investments in personnel for the Solutions infrastructure in order to facilitate integration of the various business lines.

Performance Fees. Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).

Performance fees were $214.7 million and $46.8 million for the six months ended June 30, 2014 and 2013, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Private Equity fund of funds	$209.4	$46.8
Hedge fund of funds	5.3	—

Performance fees	$214.7	$46.8

Performance fees for the six months ended June 30, 2014 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of 14% during the period. Additionally, during the three months ended June 30, 2014, Main Fund III – Secondary Investments (2006) and Main Fund III – Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time, resulting in performance fees attributable to those vehicles of $83.4 million.

Net performance fees for the six months ended June 30, 2014 were $49.8 million, representing an increase of $37.6 million from $12.2 million in net performance fees for the six months ended June 30, 2013.

Distributable Earnings. Distributable earnings were $24.2 million and $11.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase in distributable earnings was due to the increase in realized performance fees of $4.3 million and the increase in fee related earnings of $8.3 million.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2014 and 2013

Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2014	2013
Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,652	$9,590
Fee-earning AUM based on invested capital (2)	986	—
Fee-earning AUM based on net asset value	2,906	—
Fee-earning AUM based on lower of cost or fair market value	22,814	22,185

Total Fee-earning AUM	$39,358	$31,775

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.

The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,468	$28,854	$35,067	$28,942
Acquisitions	—	—	2,894	—
Inflows, including Commitments (1)	2,849	3,677	3,549	4,921
Outflows, including Distributions (2)	(920)	(1,391)	(2,017)	(2,130)
Subscriptions, net of Redemptions (3)	(106)	—	(134)	—
Market Appreciation/(Depreciation) (4)	251	131	217	387
Foreign Exchange and other (5)	(184)	504	(218)	(345)

Balance, End of Period	$39,358	$31,775	$39,358	$31,775

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.
(2)	Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
(3)	Represents subscriptions and redemptions in our fund of hedge funds vehicles.
(4)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on our fund of funds vehicles based on the lower of cost or fair value.
(5)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $39.4 billion at June 30, 2014, an increase of $1.9 billion, or more than 5%, compared to $37.5 billion at March 31, 2014. This increase is driven by inflows of $2.8 billion and market appreciation of $0.3 billion, offset by outflows of $0.9 billion and net redemptions in our fund of hedge funds vehicles of $0.1 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $39.4 billion at June 30, 2014, an increase of $4.3 billion, or over 12%, compared to $35.1 billion at December 31, 2013. This increase was driven by the acquisition of DGAM of $2.9 billion, inflows of $3.5 billion and market appreciation of $0.2 billion, offset by outflows of $2.0 billion and foreign exchange loss of $0.2 billion.

Fee-earning AUM was $39.4 billion at June 30, 2014, an increase of $7.6 billion, or approximately 24%, compared to $31.8 billion at June 30, 2013. This increase was driven by inflows and foreign exchange gains in our AlpInvest funds and the acquisition of DGAM, offset by outflows primarily in our AlpInvest funds.

Fee-earning AUM was $31.8 billion at June 30, 2013, an increase of $2.9 billion, or more than 10%, compared to $28.9 billion at March 31, 2013. This increase was driven by inflows of $3.7 billion and foreign exchange gain of $0.4 billion, offset by outflows of $1.4 billion.

Fee-earning AUM was $31.8 billion at June 30, 2013, an increase of $2.9 billion, or over 10%, compared to $28.9 billion at December 31, 2012. This increase was driven by inflows of $4.9 billion and market appreciation of $0.5 billion, offset by outflows of $2.1 billion and foreign exchange loss of $0.4 billion.

Total AUM as of and for the Three and Six Month Period Ended June 30, 2014

The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Solutions
Balance, Beginning of Period	$20,755	$36,490	$57,245	$17,063	$32,741	$49,804
Acquisitions	—	—	—	—	2,993	2,993
Commitments (1)	(107)	—	(107)	4,427	—	4,427
Capital Called, net (2)	(1,422)	1,329	(93)	(2,341)	2,187	(154)
Distributions (3)	111	(2,223)	(2,112)	169	(4,560)	(4,391)
Subscriptions, net of Redemptions (4)	—	(171)	(171)	—	(199)	(199)
Market Appreciation/(Depreciation) (5)	—	2,007	2,007	—	4,246	4,246
Foreign Exchange and other (6)	(35)	(6)	(41)	(16)	18	2

Balance, End of Period	$19,302	$37,426	$56,728	$19,302	$37,426	$56,728

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.
(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.
(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.
(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.
(5)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2014) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2014.
(6)	Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $56.7 billion at June 30, 2014, a decrease of $0.5 billion, or less than 1%, compared to $57.2 billion at March 31, 2014. This decrease was primarily driven by $2.1 billion of distributions and net redemptions in our fund of hedge funds vehicles of $0.2 billion. This decrease was offset by market appreciation of $2.0 billion.

Total AUM was $56.7 billion at June 30, 2014, an increase of $6.9 billion, or 14%, compared to $49.8 billion at December 31, 2013. This increase was primarily driven by $4.4 billion of commitments, $4.2 billion of market appreciation, and amounts related to the acquisition of DGAM of $3.0 billion. This increase was offset by $4.4 billion of distributions and $0.2 billion of net redemptions in our fund of hedge funds vehicles.

Fund Performance Metrics

Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2014, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			as of June 30, 2014
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€3,811.4	€6,222.5	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,357.4	€6,658.5	1.5x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€10,594.6	€14,548.2	1.4x	9%	8%
Main Fund IV - Fund Investments	2009	€4,880.0	€2,380.6	€2,857.8	1.2x	12%	10%
Main Fund I - Secondary Investments	2002	€519.4	€455.4	€843.2	1.9x	54%	50%
Main Fund II - Secondary Investments	2003	€998.4	€900.7	€1,646.3	1.8x	28%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,079.4	€2,902.9	1.4x	10%	9%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,682.0	€2,460.3	1.5x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€862.2	€2,396.8	2.8x	45%	43%
Main Fund III - Co-Investments	2006	€2,760.0	€2,455.8	€3,557.8	1.4x	7%	6%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,208.5	€2,178.2	1.8x	24%	21%
Main Fund II - Mezzanine Investments	2004	€700.0	€690.0	€935.0	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,490.2	€1,974.7	1.3x	11%	9%
All Other Funds (9)	Various		€1,372.9	€2,004.6	1.5x	17%	13%

Total Fully Committed Funds			€34,341.2	€51,186.7	1.5x	12%	11%

Funds in the Commitment Period (5)
Main Fund V - Fund Investments	2012	€5,080.0	€501.9	€464.8	0.9x	(14%)	(19%)
Main Fund V - Secondary Investments	2011	€3,718.3	€1,298.2	€1,775.8	1.4x	35%	31%
Main Fund V - Co-Investments	2012	€1,747.5	€704.7	€976.4	1.4x	47%	42%
All Other Funds (9)	Various		€182.2	€217.0	1.2x	21%	20%

Total Funds in the Commitment Period			€2,687.0	€3,434.0	1.3x	32%	27%

TOTAL SOLUTIONS			€37,028.1	€54,620.7	1.5x	13%	12%

TOTAL SOLUTIONS (USD) (10)			$50,688.7	$74,771.6	1.5x

(1)	Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of June 30, 2014, these excluded investments represent $0.7 billion of AUM at AlpInvest and $2.0 billion of AUM at Metropolitan.
(2)	Represents the original cost of all capital called for investments since inception of the fund.
(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(4)	Multiple of invested capital (“MOIC”) represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(5)	Fully Committed funds are past the expiration date of the commitment period as defined in the respective limited partnership agreement.
(6)	Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.
(7)	Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.
(8)	To exclude the impact of FX, all foreign currency cash flows have been converted to Euro at the reporting period spot rate.

(9)	Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.
(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

	Six Months Ended0 June 30,
	2014	2013
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$2,077.8	$1,376.5
Net cash provided by (used in) investing activities	56.0	(19.2)
Net cash used in financing activities	(1,834.3)	(1,331.1)
Effect of foreign exchange rate change	12.7	(20.4)

Net change in cash and cash equivalents	$312.2	$5.8

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the six months ended June 30, 2014, proceeds were $449.9 million while purchases were $88.5 million. However, in the six months ended June 30, 2013, investment proceeds were $198.4 million as compared to purchases of $122.4 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the six months ended June 30, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $5,477.2 million, while purchases of investments by the Consolidated Funds were $5,174.2 million. For the six months ended June 30, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $6,211.8 million, while purchases of investments by the Consolidated Funds were $6,404.2 million.

Net Cash Provided By (Used in) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the six months ended June 30, 2014, cash provided by investing activities primarily reflects a change in restricted cash balances. Additionally, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million during the six months ended June 30, 2014.

Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. In March 2014, the Partnership received net proceeds from the issuance of 13,800,000 newly issued common units of $449.5 million. The Partnership used $303.4 million of these proceeds to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of the Carlyle Holdings partnerships. The remaining net proceeds were used by the Partnership to acquire 4,500,000 newly issued Carlyle Holdings partnership units. Carlyle Holdings will use the proceeds from the issuance of the 4,500,000 Carlyle Holdings partnership units for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. Also during March 2014, we received net proceeds of $210.8 million, net of financing costs, from the issuance of $200.0 million of 5.625% senior notes due 2043 at 104.315% of par. The net proceeds from this issuance will be used for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies and other growth initiatives.

For the six months ended June 30, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million 3.875% senior note issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million 5.625% senior note issuance in March 2013. The proceeds from the 2013 senior note issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. Our repayments under our revolving credit facility were $386.3 million and our repayments on our term loan were $475.0 million for the six months ended June 30, 2013.

Distributions to our common unitholders were $81.1 million and $44.1 million for the six months ended June 30, 2014 and 2013, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $406.7 million and $289.2 million for the six months ended June 30, 2014 and 2013, respectively. The net payment on loans payable by our Consolidated Funds during the six months ended June 30, 2014 and 2013 were $1,007.8 million and $926.6 million, respectively. For the six months ended June 30, 2014 and 2013, contributions from non-controlling interest holders were $1,295.7 million and $1,354.5 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2014 and 2013, distributions to non-controlling interest holders were $1,906.9 million and $1,599.6 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

Our Sources of Cash and Liquidity Needs

We believe that our primary liquidity needs are to:

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

With respect to distribution year 2014, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $21.5 million, or $0.32 per common unit, consisting of (i) $0.16 per common unit in respect of the second quarter of 2014, which is payable on August 22, 2014 to common unitholders of record on August 11, 2014, and (ii) $0.16 per common unit in respect of the first quarter of 2014, which was paid in May 2014.

Distributions to common unitholders paid during the six months ended June 30, 2014 totaled $81.1 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013 and the $0.16 per common unit quarterly distribution paid in May 2014.

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

We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2014. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued $200 million of 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used a portion of the net proceeds from the equity issuance to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the equity issuance and the proceeds from the debt issuance will be used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. During the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through June 30, 2014, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2014, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,556.5	$2,025.9	$3,582.4
Global Market Strategies	1,125.3	204.8	1,330.1
Real Assets	738.5	843.1	1,581.6
Solutions	27.4	32.2	59.6

Total	$3,447.7	$3,106.0	$6,553.7

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

Investments as of June 30, 2014 consist of the following (dollars in millions):

Investments	$771.6
Less: Amounts attributable to non-controlling interests in consolidated entities	(254.9)
Less: Strategic equity method investment in NGP Management	(355.3)

Investments excluding non-controlling interests and NGP Management	161.4
Plus: investments in Consolidated Funds, eliminated in consolidation	168.9

Total investments attributable to Carlyle Holdings, exclusive of NGP management	$330.3

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

Our accrued performance fees by segment as of June 30, 2014, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,776.1	$14.1	$2,762.0
Global Market Strategies	162.4	2.1	160.3
Real Assets	332.6	16.1	316.5
Solutions	566.9	—	566.9

Total	$3,838.0	$32.3	$3,805.7

Less: Accrued performance fee-related compensation			(1,839.5)
Plus: Receivable for give back obligations from current and former employees			12.2
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(15.1)

Net accrued performance fees excluding compensation and non-controlling interests			1,963.3

Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			23.8
Less: Net accrued performance fees realized in the second quarter of 2014 and to be collected in subsequent periods			(14.3)

Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,972.8

Cash and cash equivalents were approximately $1.3 billion at June 30, 2014. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) cash reserved for potential future giveback obligations. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $700 million as of June 30, 2014. This remaining amount will be used towards our primary liquidity needs, as previously outlined.

Our Balance Sheet and Indebtedness

Total assets were $37.5 billion at June 30, 2014, an increase of $1.9 billion from December 31, 2013. The increase in total assets was primarily attributable to increases in cash and cash equivalents, cash and cash equivalents held at Consolidated Funds, investments of Consolidated Funds, and accrued performance fees. Assets of the Consolidated Funds were approximately $30.3 billion at June 30, 2014, representing an increase of $1.4 billion from December 31, 2013. Cash and cash equivalents were approximately $1.3 billion, an increase of $0.3 billion from December 31, 2013. Accrued performance fees were approximately $3.8 billion at June 30, 2014, representing an increase of $0.1 billion from December 31, 2013.

Total liabilities were $22.5 billion at June 30, 2014, an increase of $1.6 billion from December 31, 2013. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $1.2 billion from December 31, 2013 to June 30, 2014, and an increase in the outstanding 5.625% senior notes due 2043, which increased $0.2 billion from December 31, 2013 to June 30, 2014.

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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2014, our total assets were $7.4 billion, including cash and cash equivalents of $1.3 billion and accrued performance fees of $3.9 billion.

Loans Payable. Loans payable on our balance sheet at June 30, 2014 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at June 30, 2014 includes $17.2 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.41% at June 30, 2014).

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

Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($17.2 million at June 30, 2014) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.96% at June 30, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.

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

As of June 30, 2014, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,123.5	1.53%		9.10
Subordinated notes, Income notes and Preferred shares	1,371.3	N/A	(1)	8.08
Combination notes	15.0	N/A	(2)	7.64

Total	$16,509.8

(1) –	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
(2) –	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.

The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of June 30, 2014 was $14,775.1 million, $1,345.1 million, and $16.2 million, respectively.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.

Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of June 30, 2014, the principal amount outstanding on the loans was approximately $295.4 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at June 30, 2014 was $147.7 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (14.8% to 18.2% as of June 30, 2014); (ii) IGP-M plus a margin of 12.0% (18.3% as of June 30, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.5% to 20.0% as of June 30, 2014).

Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2014, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2014 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2014 to December 31, 2014	2015-2016	2017-2018	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$42.2	$1,100.0	$1,142.2
Interest payable(b)	28.5	111.2	108.5	897.6	1,145.8
Contingent cash consideration(c)	37.0	204.6	63.6	440.7	745.9
Options to acquire additional investments in NGP(d)	77.9	—	—	—	77.9
Operating lease obligations(e)	27.5	99.1	81.2	295.7	503.5
Capital commitments to Carlyle funds(f)	3,113.5	—	—	—	3,113.5
Tax receivable agreement payments(g)	—	5.0	8.1	85.9	99.0
Loans payable of Consolidated Funds(h)	141.3	467.7	790.9	17,371.1	18,771.0
Loans payable of a consolidated real estate VIE(i)	29.4	67.3	49.9	148.8	295.4
Unfunded commitments of the CLOs and Consolidated Funds(j)	1,113.7	—	—	—	1,113.7
Redemptions payable of Consolidated Funds(k)	115.2	—	—	—	115.2

Consolidated contractual obligations	4,684.0	954.9	1,144.4	20,339.8	27,123.1
Loans payable of Consolidated Funds(h)	(141.3)	(467.7)	(790.9)	(17,371.1)	(18,771.0)
Loans payable of a consolidated real estate VIE(i)	(29.4)	(67.3)	(49.9)	(148.8)	(295.4)
Capital commitments to Carlyle funds(f)	(2,805.1)	—	—	—	(2,805.1)
Unfunded commitments of the CLOs and Consolidated Funds(j)	(1,113.7)	—	—	—	(1,113.7)
Redemptions payable of Consolidated Funds(k)	(115.2)	—	—	—	(115.2)

Carlyle Operating Entities contractual obligations	$479.3	$419.9	$303.6	$2,819.9	$4,022.7

(a)	The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. On August 9, 2013, we entered into Amendment No. 1 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from September 30, 2016 until August 9, 2018, and to eliminate all amortization of outstanding term loans, with all such term loans being due and payable on the new maturity date. The term loan entered into during 2013 related to an investment in a CLO matures on the earlier of 2018 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLO does not dissolve prior to 2018.
(b)	The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.33% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.96% on $17.2 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.
(c)	These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $77.0 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

(d)	This amount represents an existing option we have to acquire additional interests in NGP representing an interest in the general partner of NGP Fund X, which will entitle us to an income allocation equal to 40% of the carried interest received by such fund’s general partner. In July 2014, we exercised this option and acquired the additional interests in NGP for $61.3 million. In conjunction with this transaction, we also acquired certain general partner investments in NGP Fund X, for which we paid $16.6 million.
(e)	We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2014 through 2031. The amounts in this table represent the minimum lease payments required over the term of the lease.
(f)	These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.1 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in exchange for an additional 7.5% equity interest in NGP Management once the investment period for NGP Fund X has expired, which is anticipated to occur in 2014.
(g)	Represents obligations by the Partnership’s corporate taxpayers to make payments under the tax receivable agreement. Holders of partnership units in Carlyle Holdings may exchange their Carlyle Holdings partnership units for common units in The Carlyle Group L.P. on a one-for-one basis. These exchanges may reduce the amount of tax that the corporate taxpayers would be required to pay in the future. The corporate taxpayers will pay to the limited partner of Carlyle Holdings making the exchange 85% of the amount of cash savings that the corporate taxpayers realize upon an exchange. See “Tax Receivable Agreement” below.
(h)	These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2014, at spreads to market rates pursuant to the debt agreements, and range from 0.44% to 12.65%.
(i)	These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of June 30, 2014, at spreads to market rates pursuant to the loan agreements, and range from 14.8% to 20.0%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of March 31, 2014.
(j)	These obligations represent commitments of the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
(k)	Our consolidated hedge funds are subject to quarterly or monthly redemption by investors in these funds. These obligations represent the amount of redemptions where the amount requested in the redemption notice has become fixed and payable.

Excluded from the table above are liabilities for uncertain tax positions of $14.4 million at June 30, 2014 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $156 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.

Contingent Funding of the Consolidated Real Estate VIE

As described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From April 2013 (the time of the first additional investment into Urbplan) through June 30, 2014, $152.8 million has been funded to Urbplan by us and our senior Carlyle professionals (net of gains from related foreign currency forward contracts). We have funded $35.7 million of the $152.8 million and the remaining $117.1 million has been funded by our senior Carlyle professionals indirectly through the Partnership.

At this time, Urbplan is expected to require additional funding of approximately $100 million to $150 million to enable it to continue operations; however, the actual amount of additional funding necessary may exceed this estimate. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% indirectly through us of any additional investments made by us and our senior Carlyle professionals.

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

The assets and liabilities of Urbplan are held in legal entities separate from the Partnership; we have not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet our liquidity requirements. However, if Urbplan fails to complete its construction projects, customers, partners, government agencies or municipalities or other creditors in certain circumstances might seek to assert claims against us and our assets unrelated to Urbplan under certain consumer protection or other laws.

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

For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to NGP and an affiliate of Barclays Bank PLC, as well as an option we have to purchase additional interests in NGP representing an interest in the general partner of NGP Fund X, which would entitle us to an allocation of income equal to 40% of the carried interest received by such fund’s general partner. In July 2014, we exercised this option and paid $61.3 million to acquire the interest in the general partner of NGP Fund X. In conjunction with this transaction, we also acquired certain general partner investments in NGP Fund X, for which we paid $16.6 million. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, which is payable partly in cash and partly by a promissory note, is earned based on NGP’s achievement of certain business performance goals, including the successful fundraising by NGP of new fund commitments. See Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q for more information.

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

	As of June 30, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$288.6	$183.0	$471.6	$132.3
Employment-based contingent cash consideration	446.9	45.0	491.9	184.3
Options to acquire additional investments in NGP	—	61.3	61.3	—

Total	$735.5	$289.3	$1,024.8	$316.6

(1)	On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits. Also, the amounts shown here exclude the liabilities that have been recognized on our consolidated financial statements for performance-based contingent equity consideration.

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

Guarantees

In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.4 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At June 30, 2014, approximately $8.4 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.

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

Indemnifications

In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of June 30, 2014.

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

Contingent Obligations (Giveback)

An accrual for potential repayment of previously received performance fees of $32.3 million at June 30, 2014 ($42.5 million before $10.2 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2014. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $12.2 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of June 30, 2014 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of June 30, 2014, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.

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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC). The complaint alleges, among other things, that certain global alternative asset firms, including Carlyle, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” Count One of the complaint alleges an overarching conspiracy relating to certain large buyout transactions. Count Two of the complaint alleges a conspiracy with regard to the buyout of Healthcare Corporation of America. The plaintiffs seek damages as provided for in Section 4 of the Clayton Act and an injunction against such conduct in restraint of trade in the future. The defendants moved for summary judgment on both counts. On March 13, 2013, the U.S. District Court for the District of Massachusetts ruled that plaintiffs could proceed on Count One solely on the basis of an alleged conspiracy to refrain from “jumping” announced proprietary (i.e., non-auction) deals. The Court stated that it would entertain further summary judgment motions by individual defendants as to their participation in the more narrowly defined alleged conspiracy. The Court also denied summary judgment as to Count Two. On April 16, 2013, Carlyle filed a consolidated motion, renewing its motion for summary judgment on Count One, and moving for reconsideration on Count Two. On April 22, 2013, Carlyle joined a motion seeking reconsideration on Count Two filed on behalf of all Count Two defendants. On June 20, 2013, the Court denied the motion for reconsideration on Count Two filed by the Count Two defendants. On July 18, 2013, the Court denied Carlyle’s individual summary judgment motion regarding its participation in the conspiracy alleged in Count One. The plaintiffs moved to certify the class on October 21, 2013. We understand that all of Carlyle’s co-defendants have entered into settlement agreements with plaintiffs since the filing of the class certification. The Court has scheduled oral arguments on class certification for September 4, 2014. The case management order calls for a jury trial to commence in November 2014, but this could be delayed in the event an appeal to the U.S. Court of Appeals for the First Circuit on the class certification issue should become necessary. Carlyle believes that reasonable litigation and settlement costs that are not covered by applicable insurance are indemnifiable by one or more of our investment funds.

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

Third, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.

Fourth, on June 21, 2011, August 24, 2011 and September 1, 2011, respectively, three putative shareholder class actions were filed against Carlyle, certain of its affiliates and former directors of CCC alleging that the fund offering materials and various public disclosures were materially misleading or omitted material information. Two of the shareholder class actions (Phelps v. Stomber, et al. and Glaubach v. Carlyle Capital Corporation Limited, et al.) were filed in the United States District Court for the District of Columbia. Phelps v. Stomber, et al. was also filed in the Supreme Court of New York, New York County and was subsequently removed to the United States District Court for the Southern District of New York. The two original D.C. cases were consolidated into one case under the caption of Phelps v. Stomber and the Phelps named plaintiffs were designated “lead plaintiffs” by the Court. The New York case was transferred to the D.C. federal court and the plaintiffs requested that it be consolidated with the other two D.C. actions. The plaintiffs were seeking compensatory damages sustained as a result of the alleged misrepresentations, costs and expenses, as well as reasonable attorney’s fees. On August 13, 2012, the United States District Court for the District of Columbia dismissed both the D.C. and New York shareholder class actions. The plaintiffs moved for leave to amend their complaint and/or for amendment of the Court’s decision, but the trial court denied that motion on June 4, 2013. The plaintiffs’ previously filed notice of appeal to the Court of Appeals for the District of Columbia Circuit was then automatically reinstated and oral arguments on this appeal were held on February 19, 2014. On May 20, 2014, the Court of Appeals issued its decision affirming the District Court’s rulings in full, dismissing plaintiffs’ complaints and denying plaintiffs an opportunity to amend.

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

CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, we consolidated the fund into our consolidated financial statements. As of June 30, 2014, CEREP I had accrued €75.0 million ($102.7 million as of June 30, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in our consolidated financial statements.

Carlyle Holdings Partnership Units

A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2013 through June 30, 2014 is as follows:

	Units as of December 31, 2013	Units Issued	Units Forfeited	Units Exchanged	Units as of June 30, 2014
Carlyle Holdings partnership units held by the Partnership	48,605,870	8,285,384	—	9,300,000	66,191,254
Carlyle Holdings partnership units not held by the Partnership	262,164,851	—	(2,096,789)	(9,300,000)	250,768,062

Total Carlyle Holdings partnership units	310,770,721	8,285,384	(2,096,789)	—	316,959,316

The Carlyle Holdings partnership units issued to the Partnership during the period from December 31, 2013 through June 30, 2014 relate to: (i) the Partnership using the net cash proceeds from the issuance of 4,500,000 common units in March 2014 to acquire 4,500,000 newly issued Carlyle Holdings partnership units, (ii) the vesting of the Partnership’s deferred restricted common units during the six months ended June 30, 2014, (iii) the acquisition of DGAM in February 2014, and (iv) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership’s common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 731,970 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.

The Carlyle Holdings partnership units forfeited during the period from December 31, 2013 through June 30, 2014 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the Partnership using the net cash proceeds from the issuance of 9,300,000 common units in March 2014 to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings.

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

There was no material change in our market risks during the three months ended June 30, 2014. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2013, we consolidated Urbplan (as discussed in Note 17 to the accompanying unaudited condensed consolidated financial statements). We are in the process of evaluating the internal controls of the consolidated entity and have identified and are in the process of remediating certain deficiencies. However, as permitted by related SEC Staff Interpretative guidance for newly consolidated entities, the internal control over financial reporting of Urbplan was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. In the aggregate, this entity represented approximately 0.7% of our total consolidated assets as of June 30, 2014 and contributed operating loss of approximately $2.5 million, or 6%, of our total consolidated net income attributable to The Carlyle Group L.P. for the six months ended June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 7, 2014	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

31.1 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.2 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.3 *	Certification of the co-principal executive officer pursuant to Rule 13a – 14(a).

31.4 *	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of the co-principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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