Form 10-Q
period 2014-09-30
Carlyle Group L.P.
filed 2014-11-06
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of October 30, 2014 was 67,369,854.

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

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to (i) those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, business development companies, mutual fund, fund of funds vehicles and the NGP management fee funds), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund and (ii) those investment funds advised by NGP from which we are entitled to receive a carried interest. The “NGP management fee funds” refer to those funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we only receive an allocation of income based on the funds' management fees. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest

Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”).

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)
for substantially all carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and certain carry funds advised by NGP, the amount of investor capital commitments before the first investment realization;

(b)
for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and certain carry funds advised by NGP where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

(c)
the amount of aggregate fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO and the aggregate principal amount of the notes of our other structured products;

(d)
the net asset value of our mutual fund or external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds;

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

(c)	the net asset value (pre-redemptions and subscriptions) of our long/short credit, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles, mutual fund and other hedge funds; and

(d)	the gross assets (including assets acquired with leverage) of our business development companies.

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and carry funds that are advised by NGP. Although we include all capital commitments to the NGP Natural Resources XI, L.P. fund (“NGP XI”) in our assets under management calculation, we will only include invested capital for NGP XI in our Fee-earning AUM calculation until early 2016 when we will be entitled to charge management fees based on commitments less realized and written-off investments. In addition, our Solutions segment includes certain assets under consulting relationships. Fee-earning AUM and AUM only include those assets which earn a material fee.

For our carry funds, co-investment vehicles, fund of funds vehicles, and NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,394.2	$966.6
Cash and cash equivalents held at Consolidated Funds	1,922.3	1,402.7
Restricted cash	64.6	129.9
Restricted cash and securities of Consolidated Funds	14.9	25.7
Accrued performance fees	3,743.4	3,653.6
Investments	985.2	765.3
Investments of Consolidated Funds	27,881.9	26,886.4
Due from affiliates and other receivables, net	209.4	175.9
Due from affiliates and other receivables of Consolidated Funds, net	443.4	626.2
Receivables and inventory of a consolidated real estate VIE	178.9	180.4
Fixed assets, net	67.3	68.8
Deposits and other	57.0	38.5
Other assets of a consolidated real estate VIE	62.4	60.1
Intangible assets, net	506.4	582.8
Deferred tax assets	135.0	59.4
Total assets	$37,666.3	$35,622.3
Liabilities and partners’ capital
Loans payable	$40.9	$42.4
3.875% senior notes due 2023	499.9	499.8
5.625% senior notes due 2043	606.9	398.4
Loans payable of Consolidated Funds	16,420.9	15,220.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $291.1 and $305.3 as of September 30, 2014 and December 31, 2013, respectively)	160.1	122.1
Accounts payable, accrued expenses and other liabilities	385.1	265.1
Accrued compensation and benefits	2,365.5	2,253.0
Due to affiliates	232.8	403.7
Deferred revenue	263.1	64.1
Deferred tax liabilities	116.3	103.6
Other liabilities of Consolidated Funds	1,534.8	1,382.7
Other liabilities of a consolidated real estate VIE	81.0	97.7
Accrued giveback obligations	42.1	39.6
Total liabilities	22,749.4	20,892.9
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	5,020.0	4,352.0
Partners’ capital (common units, 67,369,854 and 49,353,406 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	544.8	357.1
Accumulated other comprehensive loss	(20.3)	(11.2)
Partners’ capital appropriated for Consolidated Funds	160.1	463.6
Non-controlling interests in consolidated entities	7,300.6	7,696.6
Non-controlling interests in Carlyle Holdings	1,911.7	1,871.3
Total partners’ capital	9,896.9	10,377.4
Total liabilities and partners’ capital	$37,666.3	$35,622.3
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Fund management fees	$307.4	$257.9	$885.0	$731.5
Performance fees
Realized	176.9	108.6	843.9	564.6
Unrealized	10.5	211.9	506.4	657.4
Total performance fees	187.4	320.5	1,350.3	1,222.0
Investment income (loss)
Realized	(0.5)	(3.1)	29.4	5.4
Unrealized	4.3	8.1	4.2	11.0
Total investment income	3.8	5.0	33.6	16.4
Interest and other income	9.1	2.7	16.6	9.2
Interest and other income of Consolidated Funds	234.1	302.0	728.5	823.3
Revenue of a consolidated real estate VIE	13.2	—	27.2	—
Total revenues	755.0	888.1	3,041.2	2,802.4
Expenses
Compensation and benefits
Base compensation	190.7	204.2	615.8	556.3
Equity-based compensation	79.7	78.7	262.9	257.0
Performance fee related
Realized	78.4	45.4	368.3	232.2
Unrealized	(14.3)	113.5	316.3	374.5
Total compensation and benefits	334.5	441.8	1,563.3	1,420.0
General, administrative and other expenses	117.4	136.4	370.4	368.1
Interest	14.4	11.7	41.1	33.8
Interest and other expenses of Consolidated Funds	240.1	217.2	756.4	669.0
Interest and other expenses of a consolidated real estate VIE	38.3	—	129.5	—
Other non-operating (income) expenses	(39.6)	7.6	(14.0)	1.9
Total expenses	705.1	814.7	2,846.7	2,492.8
Other income (loss)
Net investment gains (losses) of Consolidated Funds	125.5	(82.0)	994.5	420.1
Income (loss) before provision for income taxes	175.4	(8.6)	1,189.0	729.7
Provision (benefit) for income taxes	(5.9)	17.9	63.9	59.4
Net income (loss)	181.3	(26.5)	1,125.1	670.3
Net income (loss) attributable to non-controlling interests in consolidated entities	53.2	(26.6)	747.4	441.4
Net income attributable to Carlyle Holdings	128.1	0.1	377.7	228.9
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	102.7	(2.2)	308.2	196.1
Net income attributable to The Carlyle Group L.P.	$25.4	$2.3	$69.5	$32.8
Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.38	$0.04	$1.11	$0.72
Diluted	$0.35	$0.04	$1.01	$0.65
Weighted-average common units
Basic	66,474,689	47,554,246	61,422,816	45,363,194
Diluted	72,086,875	51,055,564	67,440,601	50,209,620
Distributions declared per common unit	$0.16	$0.16	$1.72	$1.17
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$181.3	$(26.5)	$1,125.1	$670.3
Other comprehensive income (loss)
Foreign currency translation adjustments	(273.4)	196.8	(185.0)	114.9
Cash flow hedges
Net gains for the period	—	—	—	0.2
Less: reclassification adjustment for loss included in interest expense	0.7	0.8	1.8	3.2
Defined benefit plans
Net gains (losses) for the period	0.9	(0.4)	3.2	0.2
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.1	0.1	0.3	0.5
Other comprehensive income (loss)	(271.7)	197.3	(179.7)	119.0
Comprehensive income (loss)	(90.4)	170.8	945.4	789.3
Less: Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	124.9	(13.2)	303.5	387.2
Less: Comprehensive (income) attributable to non-controlling interests in consolidated entities	(122.7)	(168.8)	(1,008.4)	(757.5)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	138.6	21.3	72.2	(187.8)
Comprehensive income attributable to Carlyle Holdings	50.4	10.1	312.7	231.2
Less: Comprehensive (income) attributable to non-controlling interests in Carlyle Holdings	(33.0)	(6.4)	(248.1)	(198.0)
Comprehensive income attributable to The Carlyle Group L.P.	$17.4	$3.7	$64.6	$33.2
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$1,125.1	$670.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	125.4	131.1
Equity-based compensation	262.9	257.0
Excess tax benefits related to equity-based compensation	(2.5)	(1.9)
Non-cash performance fees	(526.0)	(743.1)
Other non-cash amounts	20.8	9.6
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(1,098.6)	(956.4)
Realized/unrealized loss from loans payable of Consolidated Funds	168.1	581.2
Purchases of investments by Consolidated Funds	(8,318.8)	(8,993.1)
Proceeds from sale and settlements of investments by Consolidated Funds	7,805.0	8,916.5
Non-cash interest income, net	(26.1)	(65.8)
Change in cash and cash equivalents held at Consolidated Funds	2,115.6	2,326.7
Change in other receivables held at Consolidated Funds	190.2	(31.8)
Change in other liabilities held at Consolidated Funds	177.3	(347.8)
Investment income	(24.1)	(6.3)
Purchases of investments and trading securities	(191.9)	(112.2)
Proceeds from the sale of investments and trading securities	500.2	231.4
Payments of contingent consideration	(57.9)	—
Changes in deferred taxes, net	11.6	28.3
Change in due from affiliates and other receivables	(3.0)	(30.0)
Change in receivables and inventory of a consolidated real estate VIE	3.0	—
Change in deposits and other	(11.4)	5.0
Change in other assets of a consolidated real estate VIE	(0.9)	—
Change in accounts payable, accrued expenses and other liabilities	(35.6)	26.5
Change in accrued compensation and benefits	189.1	477.7
Change in due to affiliates	(71.1)	46.6
Change in other liabilities of a consolidated real estate VIE	(13.2)	—
Change in deferred revenue	203.1	137.1
Net cash provided by operating activities	2,516.3	2,556.6
Cash flows from investing activities
Change in restricted cash	65.3	(45.2)
Purchases of fixed assets, net	(15.1)	(18.8)
Acquisitions, net of cash acquired	(3.1)	—
Net cash provided by (used in) investing activities	47.1	(64.0)
Cash flows from financing activities
Repayments under credit facility	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1
Payments on loans payable	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(15.9)	—
Net payment on loans payable of Consolidated Funds	(1,087.6)	(1,462.7)
Payments of contingent consideration	(38.1)	(23.6)
Excess tax benefits related to equity-based compensation	2.5	1.9
Distributions to common unitholders	(91.9)	(52.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(446.8)	(331.1)
Net proceeds from issuance of common units, net of offering costs	449.5	—
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	(7.1)
Contributions from non-controlling interest holders	1,923.9	1,909.5
Distributions to non-controlling interest holders	(2,593.9)	(2,397.4)
Change in due to/from affiliates financing activities	(47.9)	43.0
Change in due to/from affiliates and other receivables of Consolidated Funds	(33.2)	65.9
Net cash used in financing activities	(2,072.0)	(2,225.5)
Effect of foreign exchange rate changes	(63.8)	21.5
Increase in cash and cash equivalents	427.6	288.6
Cash and cash equivalents, beginning of period	966.6	567.1
Cash and cash equivalents, end of period	$1,394.2	$855.7
Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$40.5	$10.7
Increase to partners’ capital from acquisition of non-controlling interests in consolidated entities	$—	$3.9
Non-cash contributions from non-controlling interest holders	$5.8	$5.4
Non-cash distributions to non-controlling interest holders	$—	$3.2
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$73.5	$—
Tax receivable agreement liability	$63.1	$—
Total partners’ capital	$10.4	$—
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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, infrastructure funds, energy funds, business development companies, collateralized loan obligations (“CLOs”), hedge funds, a mutual fund and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions (see Note 18).
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC"). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
March 2014 Public Offering of Partnership Common Units
On March 10, 2014, the Partnership completed a public offering of 13,800,000 common units priced at $33.50 per common unit. The Partnership received net proceeds of approximately $449.5 million, after deduction of the underwriting discount and offering expenses. The Partnership’s wholly-owned subsidiaries used $146.1 million of the net proceeds to acquire 4,500,000 newly issued Carlyle Holdings partnership units from Carlyle Holdings. These proceeds are being used by Carlyle Holdings for general corporate purposes, including investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. The Partnership’s wholly-owned subsidiaries used the remaining net proceeds of $303.4 million to acquire 9,300,000 Carlyle Holding partnership units from the other limited partners of Carlyle Holdings, including certain of the Partnership’s directors and executive officers.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Following the issuance of common units from the March 2014 public offering, the issuance of common units for the acquisition of Diversified Global Asset Management Corporation (“DGAM”, see Note 3) and the vesting of deferred restricted common units, the total number of Partnership common units outstanding as of September 30, 2014 was 67,369,854 common units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies
Principles of Consolidation
The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying condensed consolidated financial statements consolidate: (1) Carlyle-affiliated funds and co-investment entities, for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and (2) variable interest entities (“VIEs”), including certain CLOs and a real estate development company, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.
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
As of September 30, 2014, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $25.5 billion and $18.1 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.
The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of September 30, 2014, the Partnership held $100.1 million of investments in these CLOs which represent its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Investments	$501.0	$364.8
Receivables	3.5	132.4
Maximum Exposure to Loss	$504.5	$497.2
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 2.0% of NAV per year. The mutual fund will generally pay management fees of 0.75% per year of daily net asset value. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.00% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs and other structured products typically range from 0.15% to 1.00% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs/structured products and credit opportunities are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.
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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $21.9 million and $10.9 million for the three months ended September 30, 2014 and 2013, respectively, and $62.1 million and $38.4 million for the nine months ended September 30, 2014 and 2013, respectively, net of any offsets as defined in the respective partnership agreements.
Performance Fees
Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of the Partnership’s fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2014 and December 31, 2013, the Partnership has recognized $42.1 million and $39.6 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $217.0 million and $225.4 million for the three months ended September 30, 2014 and 2013, respectively, and $653.0 million and $677.7 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of September 30, 2014 and December 31, 2013, the Partnership had recorded a liability of $1.8 billion and $1.7 billion, respectively, in accrued compensation related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
Income Taxes
Certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the condensed consolidated financial statements. Based on applicable foreign, state and local tax laws, the Partnership records a provision for income taxes for certain entities. Tax positions taken by the Partnership are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $49.6 million and $55.2 million at September 30, 2014 and December 31, 2013, respectively.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.
Restricted Cash
In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its Corporate Private Equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million is included in restricted cash at September 30, 2014 and December 31, 2013. Restricted cash at September 30, 2014 also includes $12.5 million of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in October 2014. Also included in restricted cash at September 30, 2014 and December 31, 2013 is €4.4 million ($5.6 million and $6.1 million as of September 30, 2014 and December 31, 2013, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). The remaining balance in restricted cash at September 30, 2014 and December 31, 2013 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $2.5 million and $13.4 million is included in restricted cash and securities of Consolidated Funds at September 30, 2014 and December 31, 2013, respectively.
Certain CLOs hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of September 30, 2014 and December 31, 2013, securities of $12.4 million and $12.3 million, respectively, are included in restricted cash and securities of Consolidated Funds.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains / losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2014 and December 31, 2013 were as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(1.0)	$(1.0)
Currency translation adjustments	(17.8)	(8.5)
Unrealized losses on defined benefit plans	(1.5)	(1.7)
Total	$(20.3)	$(11.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $1.1 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. Under the Partnership's current practice, the difference between the fair value of the financial assets and the fair value of the financial liabilities is classified within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 requires the reporting entity to initially measure both the financial assets and financial liabilities using the fair value of the financial assets or financial liabilities, whichever is more observable. As a result, the reporting entity will no longer have a difference to report within appropriated partners’ capital. This guidance is effective for the Partnership on January 1, 2016. The Partnership’s consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. The Partnership is assessing the impact that ASU 2014-13 will have on its consolidated financial statements, but does not expect the adoption to impact net income attributable to the Partnership.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9 is effective for the Partnership beginning on January 1, 2017. The Partnership is still assessing the potential impact of this guidance, however, this may have a material impact on the Partnership's consolidated financial statements by significantly delaying the recognition of performance fee revenue.
In June 2013, the FASB issued ASU 2013-8, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-8 provides additional guidance on the characteristics necessary to qualify as an investment company. The Partnership currently consolidates entities that are investment companies and the Partnership retains the specialized accounting for those investment companies in its consolidated financial statements. The Partnership adopted this guidance as of January 1, 2014 and the adoption did not have a material impact on the Partnership’s condensed consolidated financial statements.

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
The amount of revenue and earnings of DGAM since the acquisition date and the pro forma impact to the Partnership’s condensed consolidated financial results for the nine months ended September 30, 2014 and 2013, as if the acquisition had been consummated as of January 1, 2013, was not significant.
The fair value of The Carlyle Group L.P. common units was based on the quoted price of the Partnership’s common units on the NASDAQ exchange. This fair value measurement was based on inputs that are directly observable and thus represented a Level I measurement as defined in the accounting guidance for fair value measurement.

Acquisition of Metropolitan Real Estate Equity Management
On November 1, 2013, the Partnership acquired 100% of the equity interests in Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), a global manager of real estate fund of funds with more than $2.6 billion in capital commitments at the acquisition date. The purchase price consisted of approximately $12.8 million in cash and 67,338 newly issued common units (approximately $2.1 million). The transaction also included contingent consideration that is payable through 2018 upon the achievement of performance conditions of up to $5.0 million in cash and common units equivalent to $10.0 million at the time of vesting. Additionally, the transaction included compensation of 52,889 newly issued Carlyle Holdings partnership units (approximately $1.6 million) that vest ratably over a period of 5 years, up to $10.4 million of cash payable through 2018 based on the achievement of performance conditions, and $10.6 million and $10.0 million of Carlyle

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Holdings partnership units and common units, respectively, that are issuable through 2023 based on the achievement of performance conditions and time vesting. The Partnership consolidated the financial position and results of operations of Metropolitan effective November 1, 2013 and accounted for this transaction as a business combination. Metropolitan is included in the Partnership’s Solutions business segment.
See Note 3 to the consolidated financial statements included in the Partnership’s 2013 Annual Report on Form 10-K for additional information on the Metropolitan acquisition.
Acquisition of Remaining 40% Equity Interest in AlpInvest
On August 1, 2013, Carlyle Holdings, a controlled subsidiary of the Partnership, acquired the remaining 40% equity interest in AlpInvest for an aggregate of 2,887,970 newly issued common units of the Partnership (approximately $80.8 million) and approximately €4.5 million in cash (approximately $6.0 million). Of the 2,887,970 common units issued in this transaction, 914,087 common units (approximately $25.5 million) were issued to AlpInvest sellers who are employees of the Partnership and are subject to vesting over a period up to 5 years (see Note 16). The remaining 1,973,883 common units issued in the transaction (approximately $55.3 million) were not subject to any vesting conditions. The Partnership accounted for this transaction as an acquisition of ownership interests in a subsidiary while retaining a controlling interest in the subsidiary. Accordingly, the carrying value of the non-controlling interest was adjusted to reflect the change in the ownership interests in AlpInvest. The excess of the fair value of the consideration paid by the Partnership (excluding any elements of the transaction deemed to be compensatory) over the carrying amount of the non-controlling interest acquired was recognized directly as a reduction to partners’ capital.
See Note 3 to the consolidated financial statements included in the Partnership’s 2013 Annual Report on Form 10-K for additional information on the acquisition of the remaining 40% equity interest in AlpInvest.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2014:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$403.9	$220.8	$2,385.5	$3,010.2
Bonds	—	—	1,248.8	1,248.8
Loans	—	—	14,817.2	14,817.2
Partnership and LLC interests(1)	—	—	3,788.3	3,788.3
Hedge funds	—	5,016.6	—	5,016.6
Other	—	—	0.8	0.8
	403.9	5,237.4	22,240.6	27,881.9
Trading securities	—	—	3.7	3.7
Restricted securities of Consolidated Funds	3.9	—	8.5	12.4
Total	$407.8	$5,237.4	$22,252.8	$27,898.0
Liabilities
Loans payable of Consolidated Funds	$—	$—	$16,420.9	$16,420.9
Loans payable of a consolidated real estate VIE	—	—	160.1	160.1
Interest rate swaps	—	3.9	—	3.9
Derivative instruments of the CLOs	—	—	17.8	17.8
Contingent consideration(2)	—	14.2	84.8	99.0
Total	$—	$18.1	$16,683.6	$16,701.7

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

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

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of individuals with previous valuation experience reporting to the Partnership’s chief financial officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees, which are comprised of the respective fund head, segment head, interim chief financial officer and chief accounting officer, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, interim chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,582.4	$1,345.8	$14,344.7	$3,761.8	$1.5	$4.7	$8.4	$22,049.3
Transfers out (1)	(47.7)	—	—	—	—	—	—	(47.7)
Purchases	1.1	167.2	2,572.3	101.3	—	—	—	2,841.9
Sales	(4.1)	(180.5)	(607.3)	(252.1)	(0.8)	(0.2)	—	(1,045.0)
Settlements	—	—	(1,054.2)	—	—	—	—	(1,054.2)
Realized and unrealized gains (losses), net	(146.2)	(83.7)	(438.3)	177.3	0.1	(0.8)	0.1	(491.5)
Balance, end of period	$2,385.5	$1,248.8	$14,817.2	$3,788.3	$0.8	$3.7	$8.5	$22,252.8
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$53.5	$(3.0)	$(50.0)	$44.7	$0.2	$(0.8)	$0.1	$44.7

	Financial Assets
	Nine Months Ended September 30, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(135.2)	—	—	—	—	—	—	(135.2)
Purchases	27.5	557.2	6,331.7	274.3	—	—	—	7,190.7
Sales	(430.6)	(486.2)	(1,805.4)	(931.4)	(0.8)	(3.8)	—	(3,658.2)
Settlements	—	—	(3,285.7)	—	—	—	—	(3,285.7)
Realized and unrealized gains (losses), net	205.2	(71.7)	(491.2)	630.2	(0.4)	0.6	(0.1)	272.6
Balance, end of period	$2,385.5	$1,248.8	$14,817.2	$3,788.3	$0.8	$3.7	$8.5	$22,252.8
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$79.8	$9.3	$(36.3)	$31.6	$0.1	$0.6	$(0.1)	$85.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended September 30, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,617.6	$1,058.9	$13,771.2	$3,840.6	$11.5	$10.0	$—	$21,309.8
Transfer in (1)	2.9	—	—	—	—	—	8.5	11.4
Transfers out (1)	(7.7)	—	—	—	—	—	—	(7.7)
Purchases	37.0	262.7	1,779.4	31.6	21.6	—	—	2,132.3
Sales	(98.7)	(145.2)	(549.2)	(304.5)	(0.6)	(0.8)	—	(1,099.0)
Settlements	—	—	(1,338.0)	—	—	—	—	(1,338.0)
Realized and unrealized gains (losses), net	25.8	23.1	112.4	142.3	(29.2)	(2.1)	0.1	272.4
Balance, end of period	$2,576.9	$1,199.5	$13,775.8	$3,710.0	$3.3	$7.1	$8.6	$21,281.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$48.4	$(12.5)	$(69.0)	$(79.8)	$(29.8)	$(2.0)	$0.1	$(144.6)

	Financial Assets
	Nine Months Ended September 30, 2013
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$—	$21,042.2
Initial consolidation of funds	—	—	—	—	10.4	—	—	10.4
Transfers in (1)	2.9	—	—	—	—	—	8.5	11.4
Transfers out (1)	(12.0)	—	—	—	—	—	—	(12.0)
Purchases	144.3	677.8	6,449.5	164.7	21.6	—	—	7,457.9
Sales	(227.4)	(471.7)	(1,909.8)	(1,143.1)	(9.6)	(14.4)	—	(3,776.0)
Settlements	—	—	(4,315.8)	—	—	—	—	(4,315.8)
Realized and unrealized gains (losses), net	194.0	59.2	261.8	372.9	(26.4)	1.5	0.1	863.1
Balance, end of period	$2,576.9	$1,199.5	$13,775.8	$3,710.0	$3.3	$7.1	$8.6	$21,281.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$214.1	$23.6	$82.6	$(305.3)	$(34.7)	$(0.9)	$0.1	$(20.5)

(1)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,136.4	$15.2	$132.3	$147.7	$16,431.6
Initial consolidation of funds	811.0	—	—	—	811.0
Borrowings	592.6	—	—	8.8	601.4
Paydowns	(673.6)	—	(21.9)	(19.5)	(715.0)
Sales	—	(0.6)	—	—	(0.6)
Realized and unrealized (gains) losses, net	(445.5)	3.2	(25.6)	23.1	(444.8)
Balance, end of period	$16,420.9	$17.8	$84.8	$160.1	$16,683.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$16.5	$(3.9)	$(25.6)	$23.1	$10.1

	Financial Liabilities
	Nine Months Ended September 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$185.9	$122.1	$15,541.8
Initial consolidation of funds	811.0	—	—	—	811.0
Borrowings	3,066.9	—	—	45.5	3,112.4
Paydowns	(2,308.7)	—	(95.6)	(61.4)	(2,465.7)
Sales	—	(3.9)	—	—	(3.9)
Realized and unrealized (gains) losses, net	(369.0)	8.6	(5.5)	53.9	(312.0)
Balance, end of period	$16,420.9	$17.8	$84.8	$160.1	$16,683.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$18.2	$(8.0)	$(5.5)	$53.9	$58.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,019.8	$8.9	$172.2	$—	$15,200.9
Initial consolidation of real estate VIE	—	—	—	123.8	123.8
Borrowings	514.2	—	—	—	514.2
Paydowns	(634.2)	—	(10.4)	—	(644.6)
Sales	—	(5.0)	—	—	(5.0)
Realized and unrealized losses, net	170.8	6.8	9.7	—	187.3
Balance, end of period	$15,070.6	$10.7	$171.5	$123.8	$15,376.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(61.8)	$1.9	$9.7	$—	$(50.2)

	Financial Liabilities
	Nine Months Ended September 30, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$13,656.7	$15.8	$186.7	$—	$13,859.2
Initial consolidation of a real estate VIE	—	—	—	123.8	123.8
Borrowings	2,716.7	—	—	—	2,716.7
Paydowns	(2,042.9)	—	(21.3)	—	(2,064.2)
Sales	—	(5.8)	—	—	(5.8)
Realized and unrealized losses, net	740.1	0.7	6.1	—	746.9
Balance, end of period	$15,070.6	$10.7	$171.5	$123.8	$15,376.6
Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$556.4	$1.7	$6.1	$—	$564.2
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2014:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2014
Assets
Investments of Consolidated Funds:
Equity securities	$2,342.0	Comparable Multiple	LTM EBITDA Multiple	4.8x - 16.7x (12.0x)
	6.6	Comparable Multiple	Book Value Multiple	1.0x -1.0x (1.0x)
	16.9	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $256 ($0)
	20.0	Discounted Cash Flow	Discount Rate	4% - 4% (4%)

Bonds	1,248.8	Consensus Pricing	Indicative Quotes (% of Par)	0 - 134 (101)
Loans	14,592.7	Consensus Pricing	Indicative Quotes (% of Par)	0 - 127 (97)
	224.5	Market Yield Analysis	Market Yield	5% - 16% (11%)
Partnership and LLC interests	3,788.3	NAV of Underlying Fund(1)	N/A	N/A
Other	0.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 4 (2)
	22,240.6
Trading securities and other	3.4	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
	0.3	Discounted Cash Flow	Discount Rate	15% - 15% (15%)
Restricted securities of Consolidated Funds	8.5	Consensus Pricing	Indicative Quotes (% of Par)	85 - 85 (85)
Total	$22,252.8
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,984.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 10% (3%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	33 - 101 (98)
Subordinated notes and preferred shares	1,420.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (10%)
			Default Rates	1% - 4% (2%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	1 - 136 (65)
Combination notes	16.3	Consensus Pricing	Indicative Quotes (% of Par)	98 - 103 (100)
Loans payable of a consolidated real estate VIE	160.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (36%)
			Discount Rate	21% - 31% (24%)
Derivative instruments of Consolidated Funds	17.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 22 (11)
Contingent cash consideration(2)	84.8	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (64%)
			Discount Rate	4% - 18% (14%)
Total	$16,683.6

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2013:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2013
Assets
Investments of Consolidated Funds:
Equity securities	$2,479.6	Comparable Multiple	LTM EBITDA Multiple	5.6x- 15.5x (10.8x)
	169.7	Comparable Multiple	Price Earnings Multiple	17.0x-17.0x (17.0x)
	10.2	Comparable Multiple	Book Value Multiple	1.0x -1.0x (1.0x)
	24.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $250 ($0)
	30.5	Discounted Cash Flow	Discount Rate	5% - 12% (11%)
			Exit Cap Rate	11%-11% (11%)
Bonds	1,249.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 130 (100)
Loans	13,858.6	Consensus Pricing	Indicative Quotes (% of Par)	0 - 158 (98)
	209.2	Market Yield Analysis	Market Yield	5% - 17% (10%)
Partnership and LLC interests	3,815.2	NAV of Underlying Fund(1)	N/A	N/A
Other	2.0	Various	N/A	N/A
	21,848.6
Trading securities and other	5.0	Comparable Multiple	LTM EBITDA Multiple	5.9x - 5.9x (5.9x)
	1.9	Discounted Cash Flow	Discount Rate	7% - 7% (7%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	86 - 86 (86)
Total	$21,864.1
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,910.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	2% - 10% (3%)
			Default Rates	1% - 6% (3%)
			Recovery Rates	50% - 75% (63%)
			Indicative Quotes (% of Par)	40 - 101 (98)
Subordinated notes and preferred shares	1,294.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 25% (16%)
			Default Rates	1% - 6% (2%)
			Recovery Rates	50% - 75% (62%)
			Indicative Quotes (% of Par)	0 - 102 (60)
Combination notes	16.3	Consensus Pricing	Indicative Quotes (% of Par)	93 - 100 (98)
Loans payable of a consolidated real estate VIE	122.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (45%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	13.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 31 (6)
Contingent cash consideration(2)	185.9	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (81%)
			Discount Rate	1% - 32% (17%)
Total	$15,541.8

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

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
The significant unobservable inputs used in the fair value measurement of the Partnership’s contingent consideration are an assumed percentage of total potential contingent payments and discount rates. A significant decrease in the assumed percentage of total potential contingent payments or increase in discount rates in isolation would result in a significantly lower fair value measurement.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$2,799.9	$2,830.4
Global Market Strategies	140.5	167.2
Real Assets	328.1	277.2
Solutions	474.9	378.8
Total	$3,743.4	$3,653.6
Approximately 54% of accrued performance fees at September 30, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Approximately 62% of accrued performance fees at December 31, 2013 are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation, and accrued giveback obligations (see Note 10), which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$(27.1)	$(10.4)
Global Market Strategies	(2.1)	(2.1)
Real Assets	(12.9)	(27.1)
Total	$(42.1)	$(39.6)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Corporate Private Equity	$217.1	$265.6	$981.8	$886.5
Global Market Strategies	(19.4)	(14.8)	91.6	142.4
Real Assets	31.9	24.6	108.8	73.7
Solutions	(42.2)	45.1	168.1	119.4
Total	$187.4	$320.5	$1,350.3	$1,222.0

Approximately 64% ($120.6 million) of performance fees for the three months ended September 30, 2014 are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle U.S. Equity Opportunity Fund, L.P., four of the Partnership’s Corporate Private Equity funds, and Carlyle Realty Partners VI, L.P., one of the Partnership's Real Assets funds, as well as Claren Road's Master Fund and Credit Opportunities Fund and AlpInvest’s Main Fund III Secondary

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments (2006) and Main Fund III Co-Investments (2006). Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle U.S. Equity Opportunity Fund, L.P. and Carlyle Realty Partners VI, L.P., were $(28.5) million, $107.9 million, $142.1 million, $38.4 million and $29.5 million respectively, for the three months ended September 30, 2014. For the three months ended September 30, 2014, total revenue from Claren Road's Master Fund and Credit Opportunities Fund was $(6.0) million and $(7.4) million, respectively, and AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006) collectively was $(75.8) million. The revenue reversal from these AlpInvest vehicles resulted in a corresponding decrease to performance fee compensation expense of $56.9 million and a decrease to the provision for income taxes of $18.9 million, resulting in no net impact to the net income attributable to Carlyle Holdings for this period.
Approximately 66% ($897.2 million) of performance fees for the nine months ended September 30, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P. were $487.8 million and $527.2 million, respectively, for the nine months ended September 30, 2014.
Approximately 79% and 67% ($252.3 million and $814.3 million, respectively) of performance fees for the three and nine months ended September 30, 2013, respectively, were related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P., and Carlyle Global Financial Services Partners, L.P., three of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Global Financial Services Partners, L.P. were $104.4 million, $143.1 million and $37.0 million, respectively, for the three months ended September 30, 2013, and were $327.4 million, $578.5 million and $55.9 million, respectively, for the nine months ended September 30, 2013.
6. Investments
Investments consist of the following:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$972.0	$751.1
Trading securities and other investments	13.2	14.2
Total investments	$985.2	$765.3
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

The sellers also granted the Partnership options to purchase additional interests in NGP. Specifically, the Partnership acquired (1) an option, exercisable by the Partnership between July 1, 2014 and July 1, 2015, to purchase from BNRI the net capital amount that has been contributed by BNRI in the general partner of NGP X entitling the Partnership to an allocation of income equal to 40% of the carried interest received by such fund’s general partner; (2) an option, exercisable by the Partnership from December 20, 2012 until January 1, 2015, to purchase from BNRI additional interests in the general partners

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

of all future carry funds advised by NGP entitling the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners; and (3) an option, exercisable by the Partnership in approximately 13 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.
In May 2014, the Partnership exercised the option to acquire additional interests in the general partners of all future carry funds advised by NGP, which entitles the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners. The exercise price for this option was approximately $35.2 million and is included in the carrying value of the Partnership’s equity-method investments in NGP. In July 2014, the Partnership exercised its option to acquire interests in the general partner of NGP X, which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The exercise price for this option was approximately $61.3 million. The Partnership additionally acquired certain general partner investments in the NGP X fund, for which it paid $16.6 million. As of September 30, 2014, the carrying value of the Partnership's investment in the NGP X general partner attributable to the carried interest allocation was approximately $60.8 million, and the carrying value of the Partnership's general partner investments in the NGP X fund were $23.1 million.
In consideration for these interests and options, the Partnership paid an aggregate of $384.0 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The Partnership will also pay consideration of $7.5 million upon the termination of the investment period of the NGP X fund. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable from 2015 through 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction includes contingent consideration payable to BNRI of up to $183.0 million, which will be payable partly in cash and partly by a promissory note issued by the Partnership, if the performance conditions are met. Based on the commitments raised to date for the NGP Natural Resources XI, L.P. fund ("NGP XI"), it is probable that BNRI will receive a portion of the contingent consideration. Accordingly, as of September 30, 2014, the Partnership has accrued $153.0 million related to this obligation.  The timing of the cash payment and issuance of the promissory note to BNRI is based on the contractual agreement between the Partnership and BNRI, which is currently estimated to be in early 2016.
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
The Partnership records investment income for its equity income allocation from NGP, and also records, as a reduction of investment income, its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Investment earnings	$16.9	$15.8	$46.5	$47.6
Expenses and amortization of basis differences	19.3	19.6	57.6	56.1
Net investment loss	$(2.4)	$(3.8)	$(11.1)	$(8.5)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $156.1 million and $199.6 million as of September 30, 2014 and December 31, 2013, respectively; these differences are amortized over a period of 10 years from the initial investment date.
In October 2014, the investment period for NGP X terminated. Accordingly, the Partnership will pay ECM Capital, L.P. $7.5 million in January 2015 to acquire an additional 7.5% equity interest in NGP Management. As a result of this transaction and the original investment in December 2012, beginning in January 2015, the Partnership will be entitled to an allocation of income equal to 55% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds.
Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investments in NGP Management and certain affiliated entities, typically general partner interests in NGP funds (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Corporate Private Equity	$111.5	$206.5
Global Market Strategies	24.6	25.1
Real Assets	835.9	519.5
Total	$972.0	$751.1
The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of September 30, 2014 and for the nine months then ended, no individual equity method investment held by the Partnership was significant based on the disclosure criteria.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Income from equity investments	$4.3	$6.7	$32.3	$11.6
Income (loss) from trading securities	(0.9)	(1.7)	0.5	4.8
Other investment income	0.4	—	0.8	—
Total	$3.8	$5.0	$33.6	$16.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Corporate Private Equity	$12.1	$12.9	$40.1	$36.1
Global Market Strategies	0.7	0.9	2.4	2.7
Real Assets	(8.5)	(7.1)	(10.2)	(27.2)
Total	$4.3	$6.7	$32.3	$11.6
Trading Securities and Other Investments
Trading securities and other investments as of September 30, 2014 and December 31, 2013 primarily consisted of $13.2 million and $14.2 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.
Investments of Consolidated Funds
During the nine months ended September 30, 2014, the Partnership formed six new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of these CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of September 30, 2014, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $4.3 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Interest income from investments	$217.0	$225.4	$653.0	$677.7
Other income	17.1	76.6	75.5	145.6
Total	$234.1	$302.0	$728.5	$823.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$169.5	$(142.7)	$1,151.4	$1,000.0
(Gains) losses from liabilities of CLOs	(45.3)	60.8	(158.4)	(579.6)
Gains (losses) on other assets of CLOs	1.3	(0.1)	1.5	(0.3)
Total	$125.5	$(82.0)	$994.5	$420.1
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	2014	2013	2014	2013
	(Dollars in millions)
Realized gains (losses)	$248.2	$(138.2)	$1,194.4	$556.3
Net change in unrealized gains (losses)	(78.7)	(4.5)	(43.0)	443.7
Total	$169.5	$(142.7)	$1,151.4	$1,000.0
7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Acquired contractual rights	$849.3	$826.1
Acquired trademarks	5.7	6.9
Accumulated amortization	(396.7)	(290.5)
Finite-lived intangible assets, net	458.3	542.5
Goodwill	48.1	40.3
Intangible assets, net	$506.4	$582.8

The following table summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2014. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2013	$28.0	$12.3	$40.3
Goodwill acquired during the period	—	8.6	8.6
Foreign currency translation	—	(0.8)	(0.8)
Balance as of September 30, 2014	$28.0	$20.1	$48.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As part of the accounting for the acquisition of DGAM, the Partnership recorded $8.6 million of goodwill in the first quarter of 2014. See Note 3 for more information on this acquisition.
During the nine months ended September 30, 2014, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flows. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $30.6 million during the nine months ended September 30, 2014 to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2014.
Intangible asset amortization expense, excluding impairment losses, was $25.1 million and $27.7 million for the three months ended September 30, 2014 and 2013, respectively, and $78.0 million and $91.1 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.
The following table summarizes the estimated amortization expense for 2014 through 2018 and thereafter (Dollars in millions):

2014	$103.4
2015	96.3
2016	81.3
2017	77.5
2018	70.4
Thereafter	112.0
$540.9

8. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of September 30, 2014		As of December 31, 2013
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Term Loan Due 8/09/2018	$25.0	$25.0	$25.0	$25.0
Term Loan (1)	15.9	15.9	17.4	17.4
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.8
5.625% Senior Notes Due 3/30/2043	600.0	606.9	400.0	398.4
	$1,140.9	$1,147.7	$942.4	$940.6

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at September 30, 2014, the interest rate was 1.41%). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014 and expensed $1.9 million of deferred financing costs in interest expense. The remaining outstanding principal amount under the term loan is payable on August 9, 2018. Interest expense under the senior credit facility was not significant for the three months and nine months ended September 30, 2014 and 2013. The fair value of the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

outstanding balances of the term loan and revolving credit facility at September 30, 2014 and December 31, 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
Other Borrowings
On October 3, 2013, the Partnership borrowed €12.6 million ($15.9 million at September 30, 2014) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.83% at September 30, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three and nine months ended September 30, 2014. The fair value of the outstanding balance of the term loan at September 30, 2014 and December 31, 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
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

Interest expense on the notes was $5.0 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively, and $14.9 million and $13.9 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, the fair value of the notes was approximately $514.1 million and $479.6 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.
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
In March 2014, an indirect finance subsidiary of the Partnership issued $200.0 million of 5.625% Senior Notes due March 30, 2043 at 104.315% of par. The net proceeds from the issuance of these notes are being used for general corporate purposes, including investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. These notes were issued as additional 5.625% Senior Notes and will be treated as a single class with the already outstanding $400.0 million aggregate principal amount of these senior notes.
Interest expense on the notes was $8.4 million and $5.6 million for the three months ended September 30, 2014 and 2013, respectively, and $23.1 million and $11.5 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, the fair value of the notes was approximately $680.1 million and $398.1 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest Rate Swaps
The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $462.5 million at September 30, 2014 that amortizes through September 30, 2016.
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
In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $437.5 million at September 30, 2014 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2014.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of September 30, 2014 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.
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
As of September 30, 2014 and December 31, 2013, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,289.9	$14,984.4	1.67%	%	9.17
Subordinated notes and preferred shares	1,359.4	1,420.2	N/A	(a)	7.94
Combination notes	15.0	16.3	N/A	(b)	7.39
Total	$16,664.3	$16,420.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,319.8	$13,910.4	1.41%	%	8.97
Subordinated notes and preferred shares	1,399.3	1,294.0	N/A	(a)	8.18
Combination notes	15.2	16.3	N/A	(b)	8.13
Total	$15,734.3	$15,220.7

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2014 and December 31, 2013, the fair value of the CLO assets was $18.0 billion and $16.9 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended September 30, 2014
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$100.5	$26.2	$184.3	$31.8		$342.8
Change in carrying value	(27.5)	(12.0)	(26.0)	154.9	(a)	89.4
Payments	(20.2)	—	(0.4)	(1.7)		(22.3)
Issuance of The Carlyle Group L.P. common units	—	—	(0.6)	—		(0.6)
Balance, end of period	$52.8	$14.2	$157.3	$185.0		$409.3

	Rollforward For The Nine Months Ended September 30, 2014
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$152.2	$15.7	$148.7	$33.7		$350.3
Change in carrying value	(8.7)	(1.5)	9.6	156.2	(a)	155.6
Payments	(90.7)	—	(0.4)	(4.9)		(96.0)
Issuance of The Carlyle Group L.P. common units	—	—	(0.6)	—		(0.6)
Balance, end of period	$52.8	$14.2	$157.3	$185.0		$409.3

(a) - Refer to Note 6 for information on the contingent consideration payable to BNRI from the strategic investment in NGP.

	Rollforward For The Three Months Ended September 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$141.8	$56.9	$118.0	$30.4		$347.1
Change in carrying value	8.6	1.5	25.5	1.1		36.7
Payments	(9.6)	(2.3)	—	(0.8)		(12.7)
Balance, end of period	$140.8	$56.1	$143.5	$30.7		$371.1

	Rollforward For The Nine Months Ended September 30, 2013
	Amounts payable to the sellers who are senior Carlyle professionals					Total
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance, beginning of period	$158.6	$57.6	$96.2	$28.1		$340.5
Change in carrying value	1.1	0.8	47.3	5.0		54.2
Payments	(18.9)	(2.3)	—	(2.4)		(23.6)
Balance, end of period	$140.8	$56.1	$143.5	$30.7		$371.1

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
The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating (income) expenses in the condensed consolidated statements of operations. Included in the change in carrying value for the three months and nine months ended September 30, 2014 is $153.0 million related to the accrual of contingent consideration payable to BNRI (See Note 6). This amount was capitalized into the carrying value of the Partnership's equity method investment in NGP.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. As of September 30, 2014 and December 31, 2013, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of September 30, 2014 and December 31, 2013.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management:

	As of September 30, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$266.6	$183.0	$449.6	$237.8
Employment-based contingent cash consideration	345.8	45.0	390.8	157.3
Total maximum cash obligations	$612.4	$228.0	$840.4	$395.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Accrued performance fee-related compensation	$1,771.6	$1,661.8
Accrued bonuses	335.0	238.0
Employment-based contingent cash consideration	157.3	148.7
Other	101.6	204.5
Total	$2,365.5	$2,253.0
11. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2014 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,909.1
Global Market Strategies	227.2
Real Assets	802.2
Solutions	38.8
$2,977.3
Of the $3.0 billion of unfunded commitments, approximately $2.7 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.23% weighted-average rate at September 30, 2014). As of September 30, 2014 and December 31, 2013, approximately $8.2 million and $9.0 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2014 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

Other Guarantees
The Partnership has guaranteed payment of giveback obligations, if any, related to one of its Corporate Private Equity funds to the extent the amount of funds reserved for potential giveback obligations is not sufficient to fulfill such obligations. At September 30, 2014 and December 31, 2013, $13.2 million were held in an escrow account and the Partnership believes the likelihood of any material fundings under this guarantee to be remote.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $42.1 million at September 30, 2014, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2014. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $14.4 million and $17.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2014 and December 31, 2013, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $386.5 million and $345.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2014 and December 31, 2013, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.
During the first quarter of 2013, the Partnership repaid $14.0 million of giveback obligations to certain funds. These amounts were funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation. The Partnership had previously recognized these liabilities as unrealized performance fee losses. As a result of the giveback repayments, the Partnership reclassified these amounts to realized performance fee losses for the nine months ended September 30, 2013.
If, at September 30, 2014, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2014 through 2031. These leases are accounted for as operating leases. Rent expense was approximately $13.3 million and $12.5 million for the three months ended September 30, 2014 and 2013, respectively, and $40.0 million and $37.1 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2014	$25.0
2015	65.7
2016	51.3
2017	48.2
2018	43.9
Thereafter	268.5
$502.6
Total minimum rentals to be received in the future under non-cancelable subleases as of September 30, 2014 were $8.8 million.
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $36.1 million and $34.8 million as of September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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
On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once such a consortium had announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” All of Carlyle’s codefendants reached settlement agreements with plaintiffs. To avoid the risk and cost associated with continuing the litigation through trial, Carlyle entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against Carlyle without any admission of liability. The Court granted preliminary approval of all the defendants' settlements, including Carlyle’s, on September 29, 2014. A hearing on final approval of the settlements is scheduled for February 11, 2015. Carlyle Partners IV, L.P. ("CP IV") and its affiliates will bear the costs of the settlement not covered by insurance. As a result, Carlyle's performance fees from CP IV were reduced by $19.3 million.
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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits developed from the CCC insolvency. Some of these lawsuits were dismissed, but two remain, which are described below.
First, in November 2009, another CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Hearings in the case and related to the case have nevertheless taken place on several occasions since that time, most recently in September 2013. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.
Second, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after February 1, 2016. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.
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
CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of September 30, 2014, CEREP I had accrued €75.0 million ($94.7 million as of September 30, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in the condensed consolidated financial statements.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Partnership considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 8.

Termination Costs
Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as well as general, administrative and other expenses in the condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Balance, beginning of period	$9.2	$14.0	$10.6	$13.6
Compensation expense	2.2	0.2	4.4	3.9
Contract termination costs	0.1	(0.3)	0.2	—
Costs paid or settled	(2.0)	(3.2)	(5.7)	(6.8)
Balance, end of period	$9.5	$10.7	$9.5	$10.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$14.4	$17.6
Notes receivable and accrued interest from affiliates	31.5	15.4
Other receivables from unconsolidated funds and affiliates, net	163.5	142.9
Total	$209.4	$175.9
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.19% as of September 30, 2014. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.3	$51.8
Due to non-consolidated affiliates	48.2	130.2
Performance-based contingent cash and equity consideration related to acquisitions	67.0	167.9
Amounts owed under the tax receivable agreement	99.0	33.1
Other	18.3	20.7
Total	$232.8	$403.7
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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.3 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $4.2 million and $7.9 million for the nine months ended September 30, 2014 and 2013, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

13. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. The Partnership’s income tax benefit was $5.9 million for the three months ended September 30, 2014 and income tax expense was $17.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Partnership's income tax expense was $63.9 million and $59.4 million, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2014, the Partnership’s U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2007 to 2013. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
The Partnership does not believe that the outcome of these audits will require it to record additional reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements. The Partnership does not believe that it has any material tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
14. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$7,005.0	$7,354.0
Non-Carlyle interests in majority-owned subsidiaries	251.9	279.6
Non-controlling interest in carried interest and cash held for carried interest distributions	43.7	63.0
Non-controlling interests in consolidated entities	$7,300.6	$7,696.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$333.4	$(0.7)	$1,162.2	$616.9
Non-Carlyle interests in majority-owned subsidiaries	(17.9)	(8.5)	(55.6)	1.9
Non-controlling interest in carried interest and cash held for carried interest distributions	(11.2)	4.4	1.1	24.3
Net income (loss) attributable to other non-controlling interests in consolidated entities	304.3	(4.8)	1,107.7	643.1
Net loss attributable to partners’ capital appropriated for CLOs	(112.5)	(0.5)	(288.1)	(389.5)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(138.6)	(21.3)	(72.2)	187.8
Non-controlling interests in income (loss) of consolidated entities	$53.2	$(26.6)	$747.4	$441.4

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 13,800,000 Carlyle Holdings partnership units in March 2014 (see Note 1).
15. Earnings Per Common Unit
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	66,474,689	66,474,689	61,422,816	61,422,816
Unvested deferred restricted common units	—	5,146,277	—	5,551,876
Contingently issuable Carlyle Holdings Partnership units	—	465,909	—	465,909
Weighted-average common units outstanding	66,474,689	72,086,875	61,422,816	67,440,601

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	47,554,246	47,554,246	45,363,194	45,363,194
Unvested deferred restricted common units	—	2,569,500	—	3,914,608
Contingently issuable Carlyle Holdings Partnership units	—	931,818	—	931,818
Weighted-average common units outstanding	47,554,246	51,055,564	45,363,194	50,209,620
The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units and other common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of September 30, 2014, 809,797 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Vermillion, Metropolitan, and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that September 30, 2014 and 2013 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 228,449,290 and 225,057,658 of vested and unvested Carlyle Holdings partnership units for the three months ended September 30, 2014 and 2013, respectively, were antidilutive, and therefore have been excluded. For the nine months ended September 30, 2014 and 2013, respectively, the incremental 229,987,569 and 226,225,439 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.

Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$25,400,000	$25,400,000	$69,500,000	$69,500,000
Dilution of earnings due to participating securities with distribution rights	(304,000)	(290,600)	(1,077,500)	(1,105,300)
Net income per common unit	$25,096,000	$25,109,400	$68,422,500	$68,394,700
Weighted-average common units outstanding	66,474,689	72,086,875	61,422,816	67,440,601
Net income per common unit	$0.38	$0.35	$1.11	$1.01

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$2,300,000	$2,300,000	$32,800,000	$32,800,000
Dilution of earnings due to participating securities with distribution rights	(216,000)	(211,000)	(231,000)	(223,000)
Net income per common unit	$2,084,000	$2,089,000	$32,569,000	$32,577,000
Weighted-average common units outstanding	47,554,246	51,055,564	45,363,194	50,209,620
Net income per common unit	$0.04	$0.04	$0.72	$0.65
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three and nine months ended September 30, 2014, the Partnership recorded $1.9 million and $6.4 million in equity-based compensation expense associated with these awards, respectively. As of September 30, 2014, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $12.3 million, which is expected to be recognized over a weighted-average term of 1.4 years.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the second quarter of 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the three months ended September 30, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $47.9 million of equity-based compensation expense during the nine months ended September 30, 2013 related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2013. The Partnership recorded equity-based compensation expense associated with these awards of $43.3 million and $58.1 million for the three months ended September 30, 2014 and 2013, respectively, and $148.8 million and $189.6 million for the nine months ended September 30, 2014 and 2013, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of September 30, 2014, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $667.2 million, which is expected to be recognized over a weighted-average term of 3.6 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 5.0% to 15.0% and a per unit discount that generally ranges from 7.5% to 25.0%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $33.9 million and $17.4 million for the three months ended September 30, 2014 and 2013, respectively, with $4.2 million and $2.0 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $105.3 million and $62.0 million for the nine months ended September 30, 2014 and 2013,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

respectively, with $13.1 million and $6.0 million of corresponding deferred tax benefits, respectively. As of September 30, 2014, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $397.2 million, which is expected to be recognized over a weighted-average term of 3.4 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three and nine months ended September 30, 2014 and 2013.
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
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 15.0%. For the three months ended September 30, 2014 and 2013, the Partnership recorded $0.6 million and $0.5 million in equity-based compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying condensed consolidated financial statements. The Partnership recorded $2.4 million and $2.7 million in equity-based compensation expense associated with these awards for the nine months ended September 30, 2014 and 2013, respectively. The tax benefits recognized from these awards was not material during these periods. As of September 30, 2014, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $2.2 million, which is expected to be recognized over a weighted-average term of 0.8 years.
A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2014 and a summary of changes for the nine months ended September 30, 2014, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12
Granted	—	$—	7,867,703	$29.68	—	$—	12,204	$34.81
Vested	8,949,323	$22.00	3,530,572	$24.27	62,263	$21.42	101,839	$22.08
Forfeited	2,096,789	$22.00	1,107,911	$24.93	—	$—	9,114	$23.89
Balance, September 30, 2014	36,156,691	$22.18	19,479,394	$26.12	809,797	$27.19	109,762	$23.42

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
From April 2013 (the time of the first additional investment into Urbplan) through September 30, 2014, $171.2 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (net of gains from related foreign currency forward contracts). The Partnership has funded $40.3 million of the $171.2 million and the remaining $130.9 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended September 30, 2014, $18.4 million was funded to Urbplan, of which the Partnership funded $4.6 million and the senior Carlyle professionals funded $13.8 million indirectly through the Partnership.

At this time, Urbplan is expected to require additional funding of approximately $80 million to $130 million to enable it to continue operations; however, the actual amount of additional funding necessary may exceed this estimate. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 related to Urbplan were as follows:

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$120.1	$110.3
Inventory costs in excess of billings and advances	58.8	70.1
	$178.9	$180.4
Other assets of a consolidated real estate VIE:
Restricted investments	$33.2	$7.0
Fixed assets, net	2.3	2.2
Deferred tax assets	14.2	12.8
Other assets	12.7	38.1
	$62.4	$60.1
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $291.1 and $305.3 as of September 30, 2014 and December 31, 2013, respectively)	$160.1	$122.1
Other liabilities of a consolidated real estate VIE:
Accounts payable	$23.9	$25.4
Other liabilities	57.1	72.3
	$81.0	$97.7

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 related to Urbplan were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$6.0	$15.8
Investment income	7.2	11.4
	$13.2	$27.2
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$8.8	$25.3
Interest expense	8.6	30.3
Change in fair value of loans payable	9.1	35.4
Compensation and benefits	3.0	8.5
G&A and other expenses	8.8	30.0
	$38.3	$129.5
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

value of the receivables includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the balances. Urbplan calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, Urbplan’s customers.
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $210.5 million and $176.1 million of customer advances received as of September 30, 2014 and December 31, 2013, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 55% of the outstanding principal amounts of the loans. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (14.8% to 18.2% as of September 30, 2014); (ii) IGP-M plus a margin of 12.0% (16.9% as of September 30, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.5% to 20.0% as of September 30, 2014). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2014	$26.2
2015	33.9
2016	32.5
2017	26.4
2018	22.9
Thereafter	149.2
$291.1
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2014, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
As of September 30, 2014, Urbplan had outstanding commitments for land development services with an estimated $145.5 million of future costs to be incurred.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three months ended September 30, 2014 and as of and for the nine months ended September 30, 2014:

	Three Months Ended September 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$151.5	$65.6	$55.7	$46.0	$318.8
Portfolio advisory fees, net	3.8	0.2	0.1	—	4.1
Transaction fees, net	17.0	0.2	0.6	—	17.8
Total fund level fee revenues	172.3	66.0	56.4	46.0	340.7
Performance fees
Realized	125.0	11.3	28.4	10.6	175.3
Unrealized	100.8	(10.8)	9.5	(50.9)	48.6
Total performance fees	225.8	0.5	37.9	(40.3)	223.9
Investment income (loss)
Realized	6.4	4.1	(13.2)	—	(2.7)
Unrealized	3.8	(4.3)	6.7	—	6.2
Total investment income (loss)	10.2	(0.2)	(6.5)	—	3.5
Interest and other income	4.7	1.9	1.4	0.5	8.5
Total revenues	413.0	68.2	89.2	6.2	576.6
Segment Expenses
Compensation and benefits
Direct base compensation	67.0	29.9	20.7	20.7	138.3
Indirect base compensation	25.9	6.9	9.9	4.3	47.0
Equity-based compensation	12.9	4.0	5.4	1.5	23.8
Performance fee related
Realized	52.7	6.1	9.9	7.2	75.9
Unrealized	49.4	2.6	8.0	(36.2)	23.8
Total compensation and benefits	207.9	49.5	53.9	(2.5)	308.8
General, administrative, and other indirect expenses	35.5	14.0	21.1	11.5	82.1
Depreciation and amortization expense	2.7	1.0	0.8	0.9	5.4
Interest expense	7.9	2.5	2.6	1.5	14.5
Total expenses	254.0	67.0	78.4	11.4	410.8
Economic Net Income (Loss)	$159.0	$1.2	$10.8	$(5.2)	$165.8
(-) Net Performance Fees	123.7	(8.2)	20.0	(11.3)	124.2
(-) Investment Income (Loss)	10.2	(0.2)	(6.5)	—	3.5
(+) Equity-based Compensation	12.9	4.0	5.4	1.5	23.8
(=) Fee Related Earnings	$38.0	$13.6	$2.7	$7.6	$61.9
(+) Realized Net Performance Fees	72.3	5.2	18.5	3.4	99.4
(+) Realized Investment Income (Loss)	6.4	4.1	(13.2)	—	(2.7)
(=) Distributable Earnings	$116.7	$22.9	$8.0	$11.0	$158.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2014 and the Nine Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$428.5	$192.9	$165.6	$137.4	$924.4
Portfolio advisory fees, net	10.6	0.4	0.6	—	11.6
Transaction fees, net	49.6	0.2	0.7	—	50.5
Total fund level fee revenues	488.7	193.5	166.9	137.4	986.5
Performance fees
Realized	747.4	26.3	38.3	23.5	835.5
Unrealized	237.5	84.3	69.9	150.9	542.6
Total performance fees	984.9	110.6	108.2	174.4	1,378.1
Investment income (loss)
Realized	10.3	6.8	(3.0)	—	14.1
Unrealized	13.2	(1.2)	(35.5)	0.3	(23.2)
Total investment income (loss)	23.5	5.6	(38.5)	0.3	(9.1)
Interest and other income	8.7	4.7	3.3	1.0	17.7
Total revenues	1,505.8	314.4	239.9	313.1	2,373.2
Segment Expenses
Compensation and benefits
Direct base compensation	189.4	83.7	60.7	62.4	396.2
Indirect base compensation	73.4	18.9	35.9	12.1	140.3
Equity-based compensation	30.1	9.9	14.0	3.3	57.3
Performance fee related
Realized	326.4	12.4	10.6	14.0	363.4
Unrealized	122.1	39.0	39.2	121.9	322.2
Total compensation and benefits	741.4	163.9	160.4	213.7	1,279.4
General, administrative, and other indirect expenses	108.6	38.6	52.3	31.3	230.8
Depreciation and amortization expense	8.1	2.9	2.6	2.8	16.4
Interest expense	22.6	7.2	7.3	4.1	41.2
Total expenses	880.7	212.6	222.6	251.9	1,567.8
Economic Net Income	$625.1	$101.8	$17.3	$61.2	$805.4
(-) Net Performance Fees	536.4	59.2	58.4	38.5	692.5
(-) Investment Income (Loss)	23.5	5.6	(38.5)	0.3	(9.1)
(+) Equity-based Compensation	30.1	9.9	14.0	3.3	57.3
(=) Fee Related Earnings	$95.3	$46.9	$11.4	$25.7	$179.3
(+) Realized Net Performance Fees	421.0	13.9	27.7	9.5	472.1
(+) Realized Investment Income (Loss)	10.3	6.8	(3.0)	—	14.1
(=) Distributable Earnings	$526.6	$67.6	$36.1	$35.2	$665.5
Segment assets as of September 30, 2014	$4,010.2	$1,046.0	$1,684.8	$854.1	$7,595.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$131.0	$65.7	$47.3	$37.2	$281.2
Portfolio advisory fees, net	4.7	0.1	0.2	—	5.0
Transaction fees, net	5.7	—	0.2	—	5.9
Total fund level fee revenues	141.4	65.8	47.7	37.2	292.1
Performance fees
Realized	79.1	5.8	12.5	5.7	103.1
Unrealized	182.2	(13.6)	12.1	38.9	219.6
Total performance fees	261.3	(7.8)	24.6	44.6	322.7
Investment income (loss)
Realized	1.6	2.0	(4.3)	—	(0.7)
Unrealized	5.5	3.2	(10.9)	0.1	(2.1)
Total investment income (loss)	7.1	5.2	(15.2)	0.1	(2.8)
Interest and other income	1.5	0.7	0.4	—	2.6
Total revenues	411.3	63.9	57.5	81.9	614.6
Segment Expenses
Compensation and benefits
Direct base compensation	53.9	23.6	17.1	16.8	111.4
Indirect base compensation	27.6	4.6	7.9	1.1	41.2
Equity-based compensation	2.1	0.6	1.2	0.1	4.0
Performance fee related
Realized	34.6	0.8	3.8	2.6	41.8
Unrealized	79.8	3.1	11.1	29.7	123.7
Total compensation and benefits	198.0	32.7	41.1	50.3	322.1
General, administrative, and other indirect expenses	43.7	17.8	12.8	5.7	80.0
Depreciation and amortization expense	3.3	1.2	1.0	0.7	6.2
Interest expense	6.9	2.1	2.2	0.6	11.8
Total expenses	251.9	53.8	57.1	57.3	420.1
Economic Net Income	$159.4	$10.1	$0.4	$24.6	$194.5
(-) Net Performance Fees	146.9	(11.7)	9.7	12.3	157.2
(-) Investment Income (loss)	7.1	5.2	(15.2)	0.1	(2.8)
(+) Equity-based Compensation	2.1	0.6	1.2	0.1	4.0
(=) Fee Related Earnings	$7.5	$17.2	$7.1	$12.3	$44.1
(+) Realized Net Performance Fees	44.5	5.0	8.7	3.1	61.3
(+) Realized Investment Income (loss)	1.6	2.0	(4.3)	—	(0.7)
(=) Distributable Earnings	$53.6	$24.2	$11.5	$15.4	$104.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$348.1	$205.8	$140.7	$76.6	$771.2
Portfolio advisory fees, net	13.7	0.8	0.8	—	15.3
Transaction fees, net	20.1	0.1	2.9	—	23.1
Total fund level fee revenues	381.9	206.7	144.4	76.6	809.6
Performance fees
Realized	442.8	47.8	44.1	9.9	544.6
Unrealized	421.0	73.7	28.2	81.5	604.4
Total performance fees	863.8	121.5	72.3	91.4	1,149.0
Investment income (loss)
Realized	5.1	16.1	(16.6)	—	4.6
Unrealized	10.7	(3.6)	(4.7)	0.1	2.5
Total investment income (loss)	15.8	12.5	(21.3)	0.1	7.1
Interest and other income	4.2	3.3	1.3	0.2	9.0
Total revenues	1,265.7	344.0	196.7	168.3	1,974.7
Segment Expenses
Compensation and benefits
Direct base compensation	158.9	74.2	53.2	34.1	320.4
Indirect base compensation	69.4	14.9	21.8	3.7	109.8
Equity-based compensation	5.9	1.6	3.0	0.3	10.8
Performance fee related
Realized	201.3	17.2	0.5	5.0	224.0
Unrealized	172.2	18.9	37.6	61.9	290.6
Total compensation and benefits	607.7	126.8	116.1	105.0	955.6
General, administrative, and other indirect expenses	124.3	46.8	39.7	13.5	224.3
Depreciation and amortization expense	10.2	3.5	3.3	1.7	18.7
Interest expense	18.5	5.7	6.0	1.7	31.9
Total expenses	760.7	182.8	165.1	121.9	1,230.5
Economic Net Income	$505.0	$161.2	$31.6	$46.4	$744.2
(-) Net Performance Fees	490.3	85.4	34.2	24.5	634.4
(-) Investment Income (Loss)	15.8	12.5	(21.3)	0.1	7.1
(+) Equity-based Compensation	5.9	1.6	3.0	0.3	10.8
(=) Fee Related Earnings	$4.8	$64.9	$21.7	$22.1	$113.5
(+) Realized Net Performance Fees	241.5	30.6	43.6	4.9	320.6
(+) Realized Investment Income (Loss)	5.1	16.1	(16.6)	—	4.6
(=) Distributable Earnings	$251.4	$111.6	$48.7	$27.0	$438.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$576.6	$234.1	$(55.7)	(a)	$755.0
Expenses	$410.8	$283.9	$10.4	(b)	$705.1
Other income	$—	$127.4	$(1.9)	(c)	$125.5
Economic net income	$165.8	$77.6	$(68.0)	(d)	$175.4

	Three Months Ended September 30, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$614.6	$302.0	$(28.5)	(a)	$888.1
Expenses	$420.1	$265.9	$128.7	(b)	$814.7
Other loss	$—	$(86.2)	$4.2	(c)	$(82.0)
Economic net income (loss)	$194.5	$(50.1)	$(153.0)	(d)	$(8.6)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2014 and 2013, and Total Assets as of September 30, 2014:

	September 30, 2014 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,373.2	$728.5	$(60.5)	(a)	$3,041.2
Expenses	$1,567.8	$940.0	$338.9	(b)	$2,846.7
Other income	$—	$996.9	$(2.4)	(c)	$994.5
Economic net income	$805.4	$785.4	$(401.8)	(d)	$1,189.0
Total assets	$7,595.1	$30,264.5	$(193.3)	(e)	$37,666.3

	Nine Months Ended September 30, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,974.7	$823.3	$4.4	(a)	$2,802.4
Expenses	$1,230.5	$867.4	$394.9	(b)	$2,492.8
Other income	$—	$422.6	$(2.5)	(c)	$420.1
Economic net income	$744.2	$378.5	$(393.0)	(d)	$729.7

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest that were included in Revenues in the Partnership’s segment reporting.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$56.3	$76.2	$209.7	$251.4
Acquisition related charges and amortization of intangibles	24.5	94.5	166.6	209.5
Other non-operating (income) expenses	(39.6)	7.6	(14.0)	1.9
Non-Carlyle economic interests in acquired business	11.9	0.1	156.5	123.5
Other adjustments	1.6	(1.8)	2.5	4.8
Elimination of expenses of Consolidated Funds	(44.3)	(47.9)	(182.4)	(196.2)
	$10.4	$128.7	$338.9	$394.9

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) before provision for income taxes	$175.4	$(8.6)	$1,189.0	$729.7
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	56.3	76.2	209.7	251.4
Acquisition related charges and amortization of intangibles	24.5	94.5	166.6	209.5
Other non-operating (income) expenses	(39.6)	7.6	(14.0)	1.9
Net (income) loss attributable to non-controlling interests in Consolidated entities	(53.2)	26.6	(747.4)	(441.4)
Other adjustments(1)	2.4	(1.8)	1.5	(6.9)
Economic Net Income	$165.8	$194.5	$805.4	$744.2
Net performance fees(2)	124.2	157.2	692.5	634.4
Investment income (loss)(2)	3.5	(2.8)	(9.1)	7.1
Equity-based compensation	23.8	4.0	57.3	10.8
Fee Related Earnings	$61.9	$44.1	$179.3	$113.5
Realized performance fees, net of related compensation	99.4	61.3	472.1	320.6
Realized investment income (loss)	(2.7)	(0.7)	14.1	4.6
Distributable Earnings	$158.6	$104.7	$665.5	$438.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1)	Other adjustments were comprised of the following (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Losses associated with debt refinancing activities	$—	$—	$—	$1.9
Severance and lease terminations	2.3	(0.1)	4.6	3.9
Provision (benefit) for income taxes attributable to non-controlling interests in consolidated entities	0.8	—	(1.0)	(11.7)
Other adjustments	(0.7)	(1.7)	(2.1)	(1.0)
	$2.4	$(1.8)	$1.5	$(6.9)

(2)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$176.9	$(1.6)	$175.3
Unrealized	10.5	38.1	48.6
Total performance fees	187.4	36.5	223.9
Performance fee related compensation expense
Realized	78.4	(2.5)	75.9
Unrealized	(14.3)	38.1	23.8
Total performance fee related compensation expense	64.1	35.6	99.7
Net performance fees
Realized	98.5	0.9	99.4
Unrealized	24.8	—	24.8
Total net performance fees	$123.3	$0.9	$124.2
Investment income (loss)
Realized	$(0.5)	$(2.2)	$(2.7)
Unrealized	4.3	1.9	6.2
Investment income (loss)	$3.8	$(0.3)	$3.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$108.6	$(5.5)	$103.1
Unrealized	211.9	7.7	219.6
Total performance fees	320.5	2.2	322.7
Performance fee related compensation expense
Realized	45.4	(3.6)	41.8
Unrealized	113.5	10.2	123.7
Total performance fee related compensation expense	158.9	6.6	165.5
Net performance fees
Realized	63.2	(1.9)	61.3
Unrealized	98.4	(2.5)	95.9
Total net performance fees	$161.6	$(4.4)	$157.2
Investment income (loss)
Realized	$(3.1)	$2.4	$(0.7)
Unrealized	8.1	(10.2)	(2.1)
Total investment income (loss)	$5.0	$(7.8)	$(2.8)

	Nine Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$843.9	$(8.4)	$835.5
Unrealized	506.4	36.2	542.6
Total performance fees	1,350.3	27.8	1,378.1
Performance fee related compensation expense
Realized	368.3	(4.9)	363.4
Unrealized	316.3	5.9	322.2
Total performance fee related compensation expense	684.6	1.0	685.6
Net performance fees
Realized	475.6	(3.5)	472.1
Unrealized	190.1	30.3	220.4
Total net performance fees	$665.7	$26.8	$692.5
Investment income (loss)
Realized	$29.4	$(15.3)	$14.1
Unrealized	4.2	(27.4)	(23.2)
Investment income (loss)	$33.6	$(42.7)	$(9.1)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$564.6	$(20.0)	$544.6
Unrealized	657.4	(53.0)	604.4
Total performance fees	1,222.0	(73.0)	1,149.0
Performance fee related compensation expense
Realized	232.2	(8.2)	224.0
Unrealized	374.5	(83.9)	290.6
Total performance fee related compensation expense	606.7	(92.1)	514.6
Net performance fees
Realized	332.4	(11.8)	320.6
Unrealized	282.9	30.9	313.8
Total net performance fees	$615.3	$19.1	$634.4
Investment income (loss)
Realized	$5.4	$(0.8)	$4.6
Unrealized	11.0	(8.5)	2.5
Total investment income (loss)	$16.4	$(9.3)	$7.1

(3)
Adjustments to performance fees and investment income (loss) relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in each of Claren Road, ESG and Vermillion and, prior to August 1, 2013, the Partnership’s 60% interest in AlpInvest in the segment results.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
19. Subsequent Events
In October 2014, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on November 10, 2014, payable on November 21, 2014.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

20. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2014 and December 31, 2013 and results of operations for the three and nine months ended September 30, 2014 and 2013. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,394.2	$—	$—	$1,394.2
Cash and cash equivalents held at Consolidated Funds	—	1,922.3	—	1,922.3
Restricted cash	64.6	—	—	64.6
Restricted cash and securities of Consolidated Funds	—	14.9	—	14.9
Accrued performance fees	3,759.1	—	(15.7)	3,743.4
Investments	1,148.8	—	(163.6)	985.2
Investments of Consolidated Funds	—	27,880.9	1.0	27,881.9
Due from affiliates and other receivables, net	224.4	—	(15.0)	209.4
Due from affiliates and other receivables of Consolidated Funds, net	—	443.4	—	443.4
Receivables and inventory of a consolidated real estate VIE	178.9	—	—	178.9
Fixed assets, net	67.3	—	—	67.3
Deposits and other	54.0	3.0	—	57.0
Other assets of a consolidated real estate VIE	62.4	—	—	62.4
Intangible assets, net	506.4	—	—	506.4
Deferred tax assets	135.0	—	—	135.0
Total assets	$7,595.1	$30,264.5	$(193.3)	$37,666.3
Liabilities and partners’ capital
Loans payable	$40.9	$—	$—	$40.9
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.9	—	—	606.9
Loans payable of Consolidated Funds	—	16,560.4	(139.5)	16,420.9
Loans payable of a consolidated real estate VIE at fair value (principal amount of $291.1)	160.1	—	—	160.1
Accounts payable, accrued expenses and other liabilities	437.5	—	(52.4)	385.1
Accrued compensation and benefits	2,365.5	—	—	2,365.5
Due to affiliates	232.5	0.7	(0.4)	232.8
Deferred revenue	261.8	1.3	—	263.1
Deferred tax liabilities	116.3	—	—	116.3
Other liabilities of Consolidated Funds	—	1,582.9	(48.1)	1,534.8
Other liabilities of a consolidated real estate VIE	81.0	—	—	81.0
Accrued giveback obligations	51.5	—	(9.4)	42.1
Total liabilities	4,853.9	18,145.3	(249.8)	22,749.4
Redeemable non-controlling interests in consolidated entities	9.5	5,006.2	4.3	5,020.0
Partners’ capital	544.8	(61.7)	61.7	544.8
Accumulated other comprehensive income (loss)	(20.4)	4.9	(4.8)	(20.3)
Partners’ capital appropriated for Consolidated Funds	—	164.8	(4.7)	160.1
Non-controlling interests in consolidated entities	295.6	7,005.0	—	7,300.6
Non-controlling interests in Carlyle Holdings	1,911.7	—	—	1,911.7
Total partners’ capital	2,731.7	7,113.0	52.2	9,896.9
Total liabilities and partners’ capital	$7,595.1	$30,264.5	$(193.3)	$37,666.3

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$354.6	$—	$(47.2)	$307.4
Performance fees
Realized	179.1	—	(2.2)	176.9
Unrealized	(4.3)	—	14.8	10.5
Total performance fees	174.8	—	12.6	187.4
Investment income (loss)
Realized	1.6	—	(2.1)	(0.5)
Unrealized	5.0	—	(0.7)	4.3
Investment income (loss)	6.6	—	(2.8)	3.8
Interest and other income	9.6	—	(0.5)	9.1
Interest and other income of Consolidated Funds	—	234.1	—	234.1
Revenue of a consolidated real estate VIE	13.2	—	—	13.2
Total revenues	558.8	234.1	(37.9)	755.0
Expenses
Compensation and benefits
Base compensation	190.7	—	—	190.7
Equity-based compensation	79.7	—	—	79.7
Performance fee related
Realized	78.4	—	—	78.4
Unrealized	(14.3)	—	—	(14.3)
Total compensation and benefits	334.5	—	—	334.5
General, administrative and other expenses	117.9	—	(0.5)	117.4
Interest	14.4	—	—	14.4
Interest and other expenses of Consolidated Funds	—	283.9	(43.8)	240.1
Interest and other expenses of a consolidated real estate VIE	38.3	—	—	38.3
Other non-operating income	(39.6)	—	—	(39.6)
Total expenses	465.5	283.9	(44.3)	705.1
Other income
Net investment gains of Consolidated Funds	—	127.4	(1.9)	125.5
Income before provision for income taxes	93.3	77.6	4.5	175.4
Benefit for income taxes	(5.9)	—	—	(5.9)
Net income	99.2	77.6	4.5	181.3
Net income (loss) attributable to non-controlling interests in consolidated entities	(28.9)	—	82.1	53.2
Net income attributable to Carlyle Holdings	128.1	77.6	(77.6)	128.1
Net income attributable to non-controlling interests in Carlyle Holdings	102.7	—	—	102.7
Net income attributable to The Carlyle Group L.P.	$25.4	$77.6	$(77.6)	$25.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,023.3	$—	$(138.3)	$885.0
Performance fees
Realized	859.3	—	(15.4)	843.9
Unrealized	515.9	—	(9.5)	506.4
Total performance fees	1,375.2	—	(24.9)	1,350.3
Investment income (loss)
Realized	34.8	—	(5.4)	29.4
Unrealized	(1.2)	—	5.4	4.2
Investment income (loss)	33.6	—	—	33.6
Interest and other income	18.7	—	(2.1)	16.6
Interest and other income of Consolidated Funds	—	728.5	—	728.5
Revenue of a consolidated real estate VIE	27.2	—	—	27.2
Total revenues	2,478.0	728.5	(165.3)	3,041.2
Expenses
Compensation and benefits
Base compensation	615.8	—	—	615.8
Equity-based compensation	262.9	—	—	262.9
Performance fee related
Realized	368.3	—	—	368.3
Unrealized	316.3	—	—	316.3
Total compensation and benefits	1,563.3	—	—	1,563.3
General, administrative and other expenses	369.2	—	1.2	370.4
Interest	41.1	—	—	41.1
Interest and other expenses of Consolidated Funds	—	940.0	(183.6)	756.4
Interest and other expenses of a consolidated real estate VIE	129.5	—	—	129.5
Other non-operating income	(14.0)	—	—	(14.0)
Total expenses	2,089.1	940.0	(182.4)	2,846.7
Other income
Net investment gains of Consolidated Funds	—	996.9	(2.4)	994.5
Income before provision for income taxes	388.9	785.4	14.7	1,189.0
Provision for income taxes	63.9	—	—	63.9
Net income	325.0	785.4	14.7	1,125.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(52.7)	—	800.1	747.4
Net income attributable to Carlyle Holdings	377.7	785.4	(785.4)	377.7
Net income attributable to non-controlling interests in Carlyle Holdings	308.2	—	—	308.2
Net income attributable to The Carlyle Group L.P.	$69.5	$785.4	$(785.4)	$69.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$302.6	$—	$(44.7)	$257.9
Performance fees
Realized	111.3	—	(2.7)	108.6
Unrealized	210.7	—	1.2	211.9
Total performance fees	322.0	—	(1.5)	320.5
Investment income (loss)
Realized	(8.8)	—	5.7	(3.1)
Unrealized	(6.3)	—	14.4	8.1
Total investment income	(15.1)	—	20.1	5.0
Interest and other income	2.7	—	—	2.7
Interest and other income of Consolidated Funds	—	302.0	—	302.0
Total revenues	612.2	302.0	(26.1)	888.1
Expenses
Compensation and benefits
Base compensation	204.2	—	—	204.2
Equity-based compensation	78.7	—	—	78.7
Performance fee related
Realized	45.4	—	—	45.4
Unrealized	113.5	—	—	113.5
Total compensation and benefits	441.8	—	—	441.8
General, administrative and other expenses	135.6	—	0.8	136.4
Interest	11.7	—	—	11.7
Interest and other expenses of Consolidated Funds	—	265.9	(48.7)	217.2
Other non-operating expense	7.6	—	—	7.6
Total expenses	596.7	265.9	(47.9)	814.7
Other income (loss)
Net investment losses of Consolidated Funds	—	(86.2)	4.2	(82.0)
Income (loss) before provision for income taxes	15.5	(50.1)	26.0	(8.6)
Provision for income taxes	17.9	—	—	17.9
Net loss	(2.4)	(50.1)	26.0	(26.5)
Net loss attributable to non-controlling interests in consolidated entities	(2.5)	—	(24.1)	(26.6)
Net income (loss) attributable to Carlyle Holdings	0.1	(50.1)	50.1	0.1
Net loss attributable to non-controlling interests in Carlyle Holdings	(2.2)	—	—	(2.2)
Net income (loss) attributable to The Carlyle Group L.P.	$2.3	$(50.1)	$50.1	$2.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$862.6	$—	$(131.1)	$731.5
Performance fees
Realized	570.9	—	(6.3)	564.6
Unrealized	702.4	—	(45.0)	657.4
Total performance fees	1,273.3	—	(51.3)	1,222.0
Investment income (loss)
Realized	3.8	—	1.6	5.4
Unrealized	(9.5)	—	20.5	11.0
Total investment income	(5.7)	—	22.1	16.4
Interest and other income	9.2	—	—	9.2
Interest and other income of Consolidated Funds	—	823.3	—	823.3
Total revenues	2,139.4	823.3	(160.3)	2,802.4
Expenses
Compensation and benefits
Base compensation	556.3	—	—	556.3
Equity-based compensation	257.0	—	—	257.0
Performance fee related
Realized	232.2	—	—	232.2
Unrealized	374.5	—	—	374.5
Total compensation and benefits	1,420.0	—	—	1,420.0
General, administrative and other expenses	365.9	—	2.2	368.1
Interest	33.8	—	—	33.8
Interest and other expenses of Consolidated Funds	—	867.4	(198.4)	669.0
Other non-operating expense	1.9	—	—	1.9
Total expenses	1,821.6	867.4	(196.2)	2,492.8
Other income (loss)
Net investment gains of Consolidated Funds	—	422.6	(2.5)	420.1
Income before provision for income taxes	317.8	378.5	33.4	729.7
Provision for income taxes	59.4	—	—	59.4
Net income	258.4	378.5	33.4	670.3
Net income attributable to non-controlling interests in consolidated entities	29.5	—	411.9	441.4
Net income attributable to Carlyle Holdings	228.9	378.5	(378.5)	228.9
Net income attributable to non-controlling interests in Carlyle Holdings	196.1	—	—	196.1
Net income attributable to The Carlyle Group L.P.	$32.8	$378.5	$(378.5)	$32.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Cash flows from operating activities
Net income	$325.0	$258.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	125.4	131.1
Equity-based compensation	262.9	257.0
Excess tax benefits related to equity-based compensation	(2.5)	(1.9)
Non-cash performance fees	(536.5)	(793.6)
Other non-cash amounts	20.8	9.6
Investment income	3.1	30.4
Purchases of investments and trading securities	(271.2)	(154.7)
Proceeds from the sale of investments and trading securities	521.9	240.8
Payments of contingent consideration	(57.9)	—
Change in deferred taxes, net	11.6	28.3
Change in due from affiliates and other receivables	(3.0)	(30.0)
Change in receivables and inventory of a consolidated real estate VIE	3.0	—
Change in deposits and other	(11.4)	5.0
Change in other assets of a consolidated real estate VIE	(0.9)	—
Change in accounts payable, accrued expenses and other liabilities	(35.6)	26.5
Change in accrued compensation and benefits	189.1	477.7
Change in due to affiliates	(71.1)	46.6
Change in other liabilities of a consolidated real estate VIE	(13.2)	—
Change in deferred revenue	203.1	137.1
Net cash provided by operating activities	662.6	668.3
Cash flows from investing activities
Change in restricted cash	65.3	(45.2)
Purchases of fixed assets, net	(15.1)	(18.8)
Acquisitions, net of cash acquired	(3.1)	—
Net cash provided by (used in) investing activities	47.1	(64.0)
Cash flows from financing activities
Repayments under credit facility	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1
Payments on loans payable	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(15.9)	—
Payments of contingent consideration	(38.1)	(23.6)
Excess tax benefits related to equity-based compensation	2.5	1.9
Distributions to common unitholders	(91.9)	(52.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(446.8)	(331.1)
Contributions from non-controlling interest holders	117.3	94.4
Distributions to non-controlling interest holders	(102.2)	(70.9)
Net proceeds from issuance of common units, net of offering costs	449.5	—
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	(7.1)
Change in due to/from affiliates financing activities	(47.9)	43.0
Net cash used in financing activities	(266.1)	(317.3)
Effect of foreign exchange rate changes	(16.0)	1.6
Increase in cash and cash equivalents	427.6	288.6
Cash and cash equivalents, beginning of period	966.6	567.1
Cash and cash equivalents, end of period	$1,394.2	$855.7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 23 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2014, our Corporate Private Equity segment had approximately $64 billion in AUM and approximately $42 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 68 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds and a mutual fund. As of September 30, 2014, our Global Market Strategies segment had approximately $39 billion in AUM and approximately $35 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our 10 U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes seven NGP management fee funds and three carry funds advised by NGP. As of September 30, 2014, our Real Assets segment had approximately $46 billion in AUM and approximately $28 billion in Fee-earning AUM.

•
Solutions — Our Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 100 fund of funds vehicles. On July 1, 2011, we acquired a 60% interest in AlpInvest; on August 1, 2013 we acquired the remaining 40% equity interest in AlpInvest. On November 1, 2013, we acquired Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), one of the largest managers of indirect investments in global real estate, which manages 26 fund of funds vehicles. Additionally, on February 3, 2014, we acquired Diversified Global Asset Management Corporation (“DGAM”), a global manager of fund of hedge funds vehicles, which manages 15 fund of funds vehicles. As of September 30, 2014, our Solutions segment had approximately $54 billion in AUM and approximately $35 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, mutual fund and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of September 30, 2014. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds vehicles, mutual fund and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$14.6 bn	1999-2014	CRP VII	$1.7 bn	2014
CP V	$13.7 bn	2007	Europe	€6.9 bn	2005-2014	CRP VI	$2.3 bn	2010
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
CP III	$3.9 bn	2000	U.S.	$1.2 bn	2011	CRP IV	$950 mm	2004
CP II	$1.3 bn	1994	Global Market Strategies Carry Funds			CRP III	$564 mm	2000
Global Financial Services Partners			Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
CGFSP II	$1.0 bn	2011	(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CGFSP I	$1.1 bn	2008	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
Carlyle Europe Partners			CMP I	$436 mm	2004	CEREP I	€427 mm	2002
CEP IV	€1.3 bn	2014	Carlyle Strategic Partners			Carlyle Asia Real Estate Partners
CEP III	€5.3 bn	2006	(Distressed)			CAREP II	$486 mm	2008
CEP II	€1.8 bn	2003	CSP III	$703 mm	2011	Carlyle Realty Credit Partners (U.S.)
Carlyle Asia Partners			CSP II	$1.4 bn	2007	CRCP I	$197 mm	2011
CAP IV	$3.9 bn	2012	CSP I	$211 mm	2004	Natural Resources Funds
CBPF	RMB 2.2bn	2010	Carlyle Energy Mezzanine			Infrastructure Carry Fund
CAP III	$2.6 bn	2008	Opportunities Fund			CIP I	$1.1 bn	2006
CAP II	$1.8 bn	2006	CEMOF I	$1.4 bn	2010	Power Carry Funds
CAP I	$750 mm	1999	Hedge Funds and Other Vehicles (1)			CPP II	$301 mm	2014
Carlyle Japan Partners			Long/Short Credit			CPOCP	$280 mm	2013
CJP III	¥57.3 bn	2013	Claren Road			International Energy Carry Fund
CJP II	¥165.6 bn	2006	Opportunities Fund	$3.0 bn	2008	CIEP	$2.1 bn	2013
CJP I	¥50.0 bn	2001	Claren Road			NGP Energy Carry Funds
Carlyle Mexico Partners			Master Fund	$5.4 bn	2006	NGP XI	$1.2 bn	2014
Mexico	$134 mm	2005	Emerging Markets Strategies			NGP X(3)	$3.6 bn	2012
Carlyle MENA Partners			Cross Border Equity Master Fund	$3.6 bn	2002	NGP Agribusiness Carry Fund
MENA I	$471 mm	2007	Emerging Sovereign Group - Various	$1.7 bn	2002	NGP Agribusiness	$402 mm	2013
Carlyle South American Buyout Fund			Commodities			NGP Management Fee Funds
CSABF I	$776 mm	2009	Vermillion - Various	$1.4 bn	2005-2014	Various (4)	$8.1 bn	2004-2007
Carlyle Sub-Saharan Africa Fund			Quantitative Strategies			Legacy Energy Carry Funds
CSSAF I	$698 mm	2012	Various	$86 mm	2014	Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Business Development Companies (2)			Energy IV	$6.0 bn	2007
CPF I	$308 mm	2012	Carlyle GMS Finance, Inc.	$523 mm	2013	Energy III	$3.8 bn	2005
Growth Carry Funds			NF Investment Corp	$133 mm	2013	Energy II	$1.1 bn	2002
Carlyle U.S. Venture/Growth Partners						Carlyle/Riverstone Renewable Energy
CEOF I	$1.1 bn	2011	Solutions			Renew II	$3.4 bn	2008
CUSGF III	$605 mm	2006	AlpInvest			Renew I	$685 mm	2005
CVP II	$602 mm	2001	Fund of Private Equity Funds
Carlyle Europe Technology Partners			42 vehicles	€39.0 bn	2000-2014
CETP III	€286 mm	2014	Secondary Investments
CETP II	€522 mm	2007	30 vehicles	€9.9 bn	2000-2014
CETP I	€222 mm	2005	Co-Investments
Carlyle Asia Venture/Growth Partners			28 vehicles	€11.1 bn	2000-2014
CAGP IV	$1.0 bn	2008	Metropolitan Real Estate
CAGP III	$680 mm	2005	Real Estate Fund of Funds
Carlyle Cardinal Ireland			26 vehicles	$2.7 bn	2003-2014
CCI	€292 mm	2014	Diversified Global Asset Management (1)
			Fund of Hedge Funds
			15 vehicles	$3.2 bn	2004-2014
Note: All funds are closed-end and amounts shown represent total capital commitments as of September 30, 2014, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)	Open-ended hedge funds, a mutual fund and other pooled vehicles. Amounts represent AUM across all products as of September 30, 2014.

(2)	Amounts represent gross assets as of September 30, 2014.

(3)
NGP X was previously reported as an NGP management fee fund. As of September 30, 2014, it will be reported as a carry fund due to Carlyle's exercise on July 1, 2014 of its option to acquire general partner interests in NGP X which entitles Carlyle to an allocation of income equal to 40% of the carried interest received by NGP X's general partner.

(4)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

Although we believe the underlying fundamentals of the global economy continue to improve, concerns about the strength of the global economy, the spread of the Ebola virus, less accommodative monetary policy, geopolitical tensions and already high valuations combined to trigger a sell-off in risk assets during the third quarter and into the beginning of the fourth quarter.  Between June 30, 2014 and October 15, 2014, the MSCI World and EuroStoxx 600 indexes fell by nearly 8%, with the S&P 500 and MSCI Emerging Markets indexes dropping by about 5% over the same period.  The VIX index - a measure of option-implied volatility of the S&P 500 over the next thirty days - increased from 11.5 on June 30, 2014 to 26 on October 15, 2014.  The option-adjusted spread on BB corporate credit widened during the quarter by nearly 100 basis points to 3.41% as of October 15, 2014 while the spreads on B-rated corporate credit widened by more than 150 basis points to nearly 5% as of October 15, 2014.  The third quarter was a particularly volatile period for hedge funds, with the industry losing 1.22% in September 2014 alone.  Despite this third quarter market volatility, the value of Carlyle’s carry fund portfolio increased by approximately 3% during the third quarter as our private portfolio appreciated 6% in the aggregate while our public portfolio declined in value by 4%. The asset-weighted hedge fund performance of our reported funds was (2.1)% for the quarter ended September 30, 2014, and subsequently declined further after markets closed on September 30, 2014.

The turmoil in risk assets also led to a sharp decline in Treasury yields and forward interest rates during the quarter.  The yield on the 10-year Treasury fell from 2.5% at the end of June to a low of 2% in mid-October.  Forward interest rates also declined during this period, with the Eurodollar futures contracts suggesting that market participants expect the 90-day LIBOR to rise to just 0.67% in December 2015, down from its June 30 expectation of 0.93%.  The decline in interest rates came despite the release on September 18, 2014 of an addendum to the Federal Open Market Committee September policy statement announcing the Fed’s intention to complete asset purchases in October 2015 and to begin raising the fed funds rate next year.  In anticipation of rising interest rates and the possibility of market volatility or weakness, we have encouraged our investment professionals to take advantage of favorable financing and refinancing terms over the past several months.  We have not yet seen significant negative developments in the availability of or rates on financing for our buyout transactions, but have continued to advise our investment professionals to take advantage of low rate financing in light of these market developments.

The decline in U.S. yields was preceded by sharp declines in the yields on German and French government debt, with the 10-year German and French yields declining to just 0.76% and 1.13%, respectively. In October, the International Monetary Fund estimated that the global economy would expand by 3.3% in 2014, which was down 0.5% from their April 2014 estimate and down 0.7% from their April 2014 forecast.  Much of the decline was tied to the slowdown in emerging market economies where growth is now expected to average 4.4% in 2014, down from 5.3% as forecast in April 2013.

It is difficult to determine if recent volatility in the markets will continue, and, if so, what impact it will have on our diverse portfolio. Depending on short term market conditions and regulatory reviews, exits could accelerate above our expectations or they could be delayed. Lower valuations while potentially adversely impacting our existing portfolio, could also improve investment opportunities for our funds.

During the third quarter, we invested $3.7 billion in new and existing investments in our carry funds that met our investment criteria and strategic objectives.  We also capitalized on continuing high asset values and, as an opportunistic seller, realized proceeds of $4.5 billion in 146 investments and 38 funds during the quarter. While there can be no assurance that these exit and investment trends will continue, we remain focused on maximizing the value of our portfolio for our fund investors and our business.
Recent Transactions
In October 2014, the Board of Directors of our general partner declared a quarterly distribution of $0.16 per common unit to common unit holders of record at the close of business on November 10, 2014, payable on November 21, 2014.

Consolidation of Certain Carlyle Funds and Variable Interest Entities
Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 15% of our AUM as of September 30, 2014; 13% and 14% of our fund management fees for the three months and nine months ended September 30, 2014, respectively; approximately 15% of our fund management fees for the three and nine months ended September 30, 2013; approximately 7% and 2% of our performance fees for the three months and nine months ended September 30, 2014, respectively; and less than 1% and approximately 4% of our performance fees during the three and nine months ended September 30, 2013.
We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of September 30, 2014, our consolidated CLOs held approximately $18 billion of total assets and comprised 60% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of September 30, 2014, our consolidated AlpInvest fund of funds vehicles had approximately $7 billion of total assets and comprised 23% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of September 30, 2014 relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of September 30, 2014, our unaudited condensed consolidated financial statements included approximately $241 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.
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
Fund Management Fees. Fund management fees include (i) management fees and (ii) transaction and portfolio advisory fees. Management fees are fees we earn for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Management fees are based on (a) third parties’ capital commitments to our investment funds, (b) third parties’ remaining capital invested in our investment funds at cost or at the lower of cost or aggregate remaining fair value, (c) gross assets, excluding cash and cash equivalents, (d) for the private equity and real estate fund of funds vehicles following the expiration of the commitment period or weighted-average investment period of such vehicles, the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments, (e) the total par amount of assets for our CLOs and the aggregate principal amount of the notes of our other structured products, or (f) the net asset value (“NAV”) of certain of our investment funds, as described in our unaudited condensed consolidated financial statements. Additionally, management fees include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date.
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
Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Our mutual fund will generally pay management fees of 0.75% per year of daily net asset value. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs and other structured products typically range from 0.15% to 1.00% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs/structured products and credit opportunities funds are governed by indentures and collateral management agreements.
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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of September 30, 2014, were approximately 14% of total management fees recognized during the three months and nine months ended September 30, 2014, respectively. Management fees attributable to CP VI were approximately 15% of total management fees recognized during the three months ended September 30, 2013. Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund with approximately $8.5 billion of Fee-earning AUM as of September 30, 2014, were approximately 12% of total management fees recognized during the nine months ended September 30, 2013. No other fund generated over 10% of total management fees in the periods presented.
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally approximate 80% of the fund's portion of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase relative to historical levels.
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
Performance fees for the three months ended September 30, 2014, and related AUM, were generated from the following funds:

•	$124.7 million from Carlyle Europe Partners III, L.P. (“CEP III”) (with total AUM of approximately $7.5 billion),
•$90.0 million from CP V (with total AUM of approximately $15.2 billion),

•	$29.6 million from Carlyle U.S. Equity Opportunity Fund, L.P. ("CEOF") (with total AUM of approximately $1.3 billion),
•$25.2 million from Carlyle Realty Partners VI, L.P. ("CRP VI") (with total AUM of approximately $2.8 billion),
•$(31.6) million from Carlyle Partners IV, L.P. ("CP IV") (with total AUM of approximately $2.4 billion),
•$(23.0) million from the Claren Road Master Fund (with total AUM of approximately $5.4 billion),
•$(18.5) million from the Claren Road Credit Opportunities fund (with total AUM of approximately $3.0 billion), and

•
$(75.8) million collectively from AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006) (with total AUM of approximately $3.5 billion). The performance fee reversal resulted in a corresponding decrease to performance fee compensation expense of $56.9 million and a decrease to the provision for income taxes of $18.9 million, resulting in no net impact to the net income attributable to Carlyle Holdings for that period.

Performance fees from CEP III and CP V were $467.7 million and $429.5 million, respectively, for the nine months ended September 30, 2014. No other fund generated over 10% of performance fees during the three months and nine months ended September 30, 2014.
Performance fees from CP V, CP IV, and Carlyle Global Financial Services Partners, L.P. ("CGFSP I") were $121.9 million, $97.5 million, and $32.9 million, respectively, for the three months ended September 30, 2013. Performance fees from

CP V and CP IV were $467.9 million and $303.6 million, respectively, for the nine months ended September 30, 2013. No other fund generated over 10% of performance fees during those periods.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2014 and 2013, the reversals of performance fees were $268.2 million and $68.4 million, respectively. For the nine months ended September 30, 2014 and 2013, the reversals of performance fees were $232.0 million and $25.8 million, respectively.
As of September 30, 2014, accrued performance fees and accrued giveback obligations were approximately $3.7 billion and $42.1 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2014 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at September 30, 2014, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be $1.1 billion. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.”
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2014 (amounts in millions):

	As of September 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Solutions	Total
Consolidated Results
Level I	$10,370	$7,700	$6,634	$644	$25,348
Level II	650	848	722	1,314	3,534
Level III	29,612	22,308	24,473	34,753	111,146
Total Fair Value	40,632	30,856	31,829	36,711	140,028
Other Net Asset Value	194	6,620	(590)	(38)	6,186
Total AUM, Excluding Available Capital Commitments	40,826	37,476	31,239	36,673	146,214
Available Capital Commitments	22,753	1,448	14,541	17,613	56,355
Total AUM	$63,579	$38,924	$45,780	$54,286	$202,569
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of individuals with previous valuation experience reporting to our chief financial officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in U.S. GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation sub-committees, which are comprised of the respective fund head, segment head, interim chief financial officer and chief accounting officer, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, interim chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer and director of internal audit. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
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
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization and foreign currency transactions.

We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. Also, our utilization of third parties to assist in fundraising will cause general, administrative and other expenses to increase in periods of significant fundraising. We also expect to incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued as well as related to our global compliance efforts. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.

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

Income Taxes. The Carlyle Holdings partnerships and their subsidiaries primarily operate as pass-through entities for U.S. income tax purposes and record a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. is subject to additional entity-level taxes that are reflected in our consolidated financial statements.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2014, our U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2007 to 2013. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.

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

(a)
for substantially all carry funds and certain co-investment vehicles where the investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and certain carry funds advised by NGP, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)
for substantially all carry funds and certain co-investment vehicles where the investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and certain carry funds advised by NGP where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

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

(d)
the net asset value of our mutual fund or external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic fund of hedge funds vehicles and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2014	2013
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$40,846	$40,139
Fee-earning AUM based on invested capital (2)	40,629	44,175
Fee-earning AUM based on collateral balances, at par (3)	17,512	17,029
Fee-earning AUM based on net asset value (4)	17,039	13,479
Fee-earning AUM based on lower of cost or fair value and other (5)	24,188	23,102
Balance, End of Period	$140,214	$137,924

(1)	Reflects limited partner capital commitments where the investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles.

(5)	Includes funds with fees based on gross asset value.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$145,649	$132,024	$139,949	$123,121
Acquisitions	—	—	2,894	—
Inflows, including Fee-paying Commitments (1)	3,133	6,488	12,917	23,365
Outflows, including Distributions (2)	(4,973)	(2,862)	(13,945)	(11,894)
Subscriptions, net of Redemptions (3)	208	423	608	1,179
Changes in CLO collateral balances (4)	195	(76)	1,528	728
Market Appreciation/(Depreciation) (5)	(457)	(41)	43	929
Foreign Exchange and other (6)	(3,541)	1,968	(3,780)	496
Balance, End of Period	$140,214	$137,924	$140,214	$137,924

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds and fund of funds vehicles outside the investment period, weighted-average investment period, or commitment fee period and capital invested in our business development companies.

(2)
Outflows represent limited partner distributions from our carry funds, NGP management fee funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period, or commitment fee period has expired and distributions from our business development companies.

(3)	Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles.

(4)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(5)
Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds, mutual fund and fund of hedge funds vehicles, and realized and unrealized gains (losses) on portfolio investments in our carry funds and fund of funds vehicles based on the lower of cost or fair value.

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

(c)	the net asset value (pre-redemptions and subscriptions), of our long/short credit emerging markets, multi-product macroeconomic fund of hedge funds vehicles, mutual fund and other hedge funds; and

(d)	the gross assets (including assets acquired with leverage) of our business development companies.
Our carry funds are closed-ended funds and investors are generally not able to redeem their interests under the fund partnership agreements.
We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and carry funds that are advised by NGP. Although we include all capital commitments to NGP XI in our assets under management calculation, we will only include invested capital for NGP XI in our Fee-earning AUM calculation until early 2016 when we will be entitled to charge management fees based on commitments less realized and written-off investments. In addition, our Solutions segment includes certain assets under consulting relationships. Fee-earning AUM and AUM only include those assets which earn a material fee.
For our carry funds, co-investment vehicles, fund of funds vehicles, and NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
Available Capital
Available capital, commonly known as “dry powder,” for our carry funds, fund of funds vehicles, and NGP management fee funds refer to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$56,314	$146,431	$202,745	$52,018	$136,792	$188,810
Acquisitions	—	—	—	—	2,993	2,993
Commitments (1)	4,555	—	4,555	16,034	—	16,034
Capital Called, net (2)	(4,635)	4,475	(160)	(13,158)	13,186	28
Distributions (3)	1,199	(6,920)	(5,721)	2,599	(25,103)	(22,504)
Subscriptions, net of Redemptions (4)	—	288	288	—	751	751
Changes in CLO collateral balances (5)	—	1,245	1,245	—	2,703	2,703
Market Appreciation/(Depreciation) (6)	—	3,253	3,253	—	17,395	17,395
Foreign Exchange and other (7)	(1,078)	(2,558)	(3,636)	(1,138)	(2,503)	(3,641)
Balance, End of Period	$56,355	$146,214	$202,569	$56,355	$146,214	$202,569

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

(2)
Represents capital called by our carry funds, NGP management fee funds and fund of funds vehicles, net of fund fees and expenses and investments in our business development companies. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)
Represents distributions from our carry funds. NGP management fee funds and fund of funds vehicles, net of amounts recycled and distributions from our business development companies. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles

(5)	Represents the change in the aggregate collateral balance and principal cash and principal notes at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund and fund of hedge funds vehicles.

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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2014 and September 30, 2013. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed six new CLOs throughout 2013 and six new CLOs in 2014 and have consolidated those CLOs beginning on their respective closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented. In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$307.4	$257.9	$885.0	$731.5
Performance fees
Realized	176.9	108.6	843.9	564.6
Unrealized	10.5	211.9	506.4	657.4
Total performance fees	187.4	320.5	1,350.3	1,222.0
Investment income (loss)
Realized	(0.5)	(3.1)	29.4	5.4
Unrealized	4.3	8.1	4.2	11.0
Total investment income	3.8	5.0	33.6	16.4
Interest and other income	9.1	2.7	16.6	9.2
Interest and other income of Consolidated Funds	234.1	302.0	728.5	823.3
Revenue of a consolidated real estate VIE	13.2	—	27.2	—
Total revenues	755.0	888.1	3,041.2	2,802.4
Expenses
Compensation and benefits
Base compensation	190.7	204.2	615.8	556.3
Equity-based compensation	79.7	78.7	262.9	257.0
Performance fee related
Realized	78.4	45.4	368.3	232.2
Unrealized	(14.3)	113.5	316.3	374.5
Total compensation and benefits	334.5	441.8	1,563.3	1,420.0
General, administrative and other expenses	117.4	136.4	370.4	368.1
Interest	14.4	11.7	41.1	33.8
Interest and other expenses of Consolidated Funds	240.1	217.2	756.4	669.0
Interest and other expenses of a consolidated real estate VIE	38.3	—	129.5	—
Other non-operating (income) expenses	(39.6)	7.6	(14.0)	1.9
Total expenses	705.1	814.7	2,846.7	2,492.8
Other income (loss)
Net investment gains (losses) of Consolidated Funds	125.5	(82.0)	994.5	420.1
Income (loss) before provision for income taxes	175.4	(8.6)	1,189.0	729.7
Provision (benefit) for income taxes	(5.9)	17.9	63.9	59.4
Net income (loss)	181.3	(26.5)	1,125.1	670.3
Net income (loss) attributable to non-controlling interests in consolidated entities	53.2	(26.6)	747.4	441.4
Net income attributable to Carlyle Holdings	128.1	0.1	377.7	228.9
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	102.7	(2.2)	308.2	196.1
Net income attributable to The Carlyle Group L.P.	$25.4	$2.3	$69.5	$32.8
Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.38	$0.04	$1.11	$0.72
Diluted	$0.35	$0.04	$1.01	$0.65
Weighted-average common units
Basic	66,474,689	47,554,246	61,422,816	45,363,194
Diluted	72,086,875	51,055,564	67,440,601	50,209,620

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues
Total revenues were $755.0 million for the three months ended September 30, 2014, a decrease of 15% over total revenues for the three months ended September 30, 2013 of $888.1 million. The decrease in revenues was primarily attributable to a decrease in performance fees of $133.1 million and a decrease in interest and other income of consolidated funds of $67.9 million for the three months ended September 30, 2014 as compared to 2013. These decreases were partially offset by increases in fund management fees of $49.5 million and revenue of a consolidated real estate VIE of $13.2 million.
Fund Management Fees. Fund management fees increased $49.5 million, or 19%, to $307.4 million for the three months ended September 30, 2014 as compared to 2013. In addition, fund management fees from consolidated funds increased $2.5 million for the three months ended September 30, 2014 as compared to 2013. These fees are eliminated upon consolidation of these funds.
The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $55.9 million of incremental management fees from the commencement of the investment period during 2013 and 2014 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period, approximately $9.5 million of additional management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively, and approximately $5.4 million of increased management fees from greater assets under management in ESG and Claren Road. Offsetting those increases were decreases in management fees of approximately $22.5 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, and approximately $2.0 million in decreased management fees from lower assets under management in Vermillion.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $21.9 million and $10.9 million for the three months ended September 30, 2014 and 2013, respectively. The $11.0 million increase in transaction and portfolio advisory fees resulted primarily from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2013.
Performance Fees. Performance fees for the three months ended September 30, 2014 were $187.4 million compared to $320.5 million for the three months ended September 30, 2013. In addition, performance fees from consolidated funds decreased $14.1 million for the three months ended September 30, 2014 as compared to 2013. These fees eliminate upon consolidation. The decrease in performance fees is primarily due to reversals of accrued hedge fund incentive fees that had been generated earlier in the year.  In the third quarter of 2014, substantially all accrued hedge fund incentive fees generated earlier in 2014 were reversed, resulting in a decrease in performance fees of approximately $76.7 million for the three months ended September 30, 2014.  Additionally, Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, moved out of a carry position in the third quarter of 2014, resulting in a reversal of performance fees of approximately $75.8 million (which was entirely offset by decreases to performance fee compensation expense and the provision for income taxes). Concerns about the global economy and already high valuations triggered a sell-off in risk assets during the third quarter and into the beginning of the fourth quarter. The turmoil in risk assets also led to a sharp decline in Treasury yields and forward interest rates. Market volatility resulted in a decline in the valuations of our public carry fund portfolio of 4% in the three months ended September 30, 2014 while our private carry fund portfolio appreciated 6% for an aggregate of 3% for the three months ended September 30, 2014 as compared to 4% for the three months ended September 30, 2013.
Approximately $217.1 million and $265.6 million of performance fees for the three months ended September 30, 2014 and 2013, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended September 30, 2014 and 2013 were $(19.4) million and $(14.8) million for the Global Market Strategies segment, $31.9 million and $24.6 million for the Real Assets segment, and $(42.2) million and $45.1 million for the Solutions segment, respectively. Further, approximately $120.6 million of our performance fees for the three months ended September 30, 2014 were related to CEP III, CP V, CEOF, CRP VI, CP IV, the Claren Road Master Fund, the Claren Road Credit Opportunities Fund, and AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006), while $219.4 million of our performance fees for the three months ended September 30, 2013 were related to CP V and CP IV. See “— Key Financial Measures — Revenues — Performance Fees” for information on the allocation of performance fees derived from the AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.

Investment Income. Investment income of $3.8 million for the three months ended September 30, 2014 decreased $1.2 million over investment income of $5.0 million for the three months ended September 30, 2013. The decrease relates primarily to investment losses on certain European real estate investments, which were partially offset by higher investment income from investments in our U.S. growth capital funds and European buyout funds. In addition, investment income from Consolidated Funds increased $22.9 million for the three months ended September 30, 2014 as compared to 2013, which was due primarily to the absence in 2014 of $28.5 million of net losses in the third quarter of 2013 from investments in Urbplan through the consolidated Carlyle vehicle. This income is eliminated upon consolidation.
Interest and Other Income. Interest and other income increased $6.4 million to $9.1 million for the three months ended September 30, 2014, as compared to $2.7 million for 2013.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $234.1 million for the three months ended September 30, 2014, a decrease of $67.9 million from $302.0 million for the three months ended September 30, 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease during these periods is due primarily to lower dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds in 2014 as compared to 2013. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $13.2 million for the three months ended September 30, 2014. This balance reflects revenue earned for land development services of approximately $6.0 million and investment income earned on Urbplan’s investments of approximately $7.2 million. The Partnership began consolidating Urbplan on September 30, 2013.
Expenses
Expenses were $705.1 million for the three months ended September 30, 2014, a decrease of $109.6 million from $814.7 million for the three months ended September 30, 2013. The decrease primarily is due to decreases in total compensation and benefits, other non-operating expenses and general, administrative and other expenses, which decreased $107.3 million, $47.2 million, and $19.0 million, respectively. These decreases were partially offset by increases in interest and other expenses of a consolidated real estate VIE and interest and other expenses of consolidated funds, which increased $38.3 million and $22.9 million, respectively.
Total compensation and benefits for the three months ended September 30, 2014 decreased $107.3 million, or 24%, from $441.8 million for the three months ended September 30, 2013 to $334.5 million for the three months ended September 30, 2014. The decrease in total compensation and benefits primarily reflects a decrease in performance fee related compensation expense of $94.8 million and a decrease in base compensation expense of $13.5 million.
Compensation and Benefits. Base compensation and benefits decreased $13.5 million, or 7%, for the three months ended September 30, 2014 as compared to 2013, which primarily relates to decreased expense associated with employment-related contingent consideration arrangements from hedge fund acquisitions of approximately $50.1 million as compared to 2013 as a result of updated assumptions used to determine the expected payment of the contingent consideration. Also contributing to the overall decrease was a lower level of fundraising costs for the third quarter of 2014 as compared to 2013 of approximately $8.0 million. These decreases were partially offset by increased headcount, promotions, and estimated bonuses as well as incremental compensation from the addition of professionals associated with the Partnership’s acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively.
Equity-based compensation increased $1.0 million for the three months ended September 30, 2014 as compared to 2013. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014. In 2013, there was also an increase of $13.8 million of compensation expense associated with modifications to the vesting terms of certain awards as well as $2.7 million of compensation expense associated with the unvested common units issued in conjunction with the AlpInvest acquisition in 2013.

Performance fee related compensation expense decreased $94.8 million for the three months ended September 30, 2014 as compared to 2013. Performance fee related compensation as a percentage of performance fees was 34% and 50% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the percentage of performance fee related compensation expense from 2013 to 2014 was due primarily to the significant performance fee reversals from our private equity fund of funds vehicles in 2014 as compared to 2013 (which have a higher percentage of performance fee related compensation as compared to other carry funds).

General, Administrative and Other Expenses. General, administrative and other expenses decreased $19.0 million for the three months ended September 30, 2014 as compared to 2013. This decrease was driven primarily by a net decrease of $14.8 million of impairment losses that reduced the carrying value of certain intangible assets to their estimated values and a $12.7 million decrease in expense associated with external fundraising costs. These decreases were partially offset by increases in amortization expense from the acquired intangible assets from Metropolitan and DGAM in 2013 and 2014, respectively, as well as increases in information technology expenses, professional fees, and expenses from the change in value of the liability for the tax receivable agreement.
Interest. Interest expense for the three months ended September 30, 2014 was $14.4 million, an increase of $2.7 million from 2013. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $22.9 million for the three months ended September 30, 2014 as compared to 2013. This increase relates primarily to the six new CLOs formed throughout 2013 and the six new CLOs formed in 2014. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $38.3 million for the three months ended September 30, 2014. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense inclusive of the fair value adjustment on Urbplan loans ($17.7 million), costs associated with land development services ($8.8 million), general and administrative expenses ($8.8 million), and compensation and benefits ($3.0 million). The Partnership began consolidating Urbplan on September 30, 2013.
Other Non-operating (Income) Expense. Other non-operating income of $39.6 million for the three months ended September 30, 2014 compares to other non-operating expense of $7.6 million for the three months ended September 30, 2013. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During the three months ended September 30, 2014, our hedge funds experienced negative performance and substantially all accrued performance fees were reversed. As a result, we updated the assumptions in the probability-weighted discounted cash flow models to estimate the fair value of the contingent consideration and recognized a decrease in value of the liability which resulted in a corresponding increase in non-operating income. These same cash flow assumptions were used to evaluate potential impairment of acquired intangible assets (see General, Administrative, and Other Expenses section above).
Generally, the contingent consideration associated with the Partnership’s acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership’s liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership’s original financial forecast at acquisition, the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches.

Net Investment Gains of Consolidated Funds
For the three months ended September 30, 2014, net investment gains of Consolidated Funds were $125.5 million, as compared to net investment losses of $82.0 million for the three months ended September 30, 2013. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are:

	Three Months Ended September 30,
	2014	2013
	(Dollars in millions)
Realized gains (losses)	$248.2	$(138.2)
Net change in unrealized losses	(78.7)	(4.5)
Total gains (losses)	169.5	(142.7)
(Gains) losses from liabilities of CLOs	(45.3)	60.8
Gains (losses) on other assets of CLOs	1.3	(0.1)
Total	$125.5	$(82.0)
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains (losses) for the three months ended September 30, 2014 and 2013 were due primarily to net investment gains (losses) attributable to the consolidated AlpInvest fund of funds vehicles of $367.7 million and $(13.9) million, respectively, net investment losses attributable to the consolidated hedge funds of $(130.7) million and $(12.1) million, respectively, net investment losses attributable to other consolidated funds of $(0.3) million and $(25.4) million, and the net depreciation of CLOs of $111.2 million and $30.6 million, respectively.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $53.2 million for the three months ended September 30, 2014 as compared to a net loss of $26.6 million for the three months ended September 30, 2013. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests.
For the three months ended September 30, 2014, the net income of our Consolidated Funds was approximately $77.6 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, partially offset by net losses on the consolidated hedge funds and the consolidated CLOs. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $333.4 million for the three months ended September 30, 2014. The net income was partially offset by net losses from the consolidated hedge funds and consolidated CLOs of $143.1 million and $112.7 million, respectively, for the three months ended September 30, 2014. The CLOs’ investments depreciated in value and the fair value of the CLOs’ liabilities appreciated, thereby creating a net loss for this period.
The net loss of our Consolidated Funds was approximately $50.1 million for the three months ended September 30, 2013. This loss was substantially due to the losses from our consolidated hedge funds and our other consolidated funds. The net losses from our consolidated hedge funds and our other consolidated funds were approximately $22.8 million and $27.0 million, respectively, for the three months ended September 30, 2013.
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $25.4 million for the three months ended September 30, 2014 as compared to $2.3 million for the three months ended September 30, 2013. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 21% and 16% as of September 30, 2014 and 2013, respectively). For the three months ended September 30, 2014 and 2013, the net income attributable to Carlyle Holdings was $128.1 million and $0.1 million, respectively. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $(2.4) million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues
Total revenues were $3,041.2 million for the nine months ended September 30, 2014, an increase of 9% over total revenues for the nine months ended September 30, 2013 of $2,802.4 million. The increase in revenues was primarily attributable to an increase in fund management fees of $153.5 million, an increase in performance fees of $128.3 million, an increase in revenue of a consolidated real estate VIE of $27.2 million, and an increase in investment income of $17.2 million for the nine months ended September 30, 2014 as compared to 2013. These increases were partially offset by a decrease in interest and other income of consolidated funds of $94.8 million for the nine months ended September 30, 2014 as compared to 2013.
Fund Management Fees. Fund management fees increased $153.5 million, or 21%, to $885.0 million for the nine months ended September 30, 2014 as compared to 2013. In addition, fund management fees from consolidated funds increased $7.2 million for the nine months ended September 30, 2014 as compared to 2013. These fees are eliminated upon consolidation of these funds.
The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $193.9 million of incremental management fees from the commencement of the investment period during 2013 and 2014 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period, approximately $33.3 million of increased management fees from greater assets under management in ESG, Claren Road, and AlpInvest, and approximately $27.6 million of additional management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Offsetting those increases were decreases in management fees of approximately $98.5 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $13.1 million in decreased management fees from lower assets under management in Vermillion, and approximately $7.4 million in decreased management fees resulting from the liquidation of certain CLOs during 2013.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $62.1 million and $38.4 million for the nine months ended September 30, 2014 and 2013, respectively. The $23.7 million increase in transaction and portfolio advisory fees resulted from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2013.
Performance Fees. Performance fees for the nine months ended September 30, 2014 were $1,350.3 million compared to $1,222.0 million for the nine months ended September 30, 2013. In addition, performance fees from consolidated funds decreased $26.4 million for the nine months ended September 30, 2014 as compared to 2013. The performance fees from consolidated funds eliminate upon consolidation. The increased performance fees recorded in the nine months ended September 30, 2014 and 2013 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 14% and 13% in total remaining value during the nine months ended September 30, 2014 and 2013, respectively. The increase in the fair value of the investments was driven primarily by asset performance and operating projections and to a lesser extent from increases in market comparables. Additionally, the investments in the AlpInvest fund of funds vehicles appreciated 24% and 13% during the nine months ended September 30, 2014 and 2013, respectively. The increases in performance fees for the nine months ended September 30, 2014 as compared to 2013 were partially offset by decreases in performance fees from our hedge funds. For the nine months ended September 30, 2013, we recognized approximately $152.8 million of performance fees from our hedge funds, whereas performance fees for 2014 were not significant. Our private carry fund portfolio appreciated 16% during the nine months ended September 30, 2014 while our public carry fund portfolio appreciated 9% combining for the aggregate 14% appreciation during the nine months ended September 30, 2014 as compared to 13% for the nine months ended September 30, 2013. Concerns about the global economy and already high valuations triggered a sell-off in risk assets during the third quarter and into the beginning of the fourth quarter. The turmoil in risk assets also led to a sharp decline in Treasury yields and forward interest rates.

Approximately $981.8 million and $886.5 million of performance fees for the nine months ended September 30, 2014 and 2013, respectively, were generated by our Corporate Private Equity segment. Performance fees for the nine months ended September 30, 2014 and 2013 were $91.6 million and $142.4 million for the Global Market Strategies segment, $108.8 million and $73.7 million for the Real Assets segment, and $168.1 million and $119.4 million for the Solutions segment, respectively. Further, approximately $897.2 million of our performance fees for the nine months ended September 30, 2014 were related to

CP V and CEP III, while $771.4 million of our performance fees for the nine months ended September 30, 2013 were related to CP V and CP IV. See “— Key Financial Measures — Revenues — Performance Fees” for information on the allocation of performance fees derived from the AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.
Investment Income. Investment income of $33.6 million for the nine months ended September 30, 2014 increased $17.2 million over investment income of $16.4 million for the nine months ended September 30, 2013. The increase relates primarily to an investment gain of $22.5 million associated with the sale of a European real estate investment during the nine months ended September 30, 2014. In addition, investment losses from Consolidated Funds decreased $22.1 million for the nine months ended September 30, 2014 as compared to 2013, which was primarily due to $32.0 million of net investment losses in the nine months ended September 30, 2013 from investments in Urbplan through the consolidated Carlyle vehicle. The income from Consolidated Funds is eliminated upon consolidation.
Interest and Other Income. Interest and other income increased $7.4 million to $16.6 million for the nine months ended September 30, 2014, as compared to $9.2 million for 2013.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $728.5 million for the nine months ended September 30, 2014, a decrease of $94.8 million from $823.3 million for the nine months ended September 30, 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease during these periods is due primarily to lower interest and dividend income recognized by the consolidated fund of funds vehicles in 2014 as compared to 2013. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $27.2 million for the nine months ended September 30, 2014. This balance reflects revenue earned for land development services of approximately $15.8 million and investment income earned on Urbplan’s investments of approximately $11.4 million. The Partnership began consolidating Urbplan on September 30, 2013.

Expenses

Expenses were $2,846.7 million for the nine months ended September 30, 2014, an increase of $353.9 million from $2,492.8 million for the nine months ended September 30, 2013. The increase primarily is due to increases in total compensation and benefits, interest and other expenses of a consolidated real estate VIE, and interest and other expenses of consolidated funds, which increased $143.3 million, $129.5 million, and $87.4 million, respectively.

Total compensation and benefits for the nine months ended September 30, 2014 increased $143.3 million, or 10%, from $1,420.0 million for the nine months ended September 30, 2013 to $1,563.3 million for the nine months ended September 30, 2014. The increase in total compensation and benefits reflects an increase in performance fee related compensation expense of $77.9 million, an increase in base compensation expense of $59.5 million, and an increase in equity-based compensation expense of $5.9 million.

Compensation and Benefits. Base compensation and benefits increased $59.5 million, or 11%, for the nine months ended September 30, 2014 as compared to 2013, which primarily relates to increased headcount, promotions, and estimated bonuses. Additionally, the increase was due to incremental compensation from the addition of professionals associated with the Partnership’s acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Offsetting these increases was decreased expense associated with employment-related contingent consideration arrangements from hedge fund acquisitions of approximately $42.9 million as a result of updated assumptions used to determine the expected payment of the contingent consideration.

Equity-based compensation increased $5.9 million for the nine months ended September 30, 2014 as compared to 2013. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014. The increase was partially offset by lower expense in 2014 as compared to 2013 related to the expense recognized on vesting for the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested during the period.

Performance fee related compensation expense increased $77.9 million for the nine months ended September 30, 2014 as compared to 2013. Performance fee related compensation as a percentage of performance fees was 51% and 50% for the nine months ended September 30, 2014 and 2013, respectively.
General, Administrative and Other Expenses. General, administrative and other expenses increased $2.3 million for the nine months ended September 30, 2014 as compared to 2013. This increase was driven primarily from an increase in impairment losses of $9.8 million and higher professional fees in 2014 as compared to 2013. These increases were offset by lower fundraising costs.
Interest. Interest expense for the nine months ended September 30, 2014 was $41.1 million, an increase of $7.3 million from 2013. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively. The increase in interest expense from 2013 to 2014 was partially offset by $1.9 million of expense recorded in 2013 related to deferred financing costs expensed upon the early extinguishment of debt.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $87.4 million for the nine months ended September 30, 2014 as compared to 2013. This increase relates primarily to the six new CLOs formed throughout 2013 and the six new CLOs formed in 2014. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $129.5 million for the nine months ended September 30, 2014. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense inclusive of the fair value adjustment on Urbplan loans ($65.7 million), costs associated with land development services ($25.3 million), general and administrative expenses ($30.0 million), and compensation and benefits ($8.5 million). The Partnership began consolidating Urbplan on September 30, 2013.
Other Non-operating (Income) Expense. Other non-operating income of $14.0 million for the nine months ended September 30, 2014 compares to other non-operating expense of $1.9 million for the nine months ended September 30, 2013. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During the nine months ended September 30, 2014, the overall estimated fair value of the contingent consideration associated with the Partnership’s hedge fund acquisitions decreased; the overall decrease was due primarily to updated assumptions in the probability-weighted discounted cash flow models used to estimate the fair value.
Generally, the contingent consideration associated with the Partnership’s acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership’s liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership’s original financial forecast at acquisition, the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches.

Net Investment Gains of Consolidated Funds
For the nine months ended September 30, 2014, net investment gains of Consolidated Funds were $994.5 million, as compared to gains of $420.1 million for the nine months ended September 30, 2013. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains (losses) of consolidated funds for the respective periods are:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Realized gains	$1,194.4	$556.3
Net change in unrealized gains (losses)	(43.0)	443.7
Total gains	1,151.4	1,000.0
Losses from liabilities of CLOs	(158.4)	(579.6)
Gains (losses) on other assets of CLOs	1.5	(0.3)
Total	$994.5	$420.1
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the nine months ended September 30, 2014 and 2013 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $1,245.4 million and $648.0 million, respectively, net investment gains attributable to the consolidated hedge funds of $0.1 million and $265.9 million, respectively, net investment losses attributable to the other consolidated funds of $(8.7) million and $(32.4) million, respectively, and the net depreciation of CLOs of $242.3 million and $461.4 million, respectively.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $747.4 million for the nine months ended September 30, 2014 compared to $441.4 million for the nine months ended September 30, 2013. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests.
For the nine months ended September 30, 2014, the net income of our Consolidated Funds was approximately $785.4 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $1,159.2 million for the nine months ended September 30, 2014. The net income was partially offset by net losses from the consolidated CLOs and hedge funds of $287.6 million and $78.3 million, respectively, for the nine months ended September 30, 2014. The CLOs’ investments depreciated in value and the fair value of the CLOs’ liabilities appreciated, thereby creating a net loss for this period.

The net income of our Consolidated Funds was approximately $378.5 million for the nine months ended September 30, 2013. This income was substantially due to the income from the consolidated AlpInvest fund of funds vehicles and our hedge funds. The net income from the consolidated AlpInvest fund of funds vehicles and the hedge funds was approximately $619.7 million and $184.6 million, respectively, for the nine months ended September 30, 2013. The net income was partially offset by net losses from the consolidated CLOs of $391.1 million for the nine months ended September 30, 2013.
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $69.5 million and $32.8 million for the nine months ended September 30, 2014 and 2013, respectively. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 21% and 16% as of September 30, 2014 and 2013, respectively). For the nine months ended September 30, 2014 and 2013, the net income attributable to Carlyle Holdings was $377.7 million and $228.9 million, respectively. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $(5.7) million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively.
Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and nine months ended September 30, 2014 and 2013. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effects of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grant issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$318.8	$281.2	$924.4	$771.2
Portfolio advisory fees, net	4.1	5.0	11.6	15.3
Transaction fees, net	17.8	5.9	50.5	23.1
Total fund level fee revenues	340.7	292.1	986.5	809.6
Performance fees
Realized	175.3	103.1	835.5	544.6
Unrealized	48.6	219.6	542.6	604.4
Total performance fees	223.9	322.7	1,378.1	1,149.0
Investment income (loss)
Realized	(2.7)	(0.7)	14.1	4.6
Unrealized	6.2	(2.1)	(23.2)	2.5
Total investment income (loss)	3.5	(2.8)	(9.1)	7.1
Interest and other income	8.5	2.6	17.7	9.0
Total revenues	576.6	614.6	2,373.2	1,974.7
Segment Expenses
Compensation and benefits
Direct base compensation	138.3	111.4	396.2	320.4
Indirect base compensation	47.0	41.2	140.3	109.8
Equity-based compensation	23.8	4.0	57.3	10.8
Performance fee related
Realized	75.9	41.8	363.4	224.0
Unrealized	23.8	123.7	322.2	290.6
Total compensation and benefits	308.8	322.1	1,279.4	955.6
General, administrative, and other indirect expenses	82.1	80.0	230.8	224.3
Depreciation and amortization expense	5.4	6.2	16.4	18.7
Interest expense	14.5	11.8	41.2	31.9
Total expenses	410.8	420.1	1,567.8	1,230.5
Economic Net Income	$165.8	$194.5	$805.4	$744.2
(-) Net Performance Fees	124.2	157.2	692.5	634.4
(-) Investment Income (Loss)	3.5	(2.8)	(9.1)	7.1
(+) Equity-based Compensation	23.8	4.0	57.3	10.8
(=) Fee Related Earnings	$61.9	$44.1	$179.3	$113.5
(+) Realized Net Performance Fees	99.4	61.3	472.1	320.6
(+) Realized Investment Income (Loss)	(2.7)	(0.7)	14.1	4.6
(=) Distributable Earnings	$158.6	$104.7	$665.5	$438.7

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Income (loss) before provision for income taxes	$175.4	$(8.6)	$1,189.0	$729.7
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	56.3	76.2	209.7	251.4
Acquisition related charges and amortization of intangibles	24.5	94.5	166.6	209.5
Other non-operating (income) expenses	(39.6)	7.6	(14.0)	1.9
Net (income) loss attributable to non-controlling interests in Consolidated entities	(53.2)	26.6	(747.4)	(441.4)
Other adjustments(1)	2.4	(1.8)	1.5	(6.9)
Economic Net Income	$165.8	$194.5	$805.4	$744.2
Net performance fees(2)	124.2	157.2	692.5	634.4
Investment income (loss)(2)	3.5	(2.8)	(9.1)	7.1
Equity-based compensation	23.8	4.0	57.3	10.8
Fee Related Earnings	$61.9	$44.1	$179.3	$113.5
Realized performance fees, net of related compensation	99.4	61.3	472.1	320.6
Realized investment income (loss)	(2.7)	(0.7)	14.1	4.6
Distributable Earnings	$158.6	$104.7	$665.5	$438.7

(1)	– Other adjustments were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Losses associated with debt refinancing activities	$—	$—	$—	$1.9
Severance and lease terminations	2.3	(0.1)	4.6	3.9
Provision (benefit) for income taxes attributable to non-controlling interests in consolidated entities	0.8	—	(1.0)	(11.7)
Other adjustments	(0.7)	(1.7)	(2.1)	(1.0)
	$2.4	$(1.8)	$1.5	$(6.9)

(2)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$176.9	$(1.6)	$175.3
Unrealized	10.5	38.1	48.6
Total performance fees	187.4	36.5	223.9
Performance fee related compensation expense
Realized	78.4	(2.5)	75.9
Unrealized	(14.3)	38.1	23.8
Total performance fee related compensation expense	64.1	35.6	99.7
Net performance fees
Realized	98.5	0.9	99.4
Unrealized	24.8	—	24.8
Total net performance fees	$123.3	$0.9	$124.2
Investment income (loss)
Realized	$(0.5)	$(2.2)	$(2.7)
Unrealized	4.3	1.9	6.2
Investment income (loss)	$3.8	$(0.3)	$3.5

	Three Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$108.6	$(5.5)	$103.1
Unrealized	211.9	7.7	219.6
Total performance fees	320.5	2.2	322.7
Performance fee related compensation expense
Realized	45.4	(3.6)	41.8
Unrealized	113.5	10.2	123.7
Total performance fee related compensation expense	158.9	6.6	165.5
Net performance fees
Realized	63.2	(1.9)	61.3
Unrealized	98.4	(2.5)	95.9
Total net performance fees	$161.6	$(4.4)	$157.2
Investment income (loss)
Realized	$(3.1)	$2.4	$(0.7)
Unrealized	8.1	(10.2)	(2.1)
Total investment income (loss)	$5.0	$(7.8)	$(2.8)

	Nine Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$843.9	$(8.4)	$835.5
Unrealized	506.4	36.2	542.6
Total performance fees	1,350.3	27.8	1,378.1
Performance fee related compensation expense
Realized	368.3	(4.9)	363.4
Unrealized	316.3	5.9	322.2
Total performance fee related compensation expense	684.6	1.0	685.6
Net performance fees
Realized	475.6	(3.5)	472.1
Unrealized	190.1	30.3	220.4
Total net performance fees	$665.7	$26.8	$692.5
Investment income (loss)
Realized	$29.4	$(15.3)	$14.1
Unrealized	4.2	(27.4)	(23.2)
Investment income (loss)	$33.6	$(42.7)	$(9.1)

	Nine Months Ended September 30, 2013
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$564.6	$(20.0)	$544.6
Unrealized	657.4	(53.0)	604.4
Total performance fees	1,222.0	(73.0)	1,149.0
Performance fee related compensation expense
Realized	232.2	(8.2)	224.0
Unrealized	374.5	(83.9)	290.6
Total performance fee related compensation expense	606.7	(92.1)	514.6
Net performance fees
Realized	332.4	(11.8)	320.6
Unrealized	282.9	30.9	313.8
Total net performance fees	$615.3	$19.1	$634.4
Investment income (loss)
Realized	$5.4	$(0.8)	$4.6
Unrealized	11.0	(8.5)	2.5
Total investment income (loss)	$16.4	$(9.3)	$7.1

(3)
Adjustments to performance fees and investment income relate to amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, and amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in each of Claren Road, ESG and Vermillion and Carlyle’s 60% economic interest in AlpInvest (for periods prior to August 1, 2013), in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$159.0	$159.4	$625.1	$505.0
Global Market Strategies	1.2	10.1	101.8	161.2
Real Assets	10.8	0.4	17.3	31.6
Solutions	(5.2)	24.6	61.2	46.4
Economic Net Income (Loss)	$165.8	$194.5	$805.4	$744.2
Distributable Earnings
Corporate Private Equity	$116.7	$53.6	$526.6	$251.4
Global Market Strategies	22.9	24.2	67.6	111.6
Real Assets	8.0	11.5	36.1	48.7
Solutions	11.0	15.4	35.2	27.0
Distributable Earnings	$158.6	$104.7	$665.5	$438.7

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$151.5	$131.0	$428.5	$348.1
Portfolio advisory fees, net	3.8	4.7	10.6	13.7
Transaction fees, net	17.0	5.7	49.6	20.1
Total fund level fee revenues	172.3	141.4	488.7	381.9
Performance fees
Realized	125.0	79.1	747.4	442.8
Unrealized	100.8	182.2	237.5	421.0
Total performance fees	225.8	261.3	984.9	863.8
Investment income
Realized	6.4	1.6	10.3	5.1
Unrealized	3.8	5.5	13.2	10.7
Total investment income	10.2	7.1	23.5	15.8
Interest and other income	4.7	1.5	8.7	4.2
Total revenues	413.0	411.3	1,505.8	1,265.7
Segment Expenses
Compensation and benefits
Direct base compensation	67.0	53.9	189.4	158.9
Indirect base compensation	25.9	27.6	73.4	69.4
Equity-based compensation	12.9	2.1	30.1	5.9
Performance fee related
Realized	52.7	34.6	326.4	201.3
Unrealized	49.4	79.8	122.1	172.2
Total compensation and benefits	207.9	198.0	741.4	607.7
General, administrative, and other indirect expenses	35.5	43.7	108.6	124.3
Depreciation and amortization expense	2.7	3.3	8.1	10.2
Interest expense	7.9	6.9	22.6	18.5
Total expenses	254.0	251.9	880.7	760.7
Economic Net Income	$159.0	$159.4	$625.1	$505.0
(-) Net Performance Fees	123.7	146.9	536.4	490.3
(-) Investment Income	10.2	7.1	23.5	15.8
(+) Equity-based Compensation	12.9	2.1	30.1	5.9
(=) Fee Related Earnings	$38.0	$7.5	$95.3	$4.8
(+) Realized Net Performance Fees	72.3	44.5	421.0	241.5
(+) Realized Investment Income	6.4	1.6	10.3	5.1
(=) Distributable Earnings	$116.7	$53.6	$526.6	$251.4

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Total fee revenues were $172.3 million for the three months ended September 30, 2014, representing an increase of $30.9 million, or 22%, from the three months ended September 30, 2013. This increase reflects a $20.5 million increase in fund management fees and a $11.3 million increase in net transaction fees. These increases were partially offset by a decrease in net portfolio advisory fees of $0.9 million. The increase in fund management fees is partially due to increased management fees from our fourth Asia buyout fund (“CAP IV”) and our fourth Europe buyout fund (“CEP IV”). Additionally, fund management fees for these funds include $19.7 million of catch-up management fees earned in the third quarter of 2014, primarily from subsequent closings. The weighted-average management fee rate on funds in the investment period slightly increased to 1.43% at September 30, 2014 from 1.42% at September 30, 2013. The total weighted-average management fee rate increased from 1.13% at September 30, 2013 to 1.20% at September 30, 2014. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates. Fee-earning AUM as of September 30, 2014 remained relatively unchanged compared to September 30, 2013. The increase in net transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2013.
Interest and other income was $4.7 million for the three months ended September 30, 2014, an increase from $1.5 million for the three months ended September 30, 2013.
Total compensation and benefits was $207.9 million and $198.0 million for the three months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $102.1 million and $114.4 million, or 45% and 44% of performance fees, for the three months ended September 30, 2014 and 2013, respectively.
Direct and indirect base compensation expense increased $11.4 million for the three months ended September 30, 2014, or 14% more than the three months ended September 30, 2013. The increase is primarily due to incremental compensation costs related to promotions and estimated bonuses and, to a lesser extent, headcount.

Equity-based compensation was $12.9 million for the three months ended September 30, 2014, an increase from $2.1 million for the three months ended September 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014.

General, administrative and other indirect expenses decreased $8.2 million for the three months ended September 30, 2014 as compared to 2013. The decrease is primarily due to lower external costs associated with fundraising activities in the third quarter of 2014 as compared to 2013.

Depreciation and amortization expense was $2.7 million for the three months ended September 30, 2014, a decrease from $3.3 million in 2013.

Interest expense increased $1.0 million, or 14%, for the three months ended September 30, 2014 as compared to 2013. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.

Economic Net Income. ENI was $159.0 million for the three months ended September 30, 2014, reflecting a $0.4 million decrease as compared to ENI of $159.4 million for the three months ended September 30, 2013. The decrease in ENI in the third quarter of 2014 was due to a decrease in net performance fees of $23.2 million and an increase in equity-based compensation of $10.8 million. These decreases were partially offset by an increase in fee related earnings of $30.5 million and an increase in investment income of $3.1 million.

Fee Related Earnings. Fee related earnings were $38.0 million for the three months ended September 30, 2014, as compared to $7.5 million for the three months ended September 30, 2013, representing an increase of $30.5 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $30.9 million and a decrease in general, administrative and other indirect expenses of $8.2 million. These increases in fee related earnings were partially offset by an increase in direct and indirect base compensation of $11.4 million.

Performance Fees. Performance fees decreased $35.5 million for the three months ended September 30, 2014 as compared to 2013. Performance fees of $225.8 million and $261.3 million are inclusive of performance fees reversed of approximately $59.1 million and $19.8 million during the three months ended September 30, 2014 and 2013, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Appreciation
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Buyout funds	$184.6	$246.3	3%	5%
Growth Capital funds	41.2	15.0	8%	7%
Total	$225.8	$261.3	3%	5%
The $225.8 million in performance fees for the three months ended September 30, 2014 was driven primarily by performance fees for CEP III, CP V, and CP IV of $125.0 million, $90.2 million and $(29.9) million, respectively. Comparatively, the $261.3 million in performance fees for the three months ended September 30, 2013 was driven primarily by performance fees for CP V, CP IV, and CGFSP I, of $120.6 million, $94.0 million and $32.6 million, respectively.
During the three months ended September 30, 2014, net performance fees were $123.7 million or 55% of performance fees and $23.2 million less than the net performance fees in the third quarter of 2013.
Investment Income. Investment income for the three months ended September 30, 2014 was $10.2 million compared to $7.1 million in the third quarter of 2013. The increase in investment income from 2013 to 2014 relates primarily to increased gains on investments in certain U.S. growth capital and Europe buyout funds.
Distributable Earnings. Distributable earnings increased $63.1 million for the three months ended September 30, 2014 to $116.7 million from $53.6 million for the same period in 2013. This increase primarily reflects an increase in fee related earnings of $30.5 million, an increase in realized net performance fees of $27.8 million, and an increase in realized investment income of 4.8 million.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Total fee revenues were $488.7 million for the nine months ended September 30, 2014, representing an increase of $106.8 million, or 28%, from the nine months ended September 30, 2013. This increase reflects a $80.4 million increase in fund management fees and a $29.5 million increase in net transaction fees. These increases were partially offset by a decrease in net portfolio advisory fees of $3.1 million. The increase in fund management fees is partially due to CP VI and CAP IV beginning their investment periods in 2013 and CEP IV beginning its investment period in 2014. Additionally, there is $43.3 million of catch-up management fees earned in 2014, primarily from subsequent closings of CAP IV, CEP IV, and our second financial services fund ("CGFSP II"). Additionally, fund management fees for these funds includes $19.7 million of catch-up management fees earned in the third quarter of 2014, primarily from subsequent closings. The weighted-average management fee rate on funds in the investment period slightly increased to 1.43% at September 30, 2014 from 1.42% at September 30, 2013. The total weighted-average management fee rate increased from 1.13% at September 30, 2013 to 1.20% at September 30, 2014. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates. Fee-earning AUM as of September 30, 2014 remained relatively unchanged compared to September 30, 2013. The increase in net transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2013.

Interest and other income was $8.7 million for the nine months ended September 30, 2014, an increase from $4.2 million for the nine months ended September 30, 2013.

Total compensation and benefits was $741.4 million and $607.7 million for the nine months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $448.5 million and $373.5 million, or 46% and 43% of performance fees, for the nine months ended September 30, 2014 and 2013, respectively.

Direct and indirect base compensation expense increased $34.5 million for the nine months ended September 30, 2014, or 15% more than the nine months ended September 30, 2013. The increase is primarily due to incremental compensation costs related to increased headcount, promotions, and estimated bonuses.

Equity-based compensation was $30.1 million for the nine months ended September 30, 2014, an increase from $5.9 million for the nine months ended September 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses decreased $15.7 million for the nine months ended September 30, 2014 as compared to 2013. The decrease is primarily due to lower external costs associated with fundraising activities in 2014 as compared to 2013.
Depreciation and amortization expense was $8.1 million for the nine months ended September 30, 2014, a decrease from $10.2 million in 2013.
Interest expense increased $4.1 million, or 22%, for the nine months ended September 30, 2014 as compared to 2013. The increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income. ENI was $625.1 million for the nine months ended September 30, 2014, reflecting a 24% increase as compared to ENI of $505.0 million for the nine months ended September 30, 2013. The increase in ENI for the nine months ended September 30, 2014 was due to an increase in fee related earnings of $90.5 million, an increase in net performance fees of $46.1 million, and an increase in investment income of $7.7 million. These increases were partially offset by an increase in equity-based compensation of $24.2 million.
Fee Related Earnings. Fee related earnings were $95.3 million for the nine months ended September 30, 2014, as compared to $4.8 million for the nine months ended September 30, 2013, representing an increase of $90.5 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $106.8 million and a decrease in general, administrative and other indirect expenses of $15.7 million. These increases in fee related earnings were partially offset by an increase in direct and indirect base compensation of $34.5 million.

Performance Fees. Performance fees increased $121.1 million for the nine months ended September 30, 2014 as compared to 2013. Performance fees of $984.9 million and $863.8 million are inclusive of performance fees reversed of approximately $115.2 million and $7.9 million during the nine months ended September 30, 2014 and 2013, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Appreciation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Buyout funds	$893.0	$844.4	16%	20%
Growth Capital funds	91.9	19.4	23%	11%
Total	$984.9	$863.8	16%	20%
The $984.9 million in performance fees for the nine months ended September 30, 2014 was driven primarily by performance fees for CEP III, CP V, and Carlyle Asia Partners II, L.P. ("CAP II"), our second Asia buyout fund, of $464.3 million, $427.0 million, and $(86.4) million, respectively. Comparatively, the $863.8 million in performance fees for the nine months ended September 30, 2013 was driven primarily by performance fees for CP V and CP IV of $461.1 million and $291.7 million, respectively.
The year-to-date appreciation for 2013 included significant appreciation of the assets within CEP III. However, through the third quarter of 2013, CEP III had not yet exceeded its performance threshold, and therefore no performance fees had been recognized. CEP III exceeded its performance threshold in the fourth quarter of 2013. For the nine months ended September 30, 2014, the assets in CEP III have continued to appreciate, resulting in the recognition of $464.3 million of performance fees during that period.
During the nine months ended September 30, 2014, net performance fees were $536.4 million or 54% of performance fees and $46.1 million more than the net performance fees in the nine months ended September 30, 2013.

Investment Income. Investment income for the nine months ended September 30, 2014 was $23.5 million compared to $15.8 million in the nine months ended September 30, 2013. The increase in investment income from 2013 to 2014 relates primarily to higher gains on investments in certain U.S. growth capital and Europe buyout funds.
Distributable Earnings. Distributable earnings increased $275.2 million for the nine months ended September 30, 2014 to $526.6 million from $251.4 million for the same period in 2013. This increase primarily reflects an increase in realized net performance fees of $179.5 million, an increase in fee related earnings of $90.5 million, and an increase in realized investment income of 5.2 million.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2014 and 2013
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2014	2013
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$21,903	$16,890
Fee-earning AUM based on invested capital	18,680	25,023
Fee-earning AUM based on lower of cost or fair value	1,368	—
Total Fee-earning AUM	$41,951	$41,913
Weighted Average Management Fee Rates (2)
All Funds	1.20%	1.13%
Funds in Investment Period	1.43%	1.42%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$43,041	$38,507	$43,033	$33,840
Inflows, including Fee-paying Commitments (1)	1,396	3,877	4,250	14,500
Outflows, including Distributions (2)	(1,839)	(761)	(4,734)	(5,813)
Market Appreciation/(Depreciation) (3)	(9)	—	35	—
Foreign Exchange and other (4)	(638)	290	(633)	(614)
Balance, End of Period	$41,951	$41,913	$41,951	$41,913

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $42.0 billion at September 30, 2014, a decrease of $1.0 billion, or approximately 3%, compared to $43.0 billion at June 30, 2014. Outflows of $1.8 billion, which includes a reduction for our second European buyout fund ("CEP II"), which will no longer be calling fees, in addition to the impact of distributions in several funds outside of the investment period and $0.6 billion of foreign exchange loss. Offsetting these outflows were inflows of $1.4 billion, primarily a result of limited partner commitments raised by CAP IV, CEP IV, and our third Europe technology fund ("CETP III"). This was offset by Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $42.0 billion at September 30, 2014, a decrease of $1.0 billion, or approximately 3%, compared to $43.0 billion at December 31, 2013. Outflows of $4.7 billion, which includes a reduction in fee basis from commitments to invested capital for our fourth Asia growth buyout fund ("CAGP IV"), a reduction for CEP II no longer calling fees, in addition to distributions in funds outside the investment period. This was offset by inflows of $4.3 billion were primarily a result of limited partner commitments raised by CAP IV, CEP IV, CGFSP II, and CETP III, along with investments in funds outside of their original investment period.
Fee-earning AUM was $42.0 billion at September 30, 2014, an increase of $0.1 billion, or less than 1%, compared to $41.9 billion at September 30, 2013. This increase reflects $7.0 billion in new limited partner commitments raised by CP VI, CEP IV, CAP IV and CGFSP II and investments in funds outside of their original investment period. This increase is offset by $6.4 billion of distributions in various funds outside of their original investment period, a reduction in fee basis from commitment to invested capital due to the expiration of the original investment periods for CAGP IV and CEP III, in addition to the elimination of fees for CEP II.
Fee-earning AUM was $41.9 billion at September 30, 2013, an increase of $3.4 billion, or approximately 9%, compared to $38.5 billion at June 30, 2013. Inflows of $3.9 billion were primarily a result of limited partner commitments raised by CP VI, CEP IV, CAP IV, CJP III, and CSSAF I. This was offset by outflows of $0.8 billion, which includes the corresponding change in fee basis from commitments to invested capital for our Middle East ("MENA") fund, in addition to the impact of distributions in funds outside of the investment period, and a $0.3 billion foreign exchange gain.
Fee-earning AUM was $41.9 billion at September 30, 2013, an increase of $8.1 billion, or approximately 24%, compared to $33.8 billion at December 31, 2012. Inflows of $14.5 billion were primarily a result of limited partner commitments raised by CP VI, CEP IV, CAP IV, CJP III, and CSSAF I. This was offset by outflows of $5.8 billion, which includes the corresponding change in fee basis for CP V, CAP III and CGFSP I, in addition to distributions in funds outside the investment period and a $0.6 billion foreign exchange loss.

Total AUM as of and for the Three and Nine Months Ended September 30, 2014 and 2013
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$23,284	$41,198	$64,482	$24,743	$40,122	$64,865
Commitments (1)	1,350	—	1,350	3,996	—	3,996
Capital Called, net (2)	(2,137)	1,919	(218)	(6,524)	5,984	(540)
Distributions (3)	582	(2,966)	(2,384)	905	(11,107)	(10,202)
Market Appreciation/(Depreciation) (4)	—	1,538	1,538	—	6,642	6,642
Foreign Exchange and other (5)	(326)	(863)	(1,189)	(367)	(815)	(1,182)
Balance, End of Period	$22,753	$40,826	$63,579	$22,753	$40,826	$63,579

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $63.6 billion at September 30, 2014, a decrease of $0.9 billion, or approximately 1%, compared to $64.5 billion as of June 30, 2014. This was primarily driven by $1.4 billion in new commitments for several funds and co-investment vehicles, including CEP IV, CAP IV, and the first close of CETP III, and market appreciation of $1.5 billion. Our portfolio experienced a 3% increase in value over the period, due to a 3% increase across our buyout funds, and an 8% increase across our growth capital funds. The 3% increase in our buyout funds was primarily driven by appreciation in CP V and CEP III. These increases were offset by net distributions of $2.4 billion and $1.2 billion in foreign exchange loss.
Total AUM was $63.6 billion at September 30, 2014, a decrease of $1.3 billion, or approximately 2%, compared to $64.9 billion at December 31, 2013. This decrease was primarily driven by distributions of $10.2 billion, of which $0.9 billion was recycled back into available commitments and $1.2 billion of foreign exchange loss. This decrease was offset by new commitments of $4.0 billion for several funds and co-investment vehicles, including CP VI, CEP IV and CAP IV, as well as $6.6 billion of market appreciation across our portfolio, which experienced a 16% increase in value over the period, due to a 16% increase across our buyout funds, and a 23% increase across our growth capital funds. The 13% increase in our buyout funds was primarily driven by appreciation in CEP III, CEP II, and CP V.
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2014, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of September 30, 2014					as of September 30, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,606.5	2.3x	16%	13%	$6,079.0	$16,196.1	2.7x	20%
CP V	5/2007	$13,719.7	$12,758.5	$23,287.1	1.8x	19%	14%	$5,254.7	$12,363.6	2.4x	29%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.6	€3,946.7	1.9x	37%	20%	€1,329.1	€3,315.9	2.5x	59%
CEP III	12/2006	€5,294.9	€4,985.0	€9,169.7	1.8x	18%	13%	€1,862.6	€5,057.0	2.7x	27%
CAP I	12/1998	$750.0	$627.7	$2,492.6	4.0x	25%	18%	$627.7	$2,492.6	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.6	$2,784.8	1.7x	11%	8%	$720.0	$2,128.1	3.0x	24%
CAP III	5/2008	$2,551.6	$2,406.1	$3,654.6	1.5x	17%	10%	$984.4	$1,956.0	2.0x	23%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥135,675.8	2.9x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥161,591.4	1.1x	3%	(1)%	¥39,306.1	¥85,193.3	2.2x	32%
CGFSP I	9/2008	$1,100.2	$1,043.6	$1,687.5	1.6x	17%	11%	$218.1	$529.8	2.4x	28%
CETP II	2/2007	€521.6	€431.5	€901.6	2.1x	25%	16%	€149.8	€529.3	3.5x	33%
All Other Funds(9)	Various		$3,767.5	$5,852.2	1.6x	17%	7%	$2,829.5	$4,806.9	1.7x	20%
Coinvestments and Other(10)	Various		$8,315.0	$20,162.8	2.4x	36%	33%	$5,303.6	$16,271.3	3.1x	36%
Total Fully Invested Funds			$55,946.4	$114,848.0	2.1x	27%	19%	$33,591.7	$86,868.2	2.6x	30%
Funds in the Investment Period(6)
CP VI(12)	5/2012	$13,000.0	$3,628.9	$3,516.2	1.0x	n/m	n/m
CEP IV(12)	8/2013	€1,261.9	€193.8	€185.8	1.0x	n/m	n/m
CAP IV(12)	11/2012	$3,880.4	$365.0	$340.2	0.9x	n/m	n/m
CAGP IV	6/2008	$1,041.4	$771.6	$1,107.0	1.4x	15%	8%
CEOF I	5/2011	$1,119.1	$770.4	$1,153.7	1.5x	39%	26%
CGFSP II(12)	4/2013	$1,000.0	$90.4	$109.6	1.2x	n/m	n/m
All Other Funds(11)	Various		$1,036.9	$997.9	1.0x	(4)%	(18)%
Total Funds in the Investment Period			$6,908.0	$7,459.2	1.1x	10%	(5)%	$258.9	$798.3	3.1x	51%
TOTAL CORPORATE PRIVATE EQUITY(13)			$62,854.4	$122,307.2	1.9x	26%	19%	$33,850.5	$87,666.5	2.6x	30%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CJP III, CSABF, CSSAF, CBPF, CPF I, CCI, and CETP III.

(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, and August 2013 for CEP IV.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2014
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$12,717.4	1.9x	1.8x	93%	X	X	100%	Nov-07	28	May-13
CEP III	€5,249.3	1.9x	1.8x	94%	X	X	100%	Dec-07	28	Dec-12
CP VI	$3,509.4	1.0x	1.0x	28%			100%	Oct-13	4	May-18
CP IV	$2,354.3	1.3x	2.3x	97%	X	X	80%	Dec-05	36	Dec-10
CAP III	$2,027.4	1.3x	1.5x	94%	X		100%	Dec-08	24	May-14
CAP II	$1,065.8	1.1x	1.7x	90%	(X)		80%	Oct-06	32	Feb-12
CGFSP I	$972.8	1.3x	1.6x	95%	X	X	100%	Oct-08	24	Sep-14
CEOF I	$849.0	1.3x	1.5x	69%	X		80%	Dec-11	12	May-17
CJP II	¥92,051.6	0.9x	1.1x	86%			80%	Oct-06	32	Jul-12
CEP II	€615.0	0.9x	1.9x	113%	X		80%	Sep-03	45	Sep-08
CETP II	€421.2	1.4x	2.1x	83%	X	X	100%	Jan-08	27	Jul-13
CAP IV	$353.6	0.9x	0.9x	9%			100%	Dec-13	4	Nov-18
CEP IV	€197.9	1.0x	1.0x	15%			100%	Sep-14	1	Aug-19
CGFSP II	$103.0	1.2x	1.2x	9%			100%	Dec-13	4	Dec-17
All Other Funds(8)	$3,008.2	1.0x	2.2x		n/m	n/m
Coinvestment and Other(9)	$4,821.4	1.8x	2.4x		n/m	n/m
Total Corporate Private Equity(10)	$40,809.8	1.5x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of each of Claren Road, ESG and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$65.6	$65.7	$192.9	$205.8
Portfolio advisory fees, net	0.2	0.1	0.4	0.8
Transaction fees, net	0.2	—	0.2	0.1
Total fund level fee revenues	66.0	65.8	193.5	206.7
Performance fees
Realized	11.3	5.8	26.3	47.8
Unrealized	(10.8)	(13.6)	84.3	73.7
Total performance fees	0.5	(7.8)	110.6	121.5
Investment income (loss)
Realized	4.1	2.0	6.8	16.1
Unrealized	(4.3)	3.2	(1.2)	(3.6)
Total investment income (loss)	(0.2)	5.2	5.6	12.5
Interest and other income	1.9	0.7	4.7	3.3
Total revenues	68.2	63.9	314.4	344.0
Segment Expenses
Compensation and benefits
Direct base compensation	29.9	23.6	83.7	74.2
Indirect base compensation	6.9	4.6	18.9	14.9
Equity-based compensation	4.0	0.6	9.9	1.6
Performance fee related
Realized	6.1	0.8	12.4	17.2
Unrealized	2.6	3.1	39.0	18.9
Total compensation and benefits	49.5	32.7	163.9	126.8
General, administrative, and other indirect expenses	14.0	17.8	38.6	46.8
Depreciation and amortization expense	1.0	1.2	2.9	3.5
Interest expense	2.5	2.1	7.2	5.7
Total expenses	67.0	53.8	212.6	182.8
Economic Net Income	$1.2	$10.1	$101.8	$161.2
(-) Net Performance Fees	(8.2)	(11.7)	59.2	85.4
(-) Investment Income (Loss)	(0.2)	5.2	5.6	12.5
(+) Equity-based Compensation	4.0	0.6	9.9	1.6
(=) Fee Related Earnings	$13.6	$17.2	$46.9	$64.9
(+) Realized Net Performance Fees	5.2	5.0	13.9	30.6
(+) Realized Investment Income	4.1	2.0	6.8	16.1
(=) Distributable Earnings	$22.9	$24.2	$67.6	$111.6

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Total fee revenues were $66.0 million for the three months ended September 30, 2014, an increase of $0.2 million from 2013. The increase was primarily due to an increase of $3.0 million in management fees from the Claren Road and ESG hedge funds from greater assets under management and an increase in management fees from the CLOs of approximately $1.0 million. These increases were partially offset by $4.0 million of lower management fees from the carry funds and $2.0 million of lower management fees from the Vermillion hedge funds due to lower assets under management. The weighted average management fee rate on our hedge funds decreased from 1.79% to 1.75% compared to the prior year period due to higher AUM in the ESG hedge funds, which charge a lower rate, and decreases in AUM in the Vermillion hedge funds. The weighted average management fee rate on our carry funds decreased from 1.53% to 1.46% due to a step down in fee basis from commitments to invested capital on our second corporate mezzanine fund (“CMP II”).
Interest and other income was $1.9 million for the three months ended September 30, 2014 compared to $0.7 million for the same period in 2013.
Total compensation and benefits was $49.5 million and $32.7 million for the three months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $8.7 million and $3.9 million for the three months ended September 30, 2014 and 2013, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation increased $8.6 million for the three months ended September 30, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount and estimated bonuses.
Equity-based compensation was $4.0 million for the three months ended September 30, 2014, an increase of $3.4 million from $0.6 million for the three months ended September 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014.
General, administrative and other indirect expenses decreased $3.8 million to $14.0 million for the three months ended September 30, 2014 as compared to 2013. The decrease is primarily due to higher external costs associated with fundraising activities for the business development companies for the third quarter of 2013 as compared to 2014.
Depreciation and amortization expense was $1.0 million for the three months ended September 30, 2014, a decrease from $1.2 million in 2013.
Interest expense increased $0.4 million, or 19%, for the three months ended September 30, 2014 as compared to 2013. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income. ENI was $1.2 million for the three months ended September 30, 2014, a decrease of $8.9 million from $10.1 million for the three months ended September 30, 2013. The decrease in ENI for the three months ended September 30, 2014 as compared to 2013 was primarily driven by a decrease in investment income of $5.4 million, a decrease in fee related earnings of $3.6 million, and an increase in equity-based compensation of $3.4 million. These decreases were partially offset by an increase in net performance fees of $3.5 million.
Fee Related Earnings. Fee related earnings decreased $3.6 million to $13.6 million for the three months ended September 30, 2014 as compared to 2013. The decrease was primarily due to an increase in base compensation of $8.6 million. This decrease was partially offset by a decrease in general, administrative and other indirect expenses of $3.8 million.

Performance Fees. Performance fees of $0.5 million and $(7.8) million for the three months ended September 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $47.0 million and $25.6 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2014	2013
	(Dollars in millions)
Carry funds	$34.7	$(1.4)
Hedge funds	(42.2)	(7.8)
Structured credit funds	4.7	1.4
Business development companies	3.3	—
Performance fees	$0.5	$(7.8)
Performance fees for the three months ended September 30, 2014 were generated primarily by the carry funds, including $15.2 million from our first energy mezzanine opportunities fund ("CEMOF"), $12.7 million from CMP II and $11.4 million from our third distressed debt fund ("CSP III"). Our carry funds in this segment appreciated 6% and 2% in the three months ended September 30, 2014 and 2013, respectively. Performance fees from our hedge funds substantially reversed in the three months ended September 30, 2014, including $(16.8) million from the Claren Road Master Fund and $(13.2) million from the Claren Road Opportunities Fund as well as $(12.1) million from the ESG and Vermillion hedge funds. Performance fees for the three months ended September 30, 2013 from the hedge funds were also negative, including $(14.8) million from the Claren Road Master Fund.
Net performance fees increased $3.5 million to $(8.2) million for the three months ended September 30, 2014 as compared to $(11.7) million for the same period in 2013. Performance fee compensation expense as a percentage of performance fees is typically lower for hedge funds as compared to the carry funds. As a result, the accrual or reversal of performance fees from the hedge funds will have a lesser impact on performance fee compensation expense than comparable accruals or reversals of performance fees from the carry funds. For the three months ended September 30, 2014 and 2013, performance fee compensation expense was greater than performance fee revenue due to the significant performance fee reversals from the hedge funds during those periods (with lower relative performance fee compensation reversals) as compared to the performance fee revenue from the carry funds.
Investment Income (Loss). Investment loss was $0.2 million for the three months ended September 30, 2014 as compared to investment income of $5.2 million for the same period in 2013. During the three months ended September 30, 2014, realized investment income was $4.1 million as compared to $2.0 million for the three months ended September 30, 2013. The increase in realized investment income was due primarily to higher realized investment income related to CSP III. Unrealized investment loss was $4.3 million for the three months ended September 30, 2014 as compared to unrealized investment income of $3.2 million for the three months ended September 30, 2013. The unrealized loss that was incurred in 2014 was due primarily to the reclassification of unrealized gains to realized gains upon receiving proceeds from investment sales.
Distributable Earnings. Distributable earnings decreased $1.3 million to $22.9 million for the three months ended September 30, 2014 from $24.2 million for the three months ended September 30, 2013. The decrease primarily related to a decrease in fee related earnings of $3.6 million for the three months ended September 30, 2014 as compared to 2013. These decreases were partially offset by an increase in realized investment income of $2.1 million and an increase in realized net performance fees of $0.2 million for the three months ended September 30, 2014.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Total fee revenues were $193.5 million for the nine months ended September 30, 2014, a decrease of $13.2 million from 2013. The decrease was due primarily to the absence in 2014 of approximately $10.4 million of catch-up management fees earned from a subsequent closing of CSP III during 2013, approximately $7.4 million in subordinated management fees recognized in 2013 from two CLOs that were liquidated in 2013, and lower AUM in the Vermillion hedge funds. Offsetting these decreases were increases in management fees from Claren Road and ESG hedge funds of $14.6 million due to higher AUM, an increase in management fees from our business development companies of $2.8 million, and an increase in management fees from the CLOs of approximately $1.9 million, The weighted average management fee rate on our hedge funds decreased from 1.79% to 1.75% compared to the prior year period due to higher AUM in the ESG hedge funds, which charge a lower rate, and decreases in AUM in the Vermillion hedge funds. The weighted average management fee rate on our carry funds decreased from 1.53% to 1.46% due to a step down in fee basis from commitments to invested capital on CMP II.
Interest and other income was $4.7 million for the nine months ended September 30, 2014 as compared to $3.3 million for the same period in 2013.
Total compensation and benefits was $163.9 million and $126.8 million for the nine months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $51.4 million and $36.1 million for the nine months ended September 30, 2014 and 2013, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation increased $13.5 million for the nine months ended September 30, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount, promotions, and estimated bonuses.
Equity-based compensation was $9.9 million for the nine months ended September 30, 2014, an increase of $8.3 million from $1.6 million for the nine months ended September 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses decreased $8.2 million to $38.6 million for the nine months ended September 30, 2014 as compared to 2013. The decrease is primarily due to higher external costs associated with fundraising activities for the business development companies and for carry funds during 2013 as compared to 2014.
Depreciation and amortization expense was $2.9 million for the nine months ended September 30, 2014, a decrease from $3.5 million in 2013.
Interest expense increased $1.5 million, or 26%, for the nine months ended September 30, 2014 as compared to 2013. The increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income. ENI was $101.8 million for the nine months ended September 30, 2014, a decrease of $59.4 million from $161.2 million for the nine months ended September 30, 2013. The decrease in ENI for the nine months ended September 30, 2014 as compared to 2013 was primarily driven by a decrease in net performance fees of $26.2 million, a decrease in fee related earnings of $18.0 million, an increase in equity-based compensation of $8.3 million, and a decrease in investment income of $6.9 million.
Fee Related Earnings. Fee related earnings decreased $18.0 million to $46.9 million for the nine months ended September 30, 2014 as compared to 2013. The decrease was primarily due to an increase in base compensation of $13.5 million and a decrease in fee revenues of $13.2 million. These decreases were partially offset by a decrease in general, administrative and other indirect expenses of $8.2 million.

Performance Fees. Performance fees of $110.6 million and $121.5 million for the nine months ended September 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of $7.8 million and approximately $0.3 million, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Carry funds	$92.0	$33.6
Hedge funds	(1.2)	84.1
Structured credit funds	16.5	3.8
Business development companies	3.3	—
Performance fees	$110.6	$121.5
Performance fees for the nine months ended September 30, 2014 were generated primarily by our carry funds, including $36.1 million from CEMOF, $35.3 million form CSP III, and $24.0 million from CMP II. Our carry funds in this segment appreciated 23% and 18% in the nine months ended September 30, 2014 and 2013, respectively. Substantially all accrued performance fees from our hedge funds were reversed during the nine months ended September 30, 2014. Performance fees for the nine months ended September 30, 2013 were generated primarily by the hedge funds, including $32.5 million from the Claren Road Master Fund and $26.6 million from the ESG Cross Border Equity Fund, as well as the carry funds, including $30.2 million of performance fees from our second strategic partners fund ("CSP II").

Net performance fees decreased $26.2 million to $59.2 million for the nine months ended September 30, 2014 as compared to $85.4 million for the same period in 2013.
Investment Income (Loss). Investment income was $5.6 million for the nine months ended September 30, 2014 as compared to $12.5 million for the same period in 2013. During the nine months ended September 30, 2014, realized investment income was $6.8 million as compared to $16.1 million for the nine months ended September 30, 2013. The decrease in realized investment income was due primarily to a realization of a debt investment in 2013 that resulted in a gain of approximately $10.0 million. Unrealized investment loss was $1.2 million for the nine months ended September 30, 2014 as compared to an unrealized investment loss of $3.6 million for the nine months ended September 30, 2013. The unrealized loss that was incurred in 2014 was due primarily to the lower fair value of our collateralized loan obligation investments. The unrealized loss that was incurred in 2013 was due primarily to the reclassification of the unrealized gain on the debt investment to a realized gain.
Distributable Earnings. Distributable earnings decreased $44.0 million to $67.6 million for the nine months ended September 30, 2014 from $111.6 million for the nine months ended September 30, 2013. The decrease related to a decrease in fee related earnings of $18.0 million, a decrease in realized net performance fees of $16.7 million, and a decrease in realized investment income of $9.3 million for the nine months ended September 30, 2014 as compared to 2013.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2014 and 2013
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2014	2013
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,916	$2,439
Fee-earning AUM based on invested capital	723	651
Fee-earning AUM based on collateral balances, at par	17,512	17,029
Fee-earning AUM based on net asset value	14,136	13,479
Fee-earning AUM based on other (2)	528	139
Total Fee-earning AUM	$34,815	$33,737
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.70%	1.74%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,379	$33,057	$33,411	$31,034
Inflows, including Fee-paying Commitments (1)	—	138	313	473
Outflows, including Distributions (2)	(51)	(49)	(472)	(416)
Subscriptions, net of Redemptions (3)	269	423	803	1,179
Changes in CLO collateral balances (4)	195	(76)	1,528	728
Market Appreciation/(Depreciation) (5)	(505)	(6)	(254)	577
Foreign Exchange and other (6)	(472)	250	(514)	162
Balance, End of Period	$34,815	$33,737	$34,815	$33,737

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period and investments in our business development companies.

(2)
Outflows represent limited partner distributions from our carry funds and changes in fee basis for our carry funds where the investment period has expired and distributions from our business development companies.

(3)	Represents subscriptions and redemptions in our hedge funds and mutual fund.

(4)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and mutual fund.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $34.8 billion at September 30, 2014, decrease of $0.6 billion, or approximately 2%, compared to $35.4 billion at June 30, 2014. This decrease was primarily a result of market depreciation on our hedge funds of $0.5 billion and foreign exchange loss on our European structured credit funds of $0.5 billion. Offsetting this decrease were net subscriptions to our hedge funds of $0.3 billion and net increases in our CLO collateral balances of $0.2 billion. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $34.8 billion at September 30, 2014, an increase of $1.4 billion, or approximately 4%, compared to $33.4 billion at December 31, 2013. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $1.5 billion, including the launch of five new structured products, net subscriptions to our hedge funds of $0.8 billion, and inflows of $0.3 billion. Outflows of $0.5 billion were primarily driven by distributions from funds outside the investment period.
Fee-earning AUM was $34.8 billion at September 30, 2014, an increase of $1.1 billion, or approximately 3%, compared to $33.7 billion at September 30, 2013. This increase was driven by increases in the aggregate par value of our CLO/structured product collateral balances of $0.9 billion, net subscriptions to our hedge funds of $0.6 billion, and inflows of $0.5 billion in our carry funds and business development companies. This increase was offset by outflows of $0.5 billion, primarily driven by distributions from funds outside the investment period and $0.4 billion of foreign exchange loss.
Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $0.6 billion, or 2%, compared to $33.1 billion at June 30, 2013. This increase was primarily a result of net subscriptions to our hedge funds of $0.4 billion, foreign exchange gains of $0.1 billion and inflows of $0.1 billion from limited partner commitments to CSP III. This increase was offset by decreases in the aggregate par value of our CLO collateral balances of $0.1 billion.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2014.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,418	$36,821	$38,239	$1,458	$34,019	$35,477
Commitments (1)	25	—	25	89	—	89
Capital Called, net (2)	(263)	445	182	(464)	908	444
Distributions (3)	272	(414)	(142)	369	(719)	(350)
Subscriptions, net of Redemptions (4)	—	319	319	—	981	981
Changes in CLO collateral balances (5)	—	1,245	1,245	—	2,703	2,703
Market Appreciation/(Depreciation) (6)	—	(387)	(387)	—	180	180
Foreign Exchange and other (7)	(4)	(553)	(557)	(4)	(596)	(600)
Balance, End of Period (8)	$1,448	$37,476	$38,924	$1,448	$37,476	$38,924

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund.

(5)	Represents the change in the aggregate collateral balance and principal cash and principal notes at par of the CLOs/structured products.

(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds and mutual fund.

(7)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(8)
Ending balance is comprised of approximately $19.3 billion from our structured credit /other structured product funds, $14.7 billion in our hedge funds, $4.1 billion (including $1.4 billion of Available Capital) in our carry funds, $0.7 billion from our business development companies, and $0.1 billion in our mutual fund.

Total AUM was $38.9 billion at September 30, 2014, an increase of $0.7 billion, or approximately 2%, compared to $38.2 billion at June 30, 2014. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $1.2 billion, including the launch of two new structured products, net subscriptions to our hedge funds of $0.3 billion. These increases were offset by market depreciation on our hedge funds of $0.4 billion and foreign exchange losses on our Europe structured credit funds of $0.6 billion.
Total AUM was $38.9 billion at September 30, 2014, an increase of $3.4 billion, or approximately 10%, compared to $35.5 billion at December 31, 2013. This increase was primarily a result of increases in the aggregate par value of our CLO/structured product collateral balances of $2.7 billion, including the launch of five new structured products, net subscriptions to our hedge funds of $1.0 billion, and market appreciation of $0.2 billion. These increases were partially offset by distributions of $0.4 billion from our carry funds and business development companies and $0.6 billion of foreign exchange losses on our Europe structured credit funds.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of September 30, 2014, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			as of September 30, 2014			Inception to September 30, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,448.7	1.8x	18%	12%
CEMOF I	12/2010	$1,382.5	$988.5	$1,330.2	1.3x	33%	19%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2014
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$1,049.5	1.2x	1.3x	72%	X		100%	Dec-10	16	Dec-15
CSP II	$479.9	0.9x	1.8x	100%	X	X	80%	Dec-07	28	Jun-11
All Other Funds (8)	$791.2	1.2x	1.5x		n/m	n/m
Coinvestment and Other (9)	$365.1	1.1x	1.2x		n/m	n/m
Total Global Market Strategies	$2,685.6	1.1x	1.6x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

The Claren Road Master Fund, the Claren Road Opportunities Fund, and the ESG Cross Border Equity Master Fund Ltd (our “reported hedge funds”), had AUM of approximately $5.4 billion, $3.0 billion, and $3.6 billion, respectively, as of September 30, 2014. The asset-weighted hedge fund performance of our reported hedge funds was -2.1% during the quarter ended September 30, 2014, and subsequently declined further after markets closed on September 30, 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

Real Assets
For purposes of presenting results of operations for this segment, our earnings from our investments in NGP Management and the general partners of NGP funds are presented in the respective operating captions and, for the period beginning after September 30, 2013, the net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$55.7	$47.3	$165.6	$140.7
Portfolio advisory fees, net	0.1	0.2	0.6	0.8
Transaction fees, net	0.6	0.2	0.7	2.9
Total fund level fee revenues	56.4	47.7	166.9	144.4
Performance fees
Realized	28.4	12.5	38.3	44.1
Unrealized	9.5	12.1	69.9	28.2
Total performance fees	37.9	24.6	108.2	72.3
Investment income (loss)
Realized	(13.2)	(4.3)	(3.0)	(16.6)
Unrealized	6.7	(10.9)	(35.5)	(4.7)
Total investment loss	(6.5)	(15.2)	(38.5)	(21.3)
Interest and other income	1.4	0.4	3.3	1.3
Total revenues	89.2	57.5	239.9	196.7
Segment Expenses
Compensation and benefits
Direct base compensation	20.7	17.1	60.7	53.2
Indirect base compensation	9.9	7.9	35.9	21.8
Equity-based compensation	5.4	1.2	14.0	3.0
Performance fee related
Realized	9.9	3.8	10.6	0.5
Unrealized	8.0	11.1	39.2	37.6
Total compensation and benefits	53.9	41.1	160.4	116.1
General, administrative, and other indirect expenses	21.1	12.8	52.3	39.7
Depreciation and amortization expense	0.8	1.0	2.6	3.3
Interest expense	2.6	2.2	7.3	6.0
Total expenses	78.4	57.1	222.6	165.1
Economic Net Income	$10.8	$0.4	$17.3	$31.6
(-) Net Performance Fees	20.0	9.7	58.4	34.2
(-) Investment Loss	(6.5)	(15.2)	(38.5)	(21.3)
(+) Equity-based Compensation	5.4	1.2	14.0	3.0
(=) Fee Related Earnings	$2.7	$7.1	$11.4	$21.7
(+) Realized Net Performance Fees	18.5	8.7	27.7	43.6
(+) Realized Investment Loss	(13.2)	(4.3)	(3.0)	(16.6)
(=) Distributable Earnings	$8.0	$11.5	$36.1	$48.7

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Total fee revenues were $56.4 million for the three months ended September 30, 2014, an increase of $8.7 million from the three months ended September 30, 2013. The increase in fund management fees primarily reflects $11.9 million of incremental management fees earned in the third quarter of 2014 from our first international energy fund (“CIEP I”), which commenced its investment period in September 2013, including catch-up management fees earned in the third quarter of 2014 from subsequent closings of that fund of approximately $3.8 million. Also contributing to the increase was $4.9 million of incremental management fees from the commencement of management fees on our seventh U.S. real estate fund (“CRP VII”) in the second quarter of 2014. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds and NGP management fee funds outside of their investment periods. The total weighted average management fee increased to 1.26% at September 30, 2014 when compared to 1.19% at September 30, 2013 primarily due to commitments to CIEP I. Despite the step down from commitments to invested capital in one of our Legacy Energy funds (“Renew II”), from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.26% at September 30, 2013 to 1.46% at September 30, 2014 due to fundraising in CIEP I and CRP VII, from which we are entitled to 100% of management fee related revenues, and the onboarding of carry funds and NGP management funds from NGP Energy.
Interest and other income was $1.4 million for the three months ended September 30, 2014, an increase from $0.4 million for the same period in 2013.
Total compensation and benefits was $53.9 million and $41.1 million for the three months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $17.9 million and $14.9 million for the three months ended September 30, 2014 and 2013, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $30.6 million for the three months ended September 30, 2014, an increase from the $25.0 million of expense for the same period in 2013. The increase was due primarily to incremental compensation costs related to increased headcount, promotions, and estimated bonuses.
Equity-based compensation was $5.4 million for the three months ended September 30, 2014, an increase of $4.2 million from $1.2 million for the three months ended September 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014.
General, administrative and other indirect expenses increased $8.3 million to $21.1 million for the three months ended September 30, 2014 as compared to 2013. The increase primarily relates to an increase in external costs associated with fundraising activities for CRP VII and CIEP I.
Depreciation and amortization expense was $0.8 million for the three months ended September 30, 2014, a decline from $1.0 million in 2013.
Interest expense increased $0.4 million, or 18%, for the three months ended September 30, 2014 as compared to 2013. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income. ENI was $10.8 million for the three months ended September 30, 2014, an increase of $10.4 million from $0.4 million for the same period in 2013. The increase in ENI for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily driven by an increase in net performance fees of $10.3 million and a decline in investment losses of $8.7 million. These increases were partially offset by a decline in fee related earnings of $4.4 million and an increase in equity-based compensation of $4.2 million.

Fee Related Earnings. Fee related earnings declined $4.4 million for the three months ended September 30, 2014 as compared to 2013 to $2.7 million. The decline in fee related earnings is primarily attributable to an increase in general, administrative, and other indirect expenses of $8.3 million and an increase in base compensation of $5.6 million. These declines were partially offset by an increase in fee revenues of $8.7 million.

Performance Fees. Performance fees of $37.9 million and $24.6 million for the three months ended September 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $14.4 million and $14.3 million, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Appreciation
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Real Estate funds (1)	$29.4	$30.9	4%	3%
Natural Resources funds (1)	10.5	1.3	3%	9%
Legacy Energy funds (1)	(2.0)	(7.6)	—%	—%
Total	$37.9	$24.6	2%	1%
(1) During the three months ended September 30, 2014, we created the "Legacy Energy funds" category to include our energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. We also created the "Natural Resources funds" category to include NGP carry funds, our infrastructure, power, and international energy funds. Our infrastructure and power funds were previously classified as part of our "Real Estate funds" category. Prior periods have been reclassified to conform with the current presentation.
Performance fees for the three months ended September 30, 2014 were primarily driven by performance fees related to CRP VI of $25.2 million. Performance fees for the three months ended September 30, 2013 were primarily driven by performance fees related to CRP VI of $23.7 million. Performance fees for our Natural Resources funds are higher for the three months ended September 30, 2014 even though appreciation was higher in 2013 as fewer funds were in carry for the three months ended September 30, 2013.
Net performance fees for the three months ended September 30, 2014 were $20.0 million, representing an increase of $10.3 million from $9.7 million in net performance fees for the three months ended September 30, 2013.
Investment Income (Loss). Investment loss was $6.5 million for the three months ended September 30, 2014 compared to investment loss of $15.2 million for the same period in 2013. During the three months ended September 30, 2014, realized investment loss was $13.2 million as compared to a realized investment loss of $4.3 million for the three months ended September 30, 2013. The increase in the realized investment loss was due primarily to a realized loss associated with certain European real estate investments and Urbplan. Unrealized investment income was $6.7 million for three months ended September 30, 2014 as compared to an unrealized loss of $10.9 million for the three months ended September 30, 2013. The increase in unrealized investment income from 2013 to 2014 was due primarily to the reclassification of the unrealized loss on certain European real estate investments and Urbplan to a realized loss.
Distributable Earnings. Distributable earnings declined $3.5 million to $8.0 million for the three months ended September 30, 2014 from $11.5 million for the same period in 2013. The decline was due to a $8.9 million increase in realized investment loss and a decline in fee related earnings of $4.4 million. These declines were partially offset by an increase in realized net performance fees of $9.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Total fee revenues were $166.9 million for the nine months ended September 30, 2014, an increase of $22.5 million from September 30, 2013. The increase in fund management fees primarily reflects $31.3 million of incremental management fees earned in 2014 from CIEP I, which commenced its investment period in September 2013, including catch-up management fees earned in 2014 from subsequent closings of that fund of approximately $12.6 million. Also contributing to the increase was $6.1 million of incremental management fees from the commencement of management fees on CRP VII in the second quarter of 2014. This increase was partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds and NGP management fee funds outside of their investment periods. The total weighted average management fee increased to 1.26% at September 30, 2014 when compared to 1.19% at September 30, 2013 primarily due to commitments to CIEP I. Despite the step down from commitments to invested capital in Renew II, from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.26% at September 30, 2013 to 1.46% at September 30, 2014 due to fundraising in CIEP I and CRP VII, from which we are entitled to 100% of management fee related revenues and the onboarding of carry funds and NGP management funds from NGP Energy.

Interest and other income was $3.3 million for the nine months ended September 30, 2014, an increase from $1.3 million for the same period in 2013.
Total compensation and benefits was $160.4 million and $116.1 million for the nine months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $49.8 million and $38.1 million for the nine months ended September 30, 2014 and 2013, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $96.6 million for the nine months ended September 30, 2014, an increase from the $75.0 million of expense for the same period in 2013. The increase was due primarily to increased compensation associated with fundraising efforts for CRP VII and CIEP I, as well as incremental compensation costs related to increased headcount, promotions, and estimated bonuses.
Equity-based compensation was $14.0 million for the nine months ended September 30, 2014, an increase of $11.0 million from $3.0 million for the nine months ended September 30, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses increased $12.6 million to $52.3 million for the nine months ended September 30, 2014 as compared to the same period of 2013. The increase primarily relates to an increase in external costs associated with fundraising activities for CRP VII and CIEP I.
Depreciation and amortization expense was $2.6 million for the nine months ended September 30, 2014, a decline from $3.3 million in 2013.
Interest expense increased $1.3 million, or 22%, for the nine months ended September 30, 2014 as compared to 2013. The increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income. ENI was $17.3 million for the nine months ended September 30, 2014, a decline of $14.3 million from $31.6 million for the same period in 2013. The decline in ENI for the nine months ended September 30, 2014 as compared to 2013 was primarily driven by an increase in investment loss of $17.2 million, an increase in equity-based compensation of $11.0 million, and a decline in fee related earnings of $10.3 million. These declines were partially offset by an increase in net performance fees of $24.2 million.
Fee Related Earnings. Fee related earnings declined $10.3 million for the nine months ended September 30, 2014 as compared to 2013 to $11.4 million. The decline in fee related earnings is primarily attributable to an increase in base compensation of $21.6 million and an increase in general, administrative, and other indirect expenses of $12.6 million, partially offset by an increase in fee revenues of $22.5 million.

Performance Fees. Performance fees of $108.2 million and $72.3 million for the nine months ended September 30, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $9.3 million and $16.8 million, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Appreciation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Real Estate funds (1)	$88.4	$82.2	10%	4%
Natural Resources funds (1)	11.7	1.5	14%	11%
Legacy Energy funds (1)	8.1	(11.4)	4%	1%
Total	$108.2	$72.3	7%	2%

(1) During the three months ended September 30, 2014, we created the "Legacy Energy funds" category to include our energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. We also created the "Natural Resources funds" category to include NGP carry funds, our infrastructure, power, and international energy funds. Our infrastructure and power funds were previously classified as part of our "Real Estate funds" category. Prior periods have been reclassified to conform with the current presentation.
Performance fees for the nine months ended September 30, 2014 were primarily driven by performance fees related to CRP VI of $70.4 million. Performance fees for the nine months ended September 30, 2013 were primarily driven by performance fees related to CRP VI of $60.0 million. Even though appreciation for the nine months ended September 30, 2014 exceeded the appreciation for the same period of 2013, performance fees from our real estate funds were largely flat. CRP VI was a slightly greater percentage of the total and funds not in carry impacted the total appreciation. Even though appreciation for the nine months ended September 30, 2014 exceeded the appreciation for the nine months ended September 30, 2013, performance fees from our real estate funds were relatively flat. CRP VI was a slightly greater percentage of the total and funds not in carry impacted the total appreciation.
Net performance fees for the nine months ended September 30, 2014 were $58.4 million, representing an increase of $24.2 million from $34.2 million in net performance fees for the nine months ended September 30, 2013.
Investment Income (Loss). Investment loss was $38.5 million for the nine months ended September 30, 2014 compared to $21.3 million for the same period in 2013. The increase in investment loss from 2013 to 2014 was due primarily to net investment losses on certain European real estate investments of $18.4 million in 2014 versus $17.6 million in 2013, as well as investment losses related to Urbplan in 2014 of $24.4 million and $6.4 million in 2013.
Distributable Earnings. Distributable earnings declined $12.6 million to $36.1 million for the nine months ended September 30, 2014 from $48.7 million for the same period in 2013. The decline was due to a $15.9 million decline in realized net performance fees and a $10.3 million decline in fee related earnings, partially offset by a decline in realized investment loss of $13.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2014 and 2013
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2014	2013
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,301	$9,520
Fee-earning AUM based on invested capital (2)	20,175	18,501
Fee-earning AUM based on lower of cost or fair value and other (3)	698	509
Total Fee-earning AUM (4)	$28,174	$28,530
Weighted Average Management Fee Rates (5)
All Funds	1.26%	1.19%
Funds in Investment Period	1.46%	1.26%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of September 30, 2014, the Legacy Energy Funds had, in the aggregate, approximately $11.6 billion in AUM and $7.5 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP

IX, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP Agribusiness and NGP XI (collectively, the "carry funds"), are managed by NGP Energy Capital Management. As of September 30, 2014, the NGP management fee funds and carry funds had, in the aggregate, approximately $17.2 billion in AUM and $8.9 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds and NGP management fee and carry funds, respectively. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,871	$28,685	$28,438	$29,305
Inflows, including Fee-paying Commitments (1)	855	680	3,923	1,678
Outflows, including Distributions (2)	(352)	(963)	(3,991)	(2,446)
Market Appreciation/(Depreciation) (3)	—	—	(12)	—
Foreign Exchange and other (4)	(200)	128	(184)	(7)
Balance, End of Period	$28,174	$28,530	$28,174	$28,530

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.2 billion at September 30, 2014, an increase of $0.3 billion, or approximately 1%, compared to $27.9 billion at June 30, 2014. This increase was driven by inflows of $0.9 billion, primarily related to new commitments to CRP VII, CIEP I, and our second power fund (“CPP II”). Commitments to NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization. The increase was offset by outflows of $0.4 billion, primarily due to distribution activity in our funds outside the original investment period. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
Fee-earning AUM was $28.2 billion at September 30, 2014, a decrease of $0.3 billion or approximately 1% compared to $28.4 billion at December 31, 2013. Outflows of $4.0 billion were primarily related to distributions from our fully invested real estate funds, Legacy and NGP management fee funds and related co-investments, in addition to the step down in fees from commitments to invested equity in Renew II and CRP VI. Offsetting this decrease were inflows of $3.9 billion, principally a result of commitments to CRP VII, CIEP I, and CPP II. Commitments to NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization.
Fee-earning AUM was $28.2 billion at September 30, 2014, a decrease of $0.3 billion, or approximately 1%, compared to $28.5 billion at September 30, 2013. This decrease was primarily related to the outflows of $4.6 billion in our NGP management fee funds, Legacy Energy funds, and real estate funds, offset by $4.4 billion of new commitments, primarily in CRP VII, CIEP I, CPP II, and NGP XI. Commitments to NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization.

Fee-earning AUM was $28.5 billion at September 30, 2013, a decrease of $0.2 billion, or less than 1%, compared to $28.7 billion at June 30, 2013. This decrease was driven by outflows of $1.0 billion, primarily a result of distributions from our fully invested real estate funds, Legacy and NGP management fee funds and related co-investments. This decrease is offset by inflows of $0.7 billion, primarily related to investment activity in our real estate funds outside of the investment period.
Fee-earning AUM was $28.5 billion at September 30, 2013, a decrease of $0.8 billion compared to $29.3 billion at December 31, 2012. Outflows of $2.4 billion were primarily related to distributions from our fully invested real estate funds, Legacy and NGP Energy funds and related co-investments. Offsetting this decrease were inflows of $1.7 billion, principally a result of commitments to CIEP I and investment activity in our real estate funds outside of the investment period.
Total AUM as of and for the Three and Nine Months Ended September 30, 2014
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$12,310	$30,986	$43,296	$8,754	$29,910	$38,664
Commitments (1)	3,035	—	3,035	7,377	—	7,377
Capital Called, net (2)	(981)	973	(8)	(2,575)	2,969	394
Distributions (3)	221	(1,049)	(828)	1,032	(6,226)	(5,194)
Market Appreciation/(Depreciation) (4)	—	531	531	—	4,756	4,756
Foreign Exchange and other (5)	(44)	(202)	(246)	(47)	(170)	(217)
Balance, End of Period	$14,541	$31,239	$45,780	$14,541	$31,239	$45,780

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

(2)
Represents capital called by our carry funds and NGP management fee funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)
Represents distributions from our carry funds and NGP management fee funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $45.8 billion at September 30, 2014, an increase of $2.5 billion, or 6%, compared to $43.3 billion at June 30, 2014. This increase was driven by $3.0 billion of new commitments raised in NGP XI, CRP VII, CIEP I, and CPP II. Our portfolio experienced a 2% increase in value over the period, due to a 4% increase in our real estate funds and a 3% increase in our natural resources funds. Market appreciation of $0.5 billion was largely attributable to CRP VI and our NGP management fee funds. The increase was partially offset by distributions of $0.8 billion, primarily in CRP VI and our Legacy Energy funds and $0.2 billion of foreign exchange loss.
Total AUM was $45.8 billion at September 30, 2014, an increase of $7.1 billion, or over 18%, compared to $38.7 billion at December 31, 2013. This increase was driven by commitments raised of $7.4 billion in NGP XI, CRP VII, CIEP I, and CPP II and $4.8 billion of market appreciation. Our portfolio experienced a 7% increase in value over the period, due to a 10% increase in our real estate funds, 14% increase in our natural resources funds, and a 4% increase in our Legacy Energy funds.The increase was offset by distributions of $5.2 billion, primarily in the several of our real estate carry funds, the NGP management fee funds and Legacy Energy funds.

Fund Performance Metrics
Fund performance information for our carry funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2014, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of September 30, 2014					as of September 30, 2014
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,399.1	2.7x	44%	29%	$522.5	$1,399.1	2.7x	44%
CRP IV	12/2004	$950.0	$1,198.6	$1,365.9	1.1x	3%	(1)%	$465.2	$515.4	1.1x	9%
CRP V	11/2006	$3,000.0	$3,290.4	$4,725.1	1.4x	11%	7%	$2,652.4	$3,896.1	1.5x	13%
CRP VI	9/2010	$2,340.0	$1,741.5	$2,628.5	1.5x	34%	22%	$395.0	$771.7	2.0x	43%
CEREP I	3/2002	€426.6	€517.0	€691.5	1.3x	12%	7%	€503.2	€665.4	1.3x	13%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	n/a	n/a	€483.2	€127.7	0.3x	n/a
CEREP III	5/2007	€2,229.5	€1,968.2	€1,919.9	1.0x	(1)%	(5)%	€567.8	€706.7	1.2x	6%
CIP	9/2006	$1,143.7	$1,011.7	$1,216.9	1.2x	5%	2%	$180.7	$—	0.0x	n/a
Energy II	7/2002	$1,100.0	$1,334.8	$3,388.7	2.5x	81%	55%	$827.4	$3,202.2	3.9x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$6,169.8	1.7x	12%	9%	$1,545.4	$4,158.7	2.7x	26%
Energy IV	12/2007	$5,979.1	$5,745.6	$9,345.6	1.6x	19%	13%	$2,338.8	$4,637.5	2.0x	29%
Renew II	3/2008	$3,417.5	$2,801.7	$4,043.8	1.4x	12%	8%	$643.1	$842.7	1.3x	13%
All Other Funds(9)	Various		$2,724.8	$2,941.3	1.1x	3%	(2)%	$1,923.4	$2,293.7	1.2x	9%
Coinvestments and Other(10)	Various		$5,210.0	$8,341.8	1.6x	18%	14%	$2,084.2	$4,483.0	2.2x	28%
Total Fully Invested Funds			$33,333.4	$49,026.4	1.5x	14%	8%	$15,541.0	$28,094.3	1.8x	24%
Funds in the Investment Period(6)
CRP VII(12)	3/2014	$1,488.1	n/m	n/m	n/m	n/m	n/m
CIEP I(12)	9/2013	$1,782.9	$187.3	$146.5	0.8x	n/m	n/m
NGP X(14)	1/2012	$3,586.0	$2,380.1	$3,279.4	1.4x	28%	19%
All Other Funds(11)	Various		$8.9	$8.9	1.0x	n/m	n/m
Total Funds in the Investment Period			$2,576.3	$3,432.7	1.3x	27%	15%	$171.7	$481.5	2.8x	145%
TOTAL Real Assets(13)			$35,909.7	$52,459.2	1.5x	14%	8%	$15,712.7	$28,575.8	1.8x	25%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CPP II and NGP Agribusiness.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I and March 2014 for CRP VII.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

(14)
NGP X was previously reported as an NGP management fee fund. As of September 30, 2014, it is reported as a carry fund due to Carlyle's exercise on July 1, 2014 of its option to acquire general partner interests in NGP X which entitles Carlyle to an allocation of income equal to 40% of the carried interest received by NGP X's general partner.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2014
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$4,792.5	1.4x	1.6x	96%	X	X	80%	Feb-08	27	Dec-13
NGP X	$2,895.1	1.4x	1.4x	66%	X		80%	Oct-12	8	May-17
Renew II	$2,413.1	1.3x	1.4x	82%	X		80%	Nov-08	24	May-14
CRP VI	$1,778.9	1.3x	1.5x	74%	X	X	50%	Dec-11	12	Mar-16
Energy III	$1,761.8	0.9x	1.7x	94%	X		80%	Nov-05	36	Oct-11
CEREP III	€1,388.3	0.9x	1.0x	88%			67%	Oct-07	28	May-11
CRP V	$1,048.2	1.4x	1.4x	110%			50%	Nov-06	32	Nov-11
CIP	$979.2	1.5x	1.2x	88%			80%	Oct-06	32	Sep-12
CRP IV	$829.0	1.1x	1.1x	126%	(X)		50%	Dec-05	36	Dec-09
Energy II	$315.0	0.5x	2.5x	121%	(X)		80%	Jan-03	47	Jul-08
CRP III	$250.8	40.7x	2.7x	93%	X	X	50%	Dec-01	52	May-05
CIEP I	$154.0	0.9x	0.8x	9%			80%	Oct-13	4	Sep-19
All Other Funds(8)	$363.1	0.6x	0.9x		n/m	n/m
Coinvestment and Other(9)	$3,192.1	1.0x	1.6x		n/m	n/m
Total Real Assets(10)	$22,526.2	1.1x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRP VII, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, NGP Agribusiness, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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
The following table presents our results of operations for our Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$46.0	$37.2	$137.4	$76.6
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	46.0	37.2	137.4	76.6
Performance fees
Realized	10.6	5.7	23.5	9.9
Unrealized	(50.9)	38.9	150.9	81.5
Total performance fees	(40.3)	44.6	174.4	91.4
Investment income (loss)
Realized	—	—	—	—
Unrealized	—	0.1	0.3	0.1
Total investment income (loss)	—	0.1	0.3	0.1
Interest and other income	0.5	—	1.0	0.2
Total revenues	6.2	81.9	313.1	168.3
Segment Expenses
Compensation and benefits
Direct base compensation	20.7	16.8	62.4	34.1
Indirect base compensation	4.3	1.1	12.1	3.7
Equity-based compensation	1.5	0.1	3.3	0.3
Performance fee related
Realized	7.2	2.6	14.0	5.0
Unrealized	(36.2)	29.7	121.9	61.9
Total compensation and benefits	(2.5)	50.3	213.7	105.0
General, administrative, and other indirect expenses	11.5	5.7	31.3	13.5
Depreciation and amortization expense	0.9	0.7	2.8	1.7
Interest expense	1.5	0.6	4.1	1.7
Total expenses	11.4	57.3	251.9	121.9
Economic Net Income (Loss)	$(5.2)	$24.6	$61.2	$46.4
(-) Net Performance Fees	(11.3)	12.3	38.5	24.5
(-) Investment Income (Loss)	—	0.1	0.3	0.1
(+) Equity-based Compensation	1.5	0.1	3.3	0.3
(=) Fee Related Earnings	$7.6	$12.3	$25.7	$22.1
(+) Realized Net Performance Fees	3.4	3.1	9.5	4.9
(+) Realized Investment Income (Loss)	—	—	—	—
(=) Distributable Earnings	$11.0	$15.4	$35.2	$27.0

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Total fee revenues were $46.0 million and $37.2 million for the three months ended September 30, 2014 and 2013, respectively. The increase is due primarily to the incremental $4.8 million of management fees from our acquisition of Metropolitan and the incremental $4.8 million of management fees from our acquisition of DGAM.
Total compensation and benefits were $(2.5) million and $50.3 million for the three months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $(29.0) million and $32.3 million, or 72% of performance fees for the three months ended September 30, 2014 and 2013.
Direct and indirect base compensation expense was $25.0 million and $17.9 million for the three months ended September 30, 2014 and 2013, respectively. After considering the impact of the increase in compensation expense from our acquisition of Metropolitan of $3.2 million and our acquisition of DGAM of $3.0 million, the increase was also due to incremental compensation costs related to investments in additional investor relations personnel for the Solutions business lines.
Equity-based compensation was $1.5 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014.
General, administrative and other indirect expenses were $11.5 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively. The increase was due primarily to our acquisition of Metropolitan of $1.6 million and our acquisition of DGAM of $1.1 million.
Depreciation and amortization expense was $0.9 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively.
Interest expense was $1.5 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income (Loss). Economic net income was $(5.2) million and $24.6 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in ENI for the three months ended September 30, 2014 as compared to 2013 was primarily driven by a decrease in net performance fees of $23.6 million, a decrease in fee related earnings of $4.7 million, and an increase in equity-based compensation expense of $1.4 million.
Fee Related Earnings. Fee related earnings were $7.6 million and $12.3 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in fee related earnings was primarily due to higher direct and indirect compensation costs of $7.1 million and the $5.8 million increase in general, administrative, and other indirect expenses, partially offset by the net increase in fee revenues of $8.8 million for the three months ended September 30, 2014 as compared to 2013.

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

Performance fees were $(40.3) million and $44.6 million for the three months ended September 30, 2014 and 2013, respectively, are inclusive of performance fee reversed of approximately $75.8 million and $0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2014	2013
	(Dollars in millions)
Private Equity fund of funds	$(41.0)	$44.6
Hedge fund of funds	0.7	—
Performance fees	$(40.3)	$44.6
Performance fees during the three months ended September 30, 2014 primarily reflect a reversal of performance fees related to Main Fund III – Secondary Investments (2006) and Main Fund III – Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, that fell below their performance threshold and therefore reversed the previously accrued performance fees. This resulted in a decrease in performance fees attributable to these vehicles of $75.8 million. Overall, the AlpInvest private equity fund of funds vehicles appreciated approximately 10% during the three months ended September 30, 2014.
Net performance fees for the three months ended September 30, 2014 were $(11.3) million, representing a decrease of $(23.6) million from $12.3 million in net performance fees for the three months ended September 30, 2013.
Distributable Earnings. Distributable earnings were $11.0 million and $15.4 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in distributable earnings was due primarily to the decrease in fee related earnings of $4.7 million.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Total fee revenues were $137.4 million and $76.6 million for the nine months ended September 30, 2014 and 2013, respectively. After considering the incremental $14.8 million of management fees from our acquisition of Metropolitan, the incremental $12.9 million of management fees from our acquisition of DGAM, and the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest, the remaining increase in management fees was due to an increase in Fee-earning AUM at AlpInvest from 2013 to 2014.
Total compensation and benefits were $213.7 million and $105.0 million for the nine months ended September 30, 2014 and 2013, respectively. Performance fee related compensation expense was $135.9 million and $66.9 million or 78% and 73% of performance fees for the nine months ended September 30, 2014 and 2013, respectively.
Direct and indirect base compensation expense was $74.5 million and $37.8 million for the nine months ended September 30, 2014 and 2013, respectively. After considering the increase in compensation expense from our acquisition of Metropolitan of $9.3 million, our acquisition of DGAM of $7.9 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to incremental compensation costs related to investments in additional investor relations personnel for the Solutions business lines.
Equity-based compensation was $3.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.

General, administrative and other indirect expenses were $31.3 million and $13.5 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due primarily to the increase in general, administrative and other indirect expenses from our acquisition of Metropolitan of $4.5 million, our acquisition of DGAM of $3.3 million, and the acquisition of the remaining 40% equity interest in AlpInvest.
Depreciation and amortization expense was $2.8 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Interest expense was $4.1 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.

Economic Net Income. Economic net income was $61.2 million and $46.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in ENI for the nine months ended September 30, 2014 as compared to 2013 was primarily driven by an increase in net performance fees of $14.0 million and an increase in fee related earnings of $3.6 million, partially offset by an increase in equity-based compensation expense of $3.0 million.
Fee Related Earnings. Fee related earnings were $25.7 million and $22.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in fee related earnings was due to our acquisitions of Metropolitan, DGAM, and the remaining 40% equity interest in AlpInvest. These increases were partially offset by incremental compensation costs related to investments in personnel for the Solutions infrastructure in order to facilitate integration of the various business lines.
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
Performance fees were $174.4 million and $91.4 million for the nine months ended September 30, 2014 and 2013, respectively. There were no reversals of performance fees for the nine months ended September 30, 2014 and 2013. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Private Equity fund of funds	$168.4	$91.4
Hedge fund of funds	6.0	—
Performance fees	$174.4	$91.4
The $174.4 million in performance fees for the nine months ended September 30, 2014 was driven primarily by performance fees for Co-Investment Fund & Secondaries Fund (2009-2010) of $25.5 million, Co-Investment Fund & Secondaries Fund (2012-2013) of $20.7 million, Partnership Fund (2007) of $12.1 million, and Partnership Fund (2009) of $9.2 million. Performance fees for the nine months ended September 30, 2014 and 2013 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 24% and 13% for the nine months ended September 30, 2014 and 2013, respectively.
Net performance fees for the nine months ended September 30, 2014 were $38.5 million, representing an increase of $14.0 million from $24.5 million in net performance fees for the nine months ended September 30, 2013.

Distributable Earnings. Distributable earnings were $35.2 million and $27.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in distributable earnings was due to the increase in realized net performance fees of $4.6 million and the increase in fee related earnings of $3.6 million.
Fee-earning AUM as of and for the Three and Nine Ended September 30, 2014 and 2013
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2014	2013
Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,726	$11,290
Fee-earning AUM based on invested capital (2)	1,051	—
Fee-earning AUM based on net asset value	2,903	—
Fee-earning AUM based on lower of cost or fair market value	21,594	22,454
Total Fee-earning AUM	$35,274	$33,744

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.
The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$39,358	$31,775	$35,067	$28,942
Acquisitions	—	—	2,894	—
Inflows, including Fee-paying Commitments (1)	882	1,793	4,431	6,714
Outflows, including Distributions (2)	(2,731)	(1,089)	(4,748)	(3,219)
Subscriptions, net of Redemptions (3)	(61)	—	(195)	—
Market Appreciation/(Depreciation) (4)	57	(35)	274	352
Foreign Exchange and other (5)	(2,231)	1,300	(2,449)	955
Balance, End of Period	$35,274	$33,744	$35,274	$33,744

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

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

Fee-earning AUM was $35.3 billion at September 30, 2014, a decrease of $4.1 billion, or approximately 10%, compared to $39.4 billion at June 30, 2014. This decrease is driven by outflows of $1.7 billion for certain fund of funds vehicles’ change in fee basis methodology from commitments to lower of cost or fair value and distributions of $1.0 billion, in addition to foreign exchange loss of $2.2 billion in our Euro-denominated fund of funds vehicles, and net redemptions in our fund of hedge funds vehicles of $0.1 billion. This was offset by inflows of $0.9 billion in our AlpInvest fund of funds vehicles and $0.1 billion of market appreciation. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $35.3 billion at September 30, 2014, an increase of $0.2 billion, or approximately 1%, compared to $35.1 billion at December 31, 2013. This increase was driven by the acquisition of DGAM of $2.9 billion, inflows of $4.4 billion and market appreciation of $0.3 billion, offset by outflows of $4.7 billion, due to $2.8 billion in dispositions and $1.9 billion for reductions in fee basis from commitments to lower of cost or fair value, both primarily in our AlpInvest fund of funds vehicles, foreign exchange loss of $2.4 billion, and net redemptions of $0.2 billion in our fund of hedge fund vehicles.
Fee-earning AUM was $35.3 billion at September 30, 2014, an increase of $1.6 billion, or approximately 5%, compared to $33.7 billion at September 30, 2013. This increase was driven by the $5.1 billion for the acquisitions of DGAM and Metropolitan, inflows of $5.3 billion and $0.2 billion of market appreciation. This increase was offset by outflows of $7.0,consisting of $4.1 billion of distributions and $2.9 billion for reductions in fee basis from commitments to lower of cost or fair value, primarily in our AlpInvest fund of funds vehicles and $0.2 billion of net redemptions in our fund of hedge funds vehicles.

Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $2.0 billion, or more than 6%, compared to $31.8 billion at June 30, 2013. This increase was driven by inflows of $1.8 billion and foreign exchange gain of $1.3 billion, offset by outflows of $1.1 billion.
Fee-earning AUM was $33.7 billion at September 30, 2013, an increase of $4.8 billion, or approximately 17%, compared to $28.9 billion at December 31, 2012. This increase was driven by inflows of $6.7 billion, foreign exchange gain of $1.0 billion, and market appreciation of $0.4 billion, offset by outflows of $3.2 billion.
Total AUM as of and for the Three and Nine Month Period Ended September 30, 2014
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Solutions
Balance, Beginning of Period	$19,302	$37,426	$56,728	$17,063	$32,741	$49,804
Acquisitions	—	—	—	—	2,993	2,993
Commitments (1)	145	—	145	4,572	—	4,572
Capital Called, net (2)	(1,254)	1,138	(116)	(3,595)	3,325	(270)
Distributions (3)	124	(2,491)	(2,367)	293	(7,051)	(6,758)
Subscriptions, net of Redemptions (4)	—	(31)	(31)	—	(230)	(230)
Market Appreciation/(Depreciation) (5)	—	1,571	1,571	—	5,817	5,817
Foreign Exchange and other (6)	(704)	(940)	(1,644)	(720)	(922)	(1,642)
Balance, End of Period	$17,613	$36,673	$54,286	$17,613	$36,673	$54,286

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2014) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2014.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $54.3 billion at September 30, 2014, a decrease of $2.4 billion, or approximately 4%, compared to $56.7 billion at June 30, 2014. This decrease was primarily driven by $2.4 billion of distributions and foreign exchange loss of $1.6 billion in our Euro-denominated fund of funds vehicles. This decrease was offset by market appreciation of $1.6 billion and net capital calls of $0.1 billion.
Total AUM was $54.3 billion at September 30, 2014, an increase of $4.5 billion, or 9%, compared to $49.8 billion at December 31, 2013. This increase was primarily driven by $5.8 billion of market appreciation, new commitments and activated mandates of $4.6 billion, and amounts related to the acquisition of DGAM of $3.0 billion. This increase was offset by $6.8 billion of distributions, foreign exchange loss of $1.6 billion, and $0.2 billion of net redemptions in our fund of hedge funds vehicles.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2014, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Solutions business.

			TOTAL INVESTMENTS
			as of September 30, 2014
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Solutions(1)	(Reported in Local Currency, in Millions)
Fully Committed Funds(5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,009.6	€6,559.4	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,577.8	€7,042.7	1.5x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€11,327.5	€16,025.7	1.4x	9%	9%
Main Fund IV - Fund Investments	2009	€4,880.0	€2,781.7	€3,436.1	1.2x	13%	12%
Main Fund I - Secondary Investments	2002	€519.4	€475.1	€886.1	1.9x	55%	51%
Main Fund II - Secondary Investments	2003	€998.4	€948.9	€1,736.6	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,200.6	€3,106.1	1.4x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,769.3	€2,650.2	1.5x	21%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€894.2	€2,444.8	2.7x	45%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,622.0	€3,677.1	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,272.2	€2,309.9	1.8x	22%	20%
Main Fund II - Mezzanine Investments	2004	€700.0	€726.2	€983.0	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,608.0	€2,120.5	1.3x	11%	9%
All Other Funds(9)	Various		€1,462.2	€2,127.5	1.5x	17%	13%
Total Fully Committed Funds			€36,675.3	€55,105.8	1.5x	12%	12%
Funds in the Commitment Period(5)
Main Fund V - Fund Investments	2012	€5,080.0	€765.2	€738.4	1.0x	(6)%	(10)%
Main Fund V - Secondary Investments	2011	€3,793.0	€1,424.6	€2,017.4	1.4x	34%	30%
Main Fund V - Co-Investments	2012	€1,747.5	€838.2	€1,195.7	1.4x	44%	40%
All Other Funds(9)	Various		€213.5	€253.9	1.2x	17%	15%
Total Funds in the Commitment Period			€3,241.5	€4,205.4	1.3x	30%	26%
TOTAL SOLUTIONS			€39,916.8	€59,311.2	1.5x	13%	12%
TOTAL SOLUTIONS (USD)(10)			$50,412.8	$74,906.8	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of September 30, 2014, these excluded investments represent $0.7 billion of AUM at AlpInvest and $2.1 billion of AUM at Metropolitan.

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

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$2,516.3	$2,556.6
Net cash provided by (used in) investing activities	47.1	(64.0)
Net cash used in financing activities	(2,072.0)	(2,225.5)
Effect of foreign exchange rate changes	(63.8)	21.5
Net change in cash and cash equivalents	$427.6	$288.6
Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash performance fees, the related non-cash performance fee related compensation, and non-cash equity-based compensation, all of which are included in earnings. Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the nine months ended September 30, 2014, proceeds were $500.2 million while purchases were $191.9 million. However, in the nine months ended September 30, 2013, investment proceeds were $231.4 million as compared to purchases of $112.2 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the nine months ended September 30, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $7,805.0 million, while purchases of investments by the Consolidated Funds were $8,318.8 million. For the nine months ended September 30, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $8,916.5 million, while purchases of investments by the Consolidated Funds were $8,993.1 million.
Net Cash Provided By (Used in) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the nine months ended September 30, 2014, cash provided by investing activities primarily reflects a change in restricted cash balances. Additionally, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million during the nine months ended September 30, 2014.
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
For the nine months ended September 30, 2013, we received net proceeds of $495.3 million, net of financing costs, from the $500.0 million 3.875% senior note issuance in January 2013 and $394.1 million, net of financing costs, for the $400.0 million 5.625% senior note issuance in March 2013. The proceeds from the 2013 senior note issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. Our repayments under our revolving credit facility were $386.3 million and our repayments on our term loan were $475.0 million for the nine months ended September 30, 2013.
Distributions to our common unitholders were $91.9 million and $52.0 million for the nine months ended September 30, 2014 and 2013, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $446.8 million and $331.1 million for the nine months ended September 30, 2014 and 2013, respectively. The net payment on loans payable by our Consolidated Funds during the nine months ended September 30, 2014 and 2013 were $1,087.6 million and $1,462.7 million, respectively. For the nine months ended September 30, 2014 and 2013, contributions from non-controlling interest holders were $1,923.9 million and $1,909.5 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2014 and 2013, distributions to non-controlling interest holders were $2,593.9 million and $2,397.4 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Sources of Cash and Liquidity Needs

We believe that our primary liquidity needs are to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	make distributions to our unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy; and

•	fund the capital investments of Carlyle in our funds.
With respect to distribution year 2014, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $32.3 million, or $0.48 per common unit, consisting of (i) $0.16 per common unit in respect of the third quarter of 2014, which is payable on November 21, 2014 to common unitholders of record on November 10, 2014, (ii) $0.16 per common unit in respect of the second quarter of 2014, which was paid in August 2014, and (iii) $0.16 per common unit in respect of the first quarter of 2014, which was paid in May 2014.

Distributions to common unitholders paid during the nine months ended September 30, 2014 totaled $91.9 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013, the $0.16 per common unit quarterly distribution paid in May 2014, and the $0.16 per common unit quarterly distribution paid in August 2014.
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
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2014. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued $200 million of 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used a portion of the net proceeds from the equity issuance to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the equity issuance and the proceeds from the debt issuance will be used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. During the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through September 30, 2014, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2014, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,619.6	$1,909.1	$3,528.7
Global Market Strategies	1,165.9	227.2	1,393.1
Real Assets	759.8	802.2	1,562.0
Solutions	65.7	38.8	104.5
Total	$3,611.0	$2,977.3	$6,588.3
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.0 billion of unfunded commitments, approximately $2.7 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

Investments as of September 30, 2014 consist of the following (dollars in millions):

Investments	$985.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(241.1)
Less: Strategic equity method investment in NGP Management	(493.6)
Less: Investment in the general partner of NGP X associated with carried interest rights	(60.7)
Investments excluding non-controlling interests and NGP	189.8
Plus: investments in Consolidated Funds, eliminated in consolidation	163.6
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$353.4
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

Our accrued performance fees by segment as of September 30, 2014, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,799.9	$(27.1)	$2,772.8
Global Market Strategies	140.5	(2.1)	138.4
Real Assets	328.1	(12.9)	315.2
Solutions	474.9	—	474.9
Total	$3,743.4	$(42.1)	$3,701.3
Plus: Investment in the general partner of NGP X associated with carried interest rights			60.7
Less: Accrued performance fee-related compensation			(1,771.6)
Plus: Receivable for give back obligations from current and former employees			14.4
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			(5.3)
Net accrued performance fees excluding compensation and non-controlling interests			1,999.5
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			6.3
Less: Net accrued performance fees realized in the third quarter of 2014 and to be collected in subsequent periods			(12.5)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,993.3
Cash and cash equivalents were approximately $1.4 billion at September 30, 2014. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) cash reserved for potential future giveback obligations. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $880 million as of September 30, 2014. This remaining amount will be used towards our primary liquidity needs, as previously outlined.
Our Balance Sheet and Indebtedness
Total assets were $37.7 billion at September 30, 2014, an increase of $2.0 billion from December 31, 2013. The increase in total assets was primarily attributable to increases in cash and cash equivalents, cash and cash equivalents held at Consolidated Funds, investments of Consolidated Funds, and accrued performance fees. Assets of the Consolidated Funds were approximately $30.3 billion at September 30, 2014, representing an increase of $1.3 billion from December 31, 2013. Cash and cash equivalents were approximately $1.4 billion, an increase of $0.5 billion from December 31, 2013. Accrued performance fees were approximately $3.7 billion at September 30, 2014, representing an increase of $0.1 billion from December 31, 2013.
Total liabilities were $22.7 billion at September 30, 2014, an increase of $1.9 billion from December 31, 2013. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $1.4 billion from December 31, 2013 to September 30, 2014, and an increase in the outstanding 5.625% senior notes due 2043, which increased $0.2 billion from December 31, 2013 to September 30, 2014.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2014, our total assets were $7.6 billion, including cash and cash equivalents of $1.4 billion and accrued performance fees of $3.8 billion.
Loans Payable. Loans payable on our balance sheet at September 30, 2014 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at September 30, 2014 includes $15.9 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.41% at September 30, 2014).
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
Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($15.9 million at September 30, 2014) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.83% at September 30, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
As of September 30, 2014, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,289.9	1.67%	%	9.17
Subordinated notes and preferred shares	1,359.4	N/A	(1)	7.94
Combination notes	15.0	N/A	(2)	7.39
Total	$16,664.3

(1)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(2)	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.
The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of September 30, 2014 was $14,984.4 million, $1,420.2 million, and $16.3 million, respectively.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of September 30, 2014, the principal amount outstanding on the loans was approximately $291.1 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at September 30, 2014 was $160.1 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (14.8% to 18.2% as of September 30, 2014); (ii) IGP-M plus a margin of 12.0% (16.9% as of September 30, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.5% to 20.0% as of September 30, 2014).
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2014, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2014 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, 2014 to December 31, 2014	2015-2016	2017-2018	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$40.9	$1,100.0	$1,140.9
Interest payable(b)	14.2	111.1	108.3	897.6	1,131.2
Contingent cash consideration(c)	6.2	152.2	67.0	355.8	581.2
Operating lease obligations(d)	25.0	117.0	92.1	268.5	502.6
Capital commitments to Carlyle funds(e)	2,977.3	7.5	—	—	2,984.8
Tax receivable agreement payments(f)	—	5.0	8.1	85.9	99.0
Loans payable of Consolidated Funds(g)	93.0	516.5	794.6	17,761.6	19,165.7
Loans payable of a consolidated real estate VIE(h)	36.2	127.5	92.9	212.3	468.9
Unfunded commitments of the CLOs and Consolidated Funds(i)	1,007.6	—	—	—	1,007.6
Redemptions payable of Consolidated Funds(j)	129.3	—	—	—	129.3
Consolidated contractual obligations	4,288.8	1,036.8	1,203.9	20,681.7	27,211.2
Loans payable of Consolidated Funds(g)	(93.0)	(516.5)	(794.6)	(17,761.6)	(19,165.7)
Loans payable of a consolidated real estate VIE(h)	(36.2)	(127.5)	(92.9)	(212.3)	(468.9)
Capital commitments to Carlyle funds(e)	(2,687.6)	—	—	—	(2,687.6)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(1,007.6)	—	—	—	(1,007.6)
Redemptions payable of Consolidated Funds(j)	(129.3)	—	—	—	(129.3)
Carlyle Operating Entities contractual obligations	$335.1	$392.8	$316.4	$2,707.8	$3,752.1

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

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.33% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.83% on $15.9 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $48.0 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

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

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.0 billion of unfunded commitments, approximately $2.7 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that will be paid to NGP in January 2015 in exchange for an additional 7.5% equity interest in NGP Management. As a result of this transaction, beginning in January 2015, the Partnership will receive 55% of the management fee-related revenues of NGP entities that serve as the advisors to certain private equity funds.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2014, at spreads to market rates pursuant to the debt agreements, and range from 0.44% to 12.65%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of September 30, 2014, at spreads to market rates pursuant to the loan agreements, and range from 14.8% to 20.0%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of June 30, 2014.

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

Excluded from the table above are liabilities for uncertain tax positions of $14.7 million at September 30, 2014 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of

Urbplan for land development services with an estimated $146 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.

Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From April 2013 (the time of the first additional investment into Urbplan) through September 30, 2014, $171.2 million has been funded to Urbplan by us and our senior Carlyle professionals (net of gains from related foreign currency forward contracts). We have funded $40.3 million of the $171.2 million and the remaining $130.9 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended September 30, 2014, $18.4 million was funded to Urbplan, of which we funded $4.6 million and the senior Carlyle professionals funded $13.8 million indirectly through us.
At this time, Urbplan is expected to require additional funding of approximately $80 million to $130 million to enable it to continue operations; however, the actual amount of additional funding necessary may exceed this estimate. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% indirectly through us of any additional investments made by us and our senior Carlyle professionals.

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
For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, which is payable partly in cash and partly by a promissory note, is earned based on NGP’s achievement of certain business performance goals, including the successful fundraising by NGP of new fund commitments. See Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

	As of September 30, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$266.6	$183.0	$449.6	$237.8
Employment-based contingent cash consideration	345.8	45.0	390.8	157.3
Total	$612.4	$228.0	$840.4	$395.1

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
Guarantees
In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $16.0 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At September 30, 2014, approximately $8.2 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of September 30, 2014.

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
Contingent Obligations (Giveback)
An accrual for potential repayment of previously received performance fees of $42.1 million at September 30, 2014 ($51.5 million before $9.4 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2014. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $14.4 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of September 30, 2014 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of September 30, 2014, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.1 billion, on an after-tax basis where applicable.
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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once such a consortium had announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” All of our codefendants reached settlement agreements with plaintiffs. To avoid the risk and cost associated with continuing the litigation through trial, we entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against us without any admission of liability. The Court granted preliminary approval of all the defendants' settlements, including Carlyle’s, on September 29, 2014. A hearing on final approval of the settlements is scheduled for February 11, 2015. Carlyle Partners IV, L.P. ("CP IV") and its affiliates will bear the costs of the settlement not covered by insurance. As a result, our performance fees from CP IV were reduced by $19.3 million.
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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Several different lawsuits, described below, developed from the CCC insolvency. Some of these lawsuits were dismissed, but two remain, which are described below.
First, in November 2009, another CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Hearings in the case and related to the case have nevertheless taken place on several occasions since that time, most recently in September 2013. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. Carlyle successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.
Second, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in

December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on September 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after February 1, 2016. In addition, the liquidators’ lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.
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
CEREP I and its subsidiaries are contesting the French tax assessment. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, we consolidated the fund into our consolidated financial statements. As of September 30, 2014, CEREP I had accrued €75.0 million ($94.7 million as of September 30, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in our consolidated financial statements.

Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2013 through September 30, 2014 is as follows:

	Units as of December 31, 2013	Units Issued	Units Forfeited	Units Exchanged	Units as of September 30, 2014
Carlyle Holdings partnership units held by the Partnership	48,605,870	8,732,014	—	9,300,000	66,637,884
Carlyle Holdings partnership units not held by the Partnership	262,164,851	—	(2,096,789)	(9,300,000)	250,768,062
Total Carlyle Holdings partnership units	310,770,721	8,732,014	(2,096,789)	—	317,405,946
The Carlyle Holdings partnership units issued to the Partnership during the period from December 31, 2013 through September 30, 2014 relate to: (i) the Partnership using the net cash proceeds from the issuance of 4,500,000 common units in March 2014 to acquire 4,500,000 newly issued Carlyle Holdings partnership units, (ii) the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2014, (iii) the acquisition of DGAM in February 2014, and (iv) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership’s common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 731,970 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2013 through September 30, 2014 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the Partnership's use of the net cash proceeds from the issuance of 9,300,000 common units in March 2014 to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings.

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
There was no material change in our market risks during the three months ended September 30, 2014. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: November 6, 2014	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

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