Form 10-K
period 2014-12-31
Carlyle Group L.P.
filed 2015-02-26
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2014 was $2,265,801,691.
The number of the Registrant’s common units representing limited partner interests outstanding as of February 20, 2015 was 68,906,237.
DOCUMENTS INCORPORATED BY REFERENCE
None

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
“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to (i) those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, business development companies, mutual funds, and fund of funds vehicles), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund and (ii) those investment funds advised by NGP from which we are entitled to receive a carried interest. The “NGP management fee funds” refer to those funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we only receive an allocation of income based on the funds' management fees. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”). For an explanation of the fund acronyms used throughout this Annual Report, refer to “Business—Our Family of Funds.”
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

(c)
the amount of aggregate fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the aggregate principal amount of the notes of our other structured products;

(d)
the net asset value of our mutual fund and the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds;

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
We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and carry funds that are advised by NGP. Although we include all capital commitments to the NGP Natural Resources XI, L.P. fund (“NGP XI”) in our assets under management calculation, for certain limited partners we will only include invested capital for NGP XI in our Fee-earning AUM calculation until early 2016 when we will be entitled to charge management fees based on commitments less realized and written-off investments.
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

With respect to certain of the hedge funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly if the net asset value of an investor’s account has increased. A fund or vehicle's "high-water mark" refers to the highest period end net asset value of an investor’s account on which incentive fees were previously paid.

PART I.

ITEM 1.    BUSINESS
Overview
We are one of the world’s largest and most diversified multi-product global alternative asset management firms. We advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our fund investors. Since our firm was founded in Washington, D.C. in 1987, we have grown to become a leading global alternative asset manager with more than $194 billion in AUM across 128 funds and 142 fund of funds vehicles as of December 31, 2014. We have more than 1,650 employees, including more than 700 investment professionals in 40 offices across six continents, and we serve more than 1,650 active carry fund investors from 78 countries. Across our Corporate Private Equity (“CPE”) and Real Assets segments, we have investments in more than 200 portfolio companies that employ more than 675,000 people.
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

There are four primary drivers of our business — fundraising or attracting new capital commitments to our funds; investing; working to create value for our investors or to achieve appreciation of our various investments; and harvesting, selling or otherwise disposing of our carry fund investments. Operational and strategic highlights for 2014 include the following:

•
During 2014, we raised more than $24 billion in new commitments across our platform; made equity investments through our carry funds of approximately $10 billion in more than 200 new and follow-on investments; realized proceeds of nearly $20 billion through 45 funds; and increased the value of our carry fund portfolio by approximately 15%.

•	Each of our segments continued to leverage the One Carlyle platform to take advantage of economies of scale and offer our investors differentiated products. Specifically:

◦	In our CPE segment:

▪
We closed our fourth Asia buyout fund and our second financial services fund. We launched fundraising for our second U.S mid-market fund and continued to see increased investor demand for our latest generation Europe buyout and technology funds. In total, we closed on nearly $8 billion in commitments in our CPE segment. We are also working closely with each other business segment and with several investors to develop longer duration investment funds or managed accounts.

•
We invested in, among others, Acosta Inc. (through CP VI), ADT Caps (through CP VI and CAP IV), Custom Sensors & Technologies (through CEP IV), Diamond Bank (through CSSAF), Expereo (through CETP III), Ganji.com (through CAP IV) and Ortho-Clinical Diagnostics (through CP VI).

•
We sold our stake in, among others, ADA Cosmetics, a CETP II portfolio company, Beats Electronics L.L.C., a CP V portfolio company, Chimney Co. Ltd., a CJP II portfolio company, Sermeta, a CEP III portfolio company and Viator, a CVP II portfolio company, and a portion of our stake in RAC Limited, a CEP III portfolio company. We also undertook several successful initial public offerings including Applus Servicios Tecnológicos, S.L.U., a CEP II and CEP III portfolio company, Axalta Coating Systems, a CP V and CEP III portfolio company, Healthscope Limited, a CP V and CAP III portfolio company and Numericable, another CEP II and CEP III portfolio company. In total, we realized proceeds of more than $14 billion for our CPE carry fund investors.

◦	In our Global Market Strategies (“GMS”) segment:

▪
We expanded the scope of our operations through the development of an Asia structured credit platform. Through this new platform, we will seek to make debt investments in performing, stressed, and distressed tranches of Asian structured financings backed by corporate and consumer loan receivables. We launched fundraising for our second generation energy mezzanine fund and first sector-focused commodities fund, launched our first mutual fund product and launched our quantitative market strategies platform that manages retail and institutional products. We closed five new collateralized loan obligations (“CLOs") in the U.S. and closed three new CLOs in Europe in 2014 with nearly $5 billion of AUM at December 31, 2014. In total, we raised approximately $7 billion for our GMS funds.

•	In addition to several transactions through our strategic debt carry fund, we invested in Trey Resources (through CEMOF) and Service King (through CSP III and CEOF).

◦	In our Real Assets segment:

▪
NGP XI had a final close at its cap in January 2015 and fundraising for our seventh U.S. real estate fund and international energy fund continues to be strong. In total, we closed on over $9 billion in commitments to our Real Assets segment.

•
We invested nearly $1.1 billion to acquire or develop real estate properties, primarily in the U.S. across multiple sectors including multi-family and for-sale residential properties in the U.S. and continued deploying capital into warehouses in China. We invested in power generating facilities in the southeast United States and invested in a dry and liquid bulk storage operator based in the Netherlands.

•
We exited a number of investments, including two premiere New York properties, 570 Seventh Avenue, an office building, and 170 Broadway, a retail and hotel building, and an office complex in London. In total, we realized proceeds of approximately $4.7 billion for our Real Assets carry fund investors.

◦	In our Investment Solutions (formerly, Solutions) segment:

▪
We completed the acquisition of Diversified Global Asset Management Corporation (“DGAM”) to add capabilities in the liquid products and hedge fund space and subsequently launched two direct trading liquid alternatives products. We launched and had initial closings on a real estate fund focused on secondaries and coinvestments. Within AlpInvest, we received approximately $1.7 billion of new mandates, of which we activated approximately $1.1 billion in 2014, and activated approximately $2.3 billion of mandates previously secured for the year to pursue secondaries, coinvestment and fund investments, and established a dedicated team as part of our existing secondaries team to focus on opportunities within the energy and infrastructure secondaries space. In total, we closed on $0.5 billion in commitments to our Investment Solutions segment.

•
We continued to bolster our senior management team by hiring a new Co-President and Co-Chief Operating Officer, promoting our prior Chief Operating Officer to Co-President and Co-Chief Operating Officer and promoting our prior Chief Accounting Officer to Chief Financial Officer to replace our departing Chief Financial Officer.

•	We took advantage of the favorable market environment to access the public markets. We issued an additional $200 million aggregate principal amount of 5.625% Senior Notes due 2043.

•
We continued to strengthen our strategic relationship with NGP.  In May 2014, we exercised our option to acquire additional interests in the general partners of all future carry funds advised by NGP, which entitles us  to an additional equity allocation equal to 40% of the carried interest received by such fund general partners, which when added to the allocation of income of 7.5% of carried interest received by such fund general partners which we acquired in 2012, entitles us to a total equity allocation of 47.5% of the carried interest received by such fund general partners. Additionally, in July 2014, we exercised our option to acquire interests in the general partner of NGP X, which entitles us to an allocation of income equal to 40% of the carried interest received by the fund’s general partner.  As part of that transaction, we also acquired certain general partner investments in the NGP X fund.  In early January 2015, following the termination of the investment period of NGP X,  we acquired an additional 7.5% interest in NGP Management Company L.L.C., that together with our existing interest, entitles us to allocations of income equal to 55% of the management fee related revenues of the NGP entities that serve as the advisors to certain private equity funds.

•
We further aligned our interests with those of our fund investors in 2014 with Carlyle, our senior Carlyle professionals, operating executives, other professionals and advisors increasing their commitments to our investment funds by over $0.9 billion to a total cumulative commitment of more than $8 billion.

Business Segments
We operate our business across four segments: (1) Corporate Private Equity, (2) Global Market Strategies, (3) Real Assets and (4) Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Although we primarily transact business in the United States and a significant amount of our revenues are generated domestically, we have established investment vehicles whose primary focus is making investments in specified geographical locations. Refer to “Information by Geographic Location” in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on consolidated revenues and assets based on the geographical focus of the associated investment vehicle.
Corporate Private Equity
Our Corporate Private Equity segment, established in 1990 with our first U.S. buyout fund, advises our buyout and growth capital funds, which pursue a wide variety of corporate investments of different sizes and growth potentials. Our 31 active CPE funds are each carry funds. They are organized and operated by geography or industry and are advised by separate teams of local professionals who live and work in the markets where they invest. In our CPE segment we also have 54 active external co-investment entities. We believe this diversity of funds and entities allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.
Our CPE teams have two primary areas of focus:

•
Buyout Funds. Our buyout teams advise a diverse group of 22 active funds that invest in transactions that focus either on a particular geography (e.g., United States, Europe, Asia, Japan, MENA, Sub-Saharan Africa or South America) or a particular industry. We continually seek to expand and diversify our buyout portfolio into new areas where we see opportunity for future growth. In 2014, we continued fundraising for our fourth European buyout fund and third generation Japan buyout fund and had a final closing on our Sub-Saharan Africa fund. We invested $6.1 billion in new and follow-on investments through our buyout funds. As of December 31, 2014, our buyout funds had, in the aggregate, approximately $60 billion in AUM.

•
Growth Capital Funds. Our nine active growth capital funds are advised by four regionally focused teams in the United States, Europe and Asia, with each team generally focused on middle-market and growth companies consistent with specific regional investment considerations. The investment mandate for our growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early stage or venture-type investments. In 2014, we launched fundraising efforts for our second U.S. equity opportunities fund and closed our Ireland fund. As of December 31, 2014, our growth capital funds had, in the aggregate, approximately $5 billion in AUM.

From inception through December 31, 2014, our CPE segment has invested approximately $62 billion in 497 investments. Of that total, we have invested 61% in 242 investments in North and South America, 20% in 113 investments in Europe, the Middle East and Africa and 19% in 142 investments in the Asia-Pacific region. We have fully realized 330 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our CPE segment as of December 31, 2014 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2004; amounts invested include co-investments).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$65	33%	14%	$40	167	31	$24	262	$62	497
Global Market Strategies
Our Global Market Strategies segment, established in 1999 with our first high yield fund, advises a group of 69 active funds that pursue investment strategies including long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading, and structured transactions, quantitative market strategies, leveraged loans and structured credit, energy mezzanine opportunities, middle market lending and distressed debt. In 2014, the GMS segment continued to expand and grew its AUM from $35 billion at December 31, 2013 to $37 billion at December 31, 2014. This increase was partially due to the closings on eight new issue CLOs and the launches of the Carlyle Quantitative Market Strategies (“CQMS”) platform that manages retail and institutional products, our first sector-focused commodities fund, our first securitized commodity structured transactions vehicle and our first fund dedicated to Asian structured credit.
Primary areas of focus for our GMS teams include:

•
Structured Credit Funds. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2014, we closed five new U.S. CLOs and three CLOs in Europe with a total of $3.2 billion and $1.5 billion, respectively, of AUM at December 31, 2014. As of December 31, 2014, our structured credit team advised 47 funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $17 billion in AUM.

•
Distressed and Corporate Opportunities. Our distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2014, our distressed and corporate opportunities team advised two funds totaling, in the aggregate, over $1 billion in AUM.

•
Middle Market Finance. Our middle market finance business comprises our business development companies (“BDCs”), a CLO consisting of middle market senior, first lien loans, and our corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2014, our middle market investment team advised five funds totaling, in the aggregate, approximately $2 billion in AUM.

•
Energy Mezzanine Opportunities. Our energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2014, our energy mezzanine opportunities team advised one fund with approximately $2 billion in AUM.

•
Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, over $7 billion in AUM as of December 31, 2014. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•
Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises six emerging markets equities and macroeconomic hedge funds with over $5 billion in the aggregate of AUM as of December 31, 2014. ESG’s emerging markets equities funds invest in publicly traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•
Commodities. Vermillion Asset Management, a New York-based commodities investment manager (“Vermillion”) advises five hedge funds and one structured product fund totaling, in the aggregate, over $1 billion of AUM as of December 31, 2014. Vermillion’s investment strategies include relative value, enhanced index and long-biased physical commodities, commodity sector-focused funds, and structured transactions. Vermillion seeks to produce positive, uncorrelated returns, through a liquid, relative-value, low volatility approach to trading both physical commodities and their derivatives and structuring transactions in physical commodities.

•
Quantitative Market Strategies. CQMS currently manages one hedge fund and one mutual fund , all of which are focused on a balanced risk approach to asset allocation. CQMS seeks to generate long-term capital appreciation with minimal drawdowns by dynamically rebalancing its asset allocation based on changes in volatility and correlation in the financial markets.

The following table presents certain data about our GMS segment as of December 31, 2014 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2004).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Funds	Investment Professionals (1)
$37	19%	28%	$34	69	226

(1)	Includes 83 middle-office and back office professionals.
Real Assets
Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 28 active carry funds focused on real estate, infrastructure and energy and natural resources (including power) and also includes the seven NGP management fee funds and three carry funds that are advised by NGP. This segment pursues investment opportunities across a diverse array of tangible assets, such as office buildings, hotels, retail and residential properties, industrial properties and senior-living facilities, as well as oil and gas exploration and production, midstream, refining and marketing, power generation, pipelines, wind farms, refineries, airports, toll roads, transportation, water utility and agriculture, as well as the companies providing services or otherwise related to them.
Our Real Assets teams have two primary areas of focus:

•
Real Estate. Our nine active real estate funds pursue real estate investment opportunities in Asia, Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of more than 107 real estate investment professionals has made over 600 investments in 284 cities/metropolitan statistical areas around the world as of December 31, 2014, including office buildings, hotels, retail and residential properties, industrial properties and senior living facilities. As of December 31, 2014, our real estate funds had, in the aggregate, approximately $13 billion in AUM.

•
Energy and Natural Resources. Our energy and natural resources activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, power and oilfield services sectors, the renewable and alternative sectors and the energy and power industries around the world. Historically, we conducted our energy activities jointly with Riverstone, advising five funds with approximately $10 billion in AUM as of December 31, 2014 (we refer to these energy funds as our “Legacy Energy funds”). Currently, we conduct our North American energy investing through our partnership with NGP Energy Capital Management, an Irving, Texas-based energy investor. NGP advises ten funds with approximately $15 billion in AUM as of December 31, 2014. Additionally we launched our second power fund to focus on investment opportunities in the North American power generation sector. As of December 31, 2014, the power team managed approximately $1 billion in AUM through two funds. Our international energy investment team focuses on investments in a full range of energy assets outside of North America. As of December 31, 2014, the international energy team managed over $2 billion in AUM through one fund. We also have an infrastructure team that focuses on investments in infrastructure companies and assets. As of December 31, 2014, we advised one infrastructure fund with over $1 billion in AUM.

Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have, from inception through December 31, 2014, invested on a global basis approximately $37 billion in 750 investments (including more than 60 portfolio companies). Of that total, we have invested 75% in 581 investments in North and South America, 19% in 114 investments in Europe, the Middle East and Africa and 6% in 55 investments in the Asia-Pacific region. We have fully realized 437 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our Real Assets segment as of December 31, 2014 (dollar amounts in billions; compound annual growth rate is presented since December 31, 2004; amounts invested include co-investments).

AUM	% of Total AUM	AUM CAGR	Fee-earning AUM	Active Investments (2)	Active Funds (3)	Available Capital	Investment Professionals (1)	Amount Invested Since Inception(2)	Investments Since Inception(2)
$42	22%	28%	$28	313	28	$16	132	$37	750

(1)	Excludes NGP and Riverstone employees.

(2)	Excludes investment activity of the NGP management fee funds.

(3)	Includes the seven NGP management fee funds and three carry funds advised by NGP.
Investment Solutions
Our Investment Solutions segment (formerly referred to as our Solutions segment) provides comprehensive investment opportunities and resources for our investors and clients. Investment Solutions expanded through acquisitions in 2013 and 2014 to include Metropolitan and DGAM.

•
AlpInvest, one of the world’s largest investors in private equity, advises a global private equity fund of funds program and related co-investment and secondary activities with $46 billion of AUM in 101 fund of funds vehicles as of December 31, 2014. In 2014, our AlpInvest vehicles invested approximately €3.5 billion in fund investments, coinvestments and secondary investments.

•
Metropolitan, one of the largest managers of indirect investments in global real estate, manages 26 fund of funds vehicles with $2 billion in AUM as of December 31, 2014. Metropolitan’s principal strategic focus is on value add/opportunistic real estate investments through 90 highly focused, specialist real estate managers across the globe as of December 31, 2014.

•
DGAM, a global manager of hedge funds based in Toronto, Canada, has over $2 billion in managed assets as of December 31, 2014. DGAM’s historical investor base has been institutional and includes some of the world’s largest and most sophisticated public and private pension funds, endowments and sovereign wealth funds.

Each of these businesses independently seeks to provide best-in-class investment capabilities. We believe that the combination of AlpInvest, Metropolitan and DGAM, on the foundation of our global platform, represents a significant resource for our investors and clients. We will leverage these resources to deliver customized solutions to our investors to meet their individual investment goals.

The Investment Solutions platform comprises three core businesses:

•	AlpInvest invests primarily through Private Equity Fund Investments, Private Equity Co-Investments and Private Equity Secondary Investments vehicles.

•
Private Equity Fund Investments. AlpInvest fund of funds vehicles make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners (“portfolio funds”). As of December 31, 2014, AlpInvest advised 42 fund of funds vehicles totaling, in the aggregate, approximately $31 billion in AUM.

•
Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it typically has a fund investment throughout Europe, North America and Asia (for example, when an investment opportunity is too large for a particular fund, the sponsor of the fund may seek to raise additional “co-investment” capital from sources such as AlpInvest). As of December 31, 2014, AlpInvest’s co-investment programs were conducted through 29 vehicles totaling, in the aggregate, approximately $8 billion in AUM.

•
Private Equity Secondary Investments. AlpInvest also manages funds that acquire limited partnership interests in secondary market transactions. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. In 2014, AlpInvest established a secondary team dedicated to finding opportunities in the energy and infrastructure space. As of December 31, 2014, AlpInvest’s secondary investments program was conducted through 30 fund of funds vehicles totaling, in the aggregate, approximately $8 billion in AUM.

•
Metropolitan fund of funds vehicles make investment commitments directly to real estate focused portfolio funds. Since inception in 2003 through December 31, 2014, Metropolitan has invested with 90 managers. As of December 31, 2014, Metropolitan advised 26 fund of funds vehicles totaling, in the aggregate, approximately $2 billion in AUM.

•
DGAM builds and actively manages hedge fund portfolios on behalf of its institutional clients. It invests globally and seeks to source strong managers in attractive strategies while minimizing constraints on investment activity. We acquired DGAM on February 3, 2014. As of December 31, 2014, DGAM managed $2 billion through 15 vehicles and 2 separately managed accounts. In addition to assembling hedge fund portfolios, DGAM invests directly through its complex credit, liquid risk premia and trend following funds.

The following table presents certain data about our Investment Solutions segment as of December 31, 2014 (dollar amounts in billions). See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for a discussion of the arrangements with the historical owners and management of AlpInvest regarding the allocation of carried interest in respect of the historical investments of and the historical and certain future commitments to our fund of funds vehicles.

AUM(1)	% of Total AUM	Fee-earning AUM	Fund of Funds Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception(2)
$51	26%	$33	142	$17	110	$51

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

(2)	Excludes Metropolitan and DGAM.

Investment Approach
Corporate Private Equity
The investment approach of our Corporate Private Equity teams is generally characterized as follows:

•
Consistent and Disciplined Investment Process. We believe our successful investment track record is the result in part of a consistent and disciplined application of our investment process. Investment opportunities for our CPE funds are initially sourced and evaluated by one or more of our deal teams. The due diligence and transaction review process places a special emphasis on, among other considerations, the reputation of a target company’s shareholders and management, the company’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors highlighted by the deal team. In evaluating each deal, we consider what expertise or experience (i.e., the “Carlyle Edge”) we can bring to the transaction. An investment opportunity must secure final approval from the investment committee of the applicable investment fund. The investment committee approval process involves a detailed overview of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.

•
Geographic- and Industry-Focused. We have developed a global network of local investment teams with deep local insight into the areas in which they invest and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allow them to identify and take advantage of opportunities which may be unavailable to firms who do not have our global reach and resources. We also have particular industry expertise in aerospace, defense and government services, consumer and retail, financial services, healthcare, industrial, telecom, media and technology and transportation. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within such industries to identify potential buyers as part of a coherent exit strategy.

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

•
Driving Value Creation. Our CPE teams seek to make investments in portfolio companies in which our particular strengths and resources may be employed to their best advantage. Typically, as part of a CPE investment, our investment teams will prepare and execute a value creation plan that is developed during a thorough due diligence effort and draws on the deep resources available across our global platform, specifically relying on:

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

•
Data: The goal of our research function is to extract as much information from the portfolio as possible about the current state of the economy and its likely evolution over the near-to-medium term. Our CPE investment portfolio includes over 150 active portfolio companies as of December 31, 2014, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating these data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies.

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

Global Market Strategies
The investment approach of our Global Market Strategies credit-focused funds is generally characterized as follows:

•
Source Investment Opportunities. Our GMS teams source investment opportunities from both the primary and secondary markets through our global network and strong relationships with the financial community. We typically target portfolio companies that have a demonstrated track record of profitability, market leadership in their respective niche, predictable cash flow, a definable competitive advantage and products or services that are value added to its customer base.

•
Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our GMS teams conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine the credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections.

•
Evaluation of Macroeconomic Factors. Our GMS teams evaluate technical factors such as supply and demand, the market’s expectations surrounding a company and the existence of short- and long-term value creation or destruction catalysts. Inherent in all stages of credit evaluation is a determination of the likelihood of potential catalysts emerging, such as corporate reorganizations, recapitalizations, asset sales, changes in a company’s liquidity and mergers and acquisitions.

•
Risk Minimization. Our GMS teams seek to make investments in capital structures to enable companies to both expand and weather downturns and/or below-plan performance. They work to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board representation or observation rights, our GMS teams work to provide a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process.

The investment approach of our GMS hedge funds is generally characterized as follows:

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

•
Strong Risk Management Oversight. A well-controlled risk profile is an important part of our GMS investment methodology. Our risk officers continuously assess the portfolios of our hedge funds in light of market movements. In addition, GMS has a separate team which has developed a rigorous risk management system to analyze the concentration risk, liquidity risk, historical scenario risk, counterparty risk and value at risk of our various funds on a daily basis.

Real Assets
Our Real Assets business includes investments in real estate assets, infrastructure and energy and natural resources (including power) companies and projects. The investment approach of the teams advising the international energy, power and infrastructure funds is similar to that of our CPE funds.
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

•
North American Energy Investing. We conduct our current North American energy investing through our partnership with NGP Energy Capital Management, an Irving, Texas-based energy investment firm that focuses on investments across a range of energy and natural resource assets, including oil and gas resources, oilfield services, pipelines and processing, as well as agricultural investments and properties. NGP seeks to align itself with “owner-managers” who are invested in the enterprise, have a top-tier technical team and who have a proprietary edge that differentiates their business plan. NGP strives to establish a portfolio of platform companies to grow through acquisitions and development and provides financial and strategic support and access to additional capital at the lowest cost. We do not control or manage the NGP management fee funds or the existing carry funds that are advised by NGP. NGP is managed by its founders and other senior members of NGP.

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

Investment Solutions
Our Investment Solutions team aims to apply a wide array of capabilities to help clients meet their investment objectives. We accomplish this through the design and management of portfolios of Carlyle products, non-Carlyle products, and combinations thereof. The investment approach of our Investment Solutions platform is generally characterized as follows:

•
Solution-Oriented Approach. We believe that portfolio construction and management must begin with the specific goals and constraints of each individual client. Our broad set of investment capabilities and our mandate to invest in both Carlyle- and/or non-Carlyle-managed funds enable us to pursue the optimal outcome for each client on a customized basis.

•
Depth of Investment Expertise. Investment Solutions has dedicated teams for each area of focus, and seeks to attract and retain talent with the required skill-set for each strategy. Investment Solutions professionals have trading, operational, portfolio and risk management expertise. From a top-down perspective, investment professionals seek to position the Investment Solutions business to capitalize on market opportunities through focused research and allocation of resources. From a bottom-up perspective, they seek to build deep relationships with underlying fund managers that are strengthened by the investment professionals’ relevant experience in the broader financial markets.

•
Discipline. Investment Solutions professionals focus on diversification, risk management and downside protection. Its processes include the analysis and interpretation of macrodevelopments in the global economy and the assessment of a wide variety of issues that can influence the emphasis placed on sectors, geographies, asset classes and strategies when constructing investment portfolios. After making an investment commitment, the investment portfolios are subject to at least semi-annual reviews conducted by the respective investment team responsible for each investment.

•
Innovation. Investment Solutions professionals seek to leverage the intellectual capital within their organization and strategy-focused investment teams to take advantage of synergies that exist within other areas of Carlyle to identify emerging trends, market anomalies and new investment technologies to facilitate the formation of new strategies, as well as to set the direction for exiting strategies. This market intelligence provides them with an additional feedback channel for the development of new investment products.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, mutual fund, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of December 31, 2014. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds, mutual fund and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$15.1 bn	1999-2014	CRP VII	$2.7 bn	2014
CP V	$13.7 bn	2007	Europe	€6.6 bn	2005-2014	CRP VI	$2.3 bn	2010
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2004
CGFSP II	$1.0 bn	2011	Global Market Strategies Carry Funds			CRP III	$564 mm	2000
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€1.6 bn	2013	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2006	CMP I	$436 mm	2004	CEREP I	€427 mm	2002
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			Carlyle Asia Real Estate Partners
Carlyle Asia Partners			(Distressed)			CAREP II	$486 mm	2008
CAP IV	$3.9 bn	2012	CSP III	$703 mm	2011	Natural Resources Funds
CBPF	RMB 2.1 bn	2010	CSP II	$1.4 bn	2007	Infrastructure Carry Fund
CAP III	$2.6 bn	2008	Carlyle Energy Mezzanine			CIP I	$1.1 bn	2006
CAP II	$1.8 bn	2006	Opportunities Fund			Power Carry Funds
CAP I	$750 mm	1999	CEMOF I	$1.4 bn	2010	CPOCP	$280 mm	2013
Carlyle Japan Partners			Carlyle Asia Structured Credit Opportunities			CPP II	$316 mm	2014
CJP III	¥60.5 bn	2013	CASCOF	$155 mm	2014	International Energy Carry Fund
CJP II	¥165.6 bn	2006	Hedge Funds and Other Vehicles[1]			CIEP	$2.2 bn	2013
CJP I	¥50.0 bn	2001	Long/Short Credit			NGP Energy Carry Funds
Carlyle Mexico Partners			Claren Road			NGP XI	$4.2 bn	2014
Mexico	$134 mm	2005	Opportunities Fund	$2.5 bn	2008	NGP X3	$3.6 bn	2012
Carlyle MENA Partners			Claren Road			NGP Agribusiness Carry Fund
MENA I	$471 mm	2007	Master Fund	$4.8 bn	2006	NGP GAP	$402 mm	2013
Carlyle South American Buyout Fund			Emerging Markets Strategies			NGP Management Fee Funds
CSABF I	$776 mm	2009	Cross Border Equity Master Fund	$3.5 bn	2002	Various[4]	$8.1 bn	2004-2007
Carlyle Sub-Saharan Africa Fund			Domestic Opportunity Master Fund	$1.1 bn	2011	Legacy Energy Carry Funds
CSSAF I	$698 mm	2012	Emerging Sovereign Group - Various	$0.5 bn	2002	Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Commodities			Energy IV	$6.0 bn	2007
CPF I	$308 mm	2012	Vermillion - Various	$1.3 bn	2005-2014	Energy III	$3.8 bn	2005
Carlyle Global Partners			Quantitative Market Strategies			Energy II	$1.1 bn	2002
CGP	$2.0 bn	2014	Various	$88 mm	2014	Carlyle/Riverstone Renewable Energy
Growth Carry Funds			Business Development Companies[2]			Renew II	$3.4 bn	2008
Carlyle U.S. Venture/Growth Partners			Carlyle GMS Finance, Inc.	$717 mm	2013	Renew I	$685 mm	2005
CEOF I	$1.1 bn	2011	NF Investment Corp	$187 mm	2013
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001	Investment Solutions
Carlyle Europe Technology Partners			AlpInvest
CETP III	€362 mm	2014	Fund of Private Equity Funds
CETP II	€522 mm	2007	42 vehicles	€39.0 bn	2000-2014
CETP I	€222 mm	2005	Secondary Investments
Carlyle Asia Venture/Growth Partners			30 vehicles	€9.9 bn	2000-2014
CAGP IV	$1.0 bn	2008	Co-Investments
CAGP III	$680 mm	2005	29 vehicles	€11.2 bn	2000-2014
Carlyle Cardinal Ireland			Metropolitan Real Estate
CCI	€292 mm	2012	Real Estate Fund of Funds
			26 vehicles	$2.7 bn	2003-2014
			Diversified Global Asset Management[1]
			Fund of Hedge Funds
			15 vehicles	$2.3 bn	2004-2014

Note: All funds are closed-end and amounts shown represent total capital commitments as of December 31, 2014, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)	Open-ended funds, a mutual fund and other pooled vehicles. Amounts represent AUM across all products as of December 31, 2014.

(2)	Amounts represent gross assets as of December 31, 2014.

(3)
NGP X was previously reported as an NGP management fee fund. As of September 30, 2014, it is reported as a carry fund due to Carlyle's exercise, on July 1, 2014, of its option to acquire general partner interests in NGP X that entitle Carlyle to an allocation of income equal to 40% of the carried interest received by the general partner of NGP X.

(4)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Organizational Structure
The simplified diagram below depicts our organizational structure. Ownership information in the diagram below is presented as of December 31, 2014. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held. As discussed in greater detail below, The Carlyle Group L.P. holds, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units that is equal to the number of common units that The Carlyle Group L.P. has issued and benefits from the income of Carlyle Holdings to the extent of its equity interests in the Carlyle Holdings partnerships. While the holders of common units of The Carlyle Group L.P. are entitled to all of the economic rights in The Carlyle Group L.P., the limited partners of the Carlyle Holdings partnerships, like the wholly owned subsidiaries of The Carlyle Group L.P., hold Carlyle Holdings partnership units that entitle them to economic rights in Carlyle Holdings to the extent of their equity interests in the Carlyle Holdings partnerships. Public investors do not directly hold equity interests in the Carlyle Holdings partnerships.

Senior Carlyle Professionals
100%
Carlyle Holdings Limited Partners
TCG Carlyle Global Partners L.L.C. (Delaware L.L.C.)
Carlyle Group Management L.L.C. (Delaware L.L.C.)
Common Unitholders
Carlyle Holdings partnership units
• Limited partner interest
• 79% of Carlyle Holdings partnership units (79% of economic rights in Carlyle Holdings)
• Not publicly-traded
• Exchangeable on a one-for-one basis for publicly-traded common units
Special Voting Unit
• No economic rights
• 79% of limited partner voting power (1)
General Partner
• No economic rights
• Board of directors
Common units
• Limited partner interest
• 100% of economic rights in The Carlyle Group L.P. (indirectly 21% of economic rights in Carlyle Holdings)
• 21% of limited partner voting power (1)
• Publicly traded
The Carlyle Group L.P. (Delaware L.P.)
100%
100%
100%
Carlyle Holdings I GP Inc. (Delaware Corp.)
Carlyle Holdings II GP L.L.C. (Delaware L.L.C.)
Carlyle Holdings III GP L.P. (Québec SEC)
General partner and Carlyle Holdings partnership units
• 21% of Carlyle Holdings partnership units
• Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
• 21% of Carlyle Holdings partnership units
• Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
• 21% of Carlyle Holdings partnership units
• Number of partnership units held equals number of common shares outstanding
CARLYLE HOLDINGS
Carlyle Holdings I L.P. (Delaware L.P.)
Carlyle Holdings II L.P. (Québec SEC)
Carlyle Holdings III L.P. (Québec SEC)
SUBSIDIARIES(2)

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

LP Relations
Our diverse and sophisticated investor base includes more than 1,650 active carry fund investors located in 78 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
We strive to maintain a systematic fundraising approach to support growth and serve our investor needs. This approach to fundraising has been critical in raising over $24 billion in 2014. We work for our fund investors and continuously seek to strengthen and expand our relationships with them through frequent investor engagement and by cross-selling products across our diverse platform. We have a dedicated in-house LP relations group, which includes 26 geographically focused professionals with extensive investor relations and fundraising experience. In addition, we have 16 product specialists with a focus on specific business segments and seven professionals focused on high net worth distribution. Our LP relations group is supported by 31 support staff responsible for project management and fulfillment. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor client preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.
As of December 31, 2014, approximately 92% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund, and approximately 62% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of over 650 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group, and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 30 professionals and a government relations group with a presence around the globe, which includes 15 professionals as of December 31, 2014. We intend to continue to build and invest in our legal, regulatory and compliance functions to enable our investment teams to better serve our investors.
Structure and Operation of Our Investment Funds
We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through limited partnerships, which are organized by us, to accept commitments and/or funds for investment from institutional investors and high net worth individuals. Each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. The limited partners of such funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters including the removal of the general partner or early liquidation of the partnership by simple majority vote, as discussed below. In the case of certain separately managed accounts advised by us, the investor, rather than us, may control the asset or the investment decisions related thereto or certain investment vehicles or entities that hold or have custody of such assets.

Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) or one of its subsidiaries or affiliates serves as an investment adviser for most of our carry funds and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “— Incentive Arrangements / Fee Structure” below.

Our carry funds and hedge funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act” or the “Investment Company Act”), in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act and purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and purchase their interests in a private placement. In addition, under certain current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement.
The governing agreements of the vast majority of our investment funds provide that, subject to certain conditions, a majority in interest (based on capital commitments) of third-party investors in those funds have the right to remove the general partner of the fund for cause and/or to accelerate the liquidation date of the investment fund without cause. In addition, the governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm, cease to control the general partner (or similar managing entity) or the investment adviser or cease to hold a specified percentage of the economic interests in the general partner.
Our carry funds, fund of funds vehicles, business development companies, and NGP management fee funds are closed-ended funds. In a closed-ended fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, each limited partnership contains restrictions on an investor’s ability to transfer its interest in the fund. In the open-ended funds we advise, investors are usually locked-up for a period of time after which they may generally redeem their interests on a quarterly basis.
With respect to our carry funds, investors generally agree to fund their commitment over a period of time. For our private equity funds, the commitment period generally runs until the earlier of (i) the sixth anniversary of the initial closing date or the fifth anniversary of the final closing date of the fund; (ii) the date the general partner cancels such obligation due to changes in applicable laws or when at least a significant portion (which may range between 85% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iii) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (iv) the failure of certain key persons to devote a specified amount of time to such fund or Carlyle, to control the general partner or the investment adviser or to hold a specified percentage of the economic interests in the general partner, unless upon any of these events the investors vote to continue the investment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing companies. Generally, an investor’s obligation to fund follow-on investments extends for a period of three years following the end of the commitment period, provided that there may be limitations on how much such investor is required to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15-20% of an investor's capital commitment.
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

The term of each of the CPE, Real Assets and GMS carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years.
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

Incentive Arrangements / Fee Structure
Fund Management Fees. The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1% to 2% of the investment fund or vehicle’s capital commitments during the investment period. Following the expiration or termination of the investment period of such carry funds, the management fees generally step-down to between 0.6% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of our managed accounts base management fees on contributions for unrealized investments or the current value of the investment at all times. The management fees that we receive from our carry funds typically are payable semi-annually in advance. The investment adviser of our private equity and real estate fund of funds vehicles generally receives an annual management fee that ranges from 0.3% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such fund of funds vehicles, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge funds vehicles generally range from 0.2 % to 1.5% of net asset value. The management fees we receive from our fund of funds vehicles typically are payable quarterly in advance. The investment adviser of our hedge funds generally receives management fees that range from 1.5% to 2.0% of net asset value per year. The investment adviser of our mutual fund generally receives management fees of 0.75% per year of daily net asset value, subject to contractually agreed upon waivers. The investment adviser of our business development companies generally receives management fees quarterly in arrears at annual rates that range from 0.25% to 1.00% of gross assets, excluding cash and cash equivalents. The investment adviser of each of our CLOs and other structured products generally receives an annual management fee of 0.15% to 1.00% on the total par amount of assets or the aggregate principal amount of the notes in the CLO. Such management fees are due quarterly or semi-annually based on the terms of the applicable fund documentation and recognized over the respective period. The investment adviser will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.
With respect to Claren Road, ESG and Vermillion, we retain a specified percentage of the earnings of those businesses based on our 55% ownership in the management companies of those entities. The management fees received by our Claren Road, ESG and Vermillion funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual, quarterly, or monthly withdrawal or redemption rights in certain cases following the expiration of a specified period of time when capital may not be withdrawn and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. Our equity interest in NGP previously entitled us to an allocation of income equal to 47.5%, which increased to 55% in January 2015, of the management fee-related revenues of the NGP entities that serve as advisors to the NGP management fee funds.
The general partners or investment advisers to our carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to limited partner investors are generally reduced by 80% to 100% of such transaction fees and certain other fees that are received by the general partners and their affiliates.
Performance Fees. The general partner of each of our carry funds and fund of funds vehicles also receives carried interest from the carry fund or fund of funds vehicle. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. For most carry funds, the carried interest is subject to an annual preferred return of 8% or 9%, subject to a catch-up allocation to the general partner. If, as a result of diminished performance of later investments in the life of a carry fund or fund of funds vehicle, the carry fund or fund of funds vehicle does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of 20% (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net profits on third-party capital over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled.

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
The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement although in certain cases the giveback is calculated at prior intervals.
In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our GMS funds. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year-end NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. Certain of our business development companies also earn incentive fees (i) quarterly based on net investment income for the prior quarter and (ii) 20% annually based on the company's profits for the year, subject to a high water mark. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the hedge funds’ then-current fair value and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.
With respect to our arrangements with NGP, we have acquired future interests in the general partners of certain future funds advised by NGP that will entitle us to an allocation of income equal to 47.5% of the carried interest received by such fund general partners. In addition, we also exercised our option to purchase interests in the general partner of the NGP X fund, which entitles us to an allocation of income equal to 40% of the carried interest received by NGP X's general partner.
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
Under our arrangements with the historical owners and management team of Metropolitan, the management team and employees are allocated all carried interest in respect of the historical investments and commitments to the fund of funds vehicles that have had a final closing on or prior to July 31, 2013, and 45% of the carried interest in respect of all other commitments.
Under our arrangements with the historical owners and management team of DGAM, through the year ended December 31, 2015, the management team and employees are entitled to receive 25% of certain revenues received by DGAM’s management company (including revenues from management fees and incentive fees). DGAM investment funds generally pay annual incentive fees equal to 7.5% to 10% of the fund’s profits for the year, subject to a high water mark.
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

Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. We intend to have Carlyle commit to fund approximately 1% of the capital commitments to our future carry funds. We also intend to make investments in our open-end funds and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be viewed or substantially reduced.
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
Certain investors may also receive the opportunity to make additional “coinvestments” alongside the investment funds. Co-investments are investments arranged by us that are made by our limited partner investors (and other investors in certain instances) in vehicles that invest in portfolio companies or other assets, generally on substantially the same terms and conditions as those of the applicable fund. In certain cases, such coinvestments may involve additional fees or carried interest.
Carlyle and its eligible employees and officers have the right to co-invest with each of the investment funds on a deal-by-deal basis, typically in an amount up to 5% of the investment opportunity (on top of our base commitment).
Corporate Citizenship
We are committed to the principle that building a better business means investing responsibly. In September 2008, Carlyle developed a set of responsible investment guidelines that consider the environmental, social and governance implications of certain investments we make. These guidelines were integral to shaping the corporate social responsibility guidelines later adopted by the members of the Private Equity Growth Capital Council. We have worked to integrate these guidelines into our investment decision-making process for controlling, corporate investments. We also have worked to develop internal expertise in our sustainability work. We are a member of Business for Social Responsibility, a global nonprofit business network dedicated to sustainability. We also educate portfolio companies in which we have a controlling interest on the guidelines and encourage them to review the guidelines at the board level on an annual basis.

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

Competition
As a global alternative asset manager, we compete with a broad array of regional and global organizations for both investors and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products which enable them to tailor their investments across alternatives in hedge funds, private equity and real estate. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.
We generally compete with sponsors of public and private investment funds across all of our segments. Within our CPE segment, we also compete with business development companies and operating companies acting as strategic acquirers. In our GMS segment, we compete with private credit strategies, hedge funds, business development companies, distressed debt funds, mezzanine funds and other CLO issuers. In our Real Assets segment, we also compete with real estate development companies. In our Investment Solutions segment, we generally compete with other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services.
In addition to these traditional competitors within the global alternative asset management industry, we have increasingly faced competition from local and regional firms, financial institutions, sovereign wealth funds, family offices and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. In addition, large institutional investors and sovereign wealth funds have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities. Furthermore, in some cases, large institutional investors have reduced allocations to “fund of funds” vehicles and turned instead to private equity and hedge fund advisory firms that assist with direct investments. Greater reliance on advisory firms or in-house investment management may reduce fund of funds’ appeal to large institutional investors. As we continue to target high net worth investors, we also face competition from mutual funds and alternative asset management firms that have launched liquid alternative products.

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

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2014, we employed more than 1,650 individuals, including more than 700 investment professionals, located in 40 offices across six continents.

Regulatory and Compliance Matters
United States
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The Securities and Exchange Commission (the “SEC”), Commodity Futures Trading Commission (the “CFTC”) and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to alternative asset management firms.
Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic and other examinations by the staff of the SEC. In accordance with our efforts to enhance our compliance program and in response to recommendations received from the SEC in the course of routine examinations, certain additional policies and procedures have been put into place, but no material changes to our registered investment advisers’ operations have been made. Our registered investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC. Finally, certain of our U.S. and non-U.S. investment advisers are subject to limited SEC disclosure requirements as “exempt reporting advisers.”
TCG Securities, L.L.C. (“TCG Securities”), the affiliate entity through which we conduct U.S.-based marketing and fundraising activities, is registered as a limited purpose broker/dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), and is also registered as a broker/dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under the international broker/dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. In June 2014, FINRA approved a license expansion application, enabling TCG Securities to offer and sell interests in special purpose vehicles, specifically debt and equity tranches of collateralized commodities obligation securities and collateralized loan obligation securities for which TCG Securities’ affiliates serve as collateral manager. In the first half of 2015, TCG Securities intends to submit a Materiality Consultation to FINRA in conjunction with anticipated loan origination and syndication activities to be conducted by a wholly-owned special purpose vehicle, and also submit applications to FINRA to expand its license and approved business activities to engage in mutual fund retailing and active distribution, as well as to administer a bulletin board platform for the Carlyle Matching System, a liquidity program available for certain recent vintage buyout funds. Our broker/dealer is subject to regulation and examination by the SEC, as well as by the state securities regulatory agencies. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business with the public in the United States (including our broker/dealer), adopts and enforces rules governing the activities of its member firms and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities.
Broker/dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records and financial statements and reporting. In particular, as a result of its registered status, TCG Securities is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), which specifies both the minimum level of net capital a broker/dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Finally, compliance with net capital rules may also limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital. To date, TCG Securities has not had any capital adequacy issues and is currently capitalized in excess of the minimum maintenance amount required by regulators.
In 2013, we launched two business development companies which entities are subject to all relevant provisions under the 1940 Act as registered investment companies. In 2014, we launched a mutual fund platform comprising two funds, each a separate series of an open-ended, management investment company formed as a Delaware statutory trust. The mutual funds are subject to all relevant provisions under the 1940 Act as registered investment companies. The 1940 Act and the rules thereunder regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.
In 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Commodity Exchange Act to expand the CFTC’s regulatory jurisdiction with respect to certain derivative instruments, including swaps. In 2012, the CFTC rescinded an exemption from CFTC registration traditionally relied upon by private fund managers, narrowed an exception related to registered investment companies and amended related rules and guidance. As a result of these changes, managers of certain pooled investment vehicles with exposure in commodity interests now may be required to register with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) and become members of the National Futures Association (the “NFA”). As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose alternative asset managers, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps and other derivatives regulated by CFTC. Consequently, each of Carlyle Global Market Strategies Investment Management (“CGMSIM”), DGAM, ESG, Emerging Sovereign Partners LLC (“ESP”) and Vermillion is a NFA member and is registered with the CFTC as a CPO and/or CTA. In addition, certain Carlyle personnel are registered with the CFTC as Principals of certain of these entities. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of additional entities with the CFTC or file for additional exemptions from such registration requirements.

In addition, as a result of their commodities interest-related activities, certain of our entities also may be subject to a wide range of other regulatory requirements, such as:

•	potential compliance with certain commodities interest position limits or position accountability rules;

•	administrative requirements, including recordkeeping, confirmation of transactions and reconciliation of trade data; and

•	mandatory central clearing and collateral requirements.
In addition, many Carlyle vehicles are subject to the Internal Revenue Service (“IRS”) Foreign Account Tax Compliance Act (“FATCA”) tax regulations intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires “foreign financial institutions” to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on such entities. FATCA has a staged implementation, with certain aspects applicable to Carlyle beginning in July 2014. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which Carlyle does business. FATCA could cause Carlyle to incur significant administrative and compliance costs and subject investors within certain Carlyle funds to incur additional tax withholding.
United Kingdom and the European Union
CECP Advisors LLP, one our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000 (the “FSMA”) and has permission to engage in a number of corporate finance activities regulated under the FSMA, including advising on, and arranging deals in relation to certain types of, investments. CECP has registered a branch office in Ireland in connection with Carlyle’s investment activities in that country. CELF Advisors LLP, another one of our subsidiaries, is authorized in the United Kingdom under the FSMA and has permission to engage in a number of activities regulated under the FSMA including advising on, managing and arranging deals in relation to certain types of investments, dealing in investments as agent and arranging safeguarding and administration of assets. The FSMA and related rules govern most aspects of investment businesses, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Conduct Authority is responsible for administering these requirements and compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain “controlled functions” within the financial services industry of officers or employees performing such functions or other similar consequences.
In 2014, various aspects of the Alternative Investment Fund Managers Directive (the “AIFMD”) became effective in countries across the European Economic Area (the “EEA”). In general, the AIFMD regulates certain managers of, investment funds that are managed or marketed in the EEA (including certain investment funds domiciled outside of EEA). Generally, the AIFMD has a staged implementation until 2018. Compliance with the AIFMD’s requirements may restrict Carlyle’s fund marketing strategy and will place additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management.
Additionally, during 2014, certain aspects of the European Market Infrastructure Regulation (“EMIR”) were implemented. Among other things, EMIR imposes a set of requirements on European Union derivatives activities, including risk mitigation, risk management, regulatory reporting and margin and clearing requirements. Given the global scale of the derivatives activity of various Carlyle entities, the various regulatory regimes to which Carlyle is subject could result in duplication of administration and increased transaction costs related to such derivatives activities.
Other Jurisdictions
Certain of our subsidiaries are subject to registration and compliance with laws and regulations of non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, investment advisory services and the marketing of investment products, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Certain of our private funds are also required to comply with the trading and disclosure rules and regulations of non-U.S. securities regulators.
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
Carlyle Singapore Investment Advisors Pte Limited holds a capital markets license and an exempt financial adviser status with the Monetary Authority of Singapore to carry on fund management and dealing in securities activities in respect of institutional and accredited investors.
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
Diversified Global Asset Management is licensed by the Ontario Securities Commission as an exempt market dealer, as an adviser in the category of portfolio manager and as an investment fund manager and by the Autorité des Marchés Financier in Québec as an adviser in the category of portfolio manager and as an investment fund manager.
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
Our businesses have operated for many years within a framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities and we take our obligation to comply with all such laws, regulations and internal policies seriously. Our reputation depends on the integrity and business judgment of our employees and we strive to maintain a culture of compliance throughout the firm. We have developed, and adhere to, compliance policies and procedures such as codes of conduct, compliance systems, education and communication of compliance matters. These policies focus on matters such as insider trading, anti-corruption, document retention, conflicts of interest and other matters. Our legal and compliance team monitors our compliance with all of the legal and regulatory requirements to which we are subject and manages our compliance policies and procedures. Our legal and compliance team also monitors the information barriers that we maintain to restrict the flow of confidential information, including material, nonpublic information, across our business. Our enterprise risk management function analyzes our operations and investment strategies to identify key risks facing the firm and works closely with the legal and compliance team to address them. The firm also has an independent and objective internal audit department that employs a risk-based audit approach that focuses on

Sarbanes-Oxley compliance, enterprise risk management functions and other areas of perceived risk and aims to give management and the board of directors of our general partner reasonable assurance that our risks are well managed and controls are appropriate and effective.
Website and Availability of SEC Filings
Our website address is www.carlyle.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Financial Information” portion of our “Public Investors” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, the reports and other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/pages/The-Carlyle-Group/103519702981?rf=110614118958798) and our corporate Twitter account (@OneCarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at https://ir.carlyle.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
The Carlyle Group L.P. was formed in Delaware on July 18, 2011. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.

ITEM 1A.    RISK FACTORS
Risks Related to Our Company
Adverse economic and market conditions could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital, and impacting our liquidity position, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on alternative asset managers), disease, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.

Global financial markets have experienced heightened volatility in recent years, including in the June to September 2013 period following suggestions that the United States Federal Reserve System might “taper” asset purchases, and then again in October 2014 following downgrades to the global economic outlook.  Although credit spreads are inside of historical averages and all-in financing costs are below those prevailing prior to the financial crisis, there is concern that the favorability of market conditions may be dependent on continued monetary policy accommodation from central banks, especially the U.S. Federal Reserve.  As the U.S. Federal Reserve ended its asset purchase program in the fourth quarter of 2014 and signaled its intention to raise policy interest rates in 2015, this withdrawal of monetary accommodation could have unpredictable consequences for credit markets. Such unpredictability could create volatility in the debt financing market and could negatively impact our business.  The increase in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions.  The fall in the price of oil may increase default risk among energy credits, including sovereign borrowers, and increase the cost or availability of financing for our transactions.  Economic activity and employment in developed economies remain below levels implied by pre-recession trends and financial institutions have not provided debt financing in amounts and on terms commensurate with that provided prior to 2008, particularly in

Europe.  Such continued weakness could result in lower investment returns than we anticipated at the time we consummated some of our investments.

Interest rates have been at historically low levels for the last few years.  These rates may remain relatively low or rise in the future and a period of sharply rising interest rates could have an adverse impact on our business.  To the extent interest rates rise or there is a reduction in the availability of financing, the value of our portfolio could be adversely impacted. To address the near-term potential impact from an increase in rates, our portfolio companies have been refinancing and extending their debt when possible.
In 2014, we invested approximately $10 billion through our carry funds in more than 200 transactions. This is more than our average investment pace for the last two years. In the event that our investment pace slows, it could have an adverse impact on our ability to generate future performance fees and fully invest the capital in our funds. Our funds may also be affected by reduced opportunities to exit and realize value from their investments via a sale or merger upon a general slowdown in corporate mergers and acquisitions activity. Additionally, we may not be able to find suitable investments for the funds to effectively deploy capital and these factors could adversely affect the timing of and our ability to raise new funds.

During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in lower returns in our funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain Real Assets funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our GMS funds. Performance in our hedge fund and hedge fund of funds businesses may be impacted by increased market volatility and certain other factors, that could have a negative impact on the level and pace of subscriptions or redemptions to those businesses.
Finally, during periods of difficult market conditions or slowdowns, our fund investment performance could suffer, resulting in, for example, the payment of less or no performance fees to us. The payment of less or no performance fees could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to distribute to our unitholders. The generation of less performance fees could also impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds and fund of funds vehicles. Furthermore, during adverse economic and market conditions, we might not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse change relating to the terms of such debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real assets transactions, could have a material adverse impact on our business. In the event that certain of our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, certain of our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of our funds. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our use of leverage and earn-out payments may expose us to substantial risks.
We use indebtedness as a means to finance our business operations, which exposes us to the risks associated with using leverage.  We are dependent on financial institutions such as global banks extending credit to us on reasonable terms to finance our business. There is no guarantee that such institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, issuing additional debt or issuing additional equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time we may access the capital markets by issuing debt securities. For example, in January 2013, we issued $500 million aggregate principal amount of ten-year senior notes at a rate of 3.875%. In March 2013, we issued $400 million aggregate principal amount of thirty-year senior notes at a rate of 5.625% and in March 2014, we issued an additional $200 million aggregate principal amount of thirty-year senior notes at a rate of 5.625%. We also have a credit facility that provides for a term loan (of which $25.0 million was outstanding as of December 31, 2014) and revolving credit borrowings that has a final maturity date of August 9, 2018. The credit facility contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. In addition, to the extent we incur additional debt, our credit rating could be adversely impacted, which would increase our interest expense.
In addition, as part of the consideration for several of the new businesses we have acquired, we expect to incur future expenses related to these acquisitions including amortization of acquired intangibles, cash- and equity-based earn-out payments and fair value adjustments on contingent consideration issued. For example, we have used earn-out payments in our recent acquisitions to better align the interests of the managers of the acquired businesses with our interests. We have substantial earn-out payments due over the next several years in connection with our strategic investment in NGP and acquisitions of Claren Road, ESG, Metropolitan and DGAM. Refer to Note 3, Note 6, and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. If our acquisitions do not perform as anticipated, we may not be required to fund these earn-out payments. However, to the extent the performance of an acquisition is significantly below plan, it may be an indication that any goodwill or acquired intangible assets from the acquisition is impaired. An impairment of intangible assets or goodwill would be recognized as an expense on our income statement. For example, we recognized impairment charges totaling $66.2 million during 2014 related to the impairment of certain acquired intangible assets. See “Risks Related to our Business — We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.”
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates since we receive carried interest from our carry funds and fund of funds vehicles only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds can vary from quarter-to-quarter and year-to-year depending on our level of investment activity. In 2014, we received $39.2 million in transaction fees from our U.S. and European buyout funds and our total transaction fees increased $28.5 million from those we received in 2013.
We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. For instance, during the 2008 and 2009 economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2014, 30% of our carry fund portfolio was in public securities. Our hedge fund performance may depend on idiosyncratic factors regarding security selection and other factors that can affect overall investment performance, which can impact our incentive fees and the level and pace of subscriptions and redemptions. Such variability in the timing and amount of our accruals and realizations of carried interest, performance fees and transaction fees may lead to volatility in the trading price of our common units and cause our results and cash flow for a particular period not to be indicative of our performance in a future period. Because of this volatility, we may not achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to adverse movements in the price of our common units or increased volatility in our common unit price generally.
During periods in which a significant portion of our AUM is attributable to carry funds and fund of funds vehicles or their investments that are in the fundraising or investment periods that precede harvesting, as has been the case from time to time, we may receive substantially lower distributions. Moreover, even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities at a reasonable value. If we were to have a realization event in a particular quarter, that event may have a significant impact on our quarterly results and cash flow for that particular quarter and may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest. For example, in 2013 and 2012 as compared to 2011, several of our portfolio companies engaged in recapitalization transactions, thereby returning capital to the investors in those companies. Many of these transactions, however, did not produce realized carried interest.
We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our quarterly results and cash flow. Because our carry funds and fund of funds vehicles have preferred investor return thresholds that need to be met prior to us receiving any carried interest, declines in, or failures to increase sufficiently the carrying value of, the investment portfolios of a carry fund or fund of funds vehicle may delay or eliminate any carried interest distributions paid to us in respect of that fund or vehicle. This is because the value of the assets in the fund or vehicle would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any carried interest from that fund or vehicle.
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance fees are ultimately realized when (i) an investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative net returns are in excess of the preferred return and (iv) we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. When a fund enters into a position to take carried interest, we are generally entitled to a disproportionate “catch-up” level of profit allocation for a period before the amount of profit allocation to which we are entitled returns to a more normalized level. For example, for financial reporting purposes, we started accruing carried interest in respect of CAP III and CEP III in the fourth quarter of 2013, which resulted in a cumulative catch-up of carried interest. Throughout 2014, CAP III and CEP III remained in a carry position, but profits were allocated to us in respect of these funds at a more normalized rate (i.e., 20%). In order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations, we did not realize any carried interest from CEP III until the second quarter of 2014, and we have not yet realized any carried interest from CAP III.
With respect to certain of the hedge funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly if the net asset value of an investor's account has increased. The incentive fees we earn are dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow. These funds also have “high-water mark” provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to an investor’s account until the net asset value of the investor’s account exceeds the highest period end value on which incentive fees were previously paid. For our hedge funds, in making their decision whether to increase or maintain allocations to our funds, our investors may consider, among other factors, the absolute positive performance and relative outperformance and lower volatility versus their respective benchmarks. Several of our hedge funds are currently below their high water marks for the first time since we acquired them. Additionally, redemptions in our hedge funds exceeded subscriptions by $2.2 billion during January 2015.
Our fee revenue may also depend on the pace of investment activity in our funds. In many of our carry funds, the base management fee may be reduced when the fund has invested substantially all of its capital commitments or the aggregate fair market value of a fund’s investments is below its cost. We may receive a lower management fee from such funds if there has been a decline in value or after the investing period and during the period the fund is harvesting its investments. As a result, the variable pace at which many of our carry funds invest capital and dispose of investments may cause our management fee revenue to vary from one quarter to the next. Additionally, in certain of our funds that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investment and the timing of dispositions will directly impact our revenues.

The investment period of a fund may expire prior to the raising of a successor fund. Where appropriate, we may work with our limited partners to extend the investment period, which gives us the opportunity to invest any capital that remains in the fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital. In some cases, a step-down in the applicable rate used to calculate management fees may also occur.
Our management fee revenues will be reduced by these step-downs in management fee rates or market value declines, and by any reduction of Fee-earning AUM resulting from successful realization activity in our carry funds. For example, the investment periods for many of our large carry funds expired in 2013, which resulted and will continue to result in a reduction of the management fees that we receive from those funds. In most cases we have raised or are in the process of raising successor funds to replace these funds. However, to the extent that a successor fund is smaller than the predecessor fund, has lower management fee terms or there is a gap between the expiration of the investment period of a predecessor fund and the commencement of management fees for a successor fund, our total management fees for that fund family may decline. In some of our hedge funds, a reduction in the value of our Fee-earning AUM could result in a reduction in the management fees and incentive fees we earn from those funds. For example, our AUM in our GMS hedge fund operations declined $1.4 billion from September 30, 2014 to December 30, 2014 and, due to the effect of the net redemption notifications received during the fourth quarter of 2014, declined an additional $2.2 billion on January 1, 2015, which would negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions. In addition, our failure to successfully replace and grow Fee-earning AUM through the integration of recent acquisitions and anticipated new fundraising initiatives could have an adverse effect on our management fee revenue.
We depend on our founders and other key personnel, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our founders, Messrs. Conway, D’Aniello and Rubenstein, and other key personnel, including members of our executive group, our management committee, the investment committees of our investment funds and senior investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Our founders have no immediate plans to cease providing services to our firm, but our founders and other key personnel are not obligated to remain employed with us. As part of our on-going succession planning, and to enhance our capabilities, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. Accordingly, the efficacy of future leadership may constitute an adverse risk to our business.
In addition, all of the Carlyle Holdings partnership units received by our founders and a portion of the Carlyle Holdings partnership units that other key personnel have received in the reorganization, as described in “Part I. Item 1. Business,” were fully vested at the time of receipt and additional Carlyle Holdings partnership units held by these persons have also subsequently vested. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Under the provisions of the partnership agreements governing most of our carry funds, the departure of various key Carlyle personnel could, under certain circumstances, relieve fund investors of their capital commitments to those funds, if such an event is not cured to the satisfaction of the relevant fund investors within a certain amount of time. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.
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
If legislation were to be enacted by the U.S. Congress, state or local governments or certain foreign governments to treat carried interest as ordinary income rather than as capital gain for tax purposes, such legislation would materially increase the amount of taxes that we and possibly our unitholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “— Risks Related to U.S. Taxation — Our structure involves complex provisions of U.S. federal income tax law and international taxation for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “— Risks Related to our Company — Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.” For example, the United Kingdom Government recently proposed legislation which may impact the taxation of carried interest for certain professionals. Moreover, the value of the deferred restricted common units we may issue our senior Carlyle professionals at any given time may subsequently fall (as reflected in the market price of our common units), which could counteract the intended incentives.
All of the Carlyle Holdings partnership units received by our founders as part of the reorganization we undertook at the time of our initial public offering are fully vested. All of the Carlyle Holdings partnership units received by our other employees in exchange for their interests in carried interest owned at the fund level relating to investments made by our carry funds prior to the date of the reorganization are fully vested. Of the outstanding Carlyle Holdings partnership units, excluding those held by Messrs. D’Aniello, Conway, Rubenstein and by Mubadala, 60% are fully vested and 40% are unvested as of December 31, 2014. The unvested Carlyle Holdings units generally will vest in equal installments over the next 4 years on each anniversary of our initial public offering. At the time of the initial public offering, we granted 17,113,755 deferred restricted common units to our employees under our Equity Incentive Plan and 361,238 phantom deferred restricted common units. These deferred restricted common units and phantom units issued to employees at the time of our initial public offering generally vest over a period of six years on each anniversary date of the offering. Since our initial public offering we have issued and expect to continue to issue additional equity to retain our employees. In 2014, we incurred equity compensation expenses of $55.3 million in connection with grants of deferred restricted common units granted at the initial public offering and $80.3 million in connection with grants issued after such offering, and we expect these costs to marginally increase in the future as we increase the use of deferred restricted common units to attract, retain and compensate our employees. In February 2015, we granted approximately 5.0 million deferred restricted common units that generally vest over a period of up to three and a half years to a significant number of our employees. The total estimated grant-date fair value of these awards was approximately $118.7 million.
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
Given the priority we afford the interests of our fund investors and our focus on achieving superior investment performance, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it in the best interest of our fund investors—even in circumstances where such actions might be contrary to the near-term interests of unitholders.
In pursuing the interests of our fund investors, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to our fund investors and our discipline in this regard is in the long-term interest of us and our unitholders, our unitholders should understand this approach may have an adverse impact on our short-term profitability, and there is no guarantee that it will be beneficial in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. We may receive requests to reduce management fees on other funds in the future. “—See Risks Related to Our Business— Our investors may negotiate to pay us lower management fees and the economic terms of our future may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
In prioritizing the interests of our fund investors, we may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. We have also waived management fees on certain leveraged finance vehicles at various times to improve returns. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life-cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “— Risks Related to Our Company — Our revenue, earnings and cash flow are variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.”
We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.
Our growth strategy focuses on the expansion of our platform both through the development of, and investment in, our existing lines of business to foster organic growth and strategic investment in or acquisition of, alternative asset management businesses or other businesses complementary to our existing business. This growth strategy involves a number of risks, including that the expected synergies or anticipated growth in assets under management from an investment in an organic growth strategy or an acquisition or strategic alliance will not be realized, that the expected results will not be achieved or that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate in the new investment strategy or line of business. We may also incur significant charges in connection with such growth initiatives and they may also potentially result in significant losses and costs. To the extent we issue equity in connection with our growth initiatives, we would dilute our unitholders.

Our organic growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new market risks, and legal and regulatory requirements. For example, our recently developed and planned business initiatives include offering registered investment products and creating investment products open to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk.

The success of our organic growth strategy will depend on, among other things:

•	our ability to correctly identify and create products that appeal to our investors;

•	the diversion of management’s time and attention from our existing businesses;

•	management's ability to spend time developing and integrating the new business;

•	our ability to properly manage conflicts of interests;

•	our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and

•	our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.

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

In addition to the concerns noted above, the success of our acquisition growth strategy will be affected by, on among other things:

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
We intend, to the extent that market conditions warrant, to seek to grow our businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the asset management business and to the extent that we make strategic investments or acquisitions in new geographic markets or businesses, undertake other related strategic initiatives or enter into a new line of business, we may face numerous risks and uncertainties, including risks associated with the following:

•	the required investment of capital and other resources;

•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;

•	the diversion of management’s attention from our core businesses;

•	assumption of liabilities in any acquired business;

•	the disruption of our ongoing business;

•	the increasing demands on or issues related to the combination or integration of operational and management systems and controls;

•	compliance with additional regulatory requirements;

•	potential increase in investor concentration; and

•	the broadening of our geographic footprint, including the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability and litigation and regulatory risk and expense. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.
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
The Obama administration proposed policies similar to Congress that would tax income and gain, now treated as capital gains, including gain on disposition of interests, attributable to an ISPI at rates higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would be considered to be a qualified capital interest. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration’s published revenue proposals for 2014 and prior years contained similar proposals.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York considered legislation under which common unitholders, even if a nonresident, could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York, although it is unclear when or whether similar legislation will be enacted. In addition, states and other jurisdictions have considered legislation to increase taxes involving other aspects of our structure. In addition, states and other jurisdictions have considered and enacted legislation which could increase taxes imposed on our income and gain. For example, the District of Columbia has passed legislation that could expand the portion of our income that could be subject to District of Columbia income or franchise tax.

Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.

Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational corporations. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, an area that focuses in part on payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, anti-inversion rules, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the U.S. or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
Representative Camp has proposed the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. Former-Senator Baucus has proposed a similar territorial U.S. tax system, but with more expansive U.S.

taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. The Baucus proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Chairman of the House Ways and Means Committee, Paul Ryan, has also identified comprehensive tax reform as a priority for the next Congress. Whether these or other proposals will be enacted by Congress and in what form is unknown, as are the ultimate consequences of the proposed legislation.
The requirements of being a public entity and sustaining our growth may strain our resources.
As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, and provide an annual assessment of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required. We have implemented procedures and processes to address the standards and requirements applicable to public companies. If we are not able to maintain the necessary procedures and processes, we may be unable to report our financial information on a timely or accurate basis, which could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, and could result in a breach of the covenants under the agreements governing our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. As we acquire new businesses, we will need to implement and oversee procedures and processes to integrate such operations into our internal control structure. Sustaining our growth also requires us to commit additional management, operational, and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Operational risks, including those associated with our business model, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our financial, accounting, information and other data processing systems. We face various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the company. Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. In addition, new investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products.
We operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.
We depend on our headquarters in Washington, D.C., where most of our administrative and operations personnel are located, and our office in Arlington, Virginia, which houses our treasury, tax and finance functions, for the continued operation of our business. However, our global employee base services our investment funds and investor needs out of 40 offices around the world. In order to reduce expenses in the face of a difficult economic environment, we may need to close smaller offices, terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected.
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
In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act, the Commodity Exchange Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our asset management activities in the United States. Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See “Business —Regulatory and Compliance Matters.”
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In 2013, we launched two business development companies that are investment companies under the Investment Company Act and subject to the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. Similarly, in 2014, we launched a series of mutual fund offerings that are subject to the rules and regulations applicable to investment companies under the Investment Company Act. These entities are required to file periodic and annual reports with the SEC and certain of these entities may be required to comply with the applicable provisions of the Sarbanes-Oxley Act. These requirements may expose us to liabilities and penalties if we fail to comply with the applicable rules and regulations.
In 2014, the SEC indicated that investment advisors that receive transaction-based compensation for investment banking or acquisition activities relating to fund portfolio companies may be required to register as broker-dealers. Specifically, the Staff has noted that if a firm receives fees from a fund portfolio company in connection with the acquisition, disposition or recapitalization of such portfolio company, such fees could raise broker-dealer concerns under applicable regulations related to broker dealers. To the extent we receive such transaction fees and the Staff takes the position that such activities render us a

“broker” under the applicable rules and regulations of the Exchange Act, we could be subject to additional regulation. If receipt of transaction fees from a portfolio company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties or damages.
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
We are required to separately file with the SEC a notice that such activities have been disclosed in our quarterly and annual reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business. In the past, we have disclosed such dealings and transactions and to date, we have not received notice of any investigation into such activities.
Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
As a result of the global financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the domestic regulatory environment in which we operate in the United States. There has been an active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Regulatory focus on our industry is likely to intensify if, as has happened from time to time, the alternative asset management industry falls into disfavor in popular opinion or with state and federal legislators, as the result of negative publicity or otherwise.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions, which could have an adverse impact on our ability to conduct our business:

•
The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), an interagency body acting as the financial system’s systemic risk regulator with the authority to review the activities of nonbank financial companies predominantly engaged in financial activities are designate those companies determined to be “systemically important” for supervision by the Federal Reserve. Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States or if the nature, scope, size, scale, concentration, interconnectedness or mix of their activities could pose a threat to U.S. financial stability. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. During Stage 1, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a threshold leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. Although it is unlikely that we would be designated as systemically important under the process outlined in the final rule and interpretive guidance, the designation criteria could, and is expected to, evolve over time. While the FSOC will use the Stage 1 thresholds in identifying nonbank financial companies for further evaluation, it may initially evaluate any nonbank financial company based on other firm-specific quantitative or qualitative factors, irrespective of whether such company meets the thresholds in Stage 1. The FSOC made its first designations of three systemically important nonbank financial companies on July 8, 2013 and September 19, 2013, respectively, and designated a fourth systemically important nonbank financial company on December 18, 2014. We were not among the FSOC’s initial list of systemically important nonbank financial companies designated for Federal Reserve supervision, and have not been designated as such as of February 2015. At this time, we do not expect to be designated as a systemically important nonbank financial company, especially in light of the FSOC’s indication in July 2014 that it would not designate certain large asset management firms as systemically important nonbank financial companies in the near future. Nevertheless, if the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, which could include the imposition of capital, leverage, liquidity, and risk management standards, credit exposure reporting requirements and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.

•
The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds and from engaging in certain other proprietary activities. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which was set to expire on July 21, 2014. However, on December 10, 2013, the Federal Reserve and other federal regulatory agencies issued the long-awaited final rules implementing the Volcker rule, including an order granting an industry-wide, one-year extension to all banking entities. As a result, banking entities are required to have wound down, sold, transferred or otherwise conformed their investments and sponsorship activities to the Volcker Rule by July 21, 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” On December 18, 2014, the Federal Reserve granted an additional one-year extension under the Volcker Rule for certain activities, giving banking entities until July 21, 2016 to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (“legacy covered funds”). All investments and relationships in a covered fund made after December 31, 2013, must be in conformance with the Volcker Rule by July 21, 2015. The Federal Reserve also announced on December 18, 2014 that it intends to grant a final one-year extension in 2015, which would give banking entities until July 21, 2017 to conform ownership interests in and relationships with legacy covered funds. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, and there could be adverse implications on our ability to raise funds from banking entities as a result of this prohibition.

•
The Dodd-Frank Act imposed a new regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In connection with the Dodd-Frank Act, the CFTC has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, and regulatory requirements for cross-border swap activities. It is anticipated that the CFTC’s ongoing rulemaking process will further clarify other subjects under Title VII, including margin and capital requirements.

•
The Dodd-Frank Act amends the Exchange Act to direct the Federal Reserve and other federal regulatory agencies to adopt rules requiring sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. In October 2014, five federal banking and housing agencies and the SEC issued the final credit risk retention rules. These rules could require that we provide increased capital to certain lines of business in our GMS segment, including our U.S. structured finance business which could impede the growth of such businesses.

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

On December 18, 2014, the FSOC released a notice seeking public comment regarding potential risks to U.S. financial stability from asset management products and activities. The notice is intended to seek input from the public about potential risks to the U.S. financial system associated with liquidity and redemptions, leverage, operational functions, and resolution in the asset management industry.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagement of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. There have also been similar rules on a state-level regarding “pay to play” practices by investment advisers. For example, in May 2009, we reached resolution with the Office of the Attorney General of the State of New York (the “NYAG”) regarding its inquiry into the use of placement agents by various asset managers, including Carlyle, to solicit New York public pension funds for private equity and hedge fund investment commitments. We made a $20 million payment to New York State as part of this resolution in November 2009 and agreed to adopt the NYAG's Public Pension Fund Reform Code of Conduct. Recently the SEC undertook an industry sweep seeking more information on the private equity industry's compliance with these “pay to play” regulations.

In September 2010, California enacted legislation requiring placement agents who solicit funds from the California state retirement systems, such as CalPERS and the California State Teachers’ Retirement System, to register as lobbyists as of January 2011. In addition to increased reporting requirements, the legislation prohibits placement agents from receiving contingent compensation for soliciting investments from California state retirement systems. New York City has recommended similar measures that require asset management firms and their employees that solicit investments from New York City’s five public pension systems to register as lobbyists. Like the California legislation, the New York City recommendations impose significant compliance obligations on registered lobbyists and their employers, including annual registration fees, periodic disclosure reports and internal recordkeeping, and also prohibit the acceptance of contingent fees. Most recently, North Carolina is considering similar requirements compelling placement agents to register as lobbyists. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These types of measures could materially and adversely impact our business.

In addition, we may be impacted indirectly by guidance recently directed to regulated banking institutions with regard to leveraged lending practices. In March 2013, the U.S. federal banking agencies issued updated guidance on credit transactions characterized by a high degree of financial leverage. To the extent that such guidance limits the amount or cost of financing we are able to obtain for our transactions, the returns on our investments may suffer.

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

In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member countries. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. Compliance with the Basel III standards may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit.
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

In December 2011, China’s National Development and Reform Commission issued a new circular regulating the activities of private equity funds established in China. The circular includes new rules relating to the establishment, fundraising and investment scope of such funds; risk control mechanisms; basic responsibilities and duties of fund managers; information disclosure systems; and record filing. Compliance with these requirements may impose additional expense. On August 21, 2014, China Securities Regulatory Commission (“CSRC”), the Chinese securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds (the “CSRC Regulations”). These new regulations adopt a very broad definition of private investment funds, potentially including private equity and hedge funds.

The EU’s Alternative Investment Fund Managers Directive (the “AIFMD”) was implemented in most jurisdictions in the European Economic Area, (the “EEA”), on July 22, 2014. In general, the AIFMD regulates alternative investment fund managers (“AIFMs”), of a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the circumstances) outside the EEA. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD has a staged implementation through 2018.  As a result of the business activities of certain of our subsidiaries, such subsidiaries currently are subject to various compliance obligations in connection with the AIFMD, including investor and regulatory reporting, portfolio company asset stripping restrictions, deal-related notifications and remuneration reporting. Further, in connection with any future registration/authorization of certain of these subsidiaries under the AIFMD, additional compliance obligations also will apply to these and other of our entities, including rules relating to the remuneration of certain personnel, minimum regulatory capital requirements and restrictions on use of leverage.  These and other AIFMD obligations may have an adverse effect on us and/or our investment funds by, among other things, increasing the regulatory burden and costs of raising money and doing business in EEA jurisdictions, imposing extensive disclosure obligations on certain investment funds and portfolio companies, and disadvantaging our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors which may not be subject to the requirements of the AIFMD.

Changes in tax laws by foreign jurisdictions could arise as a result of BEPS projects being undertaken by the OECD. The OECD, which represents a coalition of member countries, is contemplating changes to numerous tax principles. These contemplated changes, if finalized and adopted by countries, could increase uncertainty faced by us, our business and our investors, change our business model or increase the cost of acquiring businesses. The timing or impact of these proposals is unclear at this point. There are also continual changes to tax laws, regulations and interpretations regularly which could impact our structures or the returns to investors.

The European Union has adopted certain risk retention and due diligence requirements (“EU Risk Retention and Due Diligence Requirements”) which currently apply, or are expected to apply in the future, in respect of various types of EU-regulated investors including our credit institutions, authorized alternative investment fund managers, investment firms, insurance and reinsurance undertakings and Undertakings for Collective Investment in Transferable Securities (UCITS) funds.  Among other things, such requirements restrict an investor who is subject to the EU Risk Retention and Due Diligence Requirements, including us, from investing in securitizations unless: (i) the originator, sponsor or original lender in respect of the relevant securitization has explicitly disclosed that it will retain, on an on-going basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) is able to demonstrate that it has undertaken certain due diligence in respect of various matters including but not limited to its note position, the underlying assets and (in the case of certain types of investors) the relevant sponsor or originator.  Failure to comply with one or more of the requirements may result in various penalties, including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge on the notes issued by our CLOs acquired by the relevant investor. Aspects of the requirements and what is or will be required to demonstrate compliance to national regulators remain unclear. Although many aspects of these requirements remain unclear, these requirements and any other changes to the regulation or regulatory treatment of securitizations or of the notes issued by our CLOs for investors may negatively impact the regulatory position of individual holders.  In addition such regulations could have a negative impact on the price and liquidity of certain of our EU CLO notes in the secondary market.
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
Among other things, the CFTC adopted certain amendments to its existing rules that potentially subject certain of our affiliated entities to registration, reporting and record-keeping obligations in connection with derivatives transactions (including for hedging/risk management purposes). As such, our business may incur increased ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations across platforms and complying with the various reporting and record-keeping requirements.

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
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the activities of our portfolio companies and a variety of other litigation claims and regulatory inquiries and actions. From time to time we and our portfolio companies have been and may be subject to regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies.
In addition, to the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. For example, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, Urbplan Desenvolvimento Urbano S.A. (“Urbplan,” formerly Scopel Desenvolvimento Urbano S.A.) a portfolio investment of certain Carlyle real estate investment funds that we consolidate as of September 30, 2013, began facing serious liquidity problems in late 2012 and required additional capital infusions to continue operations. If Urbplan fails to complete its construction projects, customers or other creditors in certain circumstances might seek to assert claims against us under certain consumer protection or other laws. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our private equity funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

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
There is a risk that our employees or advisors could engage in misconduct that adversely affects our business. Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect us and our investment funds and fund investors. Our business often requires that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, whether or not substantiated, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.

In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and the UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.
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
We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the alternative asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over the Investment Solutions segment's constituent firms: AlpInvest, DGAM and Metropolitan, we have erected an information barrier between the management teams at these firms and the rest of Carlyle. See “— Risks Related to Our Business Operations— Our Investment Solutions business is subject to additional risks.” In addition, we may come into possession of material, non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.
Risks Related to Our Business Operations
Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our hedge funds, a reduction in the value of our AUM in such funds could result in a reduction in management fees and incentive fees we earn. In other funds we manage, such as our private equity funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s or fund of funds vehicle’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our unitholders did not receive any benefit. See “— We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds and fund of funds vehicles might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. For example, our AUM in our GMS hedge fund operations declined $1.4 billion from September 30, 2014 to December 30, 2014 and, due to the effect of the net redemption notifications received during the fourth quarter of 2014, declined an additional $2.2 billion on January 1, 2015, which would negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions.
Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds and aggregate fundraising totals are near the highest they've been since 2008, there can be no assurance that this will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of alternative asset managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The lack of clarity around regulations, including BEPS, may also limit our fund investors' ability to claim double tax treaty benefits on their investments, which may limit their investments in our funds. We are currently working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
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
Unlike our closed-end investment funds, our open-ended hedge funds and mutual funds are subject to redemptions on a quarterly or more frequent basis and investors can generally decide to exit their fund investments at any time. For example, our AUM in our GMS hedge fund operations declined $1.4 billion from September 30, 2014 to December 30, 2014 and, due to the effect of the net redemption notifications received during the fourth quarter of 2014, declined an additional $2.2 billion on January 1, 2015, which would negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions.
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
Growing investor demands may also increase our expenses. To address the evolving needs of our investor base, we have expanded our LP relations team, deepened our relationships with intermediaries and made investments in our investor services and information technology departments. These advances have increased our operating expenses and may continue to do so.

Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.
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
We have presented in this report information relating to the historical performance of our investment funds. The historical and potential future returns of the investment funds that we advise, however, are not directly linked to returns on our common units. Therefore, any continued positive performance of the investment funds that we advise will not necessarily result in positive returns on an investment in our common units. However, poor performance of the investment funds that we advise would cause a decline in our revenue from such investment funds, and could therefore have a negative effect on our performance, our ability to raise future funds and in all likelihood the returns on an investment in our common units.
Moreover, with respect to the historical returns of our investment funds:

•
we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns than our existing or previous funds;

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

•
our investment funds’ returns in some years have benefited from investment opportunities and general market conditions that may not repeat themselves (including, for example, particularly favorable borrowing conditions in the debt markets during 2005, 2006 and early 2007);

•
our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and the circumstances under which our funds may make future investments may differ significantly from those conditions prevailing in the past;

•	newly-established funds may generate lower returns during the period that they take to deploy their capital.

The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. In addition, future returns will be affected by the applicable risks described elsewhere in this report, including risks related to the industries and businesses in which our funds may invest. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Segment Analysis — Fund Performance Metrics” for additional information.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Many of our carry funds’ and fund of funds vehicles’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our CPE and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our carry funds’ and fund of funds vehicles’ investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
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
As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. Similarly, the leveraged nature of the investments of our Real Assets funds increases the risk that a decline in the fair value of the underlying real estate or tangible assets will result in their abandonment or foreclosure. For example, if the property-

level debt on a particular investment has reached its maturity and the underlying property value has declined below its debt-level, we may, in absence of cooperation with the lender in regards to a partial debt-write-off, be forced to put the investment into liquidation.
When our private equity funds’ portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our Corporate Private Equity and Real Assets funds’ portfolio investments came due, these funds could be materially and adversely affected.
Many of our GMS funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investment that our investment funds make.
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
In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our fund investors (or to decline to receive transaction fees from portfolio companies held by our funds). Also, the SEC has recently focused on the receipt from portfolio companies of monitoring termination fees by certain private equity sponsors, including whether such fees were appropriately disclosed to limited partners and do not represent the payment of fees for services rendered. To the extent we change our current fee practices, it could result in a decrease in the amount of fee revenue we earn. For example, in our latest U.S. buyout fund, fund investors are entitled to receive 80% of any transaction fees we generate. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

The alternative asset management business is intensely competitive.
The alternative asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our alternative asset management business, as well as our investment funds, competes with a number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional asset managers, real estate development companies, commercial banks, investment banks and other financial institutions (as well as sovereign wealth funds). A number of factors serve to increase our competitive risks:

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

•
some of these competitors (including strategic competitors) may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for our funds with respect to investment opportunities;

•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

•
some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance expense than us;

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

•	some investors may prefer to pursue investments directly instead of investing through one of our funds;

•	some investors may prefer to invest with an asset manager that is not publicly traded or is smaller with only one or two investment products that it manages; and

•	other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.
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
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and, in the case of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities.  Because a carve-out business usually may not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International” and “Corruption Perceptions Index”) such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa.
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

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be able to effect such sales only during limited trading windows. Additionally, certain provisions of the U.S. federal securities laws (e.g., Exchange Act Section 16) may constrain our investment funds' ability to effect purchases or sales of publicly traded securities. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make.

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

•
companies in which private equity investments are made may be businesses or divisions acquired from larger operating entities which may require a rebuilding or replacement of financial reporting, information technology, back office and other operations;

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

•
under ERISA, a “trade or business” within a “controlled group” can be liable for the ERISA Title IV pension obligations (including withdrawal liability for union multiemployer plans) of any other member of the controlled group. This “controlled group” liability represents one of the few situations in which one entity’s liability can be imposed upon another simply because the entities are united by common ownership, but in order for such joint and several liability to be imposed, two tests must be satisfied: (1) the entity on which such liability is to be imposed must be a “trade or business” and (2) a “controlled group” relationship must exist among such entity and the pension plan sponsor or the contributing employer. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, a 2013 federal Circuit Court case concluded that a private equity fund could be a “trade or business” for ERISA purposes (and, consequently, could be liable for underfunded pension liabilities of an insolvent portfolio company) based upon a number of factors present in that case, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements; and

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
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2014, approximately 37% of the equity invested by our carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

•
certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments;

•	the imposition of non-U.S. taxes on gains from the sale of investments or other distributions by our funds;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•	limitations on the deductibility of interest for income tax purposes in certain jurisdictions;

•	differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	limitations on borrowings to be used to fund acquisitions or dividends;

•	political hostility to investments by foreign or private equity investors, including increased risk of government expropriation;

•	less liquid markets;

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;

•	adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	higher rates of inflation;

•	higher transaction costs;

•	less government supervision of exchanges, brokers and issuers;

•
less developed bankruptcy, limited liability company, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact us or an unrelated fund or portfolio company);

•	difficulty in enforcing contractual obligations;

•	less stringent requirements relating to fiduciary duties;

•	fewer investor protections and less publicly available information in respect of companies in non-U.S. markets; and

•	greater price volatility.
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
In the event a portfolio company outside the United States experiences financial difficulties, we may consider local laws, corporate organizational structure, potential impacts on other portfolio companies in the region and other factors in developing our business response. Among other actions, we may seek to enhance the management team or make fund capital investments from our investment funds, our senior Carlyle professionals and/or us. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a company that is experiencing difficulties, we may be required to consolidate the entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Organizational Structure —The Consolidation of Investment Funds, Holding Companies or Operating Businesses of Our Portfolio Companies Could Make it More Difficult to Understand the Operating Performance of the Partnership and Could Create Operational Risks For the Partnership.”
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
If, at the end of the life of a carry fund (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. This obligation is known as a “giveback” obligation. As of December 31, 2014, we had accrued a giveback obligation of $113.4 million, inclusive of giveback obligations accrued for Consolidated Funds, representing the giveback obligation that would need to be paid if the carry funds were liquidated at their current fair values at that date. If, as of December 31, 2014, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.4 billion, on an after-tax basis where applicable. Since inception we have paid $48.6 million back to fund investors to satisfy our giveback obligations.
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
The governing agreements of substantially all of our carry funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the expected amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up. In addition, the governing agreements of certain of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, certain of the investment professionals serving on the investment committee or advising the fund), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, earnings and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.
The AlpInvest fund of funds vehicles generally provide for suspension or termination of investment commitments in the event of cause, key person or regulatory events, changes in control of Carlyle or of majority ownership of AlpInvest, and, in some cases, other performance metrics, or in a limited number of cases, the right of a supermajority of the investors to remove the general partner of the fund without cause, but generally have not provided for liquidation without cause. Where AlpInvest fund of funds vehicles include “key person” provisions, they are focused on specific existing AlpInvest personnel. While we believe that existing AlpInvest management have appropriate incentives to remain at AlpInvest, based on equity ownership, profit participation and other contractual provisions, we are not able to guarantee the ongoing participation of AlpInvest management team members in respect of the AlpInvest fund of funds vehicles. In addition, AlpInvest fund of funds vehicles have historically had few or even a single investor. In such cases, an individual investor may hold disproportionate authority over decisions reserved for third-party investors. Investors in our managed accounts or “funds of one” vehicles generally have bespoke rights allowing them to, among other things, terminate the investment period or cause a dissolution of the account or vehicle for a variety of reasons. To the extent these accounts or vehicles cease to invest or are dissolved, the fees generated by them may be reduced.
Third-party investors in our onshore commodity hedge funds have the right to remove the general partner of the fund by a simple majority vote in accordance with specified procedures.
Investors in our hedge funds and DGAM funds may generally redeem their investments on an annual, semi-annual or quarterly basis without penalty following the expiration of a specified period of time when capital may not be withdrawn (typically between three months and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenue and cash flow. For example, our AUM in our GMS hedge fund operations declined $1.4 billion from September 30, 2014 to December 30, 2014 and, due to the effect of the net redemption notifications received during the fourth quarter of 2014, declined an additional $2.2 billion on January 1, 2015, which would negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions.
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
Investors in our carry funds and fund of funds vehicles make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Third-party investors in private equity, real estate assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including coinvestment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. Different private equity funds may invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our GMS funds could acquire a debt security issued by the same company in which one of our buyout funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company was to develop insolvency concerns, and that conflict would have to be carefully managed by us. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies and conflicts could also arise in respect of the ultimate disposition of such investments. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.

Risk management activities may adversely affect the return on our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.
Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.
The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia, South America, Ireland, Peru, Japan, or Sub-Saharan Africa or

MENA; and we advise funds that invest in a single industry sector, such as financial services and power. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. In addition, certain of our hedge funds may hold large positions in a single issuer or may be focused on particular industries or commodities. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position. For example, in September 2014, the performance of one of our hedge funds was adversely impacted when the value of one of its large investments fell following an adverse court ruling.
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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the global financial crisis and subsequent recovery has caused significant fluctuations in the value of securities held by our funds. The concomitant recession and recovery in the real economy also exerted a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered five consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as geopolitical events, increased risk of deflation interacting with high debt levels, and external economic weakness. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that the global GDP would quickly return to its pre-crisis trend. The recent slowdown in emerging market economies (EMEs) also creates risk for companies that export or operate in these markets. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit markets. For example, the sovereign debt crisis in the euro area contributed to a lengthy recession from 2011 to the first quarter of 2013 that impaired corporate loan performance and further weakened bank balance sheets. Actions required to be taken by certain European countries as a condition to financial rescue packages have resulted in increased political discord within and among Eurozone countries. As a result, there has been a strain on banks and other financial services participants, which could have a material adverse impact on such portfolio companies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. With respect to real estate, various factors could halt or limit a recovery in the housing market and have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a portfolio company or real estate investment that is experiencing difficulties, we may be required to consolidate such entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Organizational Structure—The Consolidation of Investment Funds, Holding Companies or Operating Businesses of Our Portfolio Companies Could Make it More Difficult to Understand the Operating Performance of the Partnership and Could Create Operational Risks For the Partnership.”
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

We and our investment funds are subject to risks in using prime brokers, custodians, administrators and other agents and third-party service providers.

We and many of our investment funds depend on the services of prime brokers, custodians, administrators and other agents and third-party service providers to carry out certain securities transactions and other business functions.

The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. Among other systems, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party's inability or unwillingness to perform pursuant to our arrangements with them.  In addition, we could suffer legal and reputational damage from such failure to perform if we are then unable to satisfy our obligations under our contracts with third parties or otherwise and could suffer losses in the event we are unable to comply with certain other agreements.

The terms of our contracts with third parties surrounding securities transactions are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for new regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

The consolidation and elimination of counterparties resulting from the disruption in the financial markets has increased our concentration of counterparty risk and has decreased the number of potential counterparties. Our carry funds generally are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In the event of the insolvency of a party that is holding our assets or those of our funds as collateral, we and our funds may not be able to recover equivalent assets in full as we and our funds will rank among the counterparty’s unsecured creditors. In addition, our and our funds’ cash held with a prime broker, custodian or counterparty may not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and we and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover our or our investment funds’ assets could have a material impact on us or on the performance of our funds. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

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

In the later part of 2014, the price of oil dropped dramatically.  Our current exposure to the oil industry is primarily through our Legacy Energy funds, which had approximately $10 billion in AUM as of December 31, 2014.  Notwithstanding the size of the funds, our economic interest in these funds is limited pursuant to the terms of our relationship with Riverstone.  For example, we receive a range of performance fees from our Legacy Energy funds, from 40% from the earlier vintage funds to 16% of the performance fees generated by Energy IV, with a weighted average of 20% based on remaining fair value invested.  Due to the performance of the Legacy Energy funds in the fourth quarter, a majority of the Legacy Energy funds were in a giveback position as of December 31, 2014. If investment performance does not improve, Carlyle and certain senior Carlyle professionals will be required to fund such giveback obligation at the end of the life of the relevant fund.  See “—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Investment Solutions business is subject to additional risks.

Our Investment Solutions business is subject to additional risks, including the following:

•
The Investment Solutions business is subject to business and other risks and uncertainties generally consistent with our business as a whole, including without limitation legal, tax and regulatory risks, the avoidance or management of conflicts of interest and the ability to attract and retain investment professionals and other personnel, and risks associated with the acquisition of new investment platforms.

•
Pursuant to our current arrangements with the various businesses, we currently restrict our participation in the investment activities undertaken by our Investment Solutions segment (including with respect to AlpInvest, Metropolitan and DGAM), which may in turn limit our ability to address risks arising from their investment activities. For example, although we maintain ultimate control over AlpInvest, AlpInvest’s management team (who are our employees) continues to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, Carlyle representatives will serve on the management board of AlpInvest, but we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest investment business, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the Investment Solutions business, relative to other Carlyle investment funds.

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

•
Conflicts may arise between such separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between a managed account and a Carlyle fund. In addition, such managed accounts may have different or heightened standards of care, and if they invest in other investment funds sponsored by us could result in lower management fees and carried interest to us than Carlyle’s typical investment funds.

•
Our fund of funds business could be subject to the risk that other sponsors will no longer be willing to provide these fund of funds with investment opportunities as favorable as in the past, if at all, as a result of our ownership of AlpInvest, DGAM and Metropolitan.

•
Our Investment Solutions business is separated from the rest of the firm by an informational wall designed to prevent certain types of information from flowing from the Investment Solutions platform to the rest of the firm. This information barrier could limit the collaboration between our investment professionals with respect to specific investments.

We intend to continue to build upon the foundation created by AlpInvest, Metropolitan and DGAM by expanding into new products and initiatives that facilitate third-party access to our funds. Our Investment Solutions business is also currently in the process of undergoing substantial changes in its information technology infrastructure. A significant amount of time and resources are being committed to researching, developing, acquiring and implementing a technology platform to enable the Investment Solutions group to achieve its strategic goals. There is no guarantee that these efforts, or the future technology environment, will enable our Investment Solutions platform to meet its strategic goals and achieve the expected growth.
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

•	These funds may make investments or hold trading positions in markets that are volatile and may become illiquid.

•	The IRS may change the tax treatment of these funds, subjecting them to additional federal or state taxes, which may decrease the returns to investors.

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

•
These funds may rely on computer programs, internal infrastructure and services, quantitative models (both proprietary models and those supplied by third parties) and information and data provided by third parties to trade, clear and settle securities and other transactions, among other activities, that are critical to the oversight of certain funds’ activities. If any such models, information or data prove to be incorrect or incomplete, any decisions made in reliance thereon could expose the funds to potential risks. Any hedging based on faulty models, information or data may prove to be unsuccessful and adversely impact a fund’s profits.

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
Our general partner, Carlyle Group Management L.L.C., which is owned by our senior Carlyle professionals, manages all of our operations and activities. The limited liability company agreement of Carlyle Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. As of December 31, 2014, the percentage of the voting power of The Carlyle Group L.P. limited partners collectively held by those categories of holders and calculated in this manner was approximately 80%. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate relative ownership of our common units and partnership units. As a result, our common unitholders have limited ability to influence decisions regarding our business.
Our senior Carlyle professionals will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.
TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit that provides it with a number of votes on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters) that is equal to the aggregate number of vested and unvested Carlyle Holdings partnership units held by the limited partners of Carlyle Holdings. As of December 31, 2014, a special voting unit held by TCG Carlyle Global Partners L.L.C. provided it with approximately 79% of the total voting power of The Carlyle Group L.P. limited partners. Accordingly, our senior Carlyle professionals generally will have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of The Carlyle Group L.P.
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
We have the right to acquire all of our then-outstanding common units at the then-current trading price either if 10% or less of our common units is held by persons other than our general partner and its affiliates or if we are required to register as an investment company under the Investment Company Act. As a result of our general partner’s right to purchase outstanding common units, a holder of common units may have his common units purchased at an undesirable time or price.
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
The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the limited partners of the Carlyle Holdings partnerships would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. Assuming that the market value of a common unit were to be equal to $27.50 per common unit, which is the closing price per common unit as of December 31, 2014, and that LIBOR were to be 1.17%, we estimate that the aggregate amount of these termination payments would be approximately $1.16 billion if the corporate taxpayers were to exercise their termination right. The foregoing number is merely an estimate and the actual payments could differ materially. In addition, the limited partners of the Carlyle Holdings partnerships will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments to the limited partners of the Carlyle Holdings partnerships under the tax receivable agreement could be in excess of the corporate taxpayers’ actual cash tax savings.
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
See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Tax Receivable Agreement.”

If The Carlyle Group L.P. were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An entity generally will be deemed to be an “investment company” for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Carlyle Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Furthermore, The Carlyle Group L.P. does not have any material assets other than its interests in certain wholly owned subsidiaries, which in turn have no material assets other than general partner interests in the Carlyle Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Carlyle Holdings partnerships and are vested with all management and control over the Carlyle Holdings partnerships. We do not believe that the equity interests of The Carlyle Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Carlyle Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Carlyle Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that The Carlyle Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe that The Carlyle Group L.P. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that The Carlyle Group L.P. will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause The Carlyle Group L.P. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Carlyle Group L.P., Carlyle Holdings and our senior Carlyle professionals, or any combination thereof, and materially adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
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
In addition, the FASB has been working on several projects with the International Accounting Standards Board, which could result in significant changes over time as GAAP converges with International Financial Reporting Standards (“IFRS”), including how our financial statements are presented. Furthermore, the SEC continues to consider whether and how to incorporate IFRS into the U.S. financial reporting system. The accounting changes being proposed by the FASB may be a complete change to how we account for and report significant areas of our business. The effective dates and transition methods are not yet known; however, issuers may be required to or may choose to adopt the new standards retrospectively. In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented. The changes to GAAP and the alignment with IFRS, will also impose special demands on issuers in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as the design of compensation plans.

For example, in May 2014, the FASB issued a final accounting standard that changes the way issuers recognize revenue in their financial statements. This new accounting method is expected to change how and when we account for and report performance fee revenues in our financial statements. The accounting change related to the recognition of revenue is effective January 1, 2017; however, we may choose to adopt the new standard retrospectively.

The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Partnership and could create operational risks for the Partnership.
Under applicable US GAAP standards, we may be required to consolidate certain of our investment funds, holding companies or operating businesses if we determine that these entities are VIEs and that the Partnership is the primary beneficiary of the VIE. The consolidation of such entities could make it difficult for an investor to differentiate the assets, liabilities, and results of operations of the Partnership apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements and similarly we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs. For example, under current US GAAP standards, we generally are required to consolidate onto our financial statements the CLOs that we manage. In 2014, we formed eight new CLOs and consolidated the financial positions and results of operations of such CLOs into our consolidated financial statements beginning on their respective formation dates or closing dates. The total assets and total liabilities of the CLOs included in the Partnership’s consolidated financial statements were approximately $18 billion and $17 billion, respectively, as of December 31, 2014. In some circumstances, the issuance of credit or other financial support could trigger the consolidation of an entity onto our financial statements. For example, commencing with the issuance of credit support in connection with a potential tax liability of Carlyle Europe Real Estate Partners, L.P. (“CEREP I”) in July 2012, CEREP I became a VIE and the Partnership became its primary beneficiary. Accordingly, as of that date, the Partnership began to consolidate the fund into its consolidated financial statements. As of December 31, 2014, this fund reported total assets of approximately $32 million, total liabilities of approximately $91 million and a deficit in partners’ capital of approximately $59 million.
As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, and provide an annual assessment of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required. We have implemented procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. The VIEs that we consolidate as the primary beneficiary are, subject to certain transition guidelines, included in our annual assessment of the effectiveness of our internal control over financial reporting under the Sarbanes-Oxley Act. As a result, we will need to continue to implement and oversee procedures and processes to integrate such operations into our internal control structure. If we are not able to implement or maintain the necessary procedures and processes, we may be unable to report our financial information on a timely or accurate basis and could be subject adverse consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, and could result in a breach of the covenants under the agreements governing our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

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
In addition, as of December 31, 2014, limited partners of the Carlyle Holdings partnerships owned an aggregate of 251,195,295 Carlyle Holdings partnership units. At the time of our IPO, we entered into an exchange agreement with the then-existing limited partners of the Carlyle Holdings partnerships so that these holders, subject to any applicable vesting and minimum retained ownership requirements and transfer restrictions applicable to such limited partners as set forth in the partnership agreements of the Carlyle Holdings partnerships, may on a quarterly basis, from and after May 8, 2012 (subject to the terms of the exchange agreement), exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Since our IPO, additional limited partners of the Carlyle holdings partnerships have become party to the exchange agreement and are generally entitled to exchange their Carlyle Holdings partnership units for common units on the same basis, from and after the first anniversary of the date of their acquisition of their Carlyle Holdings partnership units. In addition, Mubadala held 23,517,939 Carlyle Holdings partnership units as of December 31, 2014. Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units (subject to the terms of the exchange agreement) and such common units would not be subject to transfer restrictions. We have entered into registration rights agreements with the limited partners of Carlyle Holdings that generally require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence —Registration Rights Agreements.” Provisions of the partnership agreements of the Carlyle Holdings partnerships and related agreements that contractually restrict the limited partners of the Carlyle Holdings partnerships’ ability to transfer the Carlyle Holdings partnership units or The Carlyle Group L.P. common units they hold may lapse over time or be waived, modified or amended at any time.
Under our Equity Incentive Plan, we have granted 28,701,079 deferred restricted common units as of December 31, 2014. Additional common units and Carlyle Holdings partnership units will be available for future grant under our Equity

Incentive Plan, which plan provides for automatic annual increases in the number of units available for future issuance. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units or securities convertible into or exchangeable for common units issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales of our common units on behalf of, plan participants, including in connection with sales of common units to fund tax obligations payable in connection with awards under our Equity Incentive Plan.
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

Our common units may trade less frequently than those of certain more mature companies due to the limited number of common units outstanding.   Due to such limited trading volume, the price of our common units may display abrupt or erratic movements at times.  Additionally, it may be more difficult for investors to buy and sell significant amounts of our common units without an unfavorable impact on prevailing market prices.

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
The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.
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
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our common unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction. Distributions to our common unitholders generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the common unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our common units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the common units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, you may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable years, regardless of whether or not you receive cash distributions from us. See “—Risks Related to Our Company—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.”
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
The Carlyle Group L.P.’s interest in certain of our businesses will be held through Carlyle Holdings I GP Inc. and Carlyle Holdings III GP L.P., which will be treated as a corporation for U.S. federal income tax purposes; such corporation may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.
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
In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the Qualifying Income Exception discussed above on a continuing basis and we must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations subject to corporate income tax, forgo attractive investment opportunities or enter into acquisitions, borrowings, financings or other transactions we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 39 offices, including our office in Arlington, Virginia, which houses our treasury, tax and finance functions. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently able to estimate the reasonably possible amount of loss or range of loss for the matters that have not been resolved. We do not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect us. We believe that the matters described below are without merit and intend to vigorously contest all allegations for the matters that have not been resolved.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleged, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once such a consortium had announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” To avoid the risk and cost associated with continuing the litigation through trial, Carlyle entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against Carlyle without any admission of liability. All of Carlyle's codefendants also reached settlement agreements with plaintiffs. The Court granted preliminary approval of all the defendants' settlements, including Carlyle's, on September 29, 2014. A hearing on final approval of the settlements was held on February 11, 2015 and we are awaiting the Court's ruling. Carlyle Partners IV, L.P. (“CP IV”) and its affiliates will bear the costs of the settlement not covered by insurance. As a result, Carlyle's performance fees from CP IV were reduced by $19.3 million.
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
First, in November 2009, a CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings on similar grounds in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. In September 2011, National Industries reissued its complaint in Kuwait naming CCC only, and reissued its complaint in January 2012 joining Carlyle Investment Management, L.L.C. as a defendant. In April 2013, the court in Kuwait dismissed National Industries’ claim without prejudice for failure to serve process. Hearings in the case and related to the case have nevertheless taken place on several occasions since that time, most recently in September 2013. Meanwhile, in August 2012, National Industries had filed a motion to vacate the Delaware Court of Chancery’s decision. The Partnership successfully opposed that motion and the Court’s injunction remained in effect. In November 2012, National Industries appealed that decision to the Delaware Supreme Court. On May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware.
Second, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after February 1, 2016. In addition, the liquidators’ lawsuit in Delaware was dismissed without prejudice in 2010 and their lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.
From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. The relevant French tax authorities have asserted that CEREP I was ineligible to claim certain exemptions from French tax under the Luxembourg-French tax treaty, and have issued a tax assessment seeking to collect approximately €97.0 million, consisting of taxes, interest and penalties. Additionally, the French Ministry of Justice has commenced an investigation regarding the legality under French law of claiming the exemptions under the tax treaty. CEREP I and its subsidiaries are contesting the French tax assessment. An income tax hearing is scheduled to be held on March 11, 2015 in front of the Administrative Court of Paris.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management has not concluded that as of the date of this filing the final resolutions of the matters above will have a material effect upon our consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units representing limited partner interests in The Carlyle Group L.P. are traded on the NASDAQ Global Select Market under the symbol “CG.” Our common units began trading on the NASDAQ Global Select Market Exchange on May 3, 2012.
The number of holders of record of our common units as of February 20, 2015 was 43. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.
Cash Distribution Policy
Distributions for the 2014 fiscal year and prior years, including the fourth quarter distribution, were determined in accordance with Carlyle’s distribution policy in effect for those years. For those periods, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.'s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle's Distributable Earnings in excess of the amount determined by Carlyle's general partner that was necessary or appropriate to provide for the conduct of Carlyle's business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distributions for those years were less than our Distributable Earnings for that year due to these funding requirements.
Commencing with distributions for the 2015 fiscal year, it is Carlyle’s intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings per common unit, net of taxes and amounts payable under the tax receivable agreement, for the quarter. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.
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
With respect to distribution year 2014, we declared distributions to common unitholders totaling approximately $143.2 million, or $2.09 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per common unit (approximately $110.9 million), which is payable on March 6, 2015 to holders of record of common units at the close of business on February 23, 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2014 were $102.7 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2014.
With respect to distribution year 2013, we declared distributions to common unitholders totaling approximately $93.5 million, or $1.88 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per common unit ($70.4 million) which was paid in March 2014. Distributions to common unitholders paid during the calendar year ended December 31, 2013 were $59.9 million, representing the amount paid in March 2013 of $0.85 per common unit with respect to the fourth quarter of 2012 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2013.
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
With respect to distribution year 2014, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $524.5 million, or $2.09 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per Carlyle Holdings unit (approximately $404.1 million), which is payable on March 5, 2015 to holders of record of Carlyle Holdings units at the close of business on February 23, 2015. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2014 were $486.9 million, representing the quarterly distributions paid in each of March, May, August, and November of 2014.
With respect to distribution year 2013, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $515.9 million, or $1.97 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per Carlyle Holdings unit ($366.5 million), which was paid in March 2014. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2013 were $372.9 million, representing the quarterly distributions paid in each of March, May, August, and November of 2013.

With respect to distribution year 2012, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $320.1 million, or $1.22 per Carlyle Holdings unit, consisting of the distributions declared in respect of the second quarter and third quarter of 2013 and $0.85 in respect of the fourth quarter of 2012 which was paid in March 2013. Distributions to other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2012 were $96.6 million, representing the quarterly distributions paid in August and November of 2012.
The following table sets forth the high and low sales prices per unit of our common units, for the periods indicated:

	Sales Price
	2014		2013
	High	Low	High	Low
First Quarter	$39.38	$31.29	$37.89	$26.11
Second Quarter	$35.99	$28.78	$33.47	$23.85
Third Quarter	$35.99	$29.07	$29.12	$24.66
Fourth Quarter	$30.69	$25.21	$36.71	$25.48

No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2014.
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
None.

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
We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2012 was derived from the audited consolidated financial statements of The Carlyle Group L.P. which are not included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 were derived from the historical audited combined and consolidated financial statements of Carlyle Group which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues
Fund management fees	$1,166.3	$984.6	$977.6	$915.5	$770.3
Performance fees
Realized	1,328.7	1,176.7	907.5	1,307.4	266.4
Unrealized	345.7	1,198.6	133.6	(185.8)	1,215.6
Total performance fees	1,674.4	2,375.3	1,041.1	1,121.6	1,482.0
Investment income (loss)	(7.2)	18.8	36.4	78.4	72.6
Interest and other income	20.6	11.9	14.5	15.8	21.4
Interest and other income of Consolidated Funds	956.0	1,043.1	903.5	714.0	452.6
Revenue of a consolidated real estate VIE	70.2	7.5	—	—	—
Total Revenues	3,880.3	4,441.2	2,973.1	2,845.3	2,798.9
Expenses
Compensation and benefits	2,005.9	2,244.1	1,143.9	477.9	429.0
General, administrative and other expenses	526.8	496.4	357.5	323.5	177.2
Interest	55.7	45.5	24.6	60.6	17.8
Interest and other expenses of Consolidated Funds	1,042.0	890.6	758.1	453.1	233.3
Interest and other expenses of a consolidated real estate VIE	175.3	33.8	—	—	—
Other non-operating (income) expenses	(30.3)	(16.5)	7.1	32.0	—
Loss from early extinguishment of debt, net of related expenses	—	—	—	—	2.5
Equity issued for affiliate debt financing	—	—	—	—	214.0
Total Expenses	3,775.4	3,693.9	2,291.2	1,347.1	1,073.8
Other Income (Loss)
Net investment gains (losses) of Consolidated Funds	887.0	696.7	1,758.0	(323.3)	(245.4)
Gain on business acquisition	—	—	—	7.9	—
Income before provision for income taxes	991.9	1,444.0	2,439.9	1,182.8	1,479.7
Provision for income taxes	76.8	96.2	40.4	28.5	20.3
Net income	915.1	1,347.8	2,399.5	1,154.3	1,459.4
Net income (loss) attributable to non-controlling interests in consolidated entities	485.5	676.0	1,756.7	(202.6)	(66.2)
Net income attributable to Carlyle Holdings	429.6	671.8	642.8	$1,356.9	$1,525.6
Net income attributable to non-controlling interests in Carlyle Holdings	343.8	567.7	622.5
Net income attributable to The Carlyle Group L.P.	$85.8	$104.1	$20.3
Net income attributable to The Carlyle Group L.P. per common unit
Basic	$1.35	$2.24	$0.48
Diluted	$1.23	$2.05	$0.41
Distributions declared per common unit	$1.88	$1.33	$0.27

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$1,242.0	$966.6	$567.1	$509.6	$616.9
Investments and accrued performance fees	$4,727.2	$4,418.9	$3,073.7	$2,644.0	$2,594.3
Investments of Consolidated Funds(1)	$26,028.8	$26,886.4	$24,815.7	$19,507.3	$11,864.6
Total assets	$35,994.3	$35,622.3	$31,566.6	$24,651.7	$17,062.8
Loans payable and senior notes	$1,146.9	$940.6	$886.3	$860.9	$597.5
Subordinated loan payable to Mubadala	$—	$—	$—	$262.5	$494.0
Loans payable of Consolidated Funds	$16,052.2	$15,220.7	$13,656.7	$9,689.9	$10,433.5
Loans payable of a consolidated real estate VIE at fair value	$146.2	$122.1	$—	$—	$—
Total liabilities	$23,138.3	$20,892.9	$17,983.8	$13,561.1	$14,170.2
Redeemable non-controlling interests in consolidated entities	$3,761.5	$4,352.0	$2,887.4	$1,923.4	$694.0
Members’ equity	$—	$—	$—	$873.1	$929.7
Partners’ capital	$566.0	$357.1	$235.1	$—	$—
Accumulated other comprehensive loss	$(39.0)	$(11.2)	$(4.8)	$(55.8)	$(34.5)
Partners’ capital appropriated for Consolidated Funds	$184.5	$463.6	$838.6	$853.7	$938.5
Non-controlling interests in consolidated entities	$6,446.4	$7,696.6	$8,264.8	$7,496.2	$364.9
Non-controlling interests in Carlyle Holdings	$1,936.6	$1,871.3	$1,361.7	$—	$—
Total partners’ capital	$9,094.5	$10,377.4	$10,695.4	$9,167.2	$2,198.6

(1)
The entities comprising our Consolidated Funds are not the same entities for all periods presented. On December 31, 2010, we completed our acquisition of Claren Road and consolidated its operations and certain of its managed funds from that date forward. In addition, on July 1, 2011, we completed the acquisitions of ESG and 60% of AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four CLOs throughout 2012, six CLOs throughout 2013, and eight CLOs throughout 2014 and consolidated those CLOs beginning on their respective formation dates or closing dates. The consolidation or deconsolidation of funds generally has the effect of grossing up or down, respectively, reported assets, liabilities, and cash flows, and has no effect on net income attributable to The Carlyle Group L.P. or partners’ capital.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions (formerly referred to as Solutions).

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 22 buyout and 9 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2014, our Corporate Private Equity segment had approximately $65 billion in AUM and approximately $40 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 69 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds and a mutual fund. As of December 31, 2014, our Global Market Strategies segment had approximately $37 billion in AUM and approximately $34 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our nine U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes seven NGP management fee funds and three carry funds advised by NGP. As of December 31, 2014, our Real Assets segment had approximately $42 billion in AUM and approximately $28 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 101 fund of funds vehicles. On July 1, 2011, we acquired a 60% interest in AlpInvest; on August 1, 2013 we acquired the remaining 40% equity interest in AlpInvest. On November 1, 2013, we acquired Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), one of the largest managers of indirect investments in global real estate, which manages 26 fund of funds vehicles. Additionally, on February 3, 2014, we acquired Diversified Global Asset Management Corporation (“DGAM”), a global manager of fund of hedge funds vehicles, which manages 15 fund of funds vehicles. As of December 31, 2014, our Investment Solutions segment had approximately $51 billion in AUM and approximately $33 billion billion in Fee-earning AUM.

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
Trends Affecting our Business

We believe that on an annual basis, our diversified, multi-product global platform, which invests across numerous industries, asset classes and geographies generally enhances the stability of our management fee revenues and distributable earnings and decreases our exposure to a negative event associated with any specific fund, investment or vintage. However, our results of operations, particularly our quarterly results, are affected by a variety of factors including global economic, market and financial conditions, particularly in the United States, Europe and Asia. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our carry funds, but periods of volatility and dislocation in the capital markets can present us with opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, certain of which may benefit from higher market volatility. These strategies include, but are not limited to, low levels of correlation in equity and debt markets, differences in market prices versus fundamental value and opportunities to profit from trading inefficiencies.

During 2014, the general economic climate started the year weaker, but by the second half of the year, the U.S. macroeconomic outlook improved with gross domestic product growth averaging nearly 4% at an annualized rate.  This acceleration in growth helped to offset the 2.1% contraction in the first quarter of 2014 and bring GDP growth for the year to roughly 2.5%.  Economic strength in the second half of the year contributed to an 11% increase in the S&P 500 index for the year.  Stock markets outside of the U.S. were generally weaker in 2014, with the EuroStoxx index up by 3%, the MSCI ex-U.S. index down by 5.7% and the MSCI Emerging index down by 3.5%.  The U.S. dollar strengthened against almost all other currencies in 2014, with gains of 14% versus the Japanese yen and the Euro and 2% versus the Chinese yuan renminbi.  On a trade-weighted basis, the U.S. dollar rose by 9% for 2014.  The increase in the value of the U.S. dollar likely will depress the foreign earnings of U.S. businesses, which could cause asset prices to decline or valuation ratios to increase further.  While this may pressure the U.S. dollar values of our assets and portfolio outside the United States, we also expect it to create opportunities for our funds to invest in assets at more reasonable prices than have been available over the past several years.

In October 2014, the Federal Reserve ended its large scale asset purchase program and has signaled its intention to raise interest rates during 2015, depending on the results of incoming economic data during the year. Despite the expected increase in policy rates, market-based interest rates generally declined in 2014, with the 10-year yield falling from 3% at the end of 2013 to just 1.8% in early 2015.  Yields on 10-year German and Japanese government debt fell to 0.48% and 0.27%, respectively, by January 2015. The decline in interest rates has been partially due to increased monetary accommodation in Japan and the expectation that the European Central Bank will launch an asset purchase program in the first quarter of 2015.

Some of the considerations informing our strategic decisions include:

•
Our ability to grow our fee-earning AUM. During the year ended December 31, 2014, we raised more than $24 billion of new capital commitments across our fund platform. Although the time required to raise a fund remains lengthened relative to historical years prior to the recession and the environment is competitive, our fundraising levels exceeded expectations in 2014 during which several of our larger funds were in the market. If our fundraising levels decline, this decline also will impact our fee-earning AUM. Our fee-earning AUM declined from $140 billion in 2013 to $136 billion in 2014, primarily due to large distributions from our funds stemming from significant exit activity. During 2015, we expect that much of our fundraising will come from mid-size funds and we will continue to sell remaining investments in many of the older, larger buyout funds, which may make it difficult to grow fee-earning AUM. In our open-ended funds, to the extent we face significant investor redemptions that are not replaced with subscriptions, our fee-earning AUM would be adversely impacted. Effective January 1, 2015, we had $2.2 billion net redemptions in our GMS hedge fund operations. Furthermore, from time to time, we may raise funds or managed accounts where we take fees on invested capital rather than on committed capital so we will not earn any fees from such commitments until we make an investment. As of December 31, 2014, we also had $9.4 billion of newly raised capital for which we have not yet commenced charging management fees. To the extent we fail to grow our fee-earning AUM, our management fee revenues also will be adversely impacted.

•
Our ability to offer and market differentiated products that engage new fund investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation. We continually seek to create avenues to meet our investors’ evolving needs and broaden the appeal of our investment products by offering an expansive range of investment funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. One area of recent attention has been the expansion of access to our products for a new base of individual fund investors, including through the launch of a mutual fund. We utilize both external strategies, including the use of feeder funds and other registered investment products, and our internal team of LP relations professionals to reach out to and expand our investor base. We have dedicated and expect to continue to dedicate significant resources to maintain our existing relationships, further develop external avenues to reach investors and support our LP relations personnel, which could increase our fundraising costs.

•
Our successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to deploy successfully the capital that our investors have committed to our investment funds. Greater competition, high valuations, cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Because we maintain a disciplined investment approach and analyze each carry fund transaction based on our ability to achieve our targeted returns while taking on a reasonable level of risk, we will not deploy our capital until we have sourced a suitable investment opportunity at an attractive price. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. During 2014, we invested approximately $10 billion in new and existing investments in our carry funds. Over the past five years, we have invested an average of more than $9 billion a year in new and existing investments in our carry funds. As of December 31, 2014, we had capital available for investment through our carry funds of $41 billion.

•
Our ability to generate strong absolute and risk adjusted returns. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. During the year ended December 31, 2014, we realized proceeds of approximately $20 billion for our carry fund investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. The valuation of our carry fund portfolio increased 15% overall during 2014 with a 23% increase in our Corporate Private Equity segment, a 20% increase in our Global Market Strategies segment and a 2% decline in our Real Assets segment. The decline in Real Assets was primarily driven by depreciation in funds in our energy platform in late 2014, but was partially mitigated by the lower economics of our interests in the performance fees from our Legacy Energy funds as opposed to the enhanced economics we hold in funds in our broadened energy and natural resources platform. We believe that this broadened platform will provide significant opportunities for future returns on our investment as we seek to deploy significant capital into the sector at current attractive values. Given increased competition for investments, and the effect, particularly in Europe and Asia, of the rising dollar against foreign currencies, the internal rates of return we are able to generate may be lower than our historical rates, but we continue to follow our core investment tenets and disciplined approach to make investments where we believe we can create value and achieve appreciation.

Recent Transactions
In February 2015, the Board of Directors of our general partner declared a distribution of $1.61 per common unit to common unitholders in respect of the fourth quarter of 2014 payable on March 6, 2015 to holders of record of common units at the close of business on February 23, 2015.
Consolidation of Certain Carlyle Funds and Variable Interest Entities
Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 15% of our AUM as of December 31, 2014, approximately 14% of our fund management fees and approximately 2% of our performance fees for the year ended December 31, 2014.
We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of December 31, 2014, our consolidated CLOs held approximately $18 billion of total assets and comprised 61% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of December 31, 2014, our consolidated AlpInvest fund of funds vehicles had approximately $6 billion of total assets and comprised 21% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of December 31, 2014 primarily relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of December 31, 2014, our consolidated financial statements included approximately $250 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.

On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Partnership beginning on January 1, 2016, however, early adoption is permitted. The Partnership is currently assessing the potential impact that this guidance will have on its consolidated financial statements.

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
Management fees for funds in our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of our managed accounts base management fees on contributions for unrealized investments or the current value of the investment at all times. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January and July, which are the semiannual due dates for management fees.
Management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge funds vehicles generally range from 0.2% to 1.5% of NAV. Management fees for our Investment Solutions segment are generally due quarterly and recognized over the related quarter.
Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Our mutual fund will generally pay management fees of 0.75% per year of daily NAV. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs/structured products and credit opportunities funds are governed by indentures and collateral management agreements.
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

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of December 31, 2014, were approximately 14% of total management fees recognized during the year ended December 31, 2014. Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund, were approximately 11% and 17% of total management fees recognized during the years ended December 31, 2013 and 2012, respectively. No other fund generated over 10% of total management fees in the periods presented.
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally approximate 80% of the fund's portion of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transaction fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase relative to historical levels.
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
Performance fees from CP V and Carlyle Europe Partners III, L.P. (“CEP III”), our third Europe buyout fund, (with total AUM of approximately $15.2 billion and $6.4 billion, respectively, as of December 31, 2014) were $600.8 million and $584.0 million, respectively, for the year ended December 31, 2014. Performance fees from CP V, CEP III, and Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, were $592.0 million, $509.1 million, and $390.1 million, respectively, for the year ended December 31, 2013. Performance fees from CP V, CP IV and Carlyle Asia Partners II, L.P. (“CAP II”) were $302.6 million, $230.1 million, and $115.1 million, respectively, for the year ended December 31, 2012. No other fund generated over 10% of performance fees in the periods presented.

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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2014, 2013, and 2012, the reversals of performance fees were $255.4 million, $63.0 million, and $34.5 million, respectively.
As of December 31, 2014, accrued performance fees and accrued giveback obligations were approximately $3.8 billion and $104.4 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2014 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2014, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.4 billion, on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle's inception, we have repaid a total of approximately $48.6 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from contributions from non-controlling interests for their portion of the obligation.
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
In addition, in our discussion of our non-GAAP results, we use the term “net performance fees” to refer to the performance fees from our funds net of the portion allocated to our investment professionals and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as performance fee related compensation expense. We use the term “realized net performance fees” to refer to realized performance fees from our funds, net of the portion allocated to our investment professionals and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance fee related compensation expense. See “— Non-GAAP Financial Measures” for the amount of realized and unrealized performance fees recognized each period. See “— Segment Analysis” for the realized and unrealized performance fees by segment and related discussion for each period.

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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2014 (amounts in millions):

	As of December 31, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$10,009	$8,805	$3,196	$464	$22,474
Level II	4,607	1,212	586	1,270	7,675
Level III	24,708	21,569	17,660	33,340	97,277
Total Fair Value	39,324	31,586	21,442	35,074	127,426
Other Net Asset Value	905	3,643	5,139	(511)	9,176
Total AUM, Excluding Available Capital Commitments	40,229	35,229	26,581	34,563	136,602
Available Capital Commitments	24,439	1,512	15,714	16,206	57,871
Total AUM	$64,668	$36,741	$42,295	$50,769	$194,473
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

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of dedicated valuation professionals reporting to our chief financial officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in U.S. GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer, the director of internal audit, and our audit committee. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that is expected to continue in the future as we increase the use of deferred restricted common units. For example, in February 2015, we granted approximately 5.0 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $119 million; these awards vest generally over a period of 18 to 42 months. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
We also expect to incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued, as well as related to our global compliance efforts.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2014, our U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2013. Foreign tax returns are generally subject to audit from 2007 to 2013. Certain of our foreign subsidiaries are currently under audit by foreign tax authorities.
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
Non-GAAP Financial Measures
Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which includes certain tax expense associated with performance fee compensation and excludes the impact of all other income taxes, acquisition-related items including amortization of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and accordingly segment net income, are presented on a basis that deconsolidates the Consolidated Funds. ENI also reflects compensation expense for our senior Carlyle professionals, which for periods prior to our initial public offering in May 2012, was accounted for as distributions from equity under U.S. GAAP rather than as employee compensation. Total Segment ENI equals the aggregate of ENI for all segments. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP. In the fourth quarter of 2014, we reclassified certain tax expenses associated with carried interest attributable to certain partners and employees as a component of performance fee related compensation expense. All prior periods have been reclassified to conform with the new presentation.

Distributable Earnings. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its equity holders. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is total ENI less net performance fees and investment income plus realized net performance fees, realized investment income, and equity-based compensation expense. As a result of us reclassifying certain tax expenses associated with carried interest attributable to certain partners and employees as a component of realized performance fee related compensation expense beginning in the fourth quarter of 2014, the amounts for Distributable Earnings are different than previously reported. All prior periods have been reclassified to conform with the new presentation.
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

(d)
the net asset value of our mutual fund and the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic fund of hedge funds vehicles and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2014	2013	2012
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$38,956	$41,839	$38,491
Fee-earning AUM based on invested capital (2)	41,197	43,170	34,176
Fee-earning AUM based on collateral balances, at par (3)	17,631	16,465	16,155
Fee-earning AUM based on net asset value (4)	14,884	13,593	11,724
Fee-earning AUM based on lower of cost or fair value and other(5)	22,912	24,882	22,575
Balance, End of Period	$135,580	$139,949	$123,121

(1)	Reflects limited partner capital commitments where the investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)
Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles. Net redemption notifications received during Q4 2014 will reduce January 1, 2015 hedge fund AUM by approximately $2.2 billion.

(5)	Includes funds with fees based on gross asset value.
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2014	2013	2012
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$139,949	$123,121	$111,025
Acquisitions	2,894	2,235	15,434
Inflows, including Commitments (1)	16,893	27,600	11,856
Outflows, including Distributions (2)	(19,163)	(16,493)	(18,936)
Subscriptions, net of Redemptions (3)	(277)	959	1,786
Changes in CLO collateral balances (4)	1,887	56	311
Market Appreciation/(Depreciation) (5)	(1,064)	1,110	874
Foreign Exchange and other (6)	(5,539)	1,361	771
Balance, End of Period	$135,580	$139,949	$123,121

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

(3)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles. Net redemption notifications received during Q4 2014 will reduce January 1, 2015 hedge fund AUM by approximately $2.2 billion.

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and certain NGP management fee funds and carry funds that are advised by NGP. Although we include all capital commitments to NGP XI in our assets under management calculation, for certain limited partners we will only include invested capital for NGP XI in our Fee-earning AUM calculation until early 2016 when we will be entitled to charge management fees based on commitments less realized and written-off investments.
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
We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn recurring management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects assets at fair value plus available uncalled capital.

Available Capital
Available capital, commonly known as “dry powder,” for our carry funds, fund of funds vehicles and NGP management fee funds refer to the amount of capital commitments available to be called for investments. Amounts previously called may be added back to available capital following certain distributions. “Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation.

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, As of December 31, 2011	$37,525	$109,444	$146,969
Acquisitions	4,000	13,284	17,284
Commitments (1)	12,281	—	12,281
Capital Called, net (2)	(13,084)	12,413	(671)
Distributions (3)	3,038	(25,012)	(21,974)
Subscriptions, net of Redemptions (4)	—	1,763	1,763
Changes in CLO collateral balances (5)	—	481	481
Market Appreciation/(Depreciation) (6)	—	12,964	12,964
Foreign exchange and other (7)	174	885	1,059
Balance, As of December 31, 2012	$43,934	$126,222	$170,156
Acquisitions	622	1,599	2,221
Commitments (1)	18,495	—	18,495
Capital Called, net (2)	(13,924)	14,047	123
Distributions (3)	2,552	(26,701)	(24,149)
Subscriptions, net of Redemptions (4)	—	992	992
Changes in CLO collateral balances (5)	—	399	399
Market Appreciation/(Depreciation) (6)	—	19,280	19,280
Foreign exchange and other (7)	339	954	1,293
Balance, As of December 31, 2013	$52,018	$136,792	$188,810
Acquisitions	—	2,993	2,993
Commitments (1)	20,306	—	20,306
Capital Called, net (2)	(16,415)	16,198	(217)
Distributions (3)	3,650	(34,230)	(30,580)
Subscriptions, net of Redemptions (4)	—	(160)	(160)
Changes in CLO collateral balances (5)	—	2,087	2,087
Market Appreciation/(Depreciation) (6)	—	16,669	16,669
Foreign exchange and other (7)	(1,688)	(3,747)	(5,435)
Balance, As of December 31, 2014	$57,871	$136,602	$194,473

(1)	Represents capital raised by our carry funds, NGP management fee funds, and fund of funds vehicles, net of expired available capital.

(2)
Represents capital called by our carry funds, NGP management fee funds, and fund of funds vehicles, net of fund fees and expenses and investments in our business development companies. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)
Represents distributions from our carry funds. NGP management fee funds, and fund of funds vehicles, net of amounts recycled and distributions from our business development companies. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles. Net redemption notifications received during Q4 2014 will reduce January 1, 2015 hedge fund AUM by approximately $2.2 billion.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four CLOs throughout 2012, six CLOs in 2013, and eight CLOs in 2014 and consolidated those CLOs beginning on their respective formation dates or closing dates. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented. In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$1,166.3	$984.6	$977.6
Performance fees
Realized	1,328.7	1,176.7	907.5
Unrealized	345.7	1,198.6	133.6
Total performance fees	1,674.4	2,375.3	1,041.1
Investment income (loss)
Realized	23.7	14.4	16.3
Unrealized	(30.9)	4.4	20.1
Total investment income (loss)	(7.2)	18.8	36.4
Interest and other income	20.6	11.9	14.5
Interest and other income of Consolidated Funds	956.0	1,043.1	903.5
Revenue of a consolidated real estate VIE	70.2	7.5	—
Total revenues	3,880.3	4,441.2	2,973.1
Expenses
Compensation and benefits
Base compensation	789.0	738.0	624.5
Equity-based compensation	344.0	322.4	201.7
Performance fee related
Realized	590.7	539.2	285.5
Unrealized	282.2	644.5	32.2
Total compensation and benefits	2,005.9	2,244.1	1,143.9
General, administrative, and other expenses	526.8	496.4	357.5
Interest	55.7	45.5	24.6
Interest and other expenses of Consolidated Funds	1,042.0	890.6	758.1
Interest and other expenses of a consolidated real estate VIE	175.3	33.8	—
Other non-operating (income) expense	(30.3)	(16.5)	7.1
Total expenses	3,775.4	3,693.9	2,291.2
Other income
Net investment gains of Consolidated Funds	887.0	696.7	1,758.0
Income before provision for income taxes	991.9	1,444.0	2,439.9
Provision for income taxes	76.8	96.2	40.4
Net income	915.1	1,347.8	2,399.5
Net income attributable to non-controlling interests in consolidated entities	485.5	676.0	1,756.7
Net income attributable to Carlyle Holdings	429.6	671.8	642.8
Net income attributable to non-controlling interests in Carlyle Holdings	343.8	567.7	622.5
Net income attributable to The Carlyle Group L.P.	$85.8	$104.1	$20.3
Net income attributable to The Carlyle Group L.P. per common unit
Basic	$1.35	$2.24	$0.48
Diluted	$1.23	$2.05	$0.41
Weighted-average common units
Basic	62,788,634	46,135,229	42,562,928
Diluted	68,461,157	278,250,489	259,698,987

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.
Revenues
Total revenues were $3,880.3 million for the year ended December 31, 2014, a decrease of 13% over total revenues in 2013. The decrease in revenues was primarily attributable to a decrease in performance fees of $700.9 million and a decrease in interest and other income of Consolidated Funds of $87.1 million for the year ended December 31, 2014 as compared to 2013. These decreases were partially offset by an increase in fund management fees of $181.7 million and an increase in revenue of a consolidated real estate VIE of $62.7 million for the year ended December 31, 2014 as compared to 2013.
Fund Management Fees. Fund management fees increased $181.7 million, or 18%, to $1,166.3 million for the year ended December 31, 2014 as compared to 2013. In addition, fund management fees from consolidated funds increased $3.0 million for the year ended December 31, 2014 as compared to 2013. These fees eliminate upon consolidation of these funds.
The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $238.4 million of incremental management fees from the commencement of the investment period during 2013 and 2014 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period, approximately $33.4 million of additional management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively, and approximately $32.3 million of increased management fees from greater assets under management in ESG, Claren Road, and AlpInvest. Offsetting these increases were decreases in management fees of approximately $118.2 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $13.0 million in decreased management fees from lower assets under management in Vermillion, and approximately $7.4 million in decreased management fees resulting from the liquidation of certain CLOs during 2013.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $73.3 million and $50.6 million for the years ended December 31, 2014 and 2013, respectively. The $22.7 million increase in transaction and portfolio advisory fees resulted from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2013.
Performance Fees. Performance fees for the year ended December 31, 2014 were $1,674.4 million compared to $2,375.3 million in 2013. In addition, performance fees from consolidated funds decreased $37.5 million for the year ended December 31, 2014 as compared to 2013. These fees eliminate upon consolidation. The decrease in performance fees recorded in 2014 as compared to 2013 were due principally to lesser appreciation in our carry funds in 2014 as compared to 2013, as well as the lack of any significant hedge fund incentive fees during 2014 and because two corporate private equity funds, CEP III and Carlyle Asia Partners III, L.P. ("CAP III"), exceeded their performance thresholds in 2013, resulting in a cumulative catch-up of performance fees in 2013 versus performance fee accruals in 2014 at a normalized rate. The overall portfolio appreciation in Carlyle's carry funds was 15% and 20% for 2014 and 2013, respectively. The portfolio appreciation in the carry funds in the Corporate Private Equity segment was 23% and 30% for 2014 and 2013, respectively. For the year ended December 31, 2013, the hedge funds generated incentive fees of $145.7 million, whereas hedge fund incentive fees for 2014 were not significant. During 2014, the general economic climate started the year weaker, but by the second half of the year, the U.S. macroeconomic outlook improved with gross domestic product growth averaging nearly 4% at an annualized rate.  This acceleration in growth helped to offset the 2.1% contraction in the first quarter of 2014 and bring GDP growth for the year to roughly 2.5%. Stock markets outside of the U.S. were generally weaker in 2014, with the EuroStoxx index up to 3%, the MSCI ex-U.S. index down by 5.7% and the MSCI Emerging index down by 3.5%.
Approximately $1,340.2 million and $1,907.4 million of performance fees for the years ended December 31, 2014 and 2013, respectively, were generated by our Corporate Private Equity segment. Performance fees for the years ended December 31, 2014 and 2013 were $81.7 million and $208.2 million for the Global Market Strategies segment, and $66.5 million and $79.7 million for the Real Assets segment, respectively. Performance fees for the years ended December 31, 2014 and 2013 were $186.0 million and $180.0 million for the Investment Solutions segment. Further, approximately $1,184.8 million of our performance fees for the year ended December 31, 2014 were related to CP V and CEP III, while $1,491.2 million of our performance fees for the year ended December 31, 2013 were related to CP V, CEP III, and CP IV.
Investment Income (Loss). Investment income (loss) of $(7.2) million in the year ended December 31, 2014 decreased 138% from investment income of $18.8 million for the year ended December 31, 2013. The $26.0 million decrease in investment income relates primarily to investment losses of $41.3 million associated with the investment in the general partner of NGP X, which was based principally on the Partnership's allocation of losses from the general partner of NGP X from carried interest reversals. The decrease in investment income from 2013 to 2014 was also due to incremental investment losses on certain European real estate investments. These decreases were partially offset by a $22.5 million investment gain associated with the sale of a European real estate investment in 2014 and higher investment income from investments in our European buyout funds. In addition, investment losses from Consolidated Funds decreased $64.1 million for the year ended December 31, 2014 as compared to 2013, which was primarily due to $32.0 million of net investment losses during the year ended December 31, 2013 from investments in Urbplan through the consolidated Carlyle vehicle and $41.8 million of lower net investment losses from a consolidated European real estate fund in 2014 as compared to 2013. The income from Consolidated Funds is eliminated upon consolidation.

Interest and Other Income. Interest and other income increased $8.7 million to $20.6 million for the year ended December 31, 2014, as compared to $11.9 million in 2013.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $956.0 million in the year ended December 31, 2014, a decrease of $87.1 million from $1,043.1 million in 2013. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease during these periods is due primarily to lower interest and dividend income of $56.5 million recognized by the consolidated fund of funds vehicles and lower interest income of $27.2 million recognized by the consolidated hedge funds in 2014 as compared to 2013. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $70.2 million in the year ended December 31, 2014 as compared to $7.5 million in 2013. For the year ended December 31, 2014, revenue reflects amounts earned for land development services of approximately $56.4 million and investment income earned on Urbplan’s investments of approximately $13.8 million. During 2014, Urbplan completed several land development projects and accordingly recognized the land development revenue for those projects. For the year ended December 31, 2013, substantially all of Urbplan’s revenue was derived from investment income.
Expenses
Expenses were $3,775.4 million for the year ended December 31, 2014, an increase of $81.5 million from $3,693.9 million in 2013. The increase is due primarily to increases in interest and other expenses of Consolidated Funds and interest and other expenses of a consolidated real estate VIE, which increased $151.4 million and $141.5 million, respectively. These increases were partially offset by a decrease in total compensation and benefits of $238.2 million for the year ended December 31, 2014 as compared to 2013.
Total compensation and benefits for the year ended December 31, 2014 decreased $238.2 million, or 11% from $2,244.1 million for the year ended December 31, 2013 to $2,005.9 million for the year ended December 31, 2014. The decrease in total compensation and benefits primarily reflects a decrease in performance fee related compensation expense of $310.8 million, partially offset by an increase in base compensation expense of $51.0 million and an increase in equity-based compensation expense of $21.6 million.
Compensation and Benefits. Base compensation and benefits increased $51.0 million, or 7%, for the year ended December 31, 2014 as compared to 2013. The increase primarily relates to $97.6 million of increased compensation associated with increased headcount, promotions, and bonuses, as well as incremental compensation from the addition of professionals associated with the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively. Offsetting this increase was decreased expense associated with employment-related contingent consideration arrangements from hedge fund acquisitions of approximately $50.5 million as a result of updated assumptions used to determine the expected payment of the contingent consideration.
Equity-based compensation increased $21.6 million, or 7%, from $322.4 million for the year ended December 31, 2013 to $344.0 million for the year ended December 31, 2014. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014. The increase was partially offset by a reduction in expense of $30.8 million recognized on vesting for the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested during those periods.

Performance fee related compensation expense decreased $310.8 million for the year ended December 31, 2014 as compared to 2013. Performance fee related compensation expense as a percentage of performance fees was 52% and 50% in the years ended December 31, 2014 and 2013, respectively.
General, Administrative and Other Expenses. General, administrative and other expenses increased $30.4 million for the year ended December 31, 2014 as compared to 2013. This increase was driven primarily from an increase in intangible asset impairment losses of $45.4 million and $8.0 million of higher professional fees and information technology expenses in 2014 as compared to 2013. These increases were offset by lower fundraising costs of $24.2 million in 2014 as compared to 2013.
Interest. Interest expense for the year ended December 31, 2014 was $55.7 million, an increase of $10.2 million from 2013. The increase was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively. The increase in interest expense from 2013 to 2014 was partially offset by $1.9 million of expense recorded in 2013 related to deferred financing costs expensed upon the early extinguishment of debt.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $151.4 million for the year ended December 31, 2014 as compared to 2013. This increase relates primarily to the six CLOs formed throughout 2013 and the eight CLOs formed in 2014. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $175.3 million and $33.8 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $141.5 million. The increase in expense from 2013 to 2014 is partly due to $41.9 million of costs associated with land development services recognized in 2014 upon the completion of the related land development projects. Additionally, the estimated fair value of Urbplan loans increased during 2014, resulting in an incremental expense of $34.1 million as compared to 2013. Also, the Urbplan operating expenses in 2013 only represent the period from September 30, 2013 (the date that the Partnership began consolidating Urbplan) through December 31, 2013, as compared to a full year of operating expenses for 2014.
Other Non-operating Income. Other non-operating income of $30.3 million for the year ended December 31, 2014 compares to other non-operating income of $16.5 million for the year ended December 31, 2013. Included in this caption is the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. During 2014 and 2013, the overall estimated fair value of the contingent consideration associated with the Partnership’s hedge fund acquisitions decreased; the overall decrease was due primarily to updated assumptions in the probability-weighted discounted cash flow models used to estimate the fair value.
Generally, the contingent consideration associated with the Partnership's acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership's liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership’s original financial forecast at acquisition, the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches.

Net Investment Gains of Consolidated Funds.
For the year ended December 31, 2014, net investment gains of Consolidated Funds was $887.0 million, as compared to $696.7 million for the year ended December 31, 2013. This balance is driven predominantly by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are comprised of the following:

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Realized gains	$1,107.4	$662.0
Net change in unrealized gains (losses)	(249.7)	728.5
Total gains	857.7	1,390.5
Gains (losses) on liabilities of CLOs	27.2	(695.1)
Gains on other assets of CLOs	2.1	1.3
Total	$887.0	$696.7
The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the year ended December 31, 2014 and 2013 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $1,428.7 million and $857.9 million, respectively; net investment gains (losses) attributable to the consolidated hedge funds of $(361.5) million and $387.2 million, respectively; net investment losses attributable to the other consolidated funds of $8.3 million and $82.0 million, respectively; and the net depreciation of CLOs of $171.9 million and $466.4 million, respectively.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $485.5 million for the year ended December 31, 2014 compared to $676.0 million for the year ended December 31, 2013. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests.
For the year ended December 31, 2014, the net income of our Consolidated Funds was approximately $567.9 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $1,293.0 million for the year ended December 31, 2014. The net income was partially offset by net losses from the consolidated hedge funds and CLOs of $466.0 million and $251.7 million, respectively, for the year ended December 31, 2014. The CLOs’ investments depreciated in value more than the depreciation in the fair value of the CLOs' liabilities, thereby creating a net loss for this period.
For the year ended December 31, 2013, the net income of our Consolidated Funds was approximately $575.0 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, hedge funds, and CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $778.2 million and $266.3 million, respectively, for the year ended December 31, 2013. The net income was partially offset by net losses from the consolidated CLOs of $382.9 million and the other consolidated funds of $86.6 million for the year ended December 31, 2013. The CLOs' investments appreciated in value less than the CLO liabilities, thereby creating a net loss for this period.
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $85.8 million for the year ended December 31, 2014. The Partnership is allocated a portion of the monthly net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 21% as of December 31, 2014). For the year ended December 31,

2014, the net income attributable to Carlyle Holdings was $429.6 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries, which was net income of $2.2 million for the year ended December 31, 2014.

The net income attributable to the Partnership was $104.1 million for the year ended December 31, 2013. The Partnership is allocated a portion of the monthly net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 16% as of December 31, 2013). For the year ended December 31, 2013, the net income attributable to Carlyle Holdings was $671.8 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries, which was net income of $3.0 million for the year ended December 31, 2013.

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
Approximately $1,907.4 million and $786.1 million of performance fees for the years ended December 31, 2013 and 2012, respectively, were generated by our Corporate Private Equity segment. During 2013, CEP III and CAP III exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time. As a result, performance fees for CEP III and CAP III were $509.1 million and $165.0 million, respectively, in 2013. Approximately $1,491.2 million of our performance fees for the year ended December 31, 2013 were related to CP V, CEP III, and CP IV, and $532.7 million of our performance fees for the year ended December 31, 2012 were related to CP V and CP IV.
Performance fees for the years ended December 31, 2013 and 2012 were $208.2 million and $99.6 million for the Global Market Strategies segment, and $79.7 million and $90.7 million for the Real Assets segment, respectively. Performance fees for the years ended December 31, 2013 and 2012 were $180.0 million and $64.7 million for the Investment Solutions segment.

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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $33.8 million for the year ended December 31, 2013. This balance reflects expenses incurred by Urbplan, consisting primarily of interest expense inclusive of the fair value adjustment on Urbplan loans ($25.9 million), general and administrative expenses ($5.2 million), and compensation and benefits ($2.7 million). The Partnership began consolidating Urbplan on September 30, 2013.
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

Generally, the contingent consideration associated with the Partnership's acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership's liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership's original financial forecast at acquisition, the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches.

Net Investment Gains of Consolidated Funds.
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

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Realized gains	$662.0	$829.5
Net change in unrealized gains/losses	728.5	1,851.1
Total gains	1,390.5	2,680.6
Losses on liabilities of CLOs	(695.1)	(927.8)
Gains on other assets of CLOs	1.3	5.2
Total	$696.7	$1,758.0
The realized and unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the year ended December 31, 2013 and 2012 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $857.9 million and $2,228.0 million, respectively; net investment gains attributable to the consolidated hedge funds of $387.2 million and $101.1 million, respectively; net investment losses attributable to the other consolidated funds of $82.0 million and $1.1 million, respectively; and the net depreciation of CLOs of $466.4 million and $570.0 million, respectively.
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

Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $104.1 million for the year ended December 31, 2013. The Partnership is allocated a portion of the monthly net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 16% as of December 31, 2013). For the year ended December 31, 2013, the net income attributable to Carlyle Holdings was $671.8 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries, which was net income of $3.0 million for the year ended December 31, 2013.

The net income attributable to the Partnership was $20.3 million for the year ended December 31, 2012. This amount represents the allocation of income to the Partnership for the period from the initial public offering in May 2012 through December 31, 2012. For the period from our initial public offering in May 2012 through December 31, 2012, the net income attributable to Carlyle Holdings was $104.5 million. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries, which was net income of $5.6 million for the year ended December 31, 2012.

Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2014, 2013 and 2012. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effect of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.
In the fourth quarter of 2014, we reclassified certain tax expenses associated with carried interest attributable to certain partners and employees as a component of performance fee related compensation expense. All prior periods have been reclassified to conform with the new presentation.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,229.3	$1,054.7	$943.2
Portfolio advisory fees, net	20.1	25.9	22.0
Transaction fees, net	53.2	24.7	27.5
Total fund level fee revenues	1,302.6	1,105.3	992.7
Performance fees
Realized	1,323.7	1,128.6	869.1
Unrealized	384.2	1,164.7	126.9
Total performance fees	1,707.9	2,293.3	996.0
Investment income (loss)
Realized	(6.1)	10.6	16.3
Unrealized	(5.0)	(53.2)	25.2
Total investment income (loss)	(11.1)	(42.6)	41.5
Interest and other income	22.6	12.9	13.7
Total revenues	3,022.0	3,368.9	2,043.9
Segment Expenses
Compensation and benefits
Direct base compensation	494.0	436.0	417.4
Indirect base compensation	188.5	152.8	144.5
Equity-based compensation	80.4	15.7	1.8
Performance fee related
Realized	590.9	454.1	368.2
Unrealized	309.6	647.8	112.7
Total compensation and benefits	1,663.4	1,706.4	1,044.6
General, administrative, and other indirect expenses	318.1	309.4	227.2
Depreciation and amortization expense	22.4	24.3	21.5
Interest expense	55.7	43.6	24.5
Total expenses	2,059.6	2,083.7	1,317.8
Economic Net Income	$962.4	$1,285.2	$726.1
(-) Net Performance Fees	807.4	1,191.4	515.1
(-) Investment Income (Loss)	(11.1)	(42.6)	41.5
(+) Equity-based Compensation	80.4	15.7	1.8
(=) Fee-Related Earnings	$246.5	$152.1	$171.3
(+) Realized Net Performance Fees	732.8	674.5	500.9
(+) Realized Investment Income (Loss)	(6.1)	10.6	16.3
(=) Distributable Earnings	$973.2	$837.2	$688.5

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Income before provision for income taxes	$991.9	$1,444.0	$2,439.9
Adjustments:
Partner compensation(1)	—	—	(265.4)
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	269.2	314.4	200.1
Acquisition related charges and amortization of intangibles	242.5	260.4	128.3
Other non-operating (income) expenses	(30.3)	(16.5)	7.1
Tax expense associated with performance fee compensation	(25.3)	(34.9)	(9.5)
Net income attributable to non-controlling interests in consolidated entities	(485.5)	(676.0)	(1,756.7)
Other adjustments(2)	(0.1)	(6.2)	(17.7)
Economic Net Income	$962.4	$1,285.2	$726.1
Net performance fees(3)	807.4	1,191.4	515.1
Investment income (loss)(3)	(11.1)	(42.6)	41.5
Equity-based compensation	80.4	15.7	1.8
Fee-Related Earnings	$246.5	$152.1	$171.3
Realized performance fees, net of related compensation(3)	732.8	674.5	500.9
Realized investment income (loss)(3)	(6.1)	10.6	16.3
Distributable Earnings	$973.2	$837.2	$688.5

(1)
Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in our consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

(2)	Other adjustments were comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Losses associated with debt refinancing activities	$—	$1.9	$—
Severance and lease terminations	10.3	6.5	5.9
Provision for income taxes attributable to non-controlling interests in consolidated entities	(1.3)	(12.5)	(19.5)
Other adjustments	(9.1)	(2.1)	(4.1)
	$(0.1)	$(6.2)	$(17.7)

(3)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2014
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,328.7	$(5.0)	$1,323.7
Unrealized	345.7	38.5	384.2
Total performance fees	1,674.4	33.5	1,707.9
Performance fee related compensation expense
Realized	590.7	0.2	590.9
Unrealized	282.2	27.4	309.6
Total performance fee related compensation expense	872.9	27.6	900.5
Net performance fees
Realized	738.0	(5.2)	732.8
Unrealized	63.5	11.1	74.6
Total net performance fees	$801.5	$5.9	$807.4
Investment income (loss)
Realized	$23.7	$(29.8)	$(6.1)
Unrealized	(30.9)	25.9	(5.0)
Total investment income (loss)	$(7.2)	$(3.9)	$(11.1)

	Year Ended December 31, 2013
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,176.7	$(48.1)	$1,128.6
Unrealized	1,198.6	(33.9)	1,164.7
Total performance fees	2,375.3	(82.0)	2,293.3
Performance fee related compensation expense
Realized	539.2	(85.1)	454.1
Unrealized	644.5	3.3	647.8
Total performance fee related compensation expense	1,183.7	(81.8)	1,101.9
Net performance fees
Realized	637.5	37.0	674.5
Unrealized	554.1	(37.2)	516.9
Total net performance fees	$1,191.6	$(0.2)	$1,191.4
Investment income (loss)
Realized	$14.4	$(3.8)	$10.6
Unrealized	4.4	(57.6)	(53.2)
Total investment income (loss)	$18.8	$(61.4)	$(42.6)

	Year Ended December 31, 2012
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$907.5	$(38.4)	$869.1
Unrealized	133.6	(6.7)	126.9
Total performance fees	1,041.1	(45.1)	996.0
Performance fee related compensation expense
Realized	285.5	82.7	368.2
Unrealized	32.2	80.5	112.7
Total performance fee related compensation expense	317.7	163.2	480.9
Net performance fees
Realized	622.0	(121.1)	500.9
Unrealized	101.4	(87.2)	14.2
Total net performance fees	$723.4	$(208.3)	$515.1
Investment income
Realized	$16.3	$—	$16.3
Unrealized	20.1	5.1	25.2
Total investment income	$36.4	$5.1	$41.5

(4)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and, for 2014 and 2013, adjustments to reflect the Partnership's share of Urbplan's net losses as investment losses for the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of (i) partner compensation in the non-GAAP results for periods prior to the reorganization and initial public offering in May 2012 and (ii) certain tax expenses associated with performance fee related compensation. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in Claren Road, ESG and Vermillion and, prior to August 1, 2013, Carlyle’s 60% economic interest in AlpInvest in the Non-GAAP results.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$861.5	$1,053.6	$479.0
Global Market Strategies	115.0	227.7	165.2
Real Assets	(58.8)	(33.8)	67.0
Investment Solutions	44.7	37.7	14.9
Economic Net Income (Loss)	$962.4	$1,285.2	$726.1
Distributable Earnings
Corporate Private Equity	$790.0	$537.7	$400.6
Global Market Strategies	91.4	213.5	168.6
Real Assets	47.7	46.4	102.8
Investment Solutions	44.1	39.6	16.5
Distributable Earnings	$973.2	$837.2	$688.5
Segment Analysis
Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources.
For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and Vermillion based on our 55% economic interest in those entities. For periods prior to August 1, 2013 (the date we acquired the remaining 40% equity interest in AlpInvest), we present our segment revenues and expenses based on our historical ownership interest in AlpInvest of 60%. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or is issued in acquisitions and strategic investments. Finally, for periods prior to the reorganization and initial public offering in May 2012, ENI includes an expense for base and performance fee related compensation attributable to senior Carlyle professionals, which was accounted for as distributions from equity in the consolidated U.S. GAAP basis financial statements.
In the fourth quarter of 2014, we reclassified certain tax expenses associated with carried interest attributable to certain partners and employees as a component of performance fee related compensation expense. All prior periods have been reclassified to conform with the new presentation.

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$564.8	$471.6	$496.2
Portfolio advisory fees, net	18.4	23.2	17.8
Transaction fees, net	51.4	20.7	19.0
Total fund level fee revenues	634.6	515.5	533.0
Performance fees
Realized	1,156.3	914.5	639.5
Unrealized	197.2	959.1	130.8
Total performance fees	1,353.5	1,873.6	770.3
Investment income
Realized	17.7	15.8	3.3
Unrealized	13.9	10.4	20.5
Total investment income	31.6	26.2	23.8
Interest and other income	10.8	6.5	9.0
Total revenues	2,030.5	2,421.8	1,336.1
Segment Expenses
Compensation and benefits
Direct base compensation	222.4	212.6	226.2
Indirect base compensation	101.8	95.0	92.5
Equity-based compensation	42.5	7.4	1.2
Performance fee related
Realized	512.5	401.7	304.7
Unrealized	97.1	446.2	71.7
Total compensation and benefits	976.3	1,162.9	696.3
General, administrative, and other indirect expenses	151.1	166.9	134.0
Depreciation and amortization expense	11.0	13.2	12.5
Interest expense	30.6	25.2	14.3
Total expenses	1,169.0	1,368.2	857.1
Economic Net Income	$861.5	$1,053.6	$479.0
(-) Net Performance Fees	743.9	1,025.7	393.9
(-) Investment Income	31.6	26.2	23.8
(+) Equity-based Compensation	42.5	7.4	1.2
(=) Fee-Related Earnings	$128.5	$9.1	$62.5
(+) Realized Net Performance Fees	643.8	512.8	334.8
(+) Realized Investment Income	17.7	15.8	3.3
(=) Distributable Earnings	$790.0	$537.7	$400.6

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total fee revenues were $634.6 million for the year ended December 31, 2014, representing an increase of $119.1 million, or 23%, from the year ended December 31, 2013. This increase reflects a $93.2 million increase in fund management fees and a $30.7 million increase in net transaction fees. These increases were partially offset by a decrease in net portfolio advisory fees of $4.8 million. The increase in fund management fees is partially due to CP VI and our fourth Asia buyout fund (“CAP IV”) commencing management fees in 2013 and our fourth Europe buyout fund (“CEP IV”) commencing management fees in 2014. Additionally, there was $50.9 million of catch-up management fees earned in 2014, primarily from subsequent closings of CAP IV, CEP IV, and our second financial services fund (“CGFSP II”), as compared to $23.1 million of catch-up management fees earned in 2013. The weighted average management fee rate increased from 1.15% at December 31, 2013 to 1.22% at December 31, 2014. The increase in the weighted average management fee rate reflects new commitments to funds with higher management fee rates, namely CAP IV and CEP IV. Fee-earning AUM was $40.2 billion and $43.0 billion as of December 31, 2014 and 2013, respectively, reflecting a decrease of $2.8 billion. The increase in net transaction fees is primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2013.
Interest and other income was $10.8 million for the year ended December 31, 2014, an increase from $6.5 million in 2013.
Total compensation and benefits was $976.3 million and $1,162.9 million for the years ended December 31, 2014 and 2013, respectively. Performance fee related compensation expense was $609.6 million and $847.9 million, or 45% of performance fees, for each of the years ended December 31, 2014 and 2013, respectively.
Direct and indirect base compensation expense increased $16.6 million for the year ended December 31, 2014, or 5% from 2013. The increase is primarily due to incremental compensation related to increased headcount, promotions, and bonuses, primarily for our buyout funds. This increase was partially offset by lower compensation associated with fundraising efforts in 2014 as compared to 2013.
Equity-based compensation was $42.5 million for the year ended December 31, 2014, an increase from $7.4 million for the year ended December 31, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses decreased $15.8 million for the year ended December 31, 2014 as compared to 2013. The decrease is primarily due to lower external costs associated with fundraising activities in 2014 as compared to 2013.
Depreciation and amortization expense was $11.0 million for the year ended December 31, 2014, a decrease from $13.2 million in 2013.
Interest expense increased $5.4 million, or 21%, for the year ended December 31, 2014 as compared to 2013. This increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income. ENI was $861.5 million for the year ended December 31, 2014, reflecting a 18% decrease as compared to ENI of $1,053.6 million for the year ended December 31, 2013. The decrease in ENI for the year ended December 31, 2014 was due to a decrease in net performance fees of $281.8 million and an increase in equity-based compensation of $35.1 million. These decreases in ENI were partially offset by an increase in fee related earnings of $119.4 million and an increase in investment income of $5.4 million.
Fee Related Earnings. Fee related earnings were $128.5 million for the year ended December 31, 2014, as compared to $9.1 million for 2013, representing an increase of $119.4 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $119.1 million and a decrease in general, administrative and other indirect expenses of $15.8 million. These increases in fee related earnings were partially offset by an increase in direct and indirect base compensation expense of $16.6 million.

Performance Fees. Performance fees decreased $520.1 million for the year ended December 31, 2014 as compared to 2013. Performance fees of $1,353.5 million and $1,873.6 million are inclusive of performance fees reversed of approximately $127.1 million and $14.2 million during the years ended December 31, 2014 and 2013, respectively. Performance fees for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(Dollars in millions)
Buyout funds	$1,258.2	$1,782.6	23%	30%
Growth Capital funds	95.3	91.0	25%	32%
Performance fees	$1,353.5	$1,873.6	23%	30%
The $1,353.5 million in performance fees for the year ended December 31, 2014 was primarily driven by performance fees for CP V and CEP III of $598.7 million and $580.2 million, respectively. Comparatively, the $1,873.6 million in performance fees for the year ended December 31, 2013 was primarily driven by performance fees for CP V, CEP III, CP IV, and CAP III of $584.7 million, $503.3 million, $374.8 million, and $163.5 million, respectively. The decrease in performance fees was partly due to CAP III and CEP III exceeding their performance thresholds in 2013, resulting in a cumulative catch-up of performance fees in 2013 versus performance fee accruals in 2014 at a normalized rate.
During the year ended December 31, 2014, net performance fees were $743.9 million or 55% of performance fees and $281.8 million less than the net performance fees in 2013.
Investment Income. Investment income for the year ended December 31, 2014 was $31.6 million compared to $26.2 million in 2013. The increase in investment income from 2013 to 2014 relates primarily to higher gains on investments in certain Europe buyout funds.
Distributable Earnings. Distributable earnings increased $252.3 million for the year ended December 31, 2014 to $790.0 million from $537.7 million in 2013. This increase reflects an increase in realized net performance fees of $131.0 million, an increase in fee related earnings of $119.4 million, and an increase in realized investment income of $1.9 million.

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

Performance Fees. Performance fees increased $1,103.3 million for the year ended December 31, 2013 as compared to 2012. Performance fees of $1,873.6 million and $770.3 million are inclusive of performance fees reversed of approximately $14.2 million and $15.6 million during the years ended December 31, 2013 and 2012, respectively. Performance fees for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(Dollars in millions)
Buyout funds	$1,782.6	$767.0	30%	17%
Growth Capital funds	91.0	3.3	32%	12%
Performance fees	$1,873.6	$770.3	30%	16%
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

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2014.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$22,228	$18,948	$20,865
Fee-earning AUM based on invested capital	16,709	23,244	12,975
Fee-earning AUM based on lower of cost or fair value and other	1,312	841	—
Total Fee-earning AUM	$40,249	$43,033	$33,840
Weighted Average Management Fee Rates (2)
All Funds	1.22%	1.15%	1.28%
Funds in Investment Period	1.43%	1.42%	1.33%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$43,033	$33,840	$37,996
Inflows, including Commitments (1)	4,824	17,241	1,087
Outflows, including Distributions (2)	(6,529)	(7,480)	(5,192)
Market Appreciation/Depreciation (3)	198	—	—
Foreign Exchange (4)	(1,277)	(568)	(51)
Balance, End of Period	$40,249	$43,033	$33,840

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $40.2 billion at December 31, 2014, a decrease of $2.8 billion, or 6%, compared to $43.0 billion at December 31, 2013. Outflows of $6.5 billion were principally a result of distributions from several buyout funds that were outside of their investment period, in addition to the reduction in management fee basis for funds at the end of their original investment period and $1.3 billion in foreign exchange loss. This was offset by inflows of $4.8 billion, primarily related to limited partner commitments raised by CAP IV, CEP IV, CGFSP II, and our latest vintage Europe technology fund (“CETP III”).
Fee-earning AUM was $43.0 billion at December 31, 2013, an increase of $9.2 billion, or approximately 27%, compared to $33.8 billion at December 31, 2012. Inflows of $17.2 billion were primarily related to limited partner commitments raised by CP VI, CAP IV, and CGFSP II, as well as equity invested by various funds outside of their investment period. Outflows of $7.5 billion were partially driven by (a) a $3.9 billion decrease resulting from the change in basis from commitments to invested capital for CP V, CAP III, and our first global financial services fund (“CGFSP I”), and (b) $3.6 billion of distributions from several funds that were outside of their investment period. Investment and distribution activity by funds still in the investment period do not impact fee-earning AUM as these funds are based on commitments and not invested capital. Distribution activity by funds outside of their investment period only reduce fee-earning AUM to the extent that the distributions are a return of cost basis, as gain and income distributions have no impact on fee-earning AUM.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2014.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, As of December 31, 2011	$13,328	$37,737	$51,065
Commitments (1)	7,560	—	7,560
Capital Called, net (2)	(4,474)	3,968	(506)
Distributions (3)	1,231	(12,017)	(10,786)
Market Appreciation/(Depreciation) (4)	—	6,035	6,035
Foreign exchange and other (5)	(3)	(27)	(30)
Balance, As of December 31, 2012	$17,642	$35,696	$53,338
Commitments (1)	11,470	—	11,470
Capital Called, net (2)	(5,313)	4,998	(315)
Distributions (3)	946	(10,974)	(10,028)
Market Appreciation/(Depreciation) (4)	—	10,289	10,289
Foreign exchange and other (5)	(2)	113	111
Balance, As of December 31, 2013	$24,743	$40,122	$64,865
Commitments (1)	6,663	—	6,663
Capital Called, net (2)	(7,380)	6,818	(562)
Distributions (3)	997	(14,742)	(13,745)
Market Appreciation/(Depreciation) (4)	—	9,330	9,330
Foreign exchange and other (5)	(584)	(1,299)	(1,883)
Balance, As of December 31, 2014	$24,439	$40,229	$64,668

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $64.7 billion at December 31, 2014, a decrease of $0.2 billion, or 0.30%, compared to $64.9 billion at December 31, 2013. This decrease was primarily driven by (a) distributions of $14.7 billion, of which $1.0 billion is recallable, and (b) foreign exchange loss of $1.9 billion. Offsetting this decrease were (a) commitments of $6.7 billion in CAP IV, CEP IV, CETP III, CGFSP II and other funds and coinvestment vehicles, and (b) a total 2014 appreciation in remaining fair value of assets of 23%, leading to market appreciation in the segment of $9.3 billion.
Total AUM was $64.9 billion at December 31, 2013, an increase of $11.6 billion, or approximately 22%, compared to $53.3 billion at December 31, 2012. This increase was primarily driven by (a) $11.5 billion of new commitments for several funds, including CP VI, CAP IV, CGFSP II, CSSAF I, our recent vintage Japan buyout fund (“CJP III”), our Ireland fund (“CCI”) and various co-investments, and (b) market appreciation across our portfolio of $10.3 billion. The total 2013 appreciation in the remaining value of assets for funds in this segment was approximately 30%, driven by a 30% increase in the buyout funds and a 32% increase in the growth funds.

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
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2014, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of December 31, 2014					as of December 31, 2014
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity		(Reported in Local Currency, in Millions)						(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$17,758.8	2.3x	16%	13%	$6,367.9	$16,588.7	2.6x	19%
CP V	5/2007	$13,719.7	$12,796.5	$24,241.5	1.9x	19%	15%	$5,984.1	$13,367.7	2.2x	23%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€3,984.4	1.9x	37%	20%	€1,329.1	€3,311.3	2.5x	59%
CEP III	12/2006	€5,294.9	€4,988.0	€9,662.6	1.9x	18%	13%	€1,989.4	€5,279.5	2.7x	27%
CAP I	12/1998	$750.0	$627.7	$2,492.6	4.0x	25%	18%	$627.7	$2,492.6	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.6	$2,761.0	1.7x	11%	8%	$720.0	$2,117.4	2.9x	24%
CAP III	5/2008	$2,551.6	$2,512.2	$3,855.8	1.5x	17%	10%	$984.4	$1,931.7	2.0x	22%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥137,266.0	2.9x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥173,486.9	1.2x	5%	1%	¥64,306.1	¥89,674.4	1.4x	7%
CGFSP I	9/2008	$1,100.2	$1,052.5	$1,816.9	1.7x	19%	12%	$218.1	$529.8	2.4x	28%
CETP II	2/2007	€521.6	€431.5	€920.6	2.1x	25%	16%	€149.8	€538.7	3.6x	34%
CAGP IV	6/2008	$1,041.4	$807.3	$1,159.4	1.4x	15%	8%	$155.0	$370.0	2.4x	33%
All Other Funds(9)	Various		$3,733.2	$5,803.2	1.6x	17%	7%	$2,817.1	$4,756.1	1.7x	20%
Coinvestments and Other(10)	Various		$8,040.2	$19,975.4	2.5x	36%	33%	$5,003.3	$15,656.8	3.1x	36%
Total Fully Invested Funds			$56,008.2	$116,878.0	2.1x	27%	19%	$34,447.3	$87,495.9	2.5x	29%
Funds in the Investment Period(6)
CP VI (12)	5/2012	$13,000.0	$3,813.7	$3,865.9	1.0x	n/m	n/m
CEP IV (12)	8/2013	€1,576.9	€191.8	€185.8	1.0x	n/m	n/m
CAP IV (12)	11/2012	$3,880.4	$591.0	$564.3	1.0x	n/m	n/m
CEOF I	5/2011	$1,119.1	$770.3	$1,166.1	1.5x	35%	23%
CGFSP II (12)	4/2013	$1,000.0	$90.4	$119.4	1.3x	n/m	n/m
All Other Funds(11)	Various		$983.7	$985.7	1.0x	(1)%	(15)%
Total Funds in the Investment Period			$6,481.2	$6,926.2	1.1x	9%	(7)%	$161.0	$519.5	3.2x	78%
TOTAL CORPORATE PRIVATE EQUITY(13)			$62,489.4	$123,804.2	2.0x	27%	19%	$34,608.3	$88,015.5	2.5x	29%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CJP III, CSABF, CSSAF, CBPF, CPF I, CCI, and CETP III.

(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, and August 2013 for CEP IV.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2014
Corporate Private Equity
CP V	$12,655.4	2.0x	1.9x	93%	X	X	100%	Jun-07	31	May-13
CEP III	€4,652.2	1.8x	1.9x	94%	X	X	100%	Jul-07	30	Dec-12
CP VI	$3,890.7	1.0x	1.0x	29%			100%	Jun-13	7	May-18
CP IV	$2,465.1	1.3x	2.3x	97%	X	X	80%	Apr-05	39	Dec-10
CAP III	$2,132.2	1.4x	1.5x	98%	X		100%	Jun-08	27	May-14
CGFSP I	$1,096.3	1.4x	1.7x	96%	X	X	100%	Oct-08	25	Sep-14
CEOF I	$1,028.9	1.3x	1.5x	69%	X		80%	Sep-11	14	May-17
CAP II	$998.7	1.0x	1.7x	90%	(X)		80%	Mar-06	36	Feb-12
CAGP IV	$821.0	1.3x	1.4x	78%			100%	Aug-08	26	Jun-14
CJP II	¥96,331.2	1.2x	1.2x	86%			80%	Oct-06	33	Jul-12
CEP II	€589.3	0.9x	1.9x	113%	X		80%	Sep-03	46	Sep-08
CAP IV	$581.3	1.0x	1.0x	15%			100%	Jul-13	6	Nov-18
CETP II	€435.7	1.5x	2.1x	83%	X	X	100%	Jan-08	28	Jul-13
CEP IV	€188.2	1.0x	1.0x	12%			100%	Sep-14	2	Aug-19
CGFSP II	$116.8	1.4x	1.3x	9%			100%	Jun-13	7	Dec-17
All Other Funds (8)	$2,005.8	1.0x	2.2x		n/m	n/m
Coinvestment and Other (9)	$4,517.5	1.7x	2.5x		n/m	n/m
Total Corporate Private Equity (12)	$40,211.2	1.5x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$259.3	$275.2	$237.2
Portfolio advisory fees, net	0.9	1.4	2.5
Transaction fees, net	0.2	0.1	3.5
Total fund level fee revenues	260.4	276.7	243.2
Performance fees
Realized	36.0	151.9	112.4
Unrealized	76.5	32.4	(21.2)
Total performance fees	112.5	184.3	91.2
Investment income (loss)
Realized	8.4	17.5	13.1
Unrealized	(3.6)	(1.5)	9.6
Total investment income (loss)	4.8	16.0	22.7
Interest and other income	5.8	4.2	2.3
Total revenues	383.5	481.2	359.4
Segment Expenses
Compensation and benefits
Direct base compensation	110.6	99.6	86.3
Indirect base compensation	24.6	21.8	21.3
Equity-based compensation	13.9	3.0	0.2
Performance fee related
Realized	17.4	42.1	46.2
Unrealized	35.4	13.7	(8.4)
Total compensation and benefits	201.9	180.2	145.6
General, administrative, and other indirect expenses	52.9	60.9	40.6
Depreciation and amortization expense	4.0	4.5	3.5
Interest expense	9.7	7.9	4.5
Total expenses	268.5	253.5	194.2
Economic Net Income	$115.0	$227.7	$165.2
(-) Net Performance Fees	59.7	128.5	53.4
(-) Investment Income	4.8	16.0	22.7
(+) Equity-based Compensation	13.9	3.0	0.2
(=) Fee-Related Earnings	$64.4	$86.2	$89.3
(+) Realized Net Performance Fees	18.6	109.8	66.2
(+) Realized Investment Income	8.4	17.5	13.1
(=) Distributable Earnings	$91.4	$213.5	$168.6

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total fee revenues were $260.4 million for the year ended December 31, 2014, a decrease of $16.3 million from 2013. The decrease was due primarily to the absence in 2014 of approximately $10.0 million of “catch-up” management fees earned from subsequent closings of our third distressed and corporate opportunities fund (“CSP III”) during the year ended December 31, 2013, approximately $7.4 million in subordinated management fees recognized in 2013 from two CLOs that were liquidated in 2013, and lower AUM in the Vermillion hedge funds. Offsetting these decreases were increases in management fees from the Claren Road and ESG hedge funds from greater assets under management of $16.3 million. The weighted average management fee rate on our hedge funds decreased from 1.77% at December 31, 2013 to 1.73% at December 31, 2014 due to higher AUM in the ESG hedge funds, which charge a lower rate, and decreases in AUM in the Vermillion hedge funds. The weighted average management fee rate on our carry funds decreased from 1.53% at December 31, 2013 to 1.48% at December 31, 2014 due to a step down in fee basis from commitments to invested capital on our second corporate mezzanine fund (“CMP II”).
Interest and other income was $5.8 million for the year ended December 31, 2014 as compared to $4.2 million in 2013.
Total compensation and benefits was $201.9 million and $180.2 million for the years ended December 31, 2014 and 2013, respectively. Performance fee related compensation expense was $52.8 million and $55.8 million for the years ended December 31, 2014 and 2013, respectively. With respect to Claren Road, ESG, and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based on a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation increased $13.8 million for the year ended December 31, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount, promotions, and bonuses.
Equity-based compensation was $13.9 million for the year ended December 31, 2014, an increase from $3.0 million for the year ended December 31, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses decreased $8.0 million to $52.9 million for the year ended December 31, 2014 as compared to 2013. The decrease is primarily due to higher external costs associated with fundraising activities for the business development companies and for carry funds during 2013 as compared to 2014.
Depreciation and amortization expense was $4.0 million for the year ended December 31, 2014, a decrease from $4.5 million in 2013.
Interest expense increased $1.8 million, or 23%, for the year ended December 31, 2014 as compared to 2013. This increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income. ENI was $115.0 million for the year ended December 31, 2014, a decrease of $112.7 million from $227.7 million in 2013. The decrease in ENI for the year ended December 31, 2014 as compared to 2013 was due to a decrease in net performance fees of $68.8 million, a decrease in fee related earnings of $21.8 million, a decrease in investment income of $11.2 million, and an increase in equity-based compensation of $10.9 million.
Fee Related Earnings. Fee related earnings decreased $21.8 million to $64.4 million for the year ended December 31, 2014 as compared to 2013. The decrease was primarily due to a decrease in fee revenues of $16.3 million and an increase in direct and indirect base compensation of $13.8 million. These decreases were partially offset by a decrease in general, administrative and other indirect expenses of $8.0 million.

Performance Fees. Performance fees of $112.5 million and $184.3 million in 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $12.0 million and $0.7 million, respectively. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Carry funds	$84.6	$62.5
Hedge funds	(3.0)	115.1
Structured credit funds	27.6	6.7
Business development companies	3.3	—
Performance fees	$112.5	$184.3
Performance fees for the year ended December 31, 2014 were generated primarily by our carry funds, including $34.4 million from CSP III, $29.6 million from our first energy mezzanine fund (“CEMOF I”), and $27.9 million from CMP II. Our carry funds in this segment appreciated 20% and 28% during the years ended December 31, 2014 and 2013, respectively. Performance fees for the year ended December 31, 2013 were generated primarily by the hedge funds, including $39.9 million from the Claren Road Master Fund, $39.6 million from the ESG Cross Border Equity Fund, and $19.1 million from the Claren Road Opportunities Fund, as well as the carry funds, including $38.3 million of performance fees from our second distressed and corporate opportunities fund (“CSP II”).
Net performance fees decreased $68.8 million to $59.7 million for the year ended December 31, 2014 as compared to $128.5 million in 2013.
Investment Income. Investment income was $4.8 million for the year ended December 31, 2014 compared to $16.0 million in 2013. The decrease in investment income was due primarily to a realization of a debt investment in 2013 that resulted in a net investment gain of approximately $4.7 million. Also contributing to the decrease was lower appreciation on our CLO investments in 2014 as compared to 2013, which resulted in a decrease in investment income of $4.2 million from 2013 to 2014.
Distributable Earnings. Distributable earnings decreased $122.1 million to $91.4 million for the year ended December 31, 2014 from $213.5 million in 2013. The decrease related to a decrease in realized net performance fees of $91.2 million driven primarily by the hedge funds, a decrease in fee related earnings of $21.8 million, and a decrease in realized investment income of $9.1 million for the year ended December 31, 2014 as compared to 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Total fee revenues were $276.7 million for the year ended December 31, 2013, an increase of $33.5 million from 2012. The increase was due primarily to approximately $10.0 million of “catch-up” management fees earned from subsequent closings of CSP III during the year ended December 31, 2013, an increase of $18.8 million in management fees from the Claren Road and ESG hedge funds from greater assets under management, an increase in management fees of $10.8 million generated by CLOs that were started in 2012 and 2013, and $7.0 million of increased management fees from the acquisition of Vermillion on October 1, 2012. These increases were partially offset by approximately $13.2 million of “catch-up” management fees earned in 2012 from subsequent closings of CEMOF I in 2012. The weighted average management fee rate on our hedge funds decreased from 1.82% at December 31, 2012 to 1.77% at December 31, 2013 due to a higher proportion of Fee-earning AUM related to ESG funds, which charge a lower rate than the Claren Road funds. The weighted average management fee rate on our carry funds increased from 1.46% at December 31, 2012 to 1.53% at December 31, 2013 due to increased commitments to CSP III, which is currently in the investment period. Fee-earning AUM was $33.4 billion and $31.0 billion as of December 31, 2013 and 2012, respectively, reflecting an increase of $2.4 billion.
Interest and other income was $4.2 million for the year ended December 31, 2013 as compared to $2.3 million in 2012.
Total compensation and benefits was $180.2 million and $145.6 million for the years ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $55.8 million and $37.8 million for the years ended December 31, 2013 and 2012, respectively, reflecting the increase in performance fees. With respect to Claren Road, ESG, and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based on a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
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
Performance fees for the year ended December 31, 2013 were generated primarily by the hedge funds, including $39.9 million from the Claren Road Master Fund, $39.6 million from the ESG Cross Border Equity Fund, and $19.1 million from the Claren Road Opportunities Fund, as well as the carry funds, including $38.3 million of performance fees from CSP II. Performance fees for the year ended December 31, 2012 were generated primarily by the distressed debt funds, including $56.8 million from CSP II, and the hedge funds, including $12.7 million from the Claren Road Master Fund.
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

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2014.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,916	$2,439	$2,077
Fee-earning AUM based on invested capital	653	607	1,066
Fee-earning AUM based on collateral balances, at par	17,631	16,465	16,155
Fee-earning AUM based on net asset value	12,812	13,593	11,724
Fee-earning AUM based on other (2)	886	307	12
Total Fee-earning AUM	$33,898	$33,411	$31,034
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.69%	1.73%	1.75%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on notional value and gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,411	$31,034	$23,186
Acquisitions	—	78	5,126
Inflows, including Commitments (1)	2	639	1,283
Outflows, including Distributions (2)	(479)	(462)	(511)
Subscriptions, net of Redemptions (3)	767	959	1,786
Changes in CLO collateral balances (4)	1,887	56	311
Market Appreciation/(Depreciation) (5)	(1,548)	834	(164)
Foreign Exchange and other (6)	(142)	273	17
Balance, End of Period	$33,898	$33,411	$31,034

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period and investments in our business development companies.

(2)
Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired and distributions from our business development companies.

(3)
Represents subscriptions and redemptions in our hedge funds and mutual fund. Net redemption notifications received during Q4 2014 will reduce January 1, 2015 hedge fund AUM by approximately $2.2 billion.

(4)	Represents the change in the aggregate Fee-earning collateral balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and mutual fund.

(6)
Includes activity of funds with fees based on gross asset value. Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $33.9 billion at December 31, 2014, an increase of $0.5 billion, or 1%, compared to $33.4 billion at December 31, 2013. This was driven by a $1.9 billion increase in the aggregate par value of our CLO collateral balances as a result of the eight new CLOs issued during the year and $0.8 billion of subscriptions, net of redemptions in our hedge funds. These increases are offset by $1.5 billion in market depreciation, primarily in our hedge funds and $0.5 billion in distributions from our fully invested carry funds. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

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
Fee-earning AUM was $31.0 billion at December 31, 2012, an increase of $7.8 billion, or 34%, compared to $23.2 billion at December 31, 2011. This increase was primarily a result of the acquisitions of certain CLO management contracts from Highland Capital Management, L.P. and a 55% equity interest in Vermillion Asset Management, resulting in additional Fee-earning AUM of $5.1 billion. Additional inflows consisted of $1.8 billion of subscriptions, net of redemptions in our hedge funds, and $1.2 billion of new commitments raised by our carry funds. The $0.3 billion increase in the aggregate par value of our CLO collateral balances was a result of the four new CLOs issued during the year, offset by the liquidation of certain existing CLOs according to their business plan. These increases are offset by $0.5 billion in distributions from our fully invested carry funds.

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2014.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, As of December 31, 2011	$1,079	$23,434	$24,513
Acquisitions	—	5,178	5,178
Commitments (1)	1,202	—	1,202
Capital Called, net (2)	(625)	543	(82)
Distributions (3)	164	(1,008)	(844)
Subscriptions, net of Redemptions (4)	—	1,763	1,763
Changes in CLO collateral balances (5)	—	481	481
Market Appreciation/(Depreciation) (6)	—	311	311
Foreign exchange and other (7)	—	20	20
Balance, As of December 31, 2012	$1,820	$30,722	$32,542
Acquisitions	—	78	78
Commitments (1)	319	—	319
Capital Called, net (2)	(945)	1,212	267
Distributions (3)	264	(1,055)	(791)
Subscriptions, net of Redemptions (4)	—	992	992
Changes in CLO collateral balances (5)	—	399	399
Market Appreciation/(Depreciation) (6)	—	1,380	1,380
Foreign exchange and other (7)	—	291	291
Balance, As of December 31, 2013	$1,458	$34,019	$35,477
Acquisitions	—	—	—
Commitments (1)	150	—	150
Capital Called, net (2)	(566)	812	246
Distributions (3)	474	(887)	(413)
Subscriptions, net of Redemptions (4)	—	924	924
Changes in CLO collateral balances (5)	—	2,087	2,087
Market Appreciation/(Depreciation) (6)	—	(1,237)	(1,237)
Foreign exchange and other (7)	(4)	(489)	(493)
Balance, As of December 31, 2014 (8)	$1,512	$35,229	$36,741

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund. Net redemption notifications received during Q4 2014 will reduce January 1, 2015 hedge fund AUM by approximately $2.2 billion.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs.

(6)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds.

(7)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

(8)
Ending balance is comprised of approximately $18.5 billion from our structured credit /other structured product funds, $13.4 billion in our hedge funds, $4.0 billion (including $1.5 billion of Available Capital) in our carry funds, $0.9 billion from our business development companies, and $0.1 billion in our mutual fund. Net redemption notifications received during the fourth quarter of 2014 will reduce January 1, 2015 hedge fund AUM by approximately $2.2 billion.

Total AUM was $36.7 billion at December 31, 2014, an increase of $1.3 billion, or 4%, compared to $35.5 billion at December 31, 2013. This increase was driven by (a) changes in the aggregate par value of our CLO collateral balances of $2.1 billion, primarily due to eight new issue CLOs raised, and (b) commitments of approximately $0.2 billion related to our carry funds and their related coinvestments. These increases were partially offset by market depreciation of $1.2 billion and distributions in our carry funds of $0.9 billion, of which $0.5 billion was recycled back into available capital. Increases due to subscriptions, net of redemptions, to our hedge funds of $0.9 billion in 2014 are exclusive of approximately $2.2 billion of net redemption notifications effective January 1, 2015.
Total AUM was $35.5 billion at December 31, 2013, an increase of $3.0 billion, or approximately 9%, compared to $32.5 billion at December 31, 2012. This increase was driven by (a) market appreciation of $1.4 billion (b) subscriptions, net of redemptions, to our hedge funds of $1.0 billion, (c) new commitments to our CSP III carry fund of approximately $0.3 billion, and (d) six new issue CLOs raised totaling $3.1 billion, offset by the liquidation of certain existing CLOs in accordance with their business plans. These increases were partially offset by distributions in our carry funds of $1.1 billion, of which $0.3 billion was recycled back into available capital.
Total AUM was $32.5 billion at December 31, 2012, an increase of $8.0 billion, or approximately 33%, compared to $24.5 billion at December 31, 2011. This increase was driven by (a) acquisitions of $5.2 billion related to the Highland CLOs and the 55% equity interest in Vermillion Asset Management, (b) subscriptions, net of redemptions, to our hedge funds of $1.8 billion, (c) new commitments to our CEMOF I and CSP III carry funds of approximately $1.2 billion, and (d) four new issue CLOs raised totaling $2.3 billion, offset by the liquidation of certain existing CLOs in accordance with their business plans. These increases were partially offset by distributions in our carry funds of $1.0 billion, of which $0.2 billion was recycled back into available capital.
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

			as of December 31, 2014			Inception to December 31, 2014
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,426.0	1.8x	17%	12%
CEMOF I	12/2010	$1,382.5	$1,043.1	$1,364.1	1.3x	26%	14%

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

	Remaining Fair Value (1)	Unrealized MOIC (2)	Total MOIC (3)	% Invested (4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2014
Global Market Strategies
CEMOF I	$1,004.4	1.1x	1.3x	75%	X		100%	Dec-10	17	Dec-15
CSP II	$404.4	0.9x	1.8x	100%	X	X	80%	Dec-07	29	Jun-11
All Other Funds (8)	$675.4	1.1x	1.5x		n/m	n/m
Coinvestment and Other (9)	$375.4	1.1x	1.2x		n/m	n/m
Total Global Market Strategies	$2,459.5	1.1x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $4.8 billion and $2.5 billion, respectively, as of December 31, 2014:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	(10)%	(1)%	1%	7%
Claren Road Opportunities Fund	(12)%	—%	4%	10%
Barclays Aggregate Bond Index	6%	3%	4%	5%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	10%	7%	6%	5%
Claren Road Opportunities Fund Standard Deviation (Annualized)	16%	10%	9%	9%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	2%	3%	3%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	(0.99)	(0.21)	0.21	0.97
Claren Road Opportunities Fund	(0.80)	(0.05)	0.40	0.89
Barclays Aggregate Bond Index	2.51	0.93	1.58	1.04

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

(2)	As of December 31, 2014.

(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through December 31, 2014.

(4)	Volatility is the annualized standard deviation of monthly net investment returns.

(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd. and the ESG Domestic Opportunity Master Fund, Ltd, which had AUM of approximately $3.5 billion and $1.1 billion, respectively, as of December 31, 2014:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	(7)%	4%	6%	5%
DOF	(1)%	8%	n/a	5%
MSCI EM index	(2)%	4%	2%	3%
Volatility (4)
CBE Standard Deviation (Annualized)	7%	6%	6%	8%
DOF Standard Deviation (Annualized)	11%	9%	n/a	11%
MSCI EM index Standard Deviation (Annualized)	14%	15%	19%	25%
Sharpe Ratio (1M LIBOR) (5)
CBE	(1.05)	0.66	1.09	0.55
DOF	(0.12)	0.87	n/a	0.49
MSCI EM index	(0.16)	0.28	0.11	0.10

(1)
For the ESG funds, net annualized return is presented on a total return basis, net of all fees and expenses. The MSCI EM Index comprises large and mid-cap securities across 21 emerging markets countries. This index is an unmanaged statistical composite and its returns do not include payment of any sales charges or fees an investor would pay to purchase the securities the index represents, which would lower performance if taken into account. The index results are shown for illustrative purposes only.

(2)	As of December 31, 2014.

(3)	The CBE Fund was established in January 2007. The DOF Fund was established in April 2011. Performance is from inception through December 31, 2014.

(4)	Volatility is the annualized standard deviation of monthly net investment returns.

(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The asset-weighted hedge fund performance of our reported funds was (9.1%) for 2014 versus 8.4% for 2013.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions and, for 2013, the net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. The following table presents our results of operations for our Real Assets segment:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$223.8	$188.9	$141.0
Portfolio advisory fees, net	0.8	1.3	1.7
Transaction fees, net	1.6	3.9	5.0
Total fund level fee revenues	226.2	194.1	147.7
Performance fees
Realized	88.5	40.5	106.6
Unrealized	(39.5)	43.4	(13.2)
Total performance fees	49.0	83.9	93.4
Investment income (loss)
Realized	(32.2)	(22.7)	(0.1)
Unrealized	(15.7)	(62.3)	(4.9)
Total investment income (loss)	(47.9)	(85.0)	(5.0)
Interest and other income	4.7	2.0	1.7
Total revenues	232.0	195.0	237.8
Segment Expenses
Compensation and benefits
Direct base compensation	75.2	70.2	71.1
Indirect base compensation	48.5	30.4	24.5
Equity-based compensation	19.2	4.6	0.4
Performance fee related
Realized	30.1	(4.0)	7.3
Unrealized	32.1	56.7	17.3
Total compensation and benefits	205.1	157.9	120.6
General, administrative, and other indirect expenses	72.2	58.4	41.9
Depreciation and amortization expense	3.6	4.3	3.9
Interest expense	9.9	8.2	4.4
Total expenses	290.8	228.8	170.8
Economic Net Income (Loss)	$(58.8)	$(33.8)	$67.0
(-) Net Performance Fees	(13.2)	31.2	68.8
(-) Investment Income (Loss)	(47.9)	(85.0)	(5.0)
(+) Equity-based Compensation	19.2	4.6	0.4
(=) Fee-Related Earnings	$21.5	$24.6	$3.6
(+) Realized Net Performance Fees	58.4	44.5	99.3
(+) Realized Investment Income (Loss)	(32.2)	(22.7)	(0.1)
(=) Distributable Earnings	$47.7	$46.4	$102.8

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total fee revenues were $226.2 million for the year ended December 31, 2014, an increase of $32.1 million from 2013. The increase in total fee revenues reflects an increase in fund management fees of $34.9 million, partially offset by a decline in net portfolio advisory and transaction fees of $2.8 million. The increase in fund management fees primarily reflects $40.9 million of incremental management fees earned in 2014 from our first international energy fund (“CIEP I”), which commenced its investment period in September 2013, including catch-up management fees earned in 2014 from subsequent closings of that fund of approximately $14.4 million. Also contributing to the increase was $16.1 million of incremental management fees from the commencement of management fees on our seventh U.S. real estate fund (“CRP VII”) in 2014, which includes $3.3 million of catch-up management fees from subsequent closings of that fund. This increase was partially offset by declines in management fees from distributions from certain other U.S. and European real estate funds and NGP management fee funds outside of their investment periods. The total weighted average management fee rate increased to 1.31% when compared to 1.18% at December 31, 2013, primarily due to commitments to CRP VII and CIEP I. Despite the step down from commitments to invested capital in one of our Legacy Energy funds (“Renew II”), from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.27% at December 31, 2013 to 1.54% at December 31, 2014 due to fundraising in CIEP I and CRP VII, from which we are entitled to 100% of management fee related revenues.
Interest and other income was $4.7 million for the year ended December 31, 2014, an increase from $2.0 million in 2013.
Total compensation and benefits was $205.1 million and $157.9 million for the years ended December 31, 2014 and 2013, respectively. Performance fee related compensation expense was $62.2 million and $52.7 million for the years ended December 31, 2014 and 2013. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee related compensation expense as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $123.7 million for the year ended December 31, 2014 as compared to $100.6 million for 2013. The increase in compensation was due primarily to increased compensation associated with fundraising efforts for CRP VII and NGP carry funds, as well as incremental compensation costs related to increased headcount, promotions, and bonuses.
Equity-based compensation was $19.2 million for the year ended December 31, 2014, an increase from $4.6 million for the year ended December 31, 2013. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses increased $13.8 million to $72.2 million for the year ended December 31, 2014 as compared to 2013. The increase primarily relates to an increase in external costs associated with fundraising activities for CRP VII and CIEP I, as well as an increase in professional fees associated with CIEP I.
Depreciation and amortization expense was $3.6 million for the year ended December 31, 2014, a decline from $4.3 million in 2013.
Interest expense increased $1.7 million, or 21%, for the year ended December 31, 2014 as compared to 2013. This increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income (Loss). ENI was $(58.8) million for the year ended December 31, 2014, a decline of $25.0 million from $(33.8) million in 2013. The decline in ENI for the year ended December 31, 2014 as compared to 2013 was due to a decline in net performance fees of $44.4 million, an increase in equity-based compensation of $14.6 million, and a decline in fee related earnings of $3.1 million. These declines were partially offset by a decline in investment losses of $37.1 million.
Fee Related Earnings. Fee related earnings declined $3.1 million for the year ended December 31, 2014 as compared to 2013 to $21.5 million. The decline in fee related earnings is primarily attributable to an increase in direct and indirect base compensation of $23.1 million and an increase in general, administrative, and other indirect expenses of $13.8 million, partially offset by an increase in fee revenues of $32.1 million.

Performance Fees. Performance fees of $49.0 million and $83.9 million for the years ended December 31, 2014 and 2013, respectively, are inclusive of performance fees reversed of approximately $92.5 million and $39.0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation / (Depreciation)
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(Dollars in millions)
Real Estate funds (1)	$122.1	$106.4	18%	4%
Natural Resources funds (1)	(25.1)	5.2	(13)%	17%
Legacy Energy funds (1)	(48.0)	(27.7)	(12)%	(2)%
Performance fees	$49.0	$83.9	(2)%	1%
(1) During 2014, we created the “Legacy Energy funds” category to include our energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. We also created the “Natural Resources funds” category to include NGP carry funds, our infrastructure, power, and international energy funds. Our infrastructure and power funds were previously classified as part of our “Real Estate funds” category. Prior periods have been reclassified to conform with the current presentation.
Performance fees for the year ended December 31, 2014 were primarily driven by performance fees related to our sixth U.S. real estate fund (“CRP VI”) of $98.5 million and NGP Natural Resources X, L.P. (“NGP X”) of $(39.2) million. Performance fees for the year ended December 31, 2013 were primarily driven by performance fees related to CRP VI of $76.2 million. Even though carry fund portfolio appreciation for real estate funds in 2014 exceeded the appreciation for 2013, performance fees from our real estate funds were largely unchanged. CRP VI was a greater percentage of the total and funds not in carry impacted the total appreciation.
Net performance fees for the year ended December 31, 2014 were $(13.2) million, representing a decline of $44.4 million over $31.2 million in net performance fees for the year ended December 31, 2013.
Investment Income (Loss). Investment loss was $47.9 million for the year ended December 31, 2014 compared to an investment loss of $85.0 million in 2013. The decrease in investment loss from 2013 to 2014 was due primarily to net investment losses on certain European real estate investments of $23.6 million in 2014 versus $76.6 million in 2013. This was offset by higher investment losses related to Urbplan, which were $24.3 million in 2014 versus $11.8 million in 2013.
Distributable Earnings. Distributable earnings increased $1.3 million to $47.7 million for the year ended December 31, 2014 from $46.4 million in 2013. The increase was due to an increase in realized net performance fees of $13.9 million, partially offset by a decrease in realized investment losses of $9.5 million and a decline in fee related earnings of $3.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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
Total compensation and benefits was $157.9 million and $120.6 million for the years ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $52.7 million and $24.6 million for the years ended

December 31, 2013 and 2012, respectively, reflecting an increase in performance fees from our U.S. real estate funds. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee related compensation expense as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
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
General, administrative and other indirect expenses increased $16.5 million to $58.4 million for the year ended December 31, 2013 as compared to 2012. The increase primarily relates to an increase in professional fees related to CIEP I and Urbplan, as well as lower expenses in 2012 from proceeds from an insurance settlement recognized in 2012.
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

Performance Fees. Performance fees of $83.9 million and $93.4 million for the years ended December 31, 2013 and 2012, respectively, are inclusive of performance fees reversed of approximately $39.0 million and $13.6 million, respectively. Performance fees for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation (Depreciation)
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(Dollars in millions)
Real Estate funds (1)	$106.4	$50.0	4%	16%
Natural Resources funds (1)	5.2	—	17%	(1)%
Legacy Energy funds (1)	(27.7)	43.4	(2)%	8%
Performance fees	$83.9	$93.4	1%	9%
(1) During 2014, we created the “Legacy Energy funds” category to include our energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. We also created the “Natural Resources funds” category to include NGP carry funds, our infrastructure, power, and international energy funds. Our infrastructure and power funds were previously classified as part of our “Real Estate funds” category. Prior periods have been reclassified to conform with the current presentation.
Performance fees for the year ended December 31, 2013 were primarily driven by performance fees related to CRP VI of $76.2 million. Performance fees for the year ended December 31, 2012 were primarily driven by performance fees related to two of the Legacy Energy funds (Energy III and Energy II) (including co-investments) of $24.0 million and $12.1 million, respectively, CRP VI of $17.2 million, and our third U.S. real estate fund (“CRP III”) of $13.6 million.

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

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2014.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$5,143	$9,593	$9,170
Fee-earning AUM based on invested capital (2)	22,528	18,199	20,135
Fee-earning AUM based on lower of cost or fair value and other (3)	680	646	—
Total Fee-earning AUM (4)	$28,351	$28,438	$29,305
Weighted Average Management Fee Rates (5)
All Funds	1.31%	1.18%	1.26%
Funds in Investment Period	1.54%	1.27%	1.22%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2014, the Legacy Energy Funds had, in the aggregate, approximately $9.9 billion in AUM and $7.2 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (collectively, “carry funds”), are managed by NGP Energy Capital Management. As of December 31, 2014, the NGP management fee funds and carry funds had, in the aggregate, approximately $14.6 billion in AUM and $8.7 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 47.5% interest in management fees earned by the Legacy Energy funds, NGP management fee funds, and carry funds, respectively. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,438	$29,305	$22,172
Acquisitions	—	—	10,308
Inflows, including Commitments (1)	6,126	2,115	2,006
Outflows, including Distributions (2)	(5,864)	(3,055)	(5,264)
Market Appreciation/(Depreciation) (3)	(6)	—	—
Foreign Exchange and other (4)	(343)	73	83
Balance, End of Period	$28,351	$28,438	$29,305

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was relatively unchanged at $28.4 billion for the periods ended December 31, 2014 and December 31, 2013. Outflows of $5.9 billion were principally due to distributions from our fully invested Legacy Energy funds, our U.S. and Europe real estate funds and foreign exchange loss of $0.3 billion. Inflows of $6.1 billion were primarily to commitments to CRP VII and CIEP I, in addition to investments made by our Legacy Energy funds, our U.S. real estate funds and NGP funds with fees based on invested equity. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2014.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, As of December 31, 2011	$8,278	$22,394	$30,672
Acquisitions	4,000	8,106	12,106
Commitments (1)	(42)	—	(42)
Capital Called, net (2)	(3,510)	3,488	(22)
Distributions (3)	1,208	(5,411)	(4,203)
Market Appreciation/(Depreciation) (4)	—	1,581	1,581
Foreign exchange and other (5)	10	92	102
Balance, As of December 31, 2012	$9,944	$30,250	$40,194
Commitments (1)	1,961	—	1,961
Capital Called, net (2)	(4,013)	4,097	84
Distributions (3)	845	(6,059)	(5,214)
Market Appreciation/(Depreciation) (4)	—	1,649	1,649
Foreign exchange and other (5)	17	(27)	(10)
Balance, As of December 31, 2013	$8,754	$29,910	$38,664
Commitments (1)	8,888	—	8,888
Capital Called, net (2)	(3,612)	4,081	469
Distributions (3)	1,751	(8,698)	(6,947)
Market Appreciation/(Depreciation) (4)	—	1,577	1,577
Foreign exchange and other (5)	(67)	(289)	(356)
Balance, As of December 31, 2014	$15,714	$26,581	$42,295

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $42.3 billion at December 31, 2014, an increase of $3.6 billion, or 9%, compared to $38.7 billion at December 31, 2013. This increase is due to (a) commitments of $8.9 billion in CRP VII, NGP XI, CIEP I, CPP II and related coinvestment vehicles, and (b) market appreciation of $1.6 billion, despite a 2% decrease in values across the real assets carry funds due to the inclusion of the NGP management fee funds in Total AUM. Offsetting this increase were net distributions of $6.9 billion, primarily in our Natural Resources and Legacy Energy fund platforms.
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

Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2014 and excluding the NGP management fee funds, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”
The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of December 31, 2014					as of December 31, 2014
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,448.1	2.8x	44%	30%	$522.5	$1,448.1	2.8x	44%
CRP IV	12/2004	$950.0	$1,198.6	$1,461.8	1.2x	4%	—%	$479.4	$550.4	1.1x	10%
CRP V	11/2006	$3,000.0	$3,290.4	$4,827.7	1.5x	11%	8%	$2,690.5	$4,055.0	1.5x	13%
CRP VI	9/2010	$2,340.0	$1,862.1	$2,897.8	1.6x	34%	22%	$598.5	$1,154.0	1.9x	39%
CEREP I	3/2002	€426.6	€517.0	€691.5	1.3x	12%	7%	€517.0	€691.5	1.3x	12%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	n/a	n/a	€594.1	€130.6	0.2x	n/a
CEREP III	5/2007	€2,229.5	€1,981.6	€1,985.4	1.0x	0%	(4)%	€567.8	€710.3	1.3x	6%
CIP	9/2006	$1,143.7	$1,011.7	$1,224.3	1.2x	5%	2%	$180.7	$—	0.0x	n/a
NGP X (14)	1/2012	$3,586.0	$2,458.8	$2,965.9	1.2x	14%	8%	$272.2	$674.5	2.5x	75%
Energy II	7/2002	$1,100.0	$1,334.8	$3,259.5	2.4x	81%	55%	$827.4	$3,131.6	3.8x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$5,861.8	1.6x	11%	8%	$1,545.4	$4,052.7	2.6x	26%
Energy IV	12/2007	$5,979.1	$5,786.3	$8,317.5	1.4x	14%	9%	$2,522.4	$4,764.0	1.9x	28%
Renew II	3/2008	$3,417.5	$2,808.8	$4,013.1	1.4x	11%	8%	$643.1	$842.7	1.3x	13%
All Other Funds(9)	Various		$2,824.8	$3,049.5	1.1x	3%	(2)%	$2,167.1	$2,306.7	1.1x	3%
Coinvestments and Other(10)	Various		$5,271.9	$8,252.4	1.6x	17%	13%	$2,100.3	$4,460.4	2.1x	28%
Total Fully Invested Funds			$35,963.2	$50,973.6	1.4x	13%	8%	$16,580.9	$29,294.2	1.8x	23%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$2,662.1	$195.1	$187.3	1.0x	n/m	n/m
CIEP I (12)	9/2013	$2,159.1	$341.7	$294.5	0.9x	n/m	n/m
NGP XI (12)	6/2014	$4,244.7	$18.0	$18.0	1.0x	n/m	n/m
All Other Funds(11)	Various		$97.9	$93.1	1.0x	n/m	n/m
Total Funds in the Investment Period			$652.6	$592.9	0.9x	(34)%	(66)%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$36,615.9	$51,566.5	1.4x	13%	8%	$16,580.9	$29,294.2	1.8x	23%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes coinvestments, prefund investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CPP II and NGP GAP.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, and June 2014 for NGP XI.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

(14)	NGP X was previously categorized as an NGP management fee fund, but as of July 1, 2014, is categorized as a Natural Resources carry fund.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2014
Real Assets
Energy IV	$3,378.6	1.0x	1.4x	97%	X	X	80%	Feb-08	28	Dec-13
NGP X	$2,590.4	1.2x	1.2x	69%	X		80%	Jan-12	12	May-17
Renew II	$2,368.5	1.3x	1.4x	82%	(X)		80%	Mar-08	28	May-14
CRP VI	$1,766.2	1.4x	1.6x	80%	X	X	50%	Mar-11	16	Mar-16
CEREP III	€1,320.7	0.9x	1.0x	89%			67%	Jun-07	31	May-11
Energy III	$1,425.8	0.7x	1.6x	94%	(X)		80%	Nov-05	37	Oct-11
CRP V	$1,067.5	1.5x	1.5x	110%			50%	Nov-06	33	Nov-11
CIP	$965.5	1.0x	1.2x	88%			80%	Oct-06	33	Sep-12
CRP IV	$902.1	1.3x	1.2x	126%			50%	Jan-05	40	Dec-09
CIEP I	$308.6	0.9x	0.9x	16%			80%	Oct-13	5	Sep-19
CRP III	$297.1	48.2x	2.8x	93%	X	X	50%	Mar-01	56	May-05
CRP VII	$190.5	1.0x	1.0x	7%			0.8	Jun-14	3	Mar-19
Energy II	$139.9	0.3x	2.4x	121%	(X)		0.8	Jan-03	48	Jul-08
All Other Funds (8)	$465.8	0.8x	0.9x		n/m	n/m
Coinvestment and Other (9)	$3,214.0	1.0x	1.6x		n/m	n/m
Total Real Assets (10)	$20,678.6	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRP VII, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, NGP GAP, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes coinvestments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Investment Solutions
Through August 1, 2013, our Investment Solutions segment results reflected our 60% ownership interest in AlpInvest’s operations, while our consolidated financial statements reflected 100% of AlpInvest’s operations and a non-controlling interest of 40%. As a result of our acquisition of the remaining 40% equity interest in AlpInvest on August 1, 2013, our segment results prospectively from that date reflect our 100% ownership interest in AlpInvest. Also, as a result of our acquisitions of Metropolitan on November 1, 2013 and DGAM on February 3, 2014, our segment results include the results of operations of Metropolitan and DGAM since that date. Investment Solutions was previously referred to as Solutions. The following table presents our results of operations for our Investment Solutions segment:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$181.4	$119.0	$68.8
Portfolio advisory fees, net	—	—	—
Transaction fees, net	—	—	—
Total fund level fee revenues	181.4	119.0	68.8
Performance fees
Realized	42.9	21.7	10.6
Unrealized	150.0	129.8	30.5
Total performance fees	192.9	151.5	41.1
Investment income
Realized	—	—	—
Unrealized	0.4	0.2	—
Total investment income	0.4	0.2	—
Interest and other income	1.3	0.2	0.7
Total revenues	376.0	270.9	110.6
Segment Expenses
Compensation and benefits
Direct base compensation	85.8	53.6	33.8
Indirect base compensation	13.6	5.6	6.2
Equity-based compensation	4.8	0.7	—
Performance fee related
Realized	30.9	14.3	10.0
Unrealized	145.0	131.2	32.1
Total compensation and benefits	280.1	205.4	82.1
General, administrative, and other indirect expenses	41.9	23.2	10.7
Depreciation and amortization expense	3.8	2.3	1.6
Interest expense	5.5	2.3	1.3
Total expenses	331.3	233.2	95.7
Economic Net Income(1)	$44.7	$37.7	$14.9
(-) Net Performance Fees(1)	17.0	6.0	(1.0)
(-) Investment Income	0.4	0.2	—
(+) Equity-based Compensation	4.8	0.7	—
(=) Fee-Related Earnings	$32.1	$32.2	$15.9
(+) Realized Net Performance Fees(1)	12.0	7.4	0.6
(+) Realized Investment Income	—	—	—
(=) Distributable Earnings(1)	$44.1	$39.6	$16.5

(1) - In the fourth quarter of 2014, we reclassified certain tax expenses associated with carried interest attributable to certain partners and employees as a component of performance fee related compensation expense. Prior periods have been reclassified to conform with our new presentation.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total fee revenues were $181.4 million and $119.0 million for the year ended December 31, 2014 and 2013, respectively. The increase was due primarily to the increase of $15.9 million of management fees from our acquisition of Metropolitan, the incremental $17.5 million of management fees from our acquisition of DGAM, and the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
Total compensation and benefits were $280.1 million and $205.4 million for the year ended December 31, 2014 and 2013, respectively. Performance fee related compensation expense was $175.9 million and $145.5 million, or 91% and 96% of performance fees for the year ended December 31, 2014 and 2013, respectively.
Direct and indirect base compensation expense was $99.4 million and $59.2 million for the year ended December 31, 2014 and 2013, respectively. After considering the increase in compensation expense from our acquisition of Metropolitan of $11.0 million and our acquisition of DGAM of $11.0 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to incremental costs related to investments in additional investor relations personnel for the Investment Solutions business lines.
Equity-based compensation was $4.8 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014 and, to a lesser extent, a decrease in the estimated forfeiture rates during the second quarter of 2013.
General, administrative and other indirect expenses were $41.9 million and $23.2 million for the years ended December 31, 2014 and 2013, respectively. The increase was due primarily to the increase in general, administrative and other indirect expenses from our acquisition of Metropolitan of $5.9 million and our acquisition of DGAM of $4.8 million, and the acquisition of the remaining 40% equity interest in AlpInvest.
Depreciation and amortization expense was $3.8 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.
Interest expense was $5.5 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. The increase was due primarily to the allocated interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively.
Economic Net Income. Economic net income was $44.7 million and $37.7 million for the years ended December 31, 2014 and 2013, respectively. The increase in ENI for the year ended December 31, 2014 as compared to 2013 was primarily driven by an increase in net performance fees of $11.0 million, partially offset by an increase in equity-based compensation expense of $4.1 million and a decrease in fee related earnings of $0.1 million.
Fee Related Earnings. Fee related earnings were $32.1 million and $32.2 million for the years ended December 31, 2014 and 2013, respectively.
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

Performance fees were $192.9 million and $151.5 million for the years ended December 31, 2014 and 2013, respectively. Performance fees for 2014 are inclusive of approximately $0.7 million of performance fee reversals; there were no reversals of performance fees for 2013. Performance fees for this segment by type of fund are as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Private equity fund of funds	$185.7	$151.5
Hedge fund of funds	7.2	—
Performance fees	$192.9	$151.5
The $192.9 million in performance fees for the year ended December 31, 2014 was driven by performance fees for the Co-Investment Fund & Secondaries Fund (2012-2013) of $32.9 million, Co-Investment Fund & Secondaries Fund (2009-2010) of $24.3 million, Partnership Fund (2007) of $14.5 million, and Partnership Fund (2008) of $13.8 million. Performance fees for the years ended December 31, 2014 and 2013 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 30% and 17% for the years ended December 31, 2014 and 2013, respectively.
Net performance fees for the year ended December 31, 2014 were $17.0 million, representing an increase of $11.0 million from $6.0 million in net performance fees for the year ended December 31, 2013.

Distributable Earnings. Distributable earnings were $44.1 million and $39.6 million for the years ended December 31, 2014 and 2013, respectively. The increase in distributable earnings was due to the increase in realized net performance fees of $4.6 million, partially offset by a decrease in fee related earnings of $0.1 million.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Total fee revenues were $119.0 million and $68.8 million for the year ended December 31, 2013 and 2012, respectively. After considering the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest in August 2013 and the incremental $3.6 million of management fees from our acquisition of Metropolitan in November 2013, the increase in management fees was also due to an increase in Fee-earning AUM. Fee-earning AUM was $35.1 billion and $28.9 billion as of December 31, 2013 and 2012, respectively, representing an increase of $6.2 billion. Also, coinvestments represent a larger percentage of Fee-earning AUM in 2013 as compared to 2012. The management fee rate for coinvestments generally is higher than the management fee rates for fund investments and secondary investments.
Total compensation and benefits were $205.4 million and $82.1 million for the year ended December 31, 2013 and 2012, respectively. Performance fee related compensation expense was $145.5 million and $42.1 million, or 96% and 102% of performance fees for the year ended December 31, 2013 and 2012, respectively. The decrease in performance fee compensation as a percentage of performance fees is due primarily to incremental allocations of carried interest to Carlyle under our existing arrangements with the historical owners and management team of AlpInvest.
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

Economic Net Income. Economic net income was $37.7 million and $14.9 million for the years ended December 31, 2013 and 2012, respectively. After considering the increase in ENI from our acquisitions of the remaining 40% equity interest in AlpInvest and the acquisition of Metropolitan, the increase was also due to increases in net performance fees and fee related earnings.
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

Distributable Earnings. Distributable earnings were $39.6 million and $16.5 million for the years ended December 31, 2013 and 2012, respectively. After considering the increase in distributable earnings from our acquisitions of the remaining 40% equity interest in AlpInvest and 100% interest in Metropolitan, the increase was also due primarily to increases in fee related earnings.

Fee-earning AUM as of and for each of the Three Years Ended December 31, 2014.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,669	$10,859	$6,379
Fee-earning AUM based on invested capital (2)	1,307	1,120	—
Fee-earning AUM based on net asset value	2,072	—	—
Fee-earning AUM based on lower of cost or fair market value	20,034	23,088	22,563
Total Fee-earning AUM	$33,082	$35,067	$28,942

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management”

(2)	Includes amounts committed to or reserved for investments for certain Metropolitan fund of funds vehicles.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$35,067	$28,942	$27,671
Acquisitions	2,894	2,157	—
Inflows, including Commitments (1)	5,941	7,605	7,480
Outflows, including Distributions (2)	(6,291)	(5,496)	(7,969)
Subscriptions, net of Redemptions (3)	(1,044)	—	—
Market Appreciation/(Depreciation) (4)	292	276	1,038
Foreign Exchange and other (5)	(3,777)	1,583	722
Balance, End of Period	$33,082	$35,067	$28,942

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $33.1 billion at December 31, 2014, a decrease of $2.0 billion, or 6%, compared to $35.1 billion at December 31, 2013. Outflows of $6.3 billion were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those fund of funds vehicles that reached the end of their commitment period. Distributions from funds still in the commitment fee period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. In addition, there was $3.8 billion in foreign exchange loss on our AlpInvest fund of funds vehicles due to the decreasing value of the Euro in the translation to U.S. dollars as of the end of the period. Offsetting this decrease was the acquisition of DGAM in February 2014, with Fee-earning AUM of $2.9 billion and its subsequent net redemptions of $1.0 billion during the year. Inflows of $5.9 billion were primarily related to the initiation of fees on several 2014 mandates that made their first investment during the year and do not include approximately $3.3 billion of commitments raised in 2014 which have not yet activated their fees. Inflows also include amounts invested by funds outside of their commitment fee period that are based on the lower of cost or fair value of the underlying investments.
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
Total AUM as of and for each of the Three Years Ended December 31, 2014.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Investment Solutions
Balance, As of December 31, 2011	$14,840	$25,879	$40,719
Commitments (1)	3,561	—	3,561
Capital Called, net (2)	(4,475)	4,414	(61)
Distributions (3)	435	(6,576)	(6,141)
Market Appreciation/(Depreciation) (4)	—	5,037	5,037
Foreign exchange and other (5)	167	800	967
Balance, As of December 31, 2012	$14,528	$29,554	$44,082
Acquisitions	622	1,521	2,143
Commitments (1)	4,745	—	4,745
Capital Called, net (2)	(3,653)	3,740	87
Distributions (3)	497	(8,613)	(8,116)
Market Appreciation/(Depreciation) (4)	—	5,962	5,962
Foreign exchange and other (5)	324	577	901
Balance, As of December 31, 2013	$17,063	$32,741	$49,804
Acquisitions	—	2,993	2,993
Commitments (1)	4,605	—	4,605
Capital Called, net (2)	(4,857)	4,487	(370)
Distributions (3)	428	(9,903)	(9,475)
Subscriptions, net of Redemptions (4)	—	(1,084)	(1,084)
Market Appreciation/(Depreciation) (5)	—	6,999	6,999
Foreign exchange and other (6)	(1,033)	(1,670)	(2,703)
Balance, As of December 31, 2014	$16,206	$34,563	$50,769

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, coinvestments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2014) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2014.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $50.8 billion as of December 31, 2014, an increase of $1.0 billion, or 2%, compared to $49.8 billion as of December 31, 2013. This increase was primarily driven by (a) market appreciation of $7.0 billion, due to 30% appreciation in our AlpInvest fund of funds vehicles, (b) activation of new mandates at AlpInvest and new commitments to Metropolitan during the year of approximately $4.6 billion, and (c) $3.0 billion from the DGAM acquisition. This was offset by (a) distributions of approximately $9.5 billion in the quarter, net of amounts recycled, (b) loss on the translation to U.S. dollars for our Euro-denominated funds of $2.7 billion, and (c) net redemptions of $1.1 billion in our fund of hedge funds vehicles.

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
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2014, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors—Risks Related to Our Business Operations—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			as of December 31, 2014
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Investment Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,120.0	€6,727.6	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,697.5	€7,201.4	1.5x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€11,789.8	€16,831.2	1.4x	9%	9%
Main Fund IV - Fund Investments	2009	€4,880.0	€3,131.9	€3,878.0	1.2x	13%	12%
Main Fund I - Secondary Investments	2002	€519.4	€483.7	€905.7	1.9x	56%	52%
Main Fund II - Secondary Investments	2003	€998.4	€978.3	€1,789.0	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,265.8	€3,204.3	1.4x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,856.4	€1,818.3	€2,746.9	1.5x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€909.5	€2,472.1	2.7x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,712.7	€3,729.7	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,301.4	€2,424.6	1.9x	22%	20%
Main Fund V - Co-Investments	2012	€1,122.2	€957.2	€1,385.0	1.4x	41%	37%
Main Fund II - Mezzanine Investments	2004	€700.0	€742.6	€1,018.2	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,700.8	€2,257.4	1.3x	11%	9%
All Other Funds (9)	Various		€1,760.5	€2,467.8	1.4x	16%	13%
Total Fully Committed Funds			€39,370.2	€59,038.8	1.5x	12%	12%
Funds in the Commitment Period
Main Fund V - Fund Investments	2012	€5,080.0	€983.9	€962.2	1.0x	(3)%	(7)%
Main Fund V - Secondary Investments	2011	€3,793.0	€1,566.0	€2,237.5	1.4x	31%	28%
All Other Funds (9)	Various		€72.3	€72.1	1.0x	(1)%	(11)%
Total Funds in the Commitment Period			€2,622.2	€3,271.8	1.2x	24%	20%
TOTAL INVESTMENT SOLUTIONS			€41,992.4	€62,310.6	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD) (10)			$50,813.6	$75,400.0	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of December 31, 2014, these excluded investments represent $0.6 billion of AUM at AlpInvest and $2.0 billion of AUM at Metropolitan.

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

(8)	For purposes of aggregation, funds that report in foreign currency have been converted to Euro at the reporting period spot rate.

(9)	Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

(10)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$2,645.7	$2,994.3	$2,028.4
Net cash provided by (used in) investing activities	37.0	(135.1)	(126.1)
Net cash used in financing activities	(2,293.4)	(2,503.7)	(1,841.3)
Effect of foreign exchange rate change	(113.9)	44.0	(3.5)
Net change in cash and cash equivalents	$275.4	$399.5	$57.5
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
During the year ended December 31, 2014, investment proceeds were $541.6 million while investment purchases were $221.9 million. During the year ended December 31, 2013, investment proceeds were $294.3 million while investment purchases were $93.0 million. During the year ended December 31, 2012, investment proceeds were $215.6 million while investment purchases were $540.4 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the year ended December 31, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $10,685.6 million, while purchases of investments by the Consolidated Funds were $10,566.3 million. For the year ended December 31, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $11,631.6 million, while purchases of investments by the Consolidated Funds were $11,555.0 million. For the year ended December 31, 2012, proceeds from the sales and settlements of investments by the Consolidated Funds were $8,530.5 million, while purchases of investments by the Consolidated Funds were $7,176.3 million.
Net Cash Provided by (Used in) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. During the year ended December 31, 2014, cash provided by investing activities primarily reflects a change in restricted cash balances. During the fourth quarter of 2013, we received $89.2 million of cash on behalf of a non-consolidated Carlyle fund that was remitted to the fund in January 2014; this amount was classified as restricted cash as of December 31, 2013. Purchases of fixed assets were $29.7 million, $29.5 million and $32.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 acquisition of DGAM resulted in the net use of cash of $3.1 million during the year ended December 31, 2014. The 2013 acquisition of Metropolitan resulted in the net use of cash of $10.2 million during the year ended December 31, 2013. The acquisitions of Vermillion and the Highland CLOs resulted in the net use of cash of $83.8 million during the year ended December 31, 2012.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. In March 2014, the Partnership received net proceeds from the issuance of 13,800,000 newly issued common units of $449.5 million. The Partnership used $303.4 million of these proceeds to acquire 9,300,000 Carlyle Holdings partnership units from limited partners of the Carlyle Holdings partnerships. The remaining net proceeds of $146.1 million were used by the Partnership to acquire 4,500,000 newly issued Carlyle Holdings partnership units. Carlyle Holdings is using the proceeds from the issuance of the 4,500,000 Carlyle Holdings partnership units for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. Also, during March 2014, we received net proceeds of $210.8 million, net of financing costs, from the issuance of an additional $200.0 million of our 5.625% senior notes due 2043 at 104.315% of par. The net proceeds from this issuance is being used for general corporate purposes, including investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies and other growth initiatives.
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
As noted above, for periods prior to the initial public offering in May 2012, financing activities include distributions to senior Carlyle professionals, CalPERS, and Mubadala of $452.3 million for the year ended December 31, 2012. For the year ended December 31, 2012, our net borrowings under our revolving credit facility were $75.4 million and our payments on our loans payable were $310.0 million. The net proceeds from our initial public offering in May 2012 were $615.8 million.
Distributions to our common unitholders were $102.7 million, $59.9 million, and $11.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $486.9 million, $372.9 million, and $96.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The net payments on loans payable by our Consolidated Funds during the years ended December 31, 2014, 2013, and 2012 were $1,033.4 million, $1,595.2 million, and $1,415.2 million, respectively. For the years ended December 31, 2014, 2013, and 2012, contributions from non-controlling interest holders were $2,203.1 million, $2,474.9 million, and $2,044.7 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2014, 2013, and 2012, distributions to non-controlling interest holders were $4,190.4 million, $3,038.0 million, and $2,310.2 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
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
With respect to distribution year 2014, we declared distributions to common unitholders totaling approximately $143.2 million, or $2.09 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per common unit (approximately $110.9 million), which is payable on March 6, 2015 to holders of record of common units at the close of business on February 23, 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2014 were $102.7 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2014.
With respect to distribution year 2013, we declared distributions to common unitholders totaling approximately $93.5 million, or $1.88 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per common unit ($70.4 million), which was paid in March 2014. Distributions to common unitholders paid during the calendar year ended December 31, 2013 were $59.9 million, representing the amount paid in March 2013 of $0.85 per common unit with respect to the fourth quarter of 2012 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2013.
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
With respect to distribution year 2014, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $524.5 million, or $2.09 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per Carlyle Holdings unit (approximately $404.1 million), which is payable on March 5, 2015 to holders of record of Carlyle Holdings units at the close of business on February 23, 2015. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2014 were $486.9 million, representing the quarterly distributions paid in each of March, May, August, and November of 2014.
With respect to distribution year 2013, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $515.9 million, or $1.97 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per Carlyle Holdings unit ($366.5 million), which was paid in March 2014. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2013 were $372.9 million, representing the quarterly distributions paid in each of March, May, August, and November of 2013.
With respect to distribution year 2012, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $320.1 million, or $1.22 per Carlyle Holdings unit, consisting of the distributions declared in respect of the second quarter and third quarter of 2013 and $0.85 in respect of the fourth quarter of 2012 which was paid in March 2013. Distributions to other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2012 were $96.6 million, representing the quarterly distributions paid in August and November of 2012.

Distributions for the 2014 fiscal year and prior years, including the fourth quarter distribution, were determined in accordance with Carlyle’s distribution policy in effect for those years. For those periods, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.'s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle's Distributable Earnings in excess of the amount determined by Carlyle's general partner that was necessary or appropriate to provide for the conduct of Carlyle's business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distributions for those years were less than our Distributable Earnings for that year due to these funding requirements.
Commencing with distributions for the 2015 fiscal year, it is Carlyle's intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings per common unit, net of taxes and amounts payable under the tax receivable agreement, for the quarter. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.
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
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of December 31, 2014. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued an additional $200 million of our 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used a portion of the net proceeds from the equity issuance to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the equity issuance and the proceeds from the debt issuance is being used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. During the first quarter of 2013, we issued $500 million of senior notes due 2023 and $400 million of senior notes due 2043 and used the proceeds from those note issuances to repay the outstanding balance under our revolving credit facility and $475.0 million of our term loan borrowings.

Since our inception through December 31, 2014, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2014, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,593.2	$1,915.1	$3,508.3
Global Market Strategies	1,111.0	250.6	1,361.6
Real Assets	805.0	728.4	1,533.4
Investment Solutions	97.8	38.8	136.6
Total	$3,607.0	$2,932.9	$6,539.9
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $2.9 billion of unfunded commitments, approximately $2.6 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of December 31, 2014 consist of the following (dollars in millions):

Investments	$931.6
Less: Amounts attributable to non-controlling interests in consolidated entities	(252.1)
Less: Strategic equity method investment in NGP Management	(483.5)
Less: Investment in the general partner of NGP X associated with carried interest rights	(18.5)
Investments excluding non-controlling interests and NGP	177.5
Plus: investments in Consolidated Funds, eliminated in consolidation	183.3
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$360.8
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

Our accrued performance fees by segment as of December 31, 2014, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,932.6	$52.4	$2,880.2
Global Market Strategies	129.9	—	129.9
Real Assets	272.9	52.0	220.9
Investment Solutions	460.2	—	460.2
Total	$3,795.6	$104.4	$3,691.2
Plus: Investment in the general partner of NGP X associated with carried interest rights			18.5
Less: Accrued performance fee-related compensation			(1,815.4)
Plus: Receivable for giveback obligations from current and former employees			27.7
Less: Deferred taxes on accrued performance fees			(85.6)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			34.0
Net accrued performance fees excluding compensation and non-controlling interests			1,870.4
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			4.3
Less: Net accrued performance fees realized in 2014 and to be collected in 2015			(122.4)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,752.3
As of December 31, 2014, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,421.6
Growth Capital	66.2
Total Corporate Private Equity	1,487.8
Real Assets:
Real Estate	127.0
Natural Resources	29.1
Legacy Energy	7.1
Total Real Assets	163.2
Global Market Strategies	69.8
Investment Solutions and other non-carry funds	31.5
Net accrued performance fees attributable to Carlyle Holdings	$1,752.3
Cash and cash equivalents were approximately $1.2 billion at December 31, 2014. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (1) performance fee-related cash that has been received but not yet distributed as performance fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) cash reserved for potential future giveback obligations. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $720 million as of December 31, 2014. This remaining amount will be used towards our primary liquidity needs, as previously outlined.
Our Balance Sheet and Indebtedness
Total assets were $36.0 billion at December 31, 2014, an increase of $0.4 billion from December 31, 2013. The increase in total assets was primarily attributable to increases in cash and cash equivalents, cash and cash equivalents held at Consolidated Funds, investments and accrued performance fees. Assets of the Consolidated Funds were approximately $28.8 billion at December 31, 2014, representing a decrease of $0.1 billion from December 31, 2013. Cash and cash equivalents were approximately $1.2 billion, an increase of $0.3 billion from December 31, 2013. Accrued performance fees were approximately $3.8 billion at December 31, 2014, representing an increase of $0.1 billion from December 31, 2013.
Total liabilities were $23.1 billion at December 31, 2014, an increase of $2.2 billion from December 31, 2013. The increase in liabilities was primarily attributable to increases in the liabilities of the Consolidated Funds, which increased $1.9 billion from December 31, 2013 to December 31, 2014, and an increase in the outstanding 5.625% senior notes due 2043, which increased $0.2 billion from December 31, 2013 to December 31, 2014.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 21 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2014, our total assets were $7.4 billion, including cash and cash equivalents of $1.2 billion and accrued performance fees of $3.8 billion.
Loans Payable. Loans payable on our balance sheet at December 31, 2014 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior secured credit facility. Additionally, loans payable at December 31, 2014 includes $15.2 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.41% at December 31, 2014).
The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the new senior credit facility) of at least $65 billion plus 70% of any future acquired AUM and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($15.2 million at December 31, 2014) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.83% at December 31, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. Interest is payable semi-

annually on March 30 and September 30, beginning September 30, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants that, among other things, limit Carlyle Holdings II Finance L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.
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

As of December 31, 2014, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (Dollars in millions):

	Borrowings Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,104.2	1.68%		9.21
Subordinated notes, Income notes and Preferred shares	1,242.3	N/A	(1)	8.28
Combination notes	15.0	N/A	(2)	7.14
Total	$16,361.5

(1)	The subordinated notes, income notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(2)	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.
The fair value of senior secured notes, subordinated notes, income notes and preferred shares, and combination notes of our CLOs as of December 31, 2014 was $14,757.5 million, $1,278.8 million, and $15.9 million, respectively.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of December 31, 2014, the principal amount outstanding on the loans was approximately $243.6 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at December 31, 2014 was $146.2 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (15.6% to 19.0% as of December 31, 2014); (ii) IGP-M plus a margin ranging from 11.0% to 12.0% (14.7% to 15.7% as of December 31, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.4% to 19.9% as of December 31, 2014).
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2014, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.

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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2014 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2015	2016-2017	2018-2019	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$40.2	$1,100.0	$1,140.2
Interest payable(b)	56.4	109.8	107.4	844.4	1,118.0
Contingent cash consideration(c)	48.3	102.0	64.8	264.8	479.9
Operating lease obligations(d)	53.3	100.5	82.9	230.0	466.7
Capital commitments to Carlyle funds(e)	2,940.4	—	—	—	2,940.4
Tax receivable agreement payments(f)	0.5	7.1	7.9	73.5	89.0
Loans payable of Consolidated Funds(g)	310.3	507.6	930.1	17,121.5	18,869.5
Loans payable of a consolidated real estate VIE(h)	72.5	107.6	93.4	216.5	490.0
Unfunded commitments of the CLOs and Consolidated Funds(i)	965.7	—	—	—	965.7
Redemptions payable of Consolidated Funds(j)	954.3	—	—	—	954.3
Consolidated contractual obligations	5,401.7	934.6	1,326.7	19,850.7	27,513.7
Loans payable of Consolidated Funds(g)	(310.3)	(507.6)	(930.1)	(17,121.5)	(18,869.5)
Loans payable of a consolidated real estate VIE(h)	(72.5)	(107.6)	(93.4)	(216.5)	(490.0)
Capital commitments to Carlyle funds(e)	(2,642.8)	—	—	—	(2,642.8)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(965.7)	—	—	—	(965.7)
Redemptions payable of Consolidated Funds(j)	(954.3)	—	—	—	(954.3)
Carlyle Operating Entities contractual obligations	$456.1	$319.4	$303.2	$2,512.7	$3,591.4

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

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.33% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.83% on $15.2 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for more information. Included in these amounts are $43.0 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2015 through 2031. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.9 billion of unfunded commitments, approximately $2.6 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. Also included in these amounts is $7.5 million that was paid to NGP in January 2015 in exchange for an additional 7.5% equity interest in NGP Management. As a result of this transaction, beginning in January 2015, the Partnership will receive 55% of the management fee-related revenues of NGP entities that serve as the advisers to certain private equity funds.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2014, at spreads to market rates pursuant to the debt agreements, and range from 0.31% to 7.48%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of December 31, 2014, at spreads to market rates pursuant to the loan agreements, and range from 14.7% to 19.9%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of September 30, 2014.

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

Excluded from the table above are liabilities for uncertain tax positions of $18.7 million at December 31, 2014 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $118 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From April 2013 (the time of the first additional investment into Urbplan) through December 31, 2014, $213.3 million has been funded to Urbplan by us and our senior Carlyle professionals (net of gains from related foreign currency forward contracts). We have funded $50.8 million of the $213.3 million and the remaining $162.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the year ended December 31, 2014, $143.7 million was funded to Urbplan, of which we funded $35.9 million and the senior Carlyle professionals funded $107.8 million indirectly through us.
At this time, Urbplan is estimated to require approximately $100 million of additional capital in 2015 to complete its expected business turnaround. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% indirectly through us of any additional investments made by us and our senior Carlyle professionals.

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
The assets and liabilities of Urbplan are held in legal entities separate from the Partnership; we have not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet our liquidity requirements. However, if Urbplan fails to complete its construction projects, customers, partners, government agencies or municipalities or other creditors in certain circumstances might seek to assert claims against us and our assets unrelated to under certain consumer protection or other laws.
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
For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, which is payable partly in cash and partly by a promissory note, is earned based on NGP's achievement of certain business performance goals, including the successful fundraising by NGP of new fund commitments. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.
The amounts shown in the contractual obligations table above represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and our strategic investment in NGP Management. Except as noted below, the following table represents the maximum amounts that could be paid from our contingent cash obligations associated with our business acquisitions and our strategic investment in NGP Management:

	As of December 31, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$231.9	$183.0	$414.9	$227.8
Employment-based contingent cash consideration	260.5	45.0	305.5	156.8
Total	$492.4	$228.0	$720.4	$384.6

(1)
On our consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals and NGP) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits.

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
Guarantees
In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At December 31, 2014, approximately $7.9 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of December 31, 2014.
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
Contingent Obligations (Giveback)
An accrual for potential repayment of previously received performance fees of $104.4 million at December 31, 2014 ($113.4 million before $9.0 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on our consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2014. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $27.7 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of December 31, 2014 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.
If, as of December 31, 2014, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.4 billion, on an after-tax basis where applicable.
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

Contingencies
In the ordinary course of business, we are a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. We are not currently able to estimate the reasonably possible amount of loss or range of loss for the matters that have not been resolved. We do not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect us. We believe that these matters described below are without merit and intend to vigorously contest all allegations for the matters that have not been resolved.

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once a consortium has announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” To avoid the risk and cost associated with continuing the litigation through trial, we entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against us without any admission of liability. All of our codefendants also reached settlement agreements with plaintiffs. The Court granted preliminary approval of all the defendants' settlements, including Carlyle's, on September 29, 2014. A hearing on final approval of the settlements was held on February 11, 2015 and we are awaiting the Court's ruling. Carlyle Partners IV, L.P. (“CP IV”) and its affiliates will bear the costs of the settlement not covered by insurance. As a result, our performance fees from CP IV were reduced by $19.3 million.
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
Second, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on September 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after February 1, 2016. In addition, the liquidators’ lawsuit in Delaware was dismissed without prejudice in 2010 and their lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.
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

CEREP I and its subsidiaries are contesting the French tax assessment. An income tax hearing on these matters will be held on March 11, 2015 in front of the Administrative Court of Paris. In July 2012, we provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. We expect to incur costs on behalf of CEREP I and its related entities. We will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by us is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, we consolidated the fund into our consolidated financial statements. As of December 31, 2014, CEREP I had accrued €75.0 million ($90.8 million as of December 31, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in our consolidated financial statements.
Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2013 through December 31, 2014 is as follows:

	Units as of December 31, 2013	Units Issued	Units Forfeited	Units Exchanged	Units as of December 31, 2014
Carlyle Holdings partnership units held by the Partnership	48,605,870	9,033,879	—	9,389,293	67,029,042
Carlyle Holdings partnership units not held by the Partnership	262,164,851	516,526	(2,096,789)	(9,389,293)	251,195,295
Total Carlyle Holdings partnership units	310,770,721	9,550,405	(2,096,789)	—	318,224,337
The Carlyle Holdings partnership units issued to the Partnership during the period from December 31, 2013 through December 31, 2014 related to: (i) the Partnership using the net cash proceeds from the issuance of 4,500,000 common units in March 2014 to acquire 4,500,000 newly issued Carlyle Holdings partnership units, (ii) the vesting of the Partnership's deferred restricted common units during the year ended December 31, 2014, (iii) the acquisition of DGAM in February 2014, (iv) the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of Metropolitan, and (iv) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership's common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 731,970 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest.
The Carlyle Holdings partnership units issued to other limited partners during the period from December 31, 2013 through December 31, 2014 were issued to the sellers of Claren Road and Metropolitan as a result of the satisfaction of certain performance-vesting contingent consideration arrangements related to the acquisitions of Claren Road and Metropolitan. The Carlyle Holdings partnership units forfeited during the period from December 31, 2013 through December 31, 2014 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate primarily to the Partnership's use of the net cash proceeds from the issuance of 9,300,000 common units in March 2014 to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings.

Critical Accounting Policies
Principles of Consolidation. Our policy is to consolidate those entities in which we have control over significant operating, financing or investing decisions of the entity. All significant inter-entity transactions and balances have been eliminated.
For entities that are determined to be variable interest entities (“VIEs”), we consolidate those entities where we are deemed to be the primary beneficiary. Where VIEs have not qualified for the deferral of the revised consolidation guidance as described in Note 2 to our consolidated financial statements, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact’s the entity’s economic financial performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation guidance requires analysis to (a) determine whether an entity in which Carlyle holds a variable interest is a VIE, and (b) whether Carlyle’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires judgment. Our involvement with entities that have been subject to the revised consolidation guidance has generally been limited to our CLOs, the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, Metropolitan, DGAM, our investment in NGP Management, and our investments in Urbplan.
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
Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds”. We are generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by us upon appreciation of the valuation of our funds’ investments above certain return hurdles set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to the limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures.
Realized carried interest may be clawed-back or given back to the fund if the fund's investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, carried interest income could thus be negative; however, cumulative performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. Senior Carlyle professionals and employees who have received distributions of carried interest which are ultimately returned are contractually obligated to reimburse us for the amount returned. We record a receivable from current and former employees and our current and former senior Carlyle professionals for their individual portion of any giveback obligation that we establish. These receivables are included in due from affiliates and other receivables, net in our consolidated balance sheets.
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

For periods subsequent to the reorganization and initial public offering in May 2012, certain of our wholly-owned subsidiaries and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to our share of this income is reflected in the consolidated financial statements. Based on applicable foreign, state and local tax laws, we record a provision for income taxes for certain entities. Tax positions taken by us are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.
We use the liability method of accounting for deferred income taxes pursuant to U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on our gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of dedicated valuation professionals reporting to our chief financial officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in US GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer, the director of internal audit, and our audit committee. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.
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
Private Equity and Real Estate Investments — The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies or sales of comparable assets, and other measures which, in many cases, are unaudited at the time received. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rate (“cap rate”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., applying a key performance metric of the investment such as EBITDA or net operating income to a relevant valuation multiple or cap rate observed in the range of comparable companies or transactions), adjusted by us for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography and capital structure if applicable. The adjustments are reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools do not currently drive a significant portion of private equity or real estate valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.
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
CLO Investments and CLO Loans Payable — We have elected the fair value option to measure the loans payable of the CLOs at fair value, as we have determined that measurement of the loans payable issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The investments of the CLOs are also carried at fair value.
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
Net income from our consolidated CLOs resulting from underlying investment performance is substantially attributable to the investors in the CLOs and accordingly is reflected in non- controlling interests. A 10% change in value of the CLO investments (approximately $16.1 billion as of December 31, 2014) coupled with a correlated 10% change in value of the loans payable of the CLOs (approximately $16.1 billion as of December 31, 2014) will result in no material net income or loss to the non-controlling interests. However, if the investments in the CLOs change in value in an uncorrelated manner with the CLO liabilities, then the impact on net income attributable to non-controlling interests could be significant. Regardless, the impact on net income attributable to the Partnership is not significant.
Loans Payable of a Consolidated Real Estate VIE – We have elected the fair value option to measure the loans payable of a consolidated real estate VIE at fair value. The fair values of the loans are primarily based on discounted cash flows analyses, which consider the liquidity and current financial condition of the consolidated real estate VIE. These loans are classified as Level III.
Fund Investments — Our investments in external funds are valued based on our proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which is typically a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.
Investments include (i) our ownership interests (typically general partner interest) in the funds, (ii) the investments held by the Consolidated Funds, (iii) strategic investments made by us, and (iv) certain credit-oriented investments. The valuation procedures utilized for investments of the funds vary depending on the nature of the investment. The fair value of investments in publicly traded securities is based on the closing price of the security with adjustments to reflect appropriate discounts if the securities are subject to restrictions. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis.
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
Equity-Method Investments. We account for our investments, which include our fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically general partner interests, and its investments in NGP Management (included within Real Assets), which are not consolidated, using the equity method of accounting. The carrying value of equity-

method investments is determined based on amounts invested by us, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreement, less distributions received. Equity-method investment income includes the related amortization of the basis difference between our carrying value of our investment and our share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of the equity method investee. We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Effect on Fund Management Fees
Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. In addition, the terms of the governing agreements with respect to certain of our carry funds provide that the management fee base will be reduced when the aggregate fair market value of a fund’s investments is below its cost. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Our fund of hedge funds generally pay management fees quarterly that range from 0.2% to 1.5% of NAV. The proportion of our management fees that are based on NAV is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2014, approximately 16% of our fund management fees (20% of our fund management fees inclusive of management fees earned from Consolidated Funds) were based on the NAV of the applicable funds.
Effect on Performance Fees
Performance fees reflect revenue primarily from carried interest on our carry funds and incentive fees from our hedge funds. In our discussion of “Key Financial Measures” and “Critical Accounting Policies”, we disclose that performance fees are recognized upon appreciation of the valuation of our funds’ investments above certain return hurdles and are based upon the amount that would be due to Carlyle at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance fees depending upon the respective funds’ performance to date as compared to its hurdle rate and the related carry waterfall.

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2014 on our performance fee revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$634.5	$(467.9)
Global Market Strategies	43.6	(60.4)
Real Assets	182.1	(123.5)
Investment Solutions	182.2	(117.4)
Total	$1,042.4	$(769.2)

The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2014 on our performance fee revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$371.7	$(233.2)
Global Market Strategies	37.2	(53.4)
Real Assets	126.4	(85.6)
Investment Solutions	178.2	(115.0)
Total	$713.5	$(487.2)
The effect of the variability in performance fee revenue would be in part offset by performance fee related compensation. See also related disclosure in “Segment Analysis.”
Effect on Assets Under Management
With the exception of our hedge funds and our fund of hedge funds, our Fee-earning assets under management are generally not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the net asset value included in total assets under management by segment (excluding available capital), and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP:

	Total Assets Under Management, Excluding Available Commitments	Percentage Amount Classified as Level III Investments
	(Dollars in Millions)
Corporate Private Equity	$40,229	61%
Global Market Strategies (1)	$35,229	61%
Real Assets	$26,581	66%
Investment Solutions	$34,563	96%

(1)
Comprised of approximately $18.5 billion (100% Level III Investments) in our structured credit/other structured products funds, $13.4 billion (0% Level III Investments) in our hedge funds, $2.5 billion (89% Level III Investments) in our carry funds, $0.9 billion (97% Level III Investments) in our business development companies, and $0.1 billion (0% Level III Investments) in our mutual fund.

Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2014, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $28.6 million, (b) performance fees would decrease by $84.8 million and (c) investment loss would increase by $4.6 million.
Interest Rate Risk
We have obligations under our term loan facility and an additional term loan that was entered into in October 2013 that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

We are subject to interest rate risk associated with our variable rate debt financing. To manage this risk, we have an outstanding interest rate swap to fix the base LIBOR interest rate on our term loan facility borrowings with a notional amount of $425.0 million at December 31, 2014 that amortizes through September 30, 2016. In March 2013, we entered into a second interest rate swap with a notional amount of $400.0 million at December 31, 2014 that amortizes through September 30, 2016. The net effect of these interest rate swaps fixes the variable interest rate that we pay on the outstanding term loan facility borrowing ($25.0 million as of December 31, 2014) through September 30, 2016.
The additional term loan entered into during 2013 incurs interest at EURIBOR plus an applicable rate. We do not have any interest rate swaps in place for this borrowing.
Based on our debt obligations payable and our interest rate swaps as of December 31, 2014, we estimate that interest expense relating to variable rates would increase by an immaterial amount on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders of The Carlyle Group L.P.
We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (successor to Carlyle Group), as described in Note 1, (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Carlyle Group L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders of The Carlyle Group L.P.
We have audited The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Carlyle Group L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Carlyle Group L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Carlyle Group L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2014 of The Carlyle Group L.P. and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2015

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$1,242.0	$966.6
Cash and cash equivalents held at Consolidated Funds	1,551.1	1,402.7
Restricted cash	59.7	129.9
Restricted cash and securities of Consolidated Funds	14.9	25.7
Accrued performance fees	3,795.6	3,653.6
Investments	931.6	765.3
Investments of Consolidated Funds	26,028.8	26,886.4
Due from affiliates and other receivables, net	199.4	175.9
Due from affiliates and other receivables of Consolidated Funds, net	1,213.2	626.2
Receivables and inventory of a consolidated real estate VIE	163.9	180.4
Fixed assets, net	75.4	68.8
Deposits and other	59.2	38.5
Other assets of a consolidated real estate VIE	86.4	60.1
Intangible assets, net	442.1	582.8
Deferred tax assets	131.0	59.4
Total assets	$35,994.3	$35,622.3
Liabilities and partners’ capital
Loans payable	$40.2	$42.4
3.875% senior notes due 2023	499.9	499.8
5.625% senior notes due 2043	606.8	398.4
Loans payable of Consolidated Funds	16,052.2	15,220.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $243.6 million and $305.3 million as of December 31, 2014 and 2013, respectively)	146.2	122.1
Accounts payable, accrued expenses and other liabilities	396.2	265.1
Accrued compensation and benefits	2,312.5	2,253.0
Due to affiliates	184.2	403.7
Deferred revenue	93.7	64.1
Deferred tax liabilities	112.2	103.6
Other liabilities of Consolidated Funds	2,504.9	1,382.7
Other liabilities of a consolidated real estate VIE	84.9	97.7
Accrued giveback obligations	104.4	39.6
Total liabilities	23,138.3	20,892.9
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	3,761.5	4,352.0
Partners’ capital (common units, 67,761,012 and 49,353,406 issued and outstanding as of December 31, 2014 and 2013, respectively)	566.0	357.1
Accumulated other comprehensive loss	(39.0)	(11.2)
Partners’ capital appropriated for Consolidated Funds	184.5	463.6
Non-controlling interests in consolidated entities	6,446.4	7,696.6
Non-controlling interests in Carlyle Holdings	1,936.6	1,871.3
Total partners’ capital	9,094.5	10,377.4
Total liabilities and partners’ capital	$35,994.3	$35,622.3
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Fund management fees	$1,166.3	$984.6	$977.6
Performance fees
Realized	1,328.7	1,176.7	907.5
Unrealized	345.7	1,198.6	133.6
Total performance fees	1,674.4	2,375.3	1,041.1
Investment income (loss)
Realized	23.7	14.4	16.3
Unrealized	(30.9)	4.4	20.1
Total investment income (loss)	(7.2)	18.8	36.4
Interest and other income	20.6	11.9	14.5
Interest and other income of Consolidated Funds	956.0	1,043.1	903.5
Revenue of a consolidated real estate VIE	70.2	7.5	—
Total revenues	3,880.3	4,441.2	2,973.1
Expenses
Compensation and benefits
Base compensation	789.0	738.0	624.5
Equity-based compensation	344.0	322.4	201.7
Performance fee related
Realized	590.7	539.2	285.5
Unrealized	282.2	644.5	32.2
Total compensation and benefits	2,005.9	2,244.1	1,143.9
General, administrative and other expenses	526.8	496.4	357.5
Interest	55.7	45.5	24.6
Interest and other expenses of Consolidated Funds	1,042.0	890.6	758.1
Interest and other expenses of a consolidated real estate VIE	175.3	33.8	—
Other non-operating (income) expense	(30.3)	(16.5)	7.1
Total expenses	3,775.4	3,693.9	2,291.2
Other income
Net investment gains of Consolidated Funds	887.0	696.7	1,758.0
Income before provision for income taxes	991.9	1,444.0	2,439.9
Provision for income taxes	76.8	96.2	40.4
Net income	915.1	1,347.8	2,399.5
Net income attributable to non-controlling interests in consolidated entities	485.5	676.0	1,756.7
Net income attributable to Carlyle Holdings	429.6	671.8	642.8
Net income attributable to non-controlling interests in Carlyle Holdings	343.8	567.7	622.5
Net income attributable to The Carlyle Group L.P.	$85.8	$104.1	$20.3
Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$1.35	$2.24	$0.48
Diluted	$1.23	$2.05	$0.41
Weighted-average common units
Basic	62,788,634	46,135,229	42,562,928
Diluted	68,461,157	278,250,489	259,698,987
Distributions declared per common unit	$1.88	$1.33	$0.27
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$915.1	$1,347.8	$2,399.5
Other comprehensive income (loss)
Foreign currency translation adjustments	(730.1)	372.7	(308.2)
Cash flow hedges
Unrealized gains (loss) for the period	—	0.2	(10.2)
Less: reclassification adjustment for loss included in interest expense	2.4	3.8	7.1
Defined benefit plans
Unrealized gains (loss) for the period	(0.6)	0.9	(12.3)
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.4	0.8	—
Other comprehensive income (loss)	(727.9)	378.4	(323.6)
Comprehensive income	187.2	1,726.2	2,075.9
Less: Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	279.1	375.0	384.8
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	(632.9)	(1,152.3)	(1,844.3)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	465.2	(272.3)	9.0
Comprehensive income attributable to Carlyle Holdings	298.6	676.6	625.4
Less: Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(228.2)	(571.9)	(607.6)
Comprehensive income attributable to The Carlyle Group L.P.	$70.4	$104.7	$17.8
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling Interests in Consolidated Entities
(Dollars and units in millions)

	Common Units	Members’ Equity	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2011	—	$873.1	$—	$(55.8)	$853.7	$7,496.2	$—	$9,167.2	$1,923.4
Acquisition of CLOs	—	—	—	—	357.3	—	—	357.3	—
Contributions	—	9.3	—	—	12.4	340.7	—	362.4	719.1
Distributions	—	(658.5)	—	—	—	(813.9)	—	(1,472.4)	(114.8)
Net income (loss)	—	532.7	—	—	47.5	955.5	—	1,535.7	(20.8)
Currency translation adjustments	—	—	—	2.3	(4.1)	(168.0)	—	(169.8)	—
Change in fair value of cash flow hedge instruments	—	—	—	(2.2)	—	—	—	(2.2)	—
Contribution of equity interests in general partners of carry funds	—	261.1	—	—	—	—	—	261.1	—
Reorganization of beneficial interests in investments	—	(64.1)	—	—	—	64.1	—	—	—
Reorganization of carried interest rights of retired senior Carlyle professionals	—	(56.2)	—	—	—	56.2	—	—	—
Exchange of interests for Carlyle Holdings units	—	(897.4)	—	55.7	—	—	841.7	—	—
Balance post-reorganization	—	—	—	—	1,266.8	7,930.8	841.7	10,039.3	2,506.9
Issuance of common units in initial public offering, net of issuance costs	30.5	—	615.8	—	—	—	—	615.8	—
Deferred tax effects resulting from acquisition and exchange of interests in Carlyle Holdings	—	—	(9.4)	—	—	—	—	(9.4)	—
Dilution assumed with IPO	—	—	(469.8)	—	—	—	469.8	—	—
CalPERS equity exchange	12.7	—	70.1	(2.3)	—	—	(61.0)	6.8	—
Initial consolidation of a Consolidated Fund	—	—	—	—	—	5.0	—	5.0	—
Contributions	—	—	—	—	—	377.0	—	377.0	723.2
Distributions	—	—	(11.7)	—	—	(1,104.8)	(96.6)	(1,213.1)	(354.5)
Net income (loss)	—	—	20.3	—	(424.1)	1,186.8	89.8	872.8	11.8
Equity-based compensation	—	—	19.8	—	—	—	119.9	139.7	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	—	13.1	13.1	—
Currency translation adjustments	—	—	—	(1.0)	(4.1)	(127.6)	(5.7)	(138.4)	—
Defined benefit plans, net	—	—	—	(1.4)	—	(2.4)	(8.5)	(12.3)	—
Change in fair value of cash flow hedge instruments	—	—	—	(0.1)	—	—	(0.8)	(0.9)	—
Balance at December 31, 2012	43.2	—	235.1	(4.8)	838.6	8,264.8	1,361.7	10,695.4	2,887.4
Reallocation of ownership interests in Carlyle Holdings	0.2	—	20.6	(6.7)	—	—	(13.9)	—	—
Acquisition of non-controlling interests in consolidated entities	2.9	—	4.2	(0.3)	—	(33.1)	22.1	(7.1)	—
Issuance of common units related to acquisitions	0.1	—	0.3	—	—	—	1.8	2.1	—
Initial consolidation of Consolidated Funds	—	—	—	—	—	69.6	—	69.6	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	—	16.6	16.6	—
Equity-based compensation	—	—	51.3	—	—	—	276.3	327.6	—
Net delivery of vested common units	3.0	—	1.4	—	—	—	3.4	4.8	—
Contributions	—	—	—	—	—	673.4	—	673.4	1,803.1
Distributions	—	—	(59.9)	—	—	(2,430.4)	(368.6)	(2,858.9)	(610.8)
Net income (loss)	—	—	104.1	—	(383.1)	786.8	567.7	1,075.5	272.3
Currency translation adjustments	—	—	—	(0.2)	8.1	365.1	(0.3)	372.7	—
Defined benefit plans, net	—	—	—	0.2	—	0.4	1.1	1.7	—
Change in fair value of cash flow hedge instruments	—	—	—	0.6	—	—	3.4	4.0	—
Balance at December 31, 2013	49.4	—	357.1	(11.2)	463.6	7,696.6	1,871.3	10,377.4	4,352.0
Reallocation of ownership interests in Carlyle Holdings	0.1	—	41.2	(10.3)	—	—	(30.9)	—	—
Issuance of units in public offering, net of issuance costs	13.8	—	97.8	(2.1)	—	—	50.4	146.1	—
Issuance of common units related to acquisitions	0.7	—	3.7	—	—	—	19.4	23.1	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	—	12.8	12.8	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	—	9.7	—	—	—	—	9.7	—
Equity-based compensation	—	—	71.9	—	—	—	271.1	343.0	—
Net delivery of vested common units	3.8	—	1.5	—	—	—	1.2	2.7	—
Contributions	—	—	—	—	—	1,002.5	—	1,002.5	1,205.0
Distributions	—	—	(102.7)	—	—	(2,885.6)	(486.9)	(3,475.2)	(1,304.8)
Net income (loss)	—	—	85.8	—	(259.0)	1,209.7	343.8	1,380.3	(465.2)
Deconsolidation of a Consolidated Fund	—	—	—	—	—	—	—	—	(25.5)
Currency translation adjustments	—	—	—	(15.8)	(20.1)	(576.8)	(117.4)	(730.1)	—
Defined benefit plans, net	—	—	—	(0.1)	—	—	(0.1)	(0.2)	—
Change in fair value of cash flow hedge instruments	—	—	—	0.5	—	—	1.9	2.4	—
Balance at December 31, 2014	67.8	$—	$566.0	$(39.0)	$184.5	$6,446.4	$1,936.6	$9,094.5	$3,761.5
See accompanying notes.

The Carlyle Group L.P.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$915.1	$1,347.8	$2,399.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	192.1	163.6	107.8
Equity-based compensation	344.0	322.4	201.7
Excess tax benefits related to equity-based compensation	(2.7)	(1.9)	—
Non-cash performance fees	(572.9)	(1,525.5)	(192.6)
Other non-cash amounts	(1.4)	(9.1)	8.4
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(785.6)	(1,369.6)	(2,571.2)
Realized/unrealized (loss) gain from loans payable of Consolidated Funds	(11.9)	695.8	926.2
Purchases of investments by Consolidated Funds	(10,566.3)	(11,555.0)	(7,176.3)
Proceeds from sale and settlements of investments by Consolidated Funds	10,685.6	11,631.6	8,530.5
Non-cash interest income, net	(26.2)	(81.1)	(80.6)
Change in cash and cash equivalents held at Consolidated Funds	2,516.8	2,419.9	1,274.7
Change in other receivables held at Consolidated Funds	(414.7)	(228.8)	41.5
Change in other liabilities held at Consolidated Funds	63.3	(120.5)	(1,038.9)
Investment (income) loss	14.9	(4.8)	(32.1)
Purchases of investments and trading securities	(221.9)	(93.0)	(540.4)
Proceeds from the sale of investments and trading securities	544.4	294.3	215.6
Payments of contingent consideration	(59.6)	—	—
Changes in deferred taxes, net	10.5	44.5	(9.3)
Change in due from affiliates and other receivables	(4.2)	(7.8)	10.1
Change in receivables and inventory of a consolidated real estate VIE	—	10.1	—
Change in deposits and other	(10.9)	9.7	9.4
Change in other assets of a consolidated real estate VIE	(25.0)	4.3	—
Change in accounts payable, accrued expenses and other liabilities	(23.4)	46.6	3.4
Change in accrued compensation and benefits	155.4	935.5	(5.3)
Change in due to affiliates	(81.6)	96.7	(23.6)
Change in other liabilities of a consolidated real estate VIE	(24.9)	(32.1)	—
Change in deferred revenue	36.8	0.7	(30.1)
Net cash provided by operating activities	2,645.7	2,994.3	2,028.4
Cash flows from investing activities
Change in restricted cash	69.8	(95.4)	(9.6)
Purchases of fixed assets, net	(29.7)	(29.5)	(32.7)
Purchases of intangible assets	—	—	(41.0)
Acquisitions, net of cash acquired	(3.1)	(10.2)	(42.8)
Net cash provided by (used in) investing activities	37.0	(135.1)	(126.1)
Cash flows from financing activities
Borrowings under credit facility	—	—	820.0
Repayments under credit facility	—	(386.3)	(744.6)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1	—
Proceeds from loans payable	—	17.1	—
Payments on loans payable	—	(475.0)	(310.0)
Net payments on loans payable of a consolidated real estate VIE	(34.4)	(1.5)	—
Net payment on loans payable of Consolidated Funds	(1,033.4)	(1,595.2)	(1,415.2)
Payments of contingent consideration	(39.5)	(23.9)	(10.0)
Distributions to common unitholders	(102.7)	(59.9)	(11.7)
Distributions to non-controlling interest holders in Carlyle Holdings	(486.9)	(372.9)	(96.6)
Net proceeds from issuance of common units, net of offering costs	449.5	—	615.8
Excess tax benefits related to equity-based compensation	2.7	1.9	—
Contributions from predecessor owners	—	—	9.3
Distributions to predecessor owners	—	—	(452.3)
Contributions from non-controlling interest holders	2,203.1	2,474.9	2,044.7
Distributions to non-controlling interest holders	(4,190.4)	(3,038.0)	(2,310.2)
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	(7.1)	—
Change in due to/from affiliates financing activities	(38.4)	17.3	0.7
Change in due to/from affiliates and other receivables of Consolidated Funds	1,069.6	55.5	18.8
Net cash used in financing activities	(2,293.4)	(2,503.7)	(1,841.3)
Effect of foreign exchange rate changes	(113.9)	44.0	(3.5)
Increase in cash and cash equivalents	275.4	399.5	57.5
Cash and cash equivalents, beginning of period	966.6	567.1	509.6
Cash and cash equivalents, end of period	$1,242.0	$966.6	$567.1
Supplemental cash disclosures
Cash paid for interest	$51.9	$28.6	$24.7
Cash paid for income taxes	$58.7	$50.4	$56.1
Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$30.9	$13.9	$—
Increase to partners’ capital from acquisition of non-controlling interests in consolidated entities	$—	$3.9	$—
Initial consolidation of Consolidated Funds	$—	$69.6	$5.0
Net assets related to consolidation of the CLOs	$—	$—	$357.3
Non-cash distributions to predecessor owners	$—	$—	$402.5
Non-cash contributions from non-controlling interest holders	$4.4	$1.6	$127.7
Non-cash distributions to non-controlling interest holders	$—	$3.2	$77.8
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$67.8	$—	$—
Tax receivable agreement liability	$58.1	$—	$—
Total partners’ capital	$9.7	$—	$—
Reorganization:
Transfer of partners’ capital to non-controlling interests in consolidated entities	$—	$—	$120.3
Deferred taxes from transfer of ownership interests	$—	$—	$9.4
Exchange of CalPERS equity interests:
Deferred tax asset	$—	$—	$41.7
Tax receivable agreement liability	$—	$—	$34.9
Total partners’ capital	$—	$—	$6.8

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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions (formerly called Solutions) (see Note 18).
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
Additionally, the acquisition by the Partnership of the 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings is subject to the terms of the tax receivable agreement. Accordingly, the Partnership recorded a deferred tax asset of $70.0 million, an increase to the liability owed under the tax receivable agreement of $60.1 million, and an increase in partners’ capital of $9.9 million based on estimated tax information available at the time. The Partnership recorded subsequent adjustments for this exchange due to updated relevant tax calculations, which decreased the deferred tax asset by $2.2 million, decreased the liability to the limited partners by $2.0 million and decreased partners’ capital by $0.2 million. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable.
Following the issuance of common units from the March 2014 public offering, the issuance of common units for the acquisition of Diversified Global Asset Management Corporation (“DGAM”, see Note 3) and the vesting of deferred restricted common units, the total number of Partnership common units outstanding as of December 31, 2014 was 67,761,012 common units.

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
As of December 31, 2014, assets and liabilities of consolidated VIEs reflected in the consolidated balance sheets were $24.1 billion and $17.6 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.
The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of December 31, 2014, the Partnership held $106.9 million of investments in these CLOs which represent its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investments in Unconsolidated Variable Interest Entities
The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 6 for information on this investment. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to these unconsolidated entities. The assets recognized in the Partnership’s consolidated balance sheets related to the Partnership’s interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Investments	$511.8	$364.8
Receivables	3.7	132.4
Maximum Exposure to Loss	$515.5	$497.2
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
All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Partnership’s consolidated statements of operations. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Partnership’s consolidated balance sheets as partners’ capital appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in consolidated entities in the consolidated statements of operations and partners’ capital appropriated for Consolidated Funds in the consolidated balance sheets.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of our managed accounts base management fees on contributions for unrealized investments or the current value of the investment at all times. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.
For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.5% to 2.0% of NAV per year. The mutual fund will generally pay management fees of 0.75% per year of daily net asset value. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs/structured products and credit opportunities are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.
Management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge fund vehicles generally range from 0.2% to 1.5% of net asset value. Management fees for our Investment Solutions segment are generally due quarterly and recognized over the related quarter.
The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $73.3 million, $50.6 million and $49.5 million million for the years ended December 31, 2014, 2013 and 2012, respectively, net of any offsets as defined in the respective partnership agreements.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2014 and 2013, the Partnership has recognized $104.4 million and $39.6 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. Interest income earned by the Partnership is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $864.9 million, $876.8 million and $772.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of December 31, 2014 and 2013, the Partnership had recorded a liability of $1.8 billion and $1.7 billion, respectively, related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated financial statements.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $29.9 million and $55.2 million at December 31, 2014 and 2013, respectively.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.
Restricted Cash
In addition to the unrestricted cash held for potential giveback obligations discussed above, the Partnership is required to withhold a certain portion of the carried interest proceeds from one of its Corporate Private Equity funds to provide a reserve for potential giveback obligations. In connection with this agreement, cash and cash equivalents of $13.2 million is included in restricted cash at December 31, 2014 and 2013. Restricted cash at December 31, 2014 and 2013 also includes $8.7 million and $89.2 million, respectively, of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in January 2015 and 2014, respectively. Also included in restricted cash at December 31, 2014 and 2013 is €4.4 million ($5.4 million and $6.1 million as of December 31, 2014 and 2013, respectively) in escrow related to a tax contingency at one of the Partnership’s

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

real estate funds (see Note 11). The remaining balance in restricted cash at December 31, 2014 and 2013 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.
Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $2.3 million and $13.4 million is included in restricted cash and securities of Consolidated Funds at December 31, 2014 and 2013, respectively.
Certain CLOs hold U.S. Treasury notes, Obligation Assimilable du Tresor Securities (“OATS”) Strips and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of December 31, 2014 and 2013, securities of $12.6 million and $12.3 million, respectively, are included in restricted cash and securities of Consolidated Funds.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.9)	$(1.0)
Currency translation adjustments	(35.8)	(8.5)
Unrealized losses on defined benefit plans	(2.3)	(1.7)
Total	$(39.0)	$(11.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $8.8 million, $6.3 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements

On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Partnership beginning on January 1, 2016, however, early adoption is permitted. The Partnership is currently assessing the potential impact that this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. Under the Partnership's current practice, the difference between the fair value of the financial assets and the fair value of the financial liabilities is classified within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 requires the reporting entity to initially measure both the financial assets and financial liabilities using the fair value of the financial assets or financial liabilities, whichever is more observable. As a result, the reporting entity will no longer have a difference to report within appropriated partners’ capital. This guidance is effective for the Partnership on January 1, 2016. The Partnership’s consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. The guidance is expected to change the measurement of the financial assets or financial liabilities of the Partnership's consolidated CLOs, which will impact net income but not impact net income attributable to the Partnership. Upon adoption, substantially all the balance within partners' capital appropriated for Consolidated Funds will be reclassified to investments of Consolidated Funds or loans payable of Consolidated Funds. At December 31, 2014, partners' capital appropriated for Consolidated Funds was $184.5 million.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9 is effective for the

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Partnership beginning on January 1, 2017. The Partnership is still assessing the potential impact of this guidance, however, this may have a material impact on the Partnership's consolidated financial statements by significantly delaying the recognition of performance fee revenue.
In June 2013, the FASB issued ASU 2013-8, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-8 provides additional guidance on the characteristics necessary to qualify as an investment company. The Partnership currently consolidates entities that are investment companies and the Partnership retains the specialized accounting for those investment companies in its consolidated financial statements. The guidance in ASU 2013-8 was effective for the Partnership beginning on January 1, 2014. The Partnership adopted this guidance as of January 1, 2014. The adoption did not have a material impact on the Partnership’s consolidated financial statements.

3.    Acquisitions
Acquisition of Diversified Global Asset Management Corporation
On February 3, 2014, the Partnership acquired 100% of the equity interests in DGAM, a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. As of February 3, 2014, DGAM also advised on $3.6 billion in assets, for which it earns a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM is the Partnership’s fund of hedge funds platform and is included in the Partnership’s Investment Solutions business segment. In connection with this transaction, the Partnership incurred approximately $1.3 million of acquisition costs that were recorded as expenses.
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
The amount of revenue and earnings of DGAM recognized since the acquisition date and the pro forma impact to the Partnership’s consolidated financial results for the the years ended December 31, 2014 and 2013, as if the acquisition had been consummated as of January 1, 2013, were not significant.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The fair value of The Carlyle Group L.P. common units issued as consideration in the transaction was based on the quoted price of the Partnership’s common units on the NASDAQ exchange at closing. This fair value measurement was based on inputs that are directly observable and thus represented a Level I measurement as defined in the accounting guidance for fair value measurement.
Acquisition of Metropolitan Real Estate Equity Management
On November 1, 2013, the Partnership acquired 100% of the equity interests in Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), a global manager of real estate fund of funds with more than $2.6 billion in capital commitments at the acquisition date. The purchase price consisted of approximately $12.8 million in cash and 67,338 newly issued common units (approximately $2.1 million). The transaction also included contingent consideration that is payable through 2018 upon the achievement of performance conditions of up to $5.0 million in cash and common units equivalent to $10.0 million at the time of vesting. Additionally, the transaction included compensation of 52,889 newly issued Carlyle Holdings partnership units (approximately $1.6 million) that vest ratably over a period of 5 years, up to $10.4 million of cash payable through 2018 based on the achievement of performance conditions, and $10.6 million and $10.0 million of Carlyle Holdings partnership units and common units, respectively, that are issuable through 2023 based on the achievement of performance conditions and time vesting. The Partnership consolidated the financial position and results of operations of Metropolitan effective November 1, 2013 and accounted for this transaction as a business combination. Metropolitan is included in the Partnership’s Investment Solutions business segment.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2014:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$346.8	$156.8	$1,968.5	$2,472.1
Bonds	—	—	1,235.8	1,235.8
Loans	—	—	15,084.9	15,084.9
Partnership and LLC interests(1)	—	—	3,481.0	3,481.0
Hedge funds	—	3,753.5	—	3,753.5
Other	—	—	1.5	1.5
	346.8	3,910.3	21,771.7	26,028.8
Trading securities	—	—	3.3	3.3
Restricted securities of Consolidated Funds	4.0	—	8.6	12.6
Total	$350.8	$3,910.3	$21,783.6	$26,044.7
Liabilities
Loans payable of Consolidated Funds	$—	$—	$16,052.2	$16,052.2
Loans payable of a consolidated real estate VIE	—	—	146.2	146.2
Interest rate swaps	—	3.2	—	3.2
Derivative instruments of the CLOs	—	—	17.2	17.2
Contingent consideration(2)	—	—	51.1	51.1
Total	$—	$3.2	$16,266.7	$16,269.9

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

(2)
Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan, excluding employment-based contingent consideration (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2013:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$610.5	$24.0	$2,714.1	$3,348.6
Bonds	—	—	1,249.5	1,249.5
Loans	—	—	14,067.8	14,067.8
Partnership and LLC interests(1)	—	—	3,815.2	3,815.2
Hedge funds	—	4,403.3	—	4,403.3
Other	—	—	2.0	2.0
	610.5	4,427.3	21,848.6	26,886.4
Trading securities	—	—	6.9	6.9
Restricted securities of Consolidated Funds	3.7	—	8.6	12.3
Total	$614.2	$4,427.3	$21,864.1	$26,905.6
Liabilities
Loans payable of Consolidated Funds	$—	$—	$15,220.7	$15,220.7
Loans payable of a consolidated real estate VIE	—	—	122.1	122.1
Interest rate swaps	—	6.3	—	6.3
Derivative instruments of the CLOs	—	—	13.1	13.1
Contingent consideration(2)	—	15.7	178.8	194.5
Total	$—	$22.0	$15,534.7	$15,556.7

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

(2)
Related to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan, excluding employment-based contingent consideration (see Note 9).

Transfers from Level II to Level I during the year ended December 31, 2013 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were classified as Level II at December 31, 2012. There were no transfers from Level II to Level I during the year ended December 31, 2014.
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief financial officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officer, the business segment heads, and observed by the chief compliance officer, the director of internal audit and the Partnership's audit committee. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:
Private Equity and Real Estate Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies or sales of comparable assets, and other measures which, in many cases, are unaudited at the time received. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rate (“cap rate”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., applying a key performance metric of the investment such as EBITDA or net operating income to a relevant valuation multiple or cap rate observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar models. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography and capital structure if applicable. The adjustments are reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools do not currently drive a significant portion of private equity or real estate valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.
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
Fund Investments – The Partnership’s investments in external funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2014
	Investments of Consolidated Funds					Trading securities and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(273.6)	—	—	—	—	—	—	(273.6)
Purchases	46.4	748.9	8,212.4	297.5	—	—	—	9,305.2
Sales	(618.0)	(623.1)	(2,431.9)	(1,239.7)	(0.5)	(3.7)	—	(4,916.9)
Settlements	—	—	(3,979.6)	—	—	—		(3,979.6)
Realized and unrealized gains (losses), net	95.1	(139.5)	(783.8)	608.0	—	0.1	—	(220.1)
Balance, end of period	$1,968.5	$1,235.8	$15,084.9	$3,481.0	$1.5	$3.3	$8.6	$21,783.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$71.9	$(11.7)	$(99.6)	$142.7	$0.8	$0.1	$—	$104.2

	Financial Assets Year Ended December 31, 2013
	Investments of Consolidated Funds					Trading securities and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other
Balance, beginning of period	$2,475.1	$934.2	$13,290.1	$4,315.5	$7.3	$20.0	$—	$21,042.2
Initial consolidation of funds	—	—	—	60.9	10.4	—	—	71.3
Transfers in (1)	2.9	—	—	—	—	—	8.5	11.4
Transfers out (1)	(12.0)	—	—	—	—	—	—	(12.0)
Purchases	201.8	859.7	8,390.6	261.5	21.6	—	—	9,735.2
Sales	(312.3)	(648.8)	(2,814.6)	(1,438.9)	(9.6)	(14.5)	—	(5,238.7)
Settlements	—	—	(5,248.8)	—	—	—	—	(5,248.8)
Realized and unrealized gains (losses), net	358.6	104.4	450.5	616.2	(27.7)	1.4	0.1	1,503.5
Balance, end of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$349.0	$34.2	$130.6	$(387.8)	$(36.1)	$(1.0)	$0.1	$89.0

(1)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities Year Ended December 31, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$178.8	$122.1	$15,534.7
Initial consolidation of funds	2,656.9	—	—	—	2,656.9
Borrowings	2,251.2	—	—	53.4	2,304.6
Paydowns	(3,286.5)	—	(97.9)	(87.8)	(3,472.2)
Issuances of equity	—	—	(1.8)	—	(1.8)
Sales	—	(4.4)	—	—	(4.4)
Realized and unrealized (gains) losses, net	(790.1)	8.5	(28.0)	58.5	(751.1)
Balance, end of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(101.8)	$(7.4)	$(8.4)	$58.5	$(59.1)

	Financial Liabilities Year Ended December 31, 2013
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$13,656.7	$15.8	$186.7	$—	$13,859.2
Initial consolidation of a real estate VIE	—	—	—	123.8	123.8
Initial consolidation of funds	2,152.3	—	—	—	2,152.3
Contingent consideration from acquisitions	—	—	7.0	—	7.0
Transfers out (1)	—	—	—	(3.7)	(3.7)
Borrowings	977.5	—	—	11.8	989.3
Paydowns	(2,534.2)	—	(21.6)	(17.6)	(2,573.4)
Sales	—	(8.4)	—	—	(8.4)
Realized and unrealized losses, net	968.4	5.7	6.7	7.8	988.6
Balance, end of period	$15,220.7	$13.1	$178.8	$122.1	$15,534.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$608.7	$(5.0)	$6.7	$7.8	$618.2

(1)
Transfers out of the loans payable of a consolidated real estate VIE relates to the deconsolidation of certain subsidiaries of the VIE upon the sale or transfer of the VIE’s ownership interests in the subsidiary.

Total realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the consolidated statements of operations.
Total realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating (income) expenses, and such gains and losses for loans payable of a consolidated real estate VIE are included in interest and other expenses of a consolidated real estate VIE in the consolidated statement of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2014:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2014	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$1,783.7	Comparable Multiple	LTM EBITDA Multiple	4.8x- 16.2x (12.1x)
	168.7	Comparable Multiple	Forward EBITDA Multiple	8.4x-8.4x (8.4x)
	16.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $246 ($0)

Bonds	1,235.8	Consensus Pricing	Indicative Quotes (% of Par)	1 - 133 (99)
Loans	14,873.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 126 (98)
	211.5	Market Yield Analysis	Market Yield	5% - 17% (11%)
Partnership and LLC interests	3,481.0	NAV of Underlying Fund(1)	N/A	N/A
Other	1.5	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 6 (3)
	21,771.7
Trading securities and other	3.0	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
	0.3	Discounted Cash Flow	Discount Rate	10% - 10% (10%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	87 - 87 (87)
Total	$21,783.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,757.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	35 - 100 (98)
Subordinated notes and preferred shares	1,278.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	1 - 132 (63)
Combination notes	15.9	Consensus Pricing	Indicative Quotes (% of Par)	97 - 98 (98)
Loans payable of a consolidated real estate VIE	146.2	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (36%)
			Discount Rate	23% - 33% (26%)
Derivative instruments of Consolidated Funds	17.2	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	2 - 22 (11)
Contingent cash consideration(2)	51.1	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (20%)
			Discount Rate	5% - 18% (13%)
Total	$16,266.7

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2013:

(Dollars in millions)	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$2,479.6	Comparable Multiple	LTM EBITDA Multiple	5.6x - 15.5x (10.8x)
	169.7	Comparable Multiple	Price Earnings Multiple	17.0x - 17.0x (17.0x)
	10.2	Comparable Multiple	Book Value Multiple	1.0x -1.0x (1.0x)
	24.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $250 ($0)
	30.5	Discounted Cash Flow	Discount Rate	5% - 12% (11%)
			Exit Cap Rate	11% - 11% (11%)
Bonds	1,249.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 130 (100)
Loans	13,858.6	Consensus Pricing	Indicative Quotes (% of Par)	0 - 158 (98)
	209.2	Market Yield Analysis	Market Yield	5% - 17% (10%)
Partnership and LLC interests	3,815.2	NAV of Underlying Fund(1)	N/A	N/A
Other	2.0	Various	N/A	N/A
	21,848.6
Trading securities and other	5.0	Comparable Multiple	LTM EBITDA Multiple	5.9x - 5.9x (5.9x)
	1.9	Discounted Cash Flow	Discount Rate	7% - 7% (7%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	86 - 86 (86)
Total	$21,864.1
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$13,910.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	2% - 10%(3%)
			Default Rates	1% - 6% (3%)
			Recovery Rates	50% - 75%(63%)
			Indicative Quotes (% of Par)	40 - 101 (98)
Subordinated notes and preferred shares	1,294.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 25%(16%)
			Default Rates	1% - 6% (2%)
			Recovery Rates	50% - 75% (62%)
			Indicative Quotes (% of Par)	0 - 102 (60)
Combination notes	16.3	Consensus Pricing	Indicative Quotes (% of Par)	93 - 100(98)
Loans payable of a consolidated real estate VIE	122.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (45%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	13.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 108 (6)
Contingent cash consideration(2)	178.8	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (46%)
			Discount Rate	1% - 25% (13%)
Total	$15,534.7

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

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

5.    Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity	$2,932.6	$2,830.4
Global Market Strategies	129.9	167.2
Real Assets	272.9	277.2
Investment Solutions	460.2	378.8
Total	$3,795.6	$3,653.6
Approximately 55% of accrued performance fees at December 31, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Approximately 62% of accrued performance fees at December 31, 2013 are related to Carlyle Partners IV, L.P., and Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity	$(52.4)	$(10.4)
Global Market Strategies	—	(2.1)
Real Assets	(52.0)	(27.1)
Total	$(104.4)	$(39.6)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Corporate Private Equity	$1,340.2	$1,907.4	$786.1
Global Market Strategies	81.7	208.2	99.6
Real Assets	66.5	79.7	90.7
Investment Solutions	186.0	180.0	64.7
Total	$1,674.4	$2,375.3	$1,041.1
Approximately 71%, or $1.2 billion, of performance fees for the year ended December 31, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds. Total revenues recognized from Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., were $680.5 million and $658.5 million, respectively, for the year ended December 31, 2014.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

6.    Investments
Investments consist of the following:

	As of December 31,
	2014	2013
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$918.7	$751.1
Trading securities and other investments	12.9	14.2
Total investments	$931.6	$765.3
Strategic Investment in NGP
On December 20, 2012, the Partnership entered into separate purchase agreements with ECM Capital, L.P. and Barclays Natural Resource Investments, a division of Barclays Bank PLC (“BNRI”), pursuant to which the Partnership agreed to invest in NGP, an Irving, Texas-based energy investor.
The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 47.5% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 7.5% of the carried interest received by such fund general partners. In addition, in January 2015 following the termination of the investment period of the NGP Natural Resources X, L.P. fund (“NGP X”), the Partnership paid $7.5 million to acquire an additional 7.5% equity interest in NGP Management that, together with the initial interests described above, entitles the Partnership beginning in January 2015 to an allocation of income equal to 55% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds. This increase in the allocation of income did not result in a change in accounting for the investment as an equity method investment.
The sellers also granted the Partnership options to purchase additional interests in NGP. Specifically, the Partnership acquired (1) an option, exercisable by the Partnership between July 1, 2014 and July 1, 2015, to purchase from BNRI the net capital amount that has been contributed by BNRI in the general partner of NGP X entitling the Partnership to an allocation of income equal to 40% of the carried interest received by such fund general partner; (2) an option, exercisable by the Partnership from December 20, 2012 until January 1, 2015, to purchase from BNRI additional interests in the general partners of all future carry funds advised by NGP entitling the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners; and (3) an option, exercisable by the Partnership in approximately 13 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.
In consideration for these interests and options, the Partnership paid an aggregate of $384.0 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of 5 years. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable from 2015 through 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction includes contingent consideration payable to BNRI of up to $183.0 million, which will be payable partly in cash and partly by a promissory note issued by the Partnership, if the performance conditions are met.

As of December 31, 2014, the NGP Natural Resources XI, L.P. fund (“NGP XI”) had closed on aggregate commitments of approximately $4.2 billion. Substantially all of these commitments are entitled to a fee holiday through January 1, 2016 pursuant to which investors will only be required to pay management fees on invested capital. Based on the amount of NGP XI commitments raised through December 31, 2014, it is probable that BNRI will be entitled to receive a portion of the contingent consideration when such payment becomes due. Accordingly, as of December 31, 2014, the Partnership has accrued $159.8 million related to this future payment obligation.  On January 15, 2015, NGP XI had a final closing, following which it is probable that BNRI will receive the maximum contingent consideration of $183.0 million when

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

such payment becomes due; and therefore, the remaining accrual of $23.2 million will be recognized in the first quarter of 2015. The timing of the cash payment and issuance of the promissory note to BNRI is based on the contractual agreement between the Partnership and BNRI, which is currently estimated to be in early 2016. BNRI has asserted that the payment should be made earlier, and the dispute about the exact timing of the payment has not been resolved.

The Partnership also entered into a senior advisor consulting agreement with the chief executive officer of NGP and granted deferred restricted common units to a group of NGP personnel who are providing the Partnership with consulting services.
In May 2014, the Partnership exercised the option to acquire additional interests in the general partners of all future carry funds advised by NGP, which entitles the Partnership to an additional equity allocation equal to 40% of the carried interest received by such fund general partners, which when added to the allocation of income of 7.5% of carried interest received by such fund general partners which the Partnership acquired in 2012, entitles the Partnership to a total equity allocation of 47.5% of the carried interest received by such fund general partners. The exercise price for this option was approximately $35.2 million and is included in the carrying value of the Partnership’s equity-method investments in NGP. In July 2014, the Partnership exercised its option to acquire interests in the general partner of NGP X, which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The exercise price for this option was approximately $61.3 million. The Partnership additionally acquired certain general partner investments in the NGP X fund, for which it paid $16.6 million. As of December 31, 2014, the carrying value of the Partnership's investment in the NGP X general partner attributable to the carried interest allocation was approximately $18.5 million, and the carrying value of the Partnership's general partner investments in the NGP X fund were $20.4 million.
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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Management fees	$56.8	$63.2	$2.1
Performance fees	(39.2)	—	—
Investment income (loss)	(2.2)	—	—
Expenses and amortization of basis differences	(74.7)	(77.2)	(1.0)
Net investment income (loss)	$(59.3)	$(14.0)	$1.1

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $141.6 million, $199.6 million and $259.8 million as of December 31, 2014, 2013 and 2012, respectively; these differences are amortized over a period of ten years from the initial investment date.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of December 31,
	2014	2013
	(Dollars in millions)
Corporate Private Equity	$246.3	$206.5
Global Market Strategies	25.3	25.1
Real Assets	647.1	519.5
Total	$918.7	$751.1

The summarized financial information of the Partnership’s equity method investees from the date of initial investment is as follows (Dollars in millions):

										Aggregate Totals
	Corporate Private Equity			Global Market Strategies			Real Assets
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Statement of income information
Investment income	$528.3	$699.7	$733.3	$193.5	$199.3	$150.9	$1,114.7	$1,034.6	$517.1	$1,836.5	$1,933.6	$1,401.3
Expenses	665.6	495.9	526.0	48.7	65.0	65.3	678.2	508.6	381.5	1,392.5	1,069.5	972.8
Net investment income (loss)	(137.3)	203.8	207.3	144.8	134.3	85.6	436.5	526.0	135.6	444.0	864.1	428.5
Net realized and unrealized gain (loss)	8,387.9	9,795.5	5,401.9	247.0	305.2	297.1	2,611.0	209.7	1,358.0	11,245.9	10,310.4	7,057.0
Net income (loss)	$8,250.6	$9,999.3	$5,609.2	$391.8	$439.5	$382.7	$3,047.5	$735.7	$1,493.6	$11,689.9	$11,174.5	$7,485.5

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Balance sheet information
Investments	$38,498.0	$38,269.2	$2,398.4	$2,091.1	$29,815.1	$26,511.5	$70,711.5	$66,871.8
Total assets	$41,636.9	$40,368.2	$2,542.2	$2,719.6	$31,009.3	$27,278.9	$75,188.4	$70,366.7
Debt	$276.3	$232.1	$67.3	$173.7	$1,042.9	$1,151.2	$1,386.5	$1,557.0
Other liabilities	$1,445.3	$328.5	$15.0	$175.5	$875.2	$444.3	$2,335.5	$948.3
Total liabilities	$1,721.6	$560.6	$82.3	$349.2	$1,918.1	$1,595.5	$3,722.0	$2,505.3
Partners’ capital	$39,915.3	$39,807.6	$2,459.9	$2,370.4	$29,091.2	$25,683.4	$71,466.4	$67,861.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
(Loss) income from equity investments	$(8.3)	$14.2	$32.7
Income from trading securities	0.1	4.2	5.7
Other investment income (loss)	1.0	0.4	(2.0)
Total	$(7.2)	$18.8	$36.4
Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the consolidated statements of operations and consists of:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Corporate Private Equity	$53.8	$59.2	$35.7
Global Market Strategies	1.3	4.6	1.2
Real Assets	(63.4)	(49.6)	(4.2)
Total	$(8.3)	$14.2	$32.7
Trading Securities and Other Investments
Trading securities and other investments as of December 31, 2014 and 2013 primarily consisted of $12.9 million and $14.2 million, respectively, of investments in corporate mezzanine securities and bonds, as well as other cost method investments.

Investments of Consolidated Funds
During the year ended December 31, 2014, the Partnership formed eight new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its consolidated financial statements beginning on their respective closing dates. As of December 31, 2014, the total assets of these CLOs included in the Partnership’s consolidated financial statements were approximately $5.3 billion.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds

Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2014	2013	2014	2013
	(Dollars in millions)
United States
Equity securities:
Commercial & Professional Services	$201.3	$381.1	0.77%	1.42%
Diversified Financials	264.4	371.0	1.02%	1.38%
Food, Beverage & Tobacco	414.0	276.0	1.59%	1.03%
Media	97.3	108.9	0.37%	0.41%
Health Care Equipment & Services	100.9	101.6	0.39%	0.38%
Consumer Services	67.7	78.5	0.26%	0.29%
Retailing	—	71.4	—%	0.27%
Capital Goods	60.3	69.5	0.23%	0.26%
Software & Services	38.9	55.2	0.15%	0.21%
Transportation	49.6	34.0	0.19%	0.13%
Food & Staples Retailing	30.9	23.9	0.12%	0.09%
Consumer Durables & Apparel	7.6	13.6	0.03%	0.05%
Other	0.9	15.8	—%	0.06%
Total equity securities (cost of $1,337.9 and $1,731.9 at December 31, 2014 and 2013, respectively)	1,333.8	1,600.5	5.12%	5.95%
Partnership and LLC interests:
Fund Investments (cost of $2,154.3 and $2,445.0 at December 31, 2014 and 2013, respectively)	2,188.5	2,450.9	8.41%	9.11%
Loans:
Retailing	109.1	58.3	0.42%	0.22%
Diversified Financials	6.7	41.5	0.03%	0.15%
Commercial & Professional Services	31.1	31.3	0.12%	0.12%
Materials	32.5	28.3	0.12%	0.11%
Food, Beverage & Tobacco	—	25.4	—%	0.09%
Transportation	27.8	19.9	0.11%	0.07%
Other	4.3	4.5	0.02%	0.02%
Total loans (cost of $260.7 and $285.4 at December 31, 2014 and 2013, respectively)	211.5	209.2	0.82%	0.78%
Total investment in Hedge Funds	3,753.5	4,403.3	14.42%	16.38%
Assets of the CLOs
Bonds	141.8	284.6	0.54%	1.06%
Equity	6.5	24.5	0.02%	0.09%
Loans	10,203.3	8,926.3	39.20%	33.20%
Total assets of the CLOs (cost of $10,413.0 and $9,192.9 at December 31, 2014 and 2013, respectively)	10,351.6	9,235.4	39.76%	34.35%
Total United States	$17,838.9	$17,899.3	68.53%	66.57%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2014	2013	2014	2013
	(Dollars in millions)
Europe
Equity securities:
Food & Staples Retailing	$350.4	$317.9	1.35%	1.18%
Energy	168.8	255.1	0.65%	0.95%
Retailing	119.4	201.2	0.46%	0.75%
Health Care Equipment & Services	97.8	91.6	0.38%	0.34%
Capital Goods	—	88.7	—%	0.33%
Commercial & Professional Services	75.4	85.9	0.29%	0.32%
Transportation	88.8	85.8	0.34%	0.32%
Media	40.0	78.6	0.15%	0.29%
Other	70.7	176.4	0.27%	0.66%
Total equity securities (cost of $939.1 and $1,239.4 at December 31, 2014 and 2013, respectively)	1,011.3	1,381.2	3.89%	5.14%
Partnership and LLC interests:
Fund Investments (cost of $840.9 and $961.8 at December 31, 2014 and 2013, respectively)	800.0	880.1	3.07%	3.27%
Assets of the CLOs
Bonds	1,081.3	932.8	4.15%	3.48%
Equity	9.7	3.6	0.04%	0.01%
Loans	4,208.5	4,698.7	16.17%	17.47%
Other	1.5	2.0	0.01%	0.01%
Total assets of the CLOs (cost of $5,429.1 and $5,898.6 at December 31, 2014 and 2013, respectively)	5,301.0	5,637.1	20.37%	20.97%
Total Europe	$7,112.3	$7,898.4	27.33%	29.38%
Global
Equity securities:
Food, Beverage & Tobacco (cost of $85.6 and $126.9 at December 31, 2014 and 2013, respectively)	$110.8	$338.8	0.43%	1.26%
Assets of the CLOs
Bonds	12.7	32.1	0.05%	0.12%
Loans	461.6	233.6	1.77%	0.87%
Total assets of the CLOs (cost of $480.6 and $261.8 at December 31, 2014 and 2013, respectively)	474.3	265.7	1.82%	0.99%
Partnership and LLC interests:
Fund Investments (cost of $452.7 and $522.0 at December 31, 2014 and 2013, respectively)	492.5	484.2	1.89%	1.80%
Total Global	$1,077.6	$1,088.7	4.14%	4.05%
Total investments of Consolidated Funds (cost of $22,393.9 and $22,665.7 at December 31, 2014 and 2013, respectively)	$26,028.8	$26,886.4	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Interest income from investments	$864.9	$876.8	$772.8
Other income	91.1	166.3	130.7
Total	$956.0	$1,043.1	$903.5
Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Gains from investments of Consolidated Funds	$857.7	$1,390.5	$2,680.6
Gains (losses) from liabilities of CLOs	27.2	(695.1)	(927.8)
Gains on other assets of CLOs	2.1	1.3	5.2
Total	$887.0	$696.7	$1,758.0
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Realized gains	$1,107.4	$662.0	$829.5
Net change in unrealized gains (losses)	(249.7)	728.5	1,851.1
Total	$857.7	$1,390.5	$2,680.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

7.    Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(Dollars in millions)
Acquired contractual rights	$843.0	$826.1
Acquired trademarks	6.7	6.9
Accumulated amortization	(455.1)	(290.5)
Finite-lived intangible assets, net	394.6	542.5
Goodwill	47.5	40.3
Intangible assets, net	$442.1	$582.8
The following table summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2014. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2013	$28.0	$12.3	$40.3
Goodwill acquired during the period	—	8.6	8.6
Foreign currency translation	—	(1.4)	(1.4)
Balance as of December 31, 2014	$28.0	$19.5	$47.5
On February 3, 2014, the Partnership acquired 100% of the equity interests in DGAM. As part of the accounting for the purchase, the Partnership recorded $8.6 million of goodwill. See Note 3 for more information on this acquisition.
During the years ended December 31, 2014 and 2013, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flow. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $66.2 million and $20.8 million for the years ended December 31, 2014 and 2013, respectively, to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying consolidated financial statements for the years ended December 31, 2014 and 2013.
Intangible asset amortization expense, excluding impairment losses, was $103.0 million, $117.9 million and $85.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the estimated amortization expense for 2015 through 2019 and thereafter (Dollars in millions):

2015	$87.1
2016	72.8
2017	69.0
2018	61.9
2019	51.1
Thereafter	52.7
$394.6

8.    Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of December 31,
	2014		2013
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Term Loan Due 8/09/2018	$25.0	$25.0	$25.0	$25.0
Term Loan (1)	15.2	15.2	17.4	17.4
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.8
5.625% Senior Notes Due 3/30/2043	600.0	606.8	400.0	398.4
	$1,140.2	$1,146.9	$942.4	$940.6

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
The senior credit facility includes $500.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on August 9, 2018. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.41% at December 31, 2014). During the first quarter of 2013, the Partnership prepaid $475.0 million of term loan principal that would have been due beginning in September 2014 and expensed $1.9 million of deferred financing costs in interest expense. The remaining outstanding principal amount under the term loan is payable on August 9, 2018. Interest expense under the senior credit facility was $3.5 million, $7.2 million and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of the outstanding balances of the term loan at December 31, 2014 and 2013 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
Other Borrowings
On October 3, 2013, the Partnership borrowed €12.6 million ($15.2 million at December 31, 2014) under a term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.83% at December 31, 2014). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense was not significant for the year ended December 31, 2014 and 2013. The fair value of the outstanding balance of the

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

term loan at December 31, 2014 and 2013 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

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
Interest expense on the notes was $19.8 million and $18.9 million for the year ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the fair value of the notes was approximately $513.1 million and $479.6 million, respectively, based on indicative quotes and are classified as Level II within the fair value hierarchy.
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
In March 2014, an indirect finance subsidiary of the Partnership issued $200.0 million of 5.625% Senior Notes due March 3, 2043 at 104.315% of par. The net proceeds from the issuance of these notes are being used for general corporate purposes, including investments in Carlyle’s funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform. These notes were issued as additional 5.625% Senior Notes and will be treated as a single class with the already outstanding $400.0 million aggregate principal amount of these senior notes.
Interest expense on the notes was $31.6 million and $17.1 million for the year ended December 31, 2014 and 2013. At December 31, 2014 and 2013, the fair value of the notes was approximately $699.2 million and $398.1 million, respectively, based on indicative quotes and is classified as Level II within the fair value hierarchy.
Interest Rate Swaps
The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $425.0 million at December 31, 2014 that amortizes through September 30, 2016.
In the first quarter of 2013, $475.0 million of term loan principal was prepaid. As a result of these term loan prepayments, the interest rate swap is no longer accounted for as a cash flow hedge; the interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings. The pre-existing hedge loss included in accumulated other comprehensive loss for this interest rate swap of $8.8 million is being reclassified into earnings as the original forecasted transactions affect earnings.
In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $400.0 million at December 31, 2014 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2014.
The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of December 31, 2014 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.

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
As of December 31, 2014 and 2013, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,104.2	$14,757.5	1.68%		9.21
Subordinated notes and preferred shares	1,242.3	1,278.8	N/A	(a)	8.28
Combination notes	15.0	15.9	N/A	(b)	7.14
Total	$16,361.5	$16,052.2

	As of December 31, 2013
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$14,319.8	$13,910.4	1.41%		8.97
Subordinated notes and preferred shares	1,399.3	1,294.0	N/A	(a)	8.18
Combination notes	15.2	16.3	N/A	(b)	8.13
Total	$15,734.3	$15,220.7

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2014 and 2013, the fair value of the CLO assets was $17.6 billion and $16.9 billion, respectively.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

9.    Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Years Ended December 31, 2014 and 2013
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
Balance at December 31, 2012	$158.6	$57.6	$96.2	$28.1		$340.5
Contingent consideration from new acquisition / investments	—	—	—	7.0		7.0
Change in carrying value	5.4	(23.0)	52.5	8.4		43.3
Payments	(18.9)	(2.3)	—	(2.7)		(23.9)
Issuances of equity	—	(16.6)	—	—		(16.6)
Balance at December 31, 2013	145.1	15.7	148.7	40.8		350.3
Contingent consideration from new acquisition / investments	—	—	—	—		—
Change in carrying value	(27.6)	(2.9)	10.1	169.2	(a)	148.8
Payments	(90.7)	—	(1.2)	(7.2)		(99.1)
Issuances of equity	—	(12.8)	(0.8)	(1.8)		(15.4)
Balance at December 31, 2014	$26.8	$—	$156.8	$201.0		$384.6

(a)	Refer to Note 6 for information on the contingent consideration payable to BNRI from the strategic investment in NGP.
The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are Carlyle professionals has been recorded in due to affiliates in the accompanying consolidated balance sheets. These payments are not contingent upon the Carlyle professional being employed by Carlyle at the time that the performance conditions are met. For periods prior to the reorganization and initial public offering in May 2012, the change in the fair value of this contingent consideration was recorded directly in partners’ capital in the consolidated balance sheets. For periods subsequent to the reorganization and initial public offering, changes in the fair value of these amounts are recorded in other non-operating (income) expenses in the consolidated statements of operations. The portion of the contingent consideration payment attributable to the initial amount recorded as part of the consideration transferred is classified as cash flows from financing activities. The portion of the contingent consideration payment that is attributable to the subsequent changes in the fair value of the contingent consideration is classified as cash flows from operating activities in the consolidated statements of cash flows.
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
The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities, or due to affiliates for amounts payable to NGP, in the accompanying consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating (income) expenses, or investment income in the case of amounts payable to NGP, in the consolidated statements of operations. Included in the change in carrying value for the year ended December 31, 2014 is $159.8 million related to the accrual of contingent consideration payable to BNRI (See Note 6). This amount was capitalized into the carrying value of the Partnership's equity method investment in NGP.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

measurement. As of December 31, 2013, the fair value of the contingently issuable Carlyle Holdings partnership units was based principally by reference to the quoted price of the Partnership’s common units. This fair value measurement was based on inputs that are not directly observable but are corroborated by observable market data and thus represents a Level II measurement as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of December 31, 2014 and 2013.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management:

	As of December 31, 2014
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$231.9	$183.0	$414.9	$227.8
Employment-based contingent cash consideration	260.5	45.0	305.5	156.8
Total maximum cash obligations	$492.4	$228.0	$720.4	$384.6

(1)
On the consolidated balance sheet, the liability for performance-based contingent cash consideration is included in due to affiliates (for amounts owed to Carlyle professionals and NGP) and accounts payable, accrued expenses, and other liabilities (for amounts owed to other sellers), and the liability for employment-based contingent cash consideration is included in accrued compensation and benefits.

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

10.    Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2014	2013
	(Dollars in millions)
Accrued performance fee-related compensation	$1,815.4	$1,661.8
Accrued bonuses	229.6	238.0
Employment-based contingent cash consideration	156.8	148.7
Other	110.7	204.5
Total	$2,312.5	$2,253.0
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2014 and 2013, the benefit obligation of those pension plans totaled approximately $59.1 million and $58.0 million, respectively. As of December 31, 2014 and 2013, the fair value of the plans’ assets was approximately $50.0 million and $51.2 million, respectively. At December 31, 2014 and 2013, the Partnership recognized a liability of $9.1 million and $6.8 million, respectively, representing the funded status of the plans, which was included accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2014, 2013 and 2012, the net periodic benefit cost recognized was $2.4 million, $2.9 million and $3.1 million, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. No other employees of the Partnership are covered by defined benefit pension plans.

11.    Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2014 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$1,915.1
Global Market Strategies	250.6
Real Assets	728.4
Investment Solutions	38.8
$2,932.9
Of the $2.9 billion of unfunded commitments, approximately $2.6 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.22% weighted-average rate at December 31, 2014). As of December 31, 2014 and 2013, approximately $7.9 million and $9.0 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of December 31, 2014 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $104.4 million at December 31, 2014, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2014. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $27.7 million and $17.6 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2014 and 2013, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $336.5 million and $345.1 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2014 and 2013, respectively. Such amounts are held by entities not included in the accompanying consolidated balance sheets.
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
If, at December 31, 2014, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.4 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2015 through 2031. These leases are accounted for as operating leases. Rent expense was approximately $54.5 million, $49.6 million and $47.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2015	$53.3
2016	52.2
2017	48.3
2018	44.2
2019	38.7
Thereafter	230.0
$466.7
Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2014 were $7.9 million.
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $40.4 million and $34.8 million as of December 31, 2014 and 2013, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Legal Matters
In the ordinary course of business, the Partnership is a party to litigation, investigations, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate the reasonably possible amount of loss or range of loss for the matters that have not been resolved. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements. The Partnership believes that the matters described below are without merit and intends to vigorously contest all such allegations for the matters that have not been resolved.
On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once such a consortium had announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” To avoid the risk and cost associated with continuing the litigation through trial, Carlyle entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against Carlyle without any admission of liability. All of Carlyle’s codefendants also reached settlement agreements with plaintiffs. The Court granted preliminary approval of all the defendants' settlements, including Carlyle’s, on September 29, 2014. A hearing on final approval of the settlements was held on February 11, 2015 and we are awaiting the Court's ruling. Carlyle Partners IV, L.P. (“CP IV”) and its affiliates will bear the costs of the settlement not covered by insurance. As a result, Carlyle's performance fees from CP IV were reduced by $19.3 million.
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
Second, the Guernsey liquidators who took control of CCC in March 2008 filed four suits on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Delaware Chancery Court, the Royal Court of Guernsey, the

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Superior Court of the District of Columbia and the Supreme Court of New York, New York County (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. In July 2011, the Royal Court of Guernsey held that the case should be litigated in Delaware pursuant to the exclusive jurisdiction clause in the investment management agreement. That ruling was appealed by the liquidators, and in February 2012 was reversed by the Guernsey Court of Appeal, which held that the case should proceed in Guernsey. Defendants’ attempts to appeal to the Privy Council were unsuccessful and the plaintiffs’ case is proceeding in Guernsey. Two claims in that case, which sought the return of certain documents and other property purportedly belonging to CCC, were resolved by agreement of the parties and order of the Royal Court of Guernsey in December 2012. Carlyle has now completed its document production pursuant to that order. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after February 1, 2016. In addition, the liquidators’ lawsuit in Delaware was dismissed without prejudice in 2010 and their lawsuits in New York and the District of Columbia were dismissed in December 2011 without prejudice.
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
CEREP I and its subsidiaries are contesting the French tax assessment. An income tax hearing on these matters will be held on March 11, 2015 in front of the Administrative Court of Paris. In July 2012, the Partnership provided a guarantee to the French tax authorities as credit support for the €45.7 million tax assessment and in October 2012, placed an additional €4.4 million in escrow, in each case, related to CEREP I. The Partnership expects to incur costs on behalf of CEREP I and its related entities. The Partnership will attempt to recover any amounts advanced or paid from proceeds of subsequent portfolio dispositions by CEREP I. The amount of any unrecoverable costs that may be incurred by the Partnership is not estimable at this time. Commencing with the issuance of the credit support on behalf of CEREP I in July 2012, the Partnership consolidated the fund into its consolidated financial statements. As of December 31, 2014, CEREP I had accrued €75.0 million ($90.8 million as of December 31, 2014) related to this contingency, which is included in other liabilities of Consolidated Funds in the consolidated financial statements. As of December 31, 2014, CEREP I had total assets of $31.8 million, consisting principally of cash, total liabilities of $91.4 million, and a deficit in partners' capital of $59.6 million.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
The Partnership considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 8.

Termination Costs
Employee and office lease termination costs are included in accrued compensation and benefits and accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as well as base compensation and general, administrative and other expenses in the consolidated statements of operations. As of December 31, 2014 and 2013, the accrual for termination costs primarily represents (1) lease obligations associated with closed offices, and (2) severance costs related to terminated employees, which represents management’s estimate of the total amount expected to be incurred. The changes in the accrual for termination costs for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Balance, beginning of period	$10.6	$13.6	$15.2
Compensation expense	10.1	6.4	5.4
Contract termination costs	0.2	0.1	0.5
Costs paid or settled	(8.2)	(9.5)	(7.5)
Balance, end of period	$12.7	$10.6	$13.6

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

12.    Related Party Transactions

Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$27.7	$17.6
Notes receivable and accrued interest from affiliates	11.1	15.4
Other receivables from unconsolidated funds and affiliates, net	160.6	142.9
Total	$199.4	$175.9
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.19% as of December 31, 2014. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.6	$51.8
Due to non-consolidated affiliates	37.1	130.2
Performance-based contingent cash and equity consideration related to acquisitions	43.6	167.9
Amounts owed under the tax receivable agreement	89.0	33.1
Other	13.9	20.7
Total	$184.2	$403.7
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

so that they are now held directly by such persons and are no longer consolidated in the accompanying consolidated financial statements.
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $5.2 million, $7.4 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.
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

13.    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Current
Federal income tax	$3.2	$2.2	$5.1
State and local income tax	8.2	5.2	7.8
Foreign income tax	54.1	44.0	34.1
Subtotal	65.5	51.4	47.0
Deferred
Federal income tax	(5.2)	(1.5)	(8.3)
State and local income tax	2.9	8.7	(3.6)
Foreign income tax	13.6	37.6	5.3
Subtotal	11.3	44.8	(6.6)
Total provision for income taxes	$76.8	$96.2	$40.4
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$3.8	$2.0
State net operating loss carry forwards	3.6	3.4
Tax basis goodwill and intangibles	99.4	36.7
Depreciation and amortization	38.6	21.1
Deferred restricted common unit compensation	12.6	6.4
Accrued compensation	37.6	20.2
Other	0.6	8.5
Deferred tax assets before valuation allowance	196.2	98.3
Valuation allowance	(29.7)	(21.7)
Total deferred tax assets	$166.5	$76.6
Deferred tax liabilities (1)
Intangible assets	$19.4	$16.7
Unrealized appreciation on investments	126.3	102.0
Other	2.0	2.1
Total deferred tax liabilities	$147.7	$120.8
Net deferred tax assets (liabilities)	$18.8	$(44.2)

(1)
As of December 31, 2014 and 2013, $35.5 million and $17.2 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Partnership’s balance sheet.

As of December 31, 2014, the Company has cumulative net operating loss carry forwards of approximately $105.7 million for separate state tax jurisdictions, which will be available to offset future taxable income. If not used, a portion of these carry forwards will expire in 2034 and years forward. As of December 31, 2014, the Company had a federal foreign tax credit (“FTC”) carryforward of $3.8 million. The FTCs are related to taxes paid in various foreign jurisdictions and if not utilized a portion will expire in 2024 and years forward.

The Partnership had $131.0 million and $59.4 million in deferred tax assets as of December 31, 2014 and 2013, respectively. These deferred tax assets resulted primarily from future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2) and acquisitions by the Partnership and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued compensation on lower-tier partnerships. The realization of the deferred tax assets is dependent on the Partnership’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.
The Partnership evaluated various evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. During 2014 and 2013, a Partnership entity subject to entity level income tax in certain states incurred a significant tax loss. Management evaluated specific factors associated with the realizability of its net operating losses and the entity’s deferred tax assets and determined that it is more likely than not that the Partnership will not realize these tax assets. Additionally, the Partnership determined that a portion of the US federal FTC carryforward earned in 2013 and 2014 will not ultimately be realized due to federal limitations on FTC utilization. As of December 31, 2014 and 2013, the Partnership has established a valuation allowance of $29.7 million and $21.7 million, respectively, for these items. For all other deferred tax assets, the Partnership has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2014.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The Partnership had deferred tax liabilities of $112.2 million and $103.6 million at December 31, 2014 and 2013, respectively, which primarily relate to unrealized appreciation on the Partnership’s investments in the U.S. and in the Netherlands. Deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a result of the Partnership’s investment in Carlyle Holdings (see Note 1). The deferred tax liabilities related to intangible assets were recorded as part of the Partnership’s business acquisitions.
The Partnership’s income tax expense was $76.8 million, $96.2 million and $40.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(28.56)%	(29.23)%	(34.58)%
Unvested Carlyle Holdings partnership units	2.92%	2.03%	1.72%
Foreign income taxes	(1.90)%	(1.88)%	(0.41)%
State and local income taxes	0.25%	0.17%	0.20%
Valuation allowance establishment impacting provision for income taxes	0.43%	1.50%	—
Interest expense	(0.41)%	(0.26)%	(0.10)%
Other adjustments	0.01%	(0.67)%	(0.17)%
Effective income tax rate(2)	7.74%	6.66%	1.66%

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

(2)	The effective income tax rate is calculated on income before provision for income taxes.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $18.7 million and $13.8 million as of December 31, 2014 and 2013, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $4.9 million and $4.5 million as of December 31, 2014 and 2013, related to interest and penalties associated with uncertain tax positions. If recognized, $15.3 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Balance at January 1	$9.3	$12.4
Additions based on tax positions related to current year	3.7	—
Additions for tax positions of prior years	3.3	—
Reductions for tax position of prior years	—	(0.6)
Reductions due to lapse of statute of limitations	(2.5)	(2.5)
Balance at December 31	$13.8	$9.3
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2014, the Partnership’s U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

returns are generally subject to audit from 2010 to 2013. Foreign tax returns are generally subject to audit from 2007 to 2013. Certain of the Partnership’s foreign subsidiaries are currently under audit by foreign tax authorities.
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

14.    Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$6,160.1	$7,354.0
Non-Carlyle interests in majority-owned subsidiaries	301.4	279.6
Non-controlling interest in carried interest and cash held for carried interest distributions	(15.1)	63.0
Non-controlling interests in consolidated entities	$6,446.4	$7,696.6

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1,298.8	$769.7	$2,122.2
Non-Carlyle interests in majority-owned subsidiaries	(54.3)	(12.4)	10.7
Non-controlling interest in carried interest and cash held for carried interest distributions	(34.8)	29.5	9.4
Net income attributable to other non-controlling interests in consolidated entities	1,209.7	786.8	2,142.3
Net loss attributable to partners’ capital appropriated for CLOs	(259.0)	(383.1)	(376.6)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(465.2)	272.3	(9.0)
Non-controlling interests in income of consolidated entities	$485.5	$676.0	$1,756.7
During 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. Refer to Note 3 for more information. There have been no other significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 13,800,000 Carlyle Holdings partnership units in March 2014 (see Note 1).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

15.    Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013		For the Period from May 8, 2012 Through December 31, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$85,800,000	$85,800,000	$104,100,000	$104,100,000	$20,300,000	$20,300,000
Dilution of earnings due to participating securities with distribution rights	(1,284,100)	(1,303,600)	(645,500)	(880,000)	—	—
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	—	—	465,880,000	—	87,100,000
Net income per common unit	$84,515,900	$84,496,400	$103,454,500	$569,100,000	$20,300,000	$107,400,000
Weighted-average common units outstanding	62,788,634	68,461,157	46,135,229	278,250,489	42,562,928	259,698,987
Net income per common unit	$1.35	$1.23	$2.24	$2.05	$0.48	$0.41
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013		For the Period from May 8, 2012 Through December 31, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	62,788,634	62,788,634	46,135,229	46,135,229	42,562,928	42,562,928
Unvested deferred restricted common units	—	5,258,516	—	4,057,793	—	2,207,816
Contingently issuable Carlyle Holdings partnership units and common units	—	414,007	—	465,909	—	1,488,563
Weighted-average vested Carlyle Holdings partnership units	—	—	—	211,225,760	—	205,215,204
Unvested Carlyle Holdings partnership units	—	—	—	16,365,798	—	8,224,476
Weighted-average common units outstanding	62,788,634	68,461,157	46,135,229	278,250,489	42,562,928	259,698,987

The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units and other common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Vermillion, Metropolitan and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2014 and 2013 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 229,187,953 of vested and unvested Carlyle Holdings partnership units for the year ended December 31, 2014 were antidilutive, and therefore have been excluded.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2013, the 211,225,760 and 16,365,798 of vested and unvested Carlyle Holdings partnership units were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $465.9 million for the year ended December 31, 2013 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
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
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of December 31, 2014, 809,797 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
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

16.    Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2015, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 31,895,630.
Unvested Partnership Common Units
On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest (see Note 3). As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions.
These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the years ended December 31, 2014 and 2013, the Partnership recorded $8.4 million and $5.0 million in equity-based compensation expense associated with these awards, respectively. As of December 31, 2014, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $10.6 million, which is expected to be recognized over a weighted-average term of 1.2 years.
Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the second quarter of June 30, 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the year ended December 31, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $17.1 million and $47.9 million of equity-based compensation expense during the year ended December 31, 2014 and 2013, respectively, related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2014 and 2013, respectively. The Partnership recorded equity-based compensation expense associated with these awards of $192.6 million, $234.8 million and $105.8 million for the the years ended December 31, 2014 and 2013 and for the period from May 2, 2012 through December 31, 2012, respectively. The Partnership also recorded equity-based compensation expense of $59.0 million during the period from May 2, 2012 through December 31, 2012 associated with the exchange of Carlyle Holdings partnership units for equity interests in the general partners of Carlyle’s carry funds by Carlyle professionals other than senior Carlyle professionals as part of the reorganization and initial public offering in May 2012. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of December 31, 2014, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $626.9 million, which is expected to be recognized over a weighted-average term of 3.3 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 5.0% to 15.0% and a per unit discount that generally ranges from 7.5% to 25.0%, as these unvested awards do not participate in any Partnership distributions. The Partnership recorded compensation expense of $140.3 million, $78.7 million and $35.6 million for the years ended December 31, 2014 and 2013 and for the period May 2, 2012 through December 31, 2012, with $16.7 million, $8.5 million and $1.9 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2014 and 2013. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The net impact of additional deferred tax assets due to equity-based compensation expense less the reduction to the deferred tax assets for units that vested was a net deferred tax benefit of $3.0 million and $0.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $362.9 million, which is expected to be recognized over a weighted-average term of 3.2 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the year ended December 31, 2014 and 2013 and for the period from May 2, 2012 through December 31, 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The vesting of deferred restricted common units creates taxable income for the Partnership's employees in certain jurisdictions. Accordingly, the employees may elect to engage the Partnership's equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.
In February 2015, the Partnership granted approximately 5.0 million deferred restricted common units across a significant number of the Partnership's employees. The total estimated grant-date fair value of these awards was approximately $119 million. The awards vest generally over a period of 18 to 42 months.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 15.0%. For the years ended December 31, 2014 and 2013 and for the period May 2, 2012 through December 31, 2012, the Partnership recorded $2.7 million, $3.9 million and $1.3 million in equity-based compensation expense associated with these awards, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. The tax benefits recognized from these awards were not material during these periods. As of December 31, 2014, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $1.5 million, which is expected to be recognized over a weighted-average term of 0.6 years.
A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2014 and a summary of changes for the period May 2, 2012 through December 31, 2014, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, May 2, 2012	—	$—	—	$—	—	$—	—	$—
Granted - IPO	56,760,336	$22.00	17,113,755	$22.00	—	$—	361,238	$22.00
Granted - Post-IPO	1,594,516	$26.20	542,039	$25.81	—	$—	—	$—
Vested	—	$—	120,207	$22.00	—	$—	—	$—
Forfeited	504,553	$22.00	828,559	$22.02	—	$—	26,624	$22.00
Balance, December 31, 2012	57,850,299	$22.12	16,707,028	$22.28	—	$—	334,614	$22.00
Granted	52,889	$30.80	3,067,158	$31.05	914,087	$26.83	2,520	$31.83
Vested	9,650,292	$22.09	2,828,707	$22.34	42,027	$27.99	107,242	$22.00
Forfeited	1,050,093	$22.00	695,305	$22.63	—	$—	21,381	$22.00
Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12
Granted	50,617	$28.26	7,978,127	$29.63	—	$—	12,204	$34.81
Vested	9,159,216	$22.10	3,767,550	$24.69	62,263	$21.42	101,839	$22.08
Forfeited	2,096,789	$22.00	1,531,481	$24.63	—	$—	14,806	$23.85
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
From April 2013 (the time of the first additional investment into Urbplan) through December 31, 2014, $213.3 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (net of gains from related foreign currency forward contracts). The Partnership has funded $50.8 million of the $213.3 million and the remaining $162.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the year ended December 31, 2014, $143.7 million was funded to Urbplan, of which the Partnership funded $35.9 million and the senior Carlyle professionals funded $107.8 million indirectly through the Partnership.
At this time, Urbplan is estimated to require approximately $100 million of additional capital in 2015 to complete its expected business turnaround. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.

The assets and liabilities recognized in the Partnership’s consolidated balance sheets as of December 31, 2014 and 2013 related to Urbplan were as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$91.5	$110.3
Inventory costs in excess of billings and advances	72.4	70.1
	$163.9	$180.4
Other assets of a consolidated real estate VIE:
Restricted investments	$36.8	$7.0
Fixed assets, net	1.8	2.2
Deferred tax assets	12.9	12.8
Other assets	34.9	38.1
	$86.4	$60.1
Loans payable of a consolidated real estate VIE, at fair value
(principal amount of $243.6 million and $305.3 million as of December 31,2014 and 2013, respectively)	$146.2	$122.1
Other liabilities of a consolidated real estate VIE:
Accounts payable	$26.1	$25.4
Other liabilities	58.8	72.3
	$84.9	$97.7
The revenues and expenses recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2014 and 2013, since commencement of consolidation on September 30, 2013, related to Urbplan were as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Revenue of a consolidated real estate VIE:
Land development services	$56.4	$0.4
Investment income	13.8	7.1
	$70.2	$7.5

Interest and other expenses of a consolidated real estate VIE:
Costs of services rendered	$41.9	$—
Interest expense	37.2	12.9
Change in fair value of loans payable	47.1	13.0
Compensation and benefits	11.2	2.7
G&A and other expenses	37.9	5.2
	$175.3	$33.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $190.4 million and $176.1 million of customer advances received as of December 31, 2014 and 2013, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.
Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 60% and 40% of the outstanding principal amounts of the loans as of December 31, 2014 and 2013, respectively. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (15.6% to 19.0% as of December 31, 2014); (ii) IGP-M plus a margin ranging from 11.0% to 12.0% (14.7% to 15.7% as of December 31, 2014); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (16.4% to 19.9% as of December 31, 2014). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2015	$37.2
2016	27.0
2017	21.9
2018	18.9
2019	21.6
Thereafter	117.0
$243.6
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2014, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
All of the loans payable of Urbplan are contractually non-recourse to the Partnership.
Other liabilities – This balance consists of amounts owed to landowners, commissions payable to brokers, real estate taxes, social charges and other liabilities.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
As of December 31, 2014, Urbplan had outstanding commitments for land development services with an estimated $117.5 million of future costs to be incurred.

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
Investment Solutions – Through August 1, 2013, the Investment Solutions segment represented the Partnership’s 60% equity interest in AlpInvest, which advises a global private equity fund of funds program and related co-investment and secondary activities. On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. The Investment Solutions segment also includes Metropolitan, a global manager of real estate fund of funds, and DGAM, the Partnership’s fund of hedge funds platform. The Partnership acquired 100% of the equity interests in Metropolitan and DGAM on November 1, 2013 and February 3, 2014, respectively. Investment Solutions was previously referred to as Solutions.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion, and for periods prior to August 1, 2013, AlpInvest. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fee compensation, and does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, amortization associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

including gains and losses associated with the mark to market on contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance and settlements of legal claims. In the fourth quarter of 2014, the Partnership reclassified certain tax expenses associated with carried interest attributable to certain partners and employees as a component of performance fee related compensation expense. All prior periods have been reclassified to conform with the new presentation.

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
Distributable earnings (“DE”) is a component of ENI and is used to assess performance and amounts potentially available for distribution. Distributable earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI for unrealized performance fees, unrealized investment income, the corresponding unrealized performance fee compensation expense and equity-based compensation. As a result of the Partnership reclassifying certain tax expenses associated with carried interest attributable to certain partners and employees as a component of realized performance fee related compensation expense beginning in the fourth quarter of 2014, the amounts for DE are different than previously reported. All prior periods have been reclassified to conform with the new presentation.
Fee-related earnings (“FRE”) is a component of DE and is used to assess the ability of the business to cover base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude realized performance fees, realized investment income from investments in Carlyle funds, and realized performance fee related compensation.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2014:

	December 31, 2014 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$564.8	$259.3	$223.8	$181.4	$1,229.3
Portfolio advisory fees, net	18.4	0.9	0.8	—	20.1
Transaction fees, net	51.4	0.2	1.6	—	53.2
Total fund level fee revenues	634.6	260.4	226.2	181.4	1,302.6
Performance fees
Realized	1,156.3	36.0	88.5	42.9	1,323.7
Unrealized	197.2	76.5	(39.5)	150.0	384.2
Total performance fees	1,353.5	112.5	49.0	192.9	1,707.9
Investment income (loss)
Realized	17.7	8.4	(32.2)	—	(6.1)
Unrealized	13.9	(3.6)	(15.7)	0.4	(5.0)
Total investment income (loss)	31.6	4.8	(47.9)	0.4	(11.1)
Interest and other income	10.8	5.8	4.7	1.3	22.6
Total revenues	2,030.5	383.5	232.0	376.0	3,022.0
Segment Expenses
Compensation and benefits
Direct base compensation	222.4	110.6	75.2	85.8	494.0
Indirect base compensation	101.8	24.6	48.5	13.6	188.5
Equity-based compensation	42.5	13.9	19.2	4.8	80.4
Performance fee related
Realized	512.5	17.4	30.1	30.9	590.9
Unrealized	97.1	35.4	32.1	145.0	309.6
Total compensation and benefits	976.3	201.9	205.1	280.1	1,663.4
General, administrative, and other indirect expenses	151.1	52.9	72.2	41.9	318.1
Depreciation and amortization expense	11.0	4.0	3.6	3.8	22.4
Interest expense	30.6	9.7	9.9	5.5	55.7
Total expenses	1,169.0	268.5	290.8	331.3	2,059.6
Economic Net Income (Loss)	$861.5	$115.0	$(58.8)	$44.7	$962.4
(-) Net Performance Fees	743.9	59.7	(13.2)	17.0	807.4
(-) Investment Income (Loss)	31.6	4.8	(47.9)	0.4	(11.1)
(+) Equity-based Compensation	42.5	13.9	19.2	4.8	80.4
(=) Fee Related Earnings	$128.5	$64.4	$21.5	$32.1	$246.5
(+) Realized Net Performance Fees	643.8	18.6	58.4	12.0	732.8
(+) Realized Investment Income (Loss)	17.7	8.4	(32.2)	—	(6.1)
(=) Distributable Earnings	$790.0	$91.4	$47.7	$44.1	$973.2
Segment assets as of December 31, 2014	$4,065.1	$1,006.9	$1,510.6	$814.8	$7,397.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2013:

	December 31, 2013 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$471.6	$275.2	$188.9	$119.0	$1,054.7
Portfolio advisory fees, net	23.2	1.4	1.3	—	25.9
Transaction fees, net	20.7	0.1	3.9	—	24.7
Total fund level fee revenues	515.5	276.7	194.1	119.0	1,105.3
Performance fees
Realized	914.5	151.9	40.5	21.7	1,128.6
Unrealized	959.1	32.4	43.4	129.8	1,164.7
Total performance fees	1,873.6	184.3	83.9	151.5	2,293.3
Investment income (loss)
Realized	15.8	17.5	(22.7)	—	10.6
Unrealized	10.4	(1.5)	(62.3)	0.2	(53.2)
Total investment income (loss)	26.2	16.0	(85.0)	0.2	(42.6)
Interest and other income	6.5	4.2	2.0	0.2	12.9
Total revenues	2,421.8	481.2	195.0	270.9	3,368.9
Segment Expenses
Compensation and benefits
Direct base compensation	212.6	99.6	70.2	53.6	436.0
Indirect base compensation	95.0	21.8	30.4	5.6	152.8
Equity-based compensation	7.4	3.0	4.6	0.7	15.7
Performance fee related
Realized	401.7	42.1	(4.0)	14.3	454.1
Unrealized	446.2	13.7	56.7	131.2	647.8
Total compensation and benefits	1,162.9	180.2	157.9	205.4	1,706.4
General, administrative, and other indirect expenses	166.9	60.9	58.4	23.2	309.4
Depreciation and amortization expense	13.2	4.5	4.3	2.3	24.3
Interest expense	25.2	7.9	8.2	2.3	43.6
Total expenses	1,368.2	253.5	228.8	233.2	2,083.7
Economic Net Income (Loss)	$1,053.6	$227.7	$(33.8)	$37.7	$1,285.2
(-) Net Performance Fees	1,025.7	128.5	31.2	6.0	1,191.4
(-) Investment Income (Loss)	26.2	16.0	(85.0)	0.2	(42.6)
(+) Equity-based Compensation	7.4	3.0	4.6	0.7	15.7
(=) Fee Related Earnings	$9.1	$86.2	$24.6	$32.2	$152.1
(+) Realized Net Performance Fees	512.8	109.8	44.5	7.4	674.5
(+) Realized Investment Income (Loss)	15.8	17.5	(22.7)	—	10.6
(=) Distributable Earnings	$537.7	$213.5	$46.4	$39.6	$837.2
Segment assets as of December 31, 2013	$3,895.1	$1,159.2	$1,207.4	$602.5	$6,864.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$496.2	$237.2	$141.0	$68.8	$943.2
Portfolio advisory fees, net	17.8	2.5	1.7	—	22.0
Transaction fees, net	19.0	3.5	5.0	—	27.5
Total fund level fee revenues	533.0	243.2	147.7	68.8	992.7
Performance fees
Realized	639.5	112.4	106.6	10.6	869.1
Unrealized	130.8	(21.2)	(13.2)	30.5	126.9
Total performance fees	770.3	91.2	93.4	41.1	996.0
Investment income (loss)
Realized	3.3	13.1	(0.1)	—	16.3
Unrealized	20.5	9.6	(4.9)	—	25.2
Total investment income (loss)	23.8	22.7	(5.0)	—	41.5
Interest and other income	9.0	2.3	1.7	0.7	13.7
Total revenues	1,336.1	359.4	237.8	110.6	2,043.9
Segment Expenses
Compensation and benefits
Direct base compensation	226.2	86.3	71.1	33.8	417.4
Indirect base compensation	92.5	21.3	24.5	6.2	144.5
Equity-based compensation	1.2	0.2	0.4	—	1.8
Performance fee related
Realized	304.7	46.2	7.3	10.0	368.2
Unrealized	71.7	(8.4)	17.3	32.1	112.7
Total compensation and benefits	696.3	145.6	120.6	82.1	1,044.6
General, administrative, and other indirect expenses	134.0	40.6	41.9	10.7	227.2
Depreciation and amortization expense	12.5	3.5	3.9	1.6	21.5
Interest expense	14.3	4.5	4.4	1.3	24.5
Total expenses	857.1	194.2	170.8	95.7	1,317.8
Economic Net Income	$479.0	$165.2	$67.0	$14.9	$726.1
(-) Net Performance Fees	393.9	53.4	68.8	(1.0)	515.1
(-) Investment Income (Loss)	23.8	22.7	(5.0)	—	41.5
(+) Equity-based Compensation	1.2	0.2	0.4	—	1.8
(=) Fee Related Earnings	$62.5	$89.3	$3.6	$15.9	$171.3
(+) Realized Net Performance Fees	334.8	66.2	99.3	0.6	500.9
(+) Realized Investment Income (loss)	3.3	13.1	(0.1)	—	16.3
(=) Distributable Earnings	$400.6	$168.6	$102.8	$16.5	$688.5

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the years ended December 31, 2014 and 2013:

	December 31, 2014 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,022.0	$956.0	$(97.7)	(a)	$3,880.3
Expenses	$2,059.6	$1,286.5	$429.3	(b)	$3,775.4
Other income	$—	$898.4	$(11.4)	(c)	$887.0
Economic net income (loss)	$962.4	$567.9	$(538.4)	(d)	$991.9
Total assets	$7,397.4	$28,809.8	$(212.9)	(e)	$35,994.3

	December 31, 2013 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,368.9	$1,043.1	$29.2	(a)	$4,441.2
Expenses	$2,083.7	$1,169.4	$440.8	(b)	$3,693.9
Other income	$—	$701.3	$(4.6)	(c)	$696.7
Economic net income (loss)	$1,285.2	$575.0	$(416.2)	(d)	$1,444.0
Total assets	$6,864.2	$28,904.3	$(146.2)	(e)	$35,622.3
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,043.9	$903.5	$25.7	(a)	$2,973.1
Expenses	$1,317.8	$923.9	$49.5	(b)	$2,291.2
Other loss	$—	$1,755.5	$2.5	(c)	$1,758.0
Economic net income (loss)	$726.1	$1,735.1	$(21.3)	(d)	$2,439.9

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

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, adjustments for partner compensation in 2012, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, charges and credits associated with Carlyle corporate actions and non-recurring items

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Vermillion and, for periods prior to August 1, 2013, AlpInvest as detailed below (Dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Partner compensation	$—	$—	$(265.4)
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	269.2	314.4	200.1
Acquisition related charges and amortization of intangibles	242.5	260.4	128.3
Other non-operating (income) expense	(30.3)	(16.5)	7.1
Tax expense associated with performance fee compensation	(25.3)	(34.9)	(9.5)
Non-Carlyle economic interests in acquired business	213.6	186.4	155.4
Other adjustments	1.2	6.3	1.8
Elimination of expenses of Consolidated Funds	(241.6)	(275.3)	(168.3)
	$429.3	$440.8	$49.5

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Income before provision for income taxes	$991.9	$1,444.0	$2,439.9
Adjustments:
Partner compensation(1)	—	—	(265.4)
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	269.2	314.4	200.1
Acquisition related charges and amortization of intangibles	242.5	260.4	128.3
Other non-operating (income) expense	(30.3)	(16.5)	7.1
Tax expense associated with performance fee compensation	(25.3)	(34.9)	(9.5)
Net income attributable to non-controlling interests in Consolidated entities	(485.5)	(676.0)	(1,756.7)
Other adjustments(2)	(0.1)	(6.2)	(17.7)
Economic Net Income	$962.4	$1,285.2	$726.1
Net performance fees(3)	807.4	1,191.4	515.1
Investment income (loss)(3)	(11.1)	(42.6)	41.5
Equity-based compensation	80.4	15.7	1.8
Fee Related Earnings	$246.5	$152.1	$171.3
Realized performance fees, net of related compensation(3)	732.8	674.5	500.9
Realized investment income (loss)(3)	(6.1)	10.6	16.3
Distributable Earnings	$973.2	$837.2	$688.5

(1)
Adjustments for partner compensation reflect amounts due to senior Carlyle professionals for compensation and performance fees allocated to them, which amounts were classified as distributions from partners’ capital in the consolidated financial statements for periods prior to the reorganization and initial public offering in May 2012.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(2)	Other adjustments were comprised of the following (Dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Losses associated with debt refinancing activities	$—	$1.9	$—
Severance and lease terminations	10.3	6.5	5.9
Provision for income taxes attributable to non-controlling interests in consolidated entities	(1.3)	(12.5)	(19.5)
Other adjustments	(9.1)	(2.1)	(4.1)
	$(0.1)	$(6.2)	$(17.7)

(3)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2014
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,328.7	$(5.0)	$1,323.7
Unrealized	345.7	38.5	384.2
Total performance fees	1,674.4	33.5	1,707.9
Performance fee related compensation expense
Realized	590.7	0.2	590.9
Unrealized	282.2	27.4	309.6
Total performance fee related compensation expense	872.9	27.6	900.5
Net performance fees
Realized	738.0	(5.2)	732.8
Unrealized	63.5	11.1	74.6
Total net performance fees	$801.5	$5.9	$807.4
Investment income (loss)
Realized	$23.7	$(29.8)	$(6.1)
Unrealized	(30.9)	25.9	(5.0)
Total investment income (loss)	$(7.2)	$(3.9)	$(11.1)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2013
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,176.7	$(48.1)	$1,128.6
Unrealized	1,198.6	(33.9)	1,164.7
Total performance fees	2,375.3	(82.0)	2,293.3
Performance fee related compensation expense
Realized	539.2	(85.1)	454.1
Unrealized	644.5	3.3	647.8
Total performance fee related compensation expense	1,183.7	(81.8)	1,101.9
Net performance fees
Realized	637.5	37.0	674.5
Unrealized	554.1	(37.2)	516.9
Total net performance fees	$1,191.6	$(0.2)	$1,191.4
Investment income (loss)
Realized	$14.4	$(3.8)	$10.6
Unrealized	4.4	(57.6)	(53.2)
Total investment income (loss)	$18.8	$(61.4)	$(42.6)

	Year Ended December 31, 2012
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$907.5	$(38.4)	$869.1
Unrealized	133.6	(6.7)	126.9
Total performance fees	1,041.1	(45.1)	996.0
Performance fee related compensation expense
Realized	285.5	82.7	368.2
Unrealized	32.2	80.5	112.7
Total performance fee related compensation expense	317.7	163.2	480.9
Net performance fees
Realized	622.0	(121.1)	500.9
Unrealized	101.4	(87.2)	14.2
Total net performance fees	$723.4	$(208.3)	$515.1
Investment income
Realized	$16.3	$—	$16.3
Unrealized	20.1	5.1	25.2
Total investment income	$36.4	$5.1	$41.5

(4)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the segment results, the exclusion of charges associated with

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of (i) partner compensation in the segment results for periods prior to the reorganization and initial public offering in May 2012 and (ii) certain tax expenses associated with performance fee compensation. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in each of Claren Road, ESG and Vermillion and, prior to August 1, 2013, the Partnership’s 60% interest in AlpInvest in the segment results.

(e)	The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
Information by Geographic Location
Carlyle primarily transacts business in the United States and a significant amount of its revenues are generated domestically. The Partnership has established investment vehicles whose primary focus is making investments in specified geographical locations. The tables below present consolidated revenues and assets based on the geographical focus of the associated investment vehicle.

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2014
Americas(1)	$2,283.3	59%	$20,986.9	58%
EMEA(2)	1,527.3	39%	14,446.4	40%
Asia-Pacific(3)	69.7	2%	561.0	2%
Total	$3,880.3	100%	$35,994.3	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2013
Americas(1)	$2,613.0	59%	$19,091.7	53%
EMEA(2)	1,459.3	33%	15,974.6	45%
Asia-Pacific(3)	368.9	8%	556.0	2%
Total	$4,441.2	100%	$35,622.3	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2012
Americas(1)	$1,842.6	62%	$16,419.7	52%
EMEA(2)	756.2	25%	14,670.8	46%
Asia-Pacific(3)	374.3	13%	476.1	2%
Total	$2,973.1	100%	$31,566.6	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.

(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.

(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

19.    Quarterly Financial Data (Unaudited)
Unaudited quarterly information for each of the three months in the years ended December 31, 2014 and 2013 are presented below.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Dollars in millions)
Revenues	$1,147.4	$1,138.8	$755.0	$839.1
Expenses	1,099.0	1,042.6	705.1	928.7
Other income (loss)	424.0	445.0	125.5	(107.5)
Income (loss) before provision for income taxes	$472.4	$541.2	$175.4	$(197.1)
Net income (loss)	$456.4	$487.4	$181.3	$(210.0)
Net income attributable to The Carlyle Group L.P.	$24.6	$19.5	$25.4	$16.3
Net income attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.46	$0.30	$0.38	$0.24
Diluted	$0.41	$0.27	$0.35	$0.23
Distributions declared per common unit(2)	$1.40	$0.16	$0.16	$0.16

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Dollars in millions)
Revenues	$1,145.0	$769.3	$888.1	$1,638.8
Expenses	904.1	774.0	814.7	1,201.1
Other income (loss)	211.5	290.6	(82.0)	276.6
Income (loss) before provision for income taxes	$452.4	$285.9	$(8.6)	$714.3
Net income (loss)	$427.5	$269.3	$(26.5)	$677.5
Net income (loss) attributable to The Carlyle Group L.P.	$33.8	$(3.3)	$2.3	$71.3
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.78	$(0.07)	$0.04	$1.45
Diluted	$0.66	$(0.07)	$0.04	$1.17
Distributions declared per common unit(2)	$0.85	$0.16	$0.16	$0.16

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.

(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

20.    Subsequent Events
In February 2015, the Board of Directors of the general partner of the Partnership declared a distribution of $1.61 per common unit in respect of the fourth quarter of 2014 to common unitholders of record at the close of business on February 23, 2015, payable on March 6, 2015.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

21.    Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of December 31, 2014 and 2013 and results of operations for the years ended December 31, 2014, 2013 and 2012. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,242.0	$—	$—	$1,242.0
Cash and cash equivalents held at Consolidated Funds	—	1,551.1	—	1,551.1
Restricted cash	59.7	—	—	59.7
Restricted cash and securities of Consolidated Funds	—	14.9	—	14.9
Accrued performance fees	3,808.9	—	(13.3)	3,795.6
Investments	1,114.9	—	(183.3)	931.6
Investments of Consolidated Funds	—	26,028.7	0.1	26,028.8
Due from affiliates and other receivables, net	215.8	—	(16.4)	199.4
Due from affiliates and other receivables of Consolidated Funds, net	—	1,213.2	—	1,213.2
Receivables and inventory of a consolidated real estate VIE	163.9	—	—	163.9
Fixed assets, net	75.4	—	—	75.4
Deposits and other	57.3	1.9	—	59.2
Other assets of a consolidated real estate VIE	86.4	—	—	86.4
Intangible assets, net	442.1	—	—	442.1
Deferred tax assets	131.0	—	—	131.0
Total assets	$7,397.4	$28,809.8	$(212.9)	$35,994.3
Liabilities and partners’ capital
Loans payable	$40.2	$—	$—	$40.2
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.8	—	—	606.8
Loans payable of Consolidated Funds	—	16,219.8	(167.6)	16,052.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $243.6 million)	146.2	—	—	146.2
Accounts payable, accrued expenses and other liabilities	446.8	—	(50.6)	396.2
Accrued compensation and benefits	2,312.5	—	—	2,312.5
Due to affiliates	183.6	1.0	(0.4)	184.2
Deferred revenue	93.9	—	(0.2)	93.7
Deferred tax liabilities	112.2	—	—	112.2
Other liabilities of Consolidated Funds	—	2,548.0	(43.1)	2,504.9
Other liabilities of a consolidated real estate VIE	84.9	—	—	84.9
Accrued giveback obligations	113.4	—	(9.0)	104.4
Total liabilities	4,640.4	18,768.8	(270.9)	23,138.3
Redeemable non-controlling interests in consolidated entities	8.4	3,753.1	—	3,761.5
Partners’ capital	566.0	(71.5)	71.5	566.0
Accumulated other comprehensive income (loss)	(40.3)	6.3	(5.0)	(39.0)
Partners’ capital appropriated for Consolidated Funds	—	193.0	(8.5)	184.5
Non-controlling interests in consolidated entities	286.3	6,160.1	—	6,446.4
Non-controlling interests in Carlyle Holdings	1,936.6	—	—	1,936.6
Total partners’ capital	2,748.6	6,287.9	58.0	9,094.5
Total liabilities and partners’ capital	$7,397.4	$28,809.8	$(212.9)	$35,994.3

	As of December 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$966.6	$—	$—	$966.6
Cash and cash equivalents held at Consolidated Funds	—	1,402.7	—	1,402.7
Restricted cash	129.9	—	—	129.9
Restricted cash and securities of Consolidated Funds	—	25.7	—	25.7
Accrued performance fees	3,724.7	—	(71.1)	3,653.6
Investments	867.1	—	(101.8)	765.3
Investments of Consolidated Funds	—	26,846.8	39.6	26,886.4
Due from affiliates and other receivables, net	188.8	—	(12.9)	175.9
Due from affiliates and other receivables of Consolidated Funds, net	—	626.2	—	626.2
Receivables and inventory of a consolidated real estate VIE	180.4	—	—	180.4
Fixed assets, net	68.8	—	—	68.8
Deposits and other	35.6	2.9	—	38.5
Other assets of a consolidated real estate VIE	60.1	—	—	60.1
Intangible assets, net	582.8	—	—	582.8
Deferred tax assets	59.4	—	—	59.4
Total assets	$6,864.2	$28,904.3	$(146.2)	$35,622.3
Liabilities and partners’ capital
Loans payable	$42.4	$—	$—	$42.4
3.875% senior notes due 2023	499.8	—	—	499.8
5.625% senior notes due 2043	398.4	—	—	398.4
Loans payable of Consolidated Funds	—	15,321.4	(100.7)	15,220.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $305.3 million)	122.1	—	—	122.1
Accounts payable, accrued expenses and other liabilities	310.9	—	(45.8)	265.1
Accrued compensation and benefits	2,253.0	—	—	2,253.0
Due to affiliates	352.4	51.8	(0.5)	403.7
Deferred revenue	62.8	1.3	—	64.1
Deferred tax liabilities	103.6	—	—	103.6
Other liabilities of Consolidated Funds	—	1,445.4	(62.7)	1,382.7
Other liabilities of a consolidated real estate VIE	97.7	—	—	97.7
Accrued giveback obligations	49.9	—	(10.3)	39.6
Total liabilities	4,293.0	16,819.9	(220.0)	20,892.9
Redeemable non-controlling interests in consolidated entities	11.4	4,340.6	—	4,352.0
Partners’ capital	357.1	(76.6)	76.6	357.1
Accumulated other comprehensive loss	(11.2)	(0.5)	0.5	(11.2)
Partners’ capital appropriated for Consolidated Funds	—	466.9	(3.3)	463.6
Non-controlling interests in consolidated entities	342.6	7,354.0	—	7,696.6
Non-controlling interests in Carlyle Holdings	1,871.3	—	—	1,871.3
Total partners’ capital	2,559.8	7,743.8	73.8	10,377.4
Total liabilities and partners’ capital	$6,864.2	$28,904.3	$(146.2)	$35,622.3

	Year Ended December 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,352.9	$—	$(186.6)	$1,166.3
Performance fees
Realized	1,355.1	—	(26.4)	1,328.7
Unrealized	355.0	—	(9.3)	345.7
Total performance fees	1,710.1	—	(35.7)	1,674.4
Investment income (loss)
Realized	29.4	—	(5.7)	23.7
Unrealized	(37.7)	—	6.8	(30.9)
Total investment income (loss)	(8.3)	—	1.1	(7.2)
Interest and other income	23.6	—	(3.0)	20.6
Interest and other income of Consolidated Funds	—	956.0	—	956.0
Revenue of a consolidated real estate VIE	70.2	—	—	70.2
Total revenues	3,148.5	956.0	(224.2)	3,880.3
Expenses
Compensation and benefits
Base compensation	789.0	—	—	789.0
Equity-based compensation	344.0	—	—	344.0
Performance fee related
Realized	590.7	—	—	590.7
Unrealized	282.2	—	—	282.2
Total compensation and benefits	2,005.9	—	—	2,005.9
General, administrative and other expenses	523.9	—	2.9	526.8
Interest	55.7	—	—	55.7
Interest and other expenses of Consolidated Funds	—	1,286.5	(244.5)	1,042.0
Interest and other expenses of a consolidated real estate VIE	175.3	—	—	175.3
Other non-operating income	(30.3)	—	—	(30.3)
Total expenses	2,730.5	1,286.5	(241.6)	3,775.4
Other income
Net investment gains of Consolidated Funds	—	898.4	(11.4)	887.0
Income before provision for income taxes	418.0	567.9	6.0	991.9
Provision for income taxes	76.8	—	—	76.8
Net income	341.2	567.9	6.0	915.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(88.4)	—	573.9	485.5
Net income attributable to Carlyle Holdings	429.6	567.9	(567.9)	429.6
Net income attributable to non-controlling interests in Carlyle Holdings	343.8	—	—	343.8
Net income attributable to The Carlyle Group L.P.	$85.8	$567.9	$(567.9)	$85.8

	Year Ended December 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,168.2	$—	$(183.6)	$984.6
Performance fees
Realized	1,247.0	—	(70.3)	1,176.7
Unrealized	1,201.5	—	(2.9)	1,198.6
Total performance fees	2,448.5	—	(73.2)	2,375.3
Investment income (loss)
Realized	15.0	—	(0.6)	14.4
Unrealized	(61.4)	—	65.8	4.4
Total investment income (loss)	(46.4)	—	65.2	18.8
Interest and other income	13.1	—	(1.2)	11.9
Interest and other income of Consolidated Funds	—	1,043.1	—	1,043.1
Revenue of a consolidated real estate VIE	7.5	—	—	7.5
Total revenues	3,590.9	1,043.1	(192.8)	4,441.2
Expenses
Compensation and benefits
Base compensation	738.0	—	—	738.0
Equity-based compensation	322.4	—	—	322.4
Performance fee related
Realized	539.2	—	—	539.2
Unrealized	644.5	—	—	644.5
Total compensation and benefits	2,244.1	—	—	2,244.1
General, administrative and other expenses	492.9	—	3.5	496.4
Interest	45.5	—	—	45.5
Interest and other expenses of Consolidated Funds	—	1,169.4	(278.8)	890.6
Interest and other expenses of a consolidated real estate VIE	33.8	—	—	33.8
Other non-operating income	(16.5)	—	—	(16.5)
Total expenses	2,799.8	1,169.4	(275.3)	3,693.9
Other income
Net investment gains of Consolidated Funds	—	701.3	(4.6)	696.7
Income before provision for income taxes	791.1	575.0	77.9	1,444.0
Provision for income taxes	96.2	—	—	96.2
Net income	694.9	575.0	77.9	1,347.8
Net income attributable to non-controlling interests in consolidated entities	23.1	—	652.9	676.0
Net income attributable to Carlyle Holdings	671.8	575.0	(575.0)	671.8
Net income attributable to non-controlling interests in Carlyle Holdings	567.7	—	—	567.7
Net income attributable to The Carlyle Group L.P.	$104.1	$575.0	$(575.0)	$104.1

	Year Ended December 31, 2012
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,115.7	$—	$(138.1)	$977.6
Performance fees
Realized	933.6	—	(26.1)	907.5
Unrealized	126.6	—	7.0	133.6
Total performance fees	1,060.2	—	(19.1)	1,041.1
Investment income
Realized	31.0	—	(14.7)	16.3
Unrealized	19.5	—	0.6	20.1
Total investment income	50.5	—	(14.1)	36.4
Interest and other income	14.5	—	—	14.5
Interest and other income of Consolidated Funds	—	903.5	—	903.5
Total revenues	2,240.9	903.5	(171.3)	2,973.1
Expenses
Compensation and benefits
Base compensation	624.5	—	—	624.5
Equity-based compensation	201.7	—	—	201.7
Performance fee related
Realized	285.5	—	—	285.5
Unrealized	32.2	—	—	32.2
Total compensation and benefits	1,143.9	—	—	1,143.9
General, administrative and other expenses	360.0	—	(2.5)	357.5
Interest	24.6	—	—	24.6
Interest and other expenses of Consolidated Funds	—	923.9	(165.8)	758.1
Other non-operating expense	7.1	—	—	7.1
Total expenses	1,535.6	923.9	(168.3)	2,291.2
Other income
Net investment gains of Consolidated Funds	—	1,755.5	2.5	1,758.0
Income before provision for income taxes	705.3	1,735.1	(0.5)	2,439.9
Provision for income taxes	40.4	—	—	40.4
Net income	664.9	1,735.1	(0.5)	2,399.5
Net income attributable to non-controlling interests in consolidated entities	22.1	—	1,734.6	1,756.7
Net income attributable to Carlyle Holdings	642.8	1,735.1	(1,735.1)	642.8
Net income attributable to non-controlling interests in Carlyle Holdings	622.5	—	—	622.5
Net income attributable to The Carlyle Group L.P.	$20.3	$1,735.1	$(1,735.1)	$20.3

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Cash flows from operating activities
Net income	$341.2	$694.9	$664.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	192.1	163.6	107.8
Equity-based compensation	344.0	322.4	201.7
Excess tax benefits related to equity-based compensation	(2.7)	(1.9)	—
Non-cash performance fees	(582.2)	(1,595.9)	(185.6)
Other non-cash amounts	(1.4)	(9.1)	8.4
Investment loss (income)	55.7	77.5	(39.9)
Purchases of investments and trading securities	(330.1)	(181.1)	(540.4)
Proceeds from the sale of investments and trading securities	567.5	303.4	233.2
Payments of contingent consideration	(59.6)	—	—
Change in deferred taxes, net	10.5	44.5	(9.3)
Change in due from affiliates and other receivables	(4.2)	(7.8)	10.1
Change in receivables and inventory of a consolidated real estate VIE	—	10.1	—
Change in deposits and other	(10.9)	9.7	9.4
Change in other assets of a consolidated real estate VIE	(25.0)	4.3	—
Change in accounts payable, accrued expenses and other liabilities	(23.4)	46.6	3.4
Change in accrued compensation and benefits	155.4	935.5	(5.3)
Change in due to affiliates	(81.6)	96.7	(23.6)
Change in other liabilities of a consolidated real estate VIE	(24.9)	(32.1)	—
Change in deferred revenue	36.8	0.7	(30.1)
Net cash provided by operating activities	557.2	882.0	404.7
Cash flows from investing activities
Change in restricted cash	69.8	(95.4)	(9.6)
Purchases of fixed assets, net	(29.7)	(29.5)	(32.7)
Purchases of intangible assets	—	—	(41.0)
Acquisitions, net of cash acquired	(3.1)	(10.2)	(42.8)
Net cash provided by (used in) investing activities	37.0	(135.1)	(126.1)
Cash flows from financing activities
Borrowings under credit facility	—	—	820.0
Repayments under credit facility	—	(386.3)	(744.6)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	495.3	—
Issuance of 5.625% senior notes due 2043, net of financing costs	210.8	394.1	—
Proceeds from loans payable	—	17.1	—
Payments on loans payable	—	(475.0)	(310.0)
Net payments on loans payable of a consolidated real estate VIE	(34.4)	(1.5)	—
Payments of contingent consideration	(39.5)	(23.9)	(10.0)
Net proceeds from issuance of common units, net of offering costs	449.5	—	615.8
Excess tax benefits related to equity-based compensation	2.7	1.9	—
Distributions to common unitholders	(102.7)	(59.9)	(11.7)
Distributions to non-controlling interest holders in Carlyle Holdings	(486.9)	(372.9)	(96.6)
Contributions from predecessor owners	—	—	9.3
Distributions to predecessor owners	—	—	(452.3)
Contributions from non-controlling interest holders	162.2	137.7	38.3
Distributions to non-controlling interest holders	(118.3)	(87.0)	(79.4)
Acquisition of non-controlling interests in Carlyle Holdings	(303.4)	(7.1)	—
Change in due to/from affiliates financing activities	(38.4)	17.3	0.7
Net cash used in financing activities	(298.4)	(350.2)	(220.5)
Effect of foreign exchange rate changes	(20.4)	2.8	(0.6)
Increase in cash and cash equivalents	275.4	399.5	57.5
Cash and cash equivalents, beginning of period	966.6	567.1	509.6
Cash and cash equivalents, end of period	$1,242.0	$966.6	$567.1

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2014 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Partnership’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages and positions of the directors and executive officers of our general partner, Carlyle Group Management L.L.C.

Name	Age	Position
William E. Conway, Jr.	65	Founder, Co-Chief Executive Officer and Director
Daniel A. D’Aniello	68	Founder, Chairman and Director
David M. Rubenstein	65	Founder, Co-Chief Executive Officer and Director
Jay S. Fishman	62	Director
Lawton W. Fitt	61	Director
James H. Hance, Jr.	70	Operating Executive and Director
Janet Hill	67	Director
Edward J. Mathias	73	Managing Director and Director
Dr. Thomas S. Robertson	72	Director
William J. Shaw	69	Director
Jeffrey W. Ferguson	49	General Counsel
Curtis L. Buser	51	Chief Financial Officer
Glenn A. Youngkin	48	Co-President & Co-Chief Operating Officer
Michael J. Cavanagh	49	Co-President & Co-Chief Operating Officer
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
Daniel A. D’Aniello. Mr. D’Aniello is a founder and Chairman of Carlyle and was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. D’Aniello was the Vice President for Finance and Development at Marriott Corporation for eight years. Before joining Marriott, Mr. D’Aniello was a financial officer at PepsiCo, Inc. and Trans World Airlines. Mr. D’Aniello is a member of The Council for the United States and Italy; the Lumen Institute; the U.S.—China CEO and Former Senior Officials’ Dialogue of the U.S. Chamber of Commerce; Vice Chairman of the American Enterprise Institute for Public Research; the Board of Trustees of Syracuse University; the Chancellor’s Council; the Corporate Advisory Council to the Martin J. Whitman School of Management; Chairman of the Wolf Trap Foundation of the Performing Arts; and an Advisor to the John Templeton Foundation. Mr. D’Aniello previously served as chairman and/or director of several private companies in which Carlyle had significant investment interests. Mr. D’Aniello is a 1968 magna cum laude graduate of Syracuse University, where he was a member of Beta Gamma Sigma, and a 1974 graduate of the Harvard Business School, where he was a Teagle Foundation Fellow.

David M. Rubenstein. Mr. Rubenstein is a founder and Co-Chief Executive Officer of Carlyle. He was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. Rubenstein practiced law in Washington, D.C. with Shaw, Pittman, Potts & Trowbridge LLP (now Pillsbury Winthrop Shaw Pittman LLP). From 1977 to 1981 Mr. Rubenstein was Deputy Assistant to the President for Domestic Policy. From 1975 to 1976, he served as Chief Counsel to the U.S. Senate Judiciary Committee’s Subcommittee on Constitutional Amendments. From 1973 to 1975, Mr. Rubenstein practiced law in New York with Paul, Weiss, Rifkind, Wharton & Garrison LLP. Among other philanthropic endeavors, Mr. Rubenstein is the Chairman of the John F. Kennedy Center for the Performing Arts, a Regent of the Smithsonian Institution, President of the Economic Club of Washington and on the Boards of Directors or Trustees of Duke University (Chair), Johns Hopkins University, University of Chicago, the Brookings Institution (Co-Chair), the Lincoln Center for the Performing Arts, the Council on Foreign Relations (Vice Chair) and the Institute for Advanced Study. Mr. Rubenstein is a 1970 magna cum laude graduate of Duke University, where he was elected Phi Beta Kappa. Following Duke, Mr. Rubenstein graduated in 1973 from The University of Chicago Law School.
Jay S. Fishman. Mr. Fishman is a member of the Board of Directors of our general partner. Mr. Fishman was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Fishman is Chairman and Chief Executive Officer of The Travelers Companies, Inc. Mr. Fishman has served as the Chief Executive Officer of Travelers since the April 2004 merger of The St. Paul Companies, Inc. with Travelers Property Casualty Corp. that formed Travelers, and he assumed the additional role of Chairman in September 2005. Mr. Fishman also held the additional title of President from October 2001 until June 2008. From October 2001 until April 2004, Mr. Fishman had been Chairman, Chief Executive Officer and President of The St. Paul Companies, Inc. Prior to joining The St. Paul Companies, Mr. Fishman held several executive posts at Citigroup Inc. from 1998 to 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance business. Mr. Fishman is currently a director of ExxonMobil Corporation, a trustee of the University of Pennsylvania, a trustee of New York — Presbyterian Hospital and the Chairman of the Board of New York City Ballet. Mr. Fishman graduated from the University of Pennsylvania and received an M.S. from the Wharton School at the University of Pennsylvania.
Lawton W. Fitt. Ms. Fitt is a member of the Board of Directors of our general partner. Ms. Fitt was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Fitt is a director of Ciena Corporation and The Progressive Corporation. Ms. Fitt served as Secretary (CEO) of the Royal Academy of Arts in London from October 2002 to March 2005. Prior to that, Ms. Fitt was an investment banker with Goldman, Sachs & Co., where she became a partner in 1994 and a managing director in 1996. She retired from Goldman, Sachs in 2002. Ms. Fitt is a former director of Thomson Reuters, Frontier Communications and Overture Acquisitions Corporation. She is also a trustee or director of several not-for-profit organizations, including the Goldman Sachs Foundation and the Thomson Reuters Foundation. Ms. Fitt received her bachelor s degree from Brown University and her M.B.A. from the Darden School of the University of Virginia.
James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of the Board of Directors of our general partner. Mr. Hance was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Market Strategies segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Hance is a director of Duke Energy Corporation, Cousins Properties Inc., Acuity Brands Inc. and Ford Motor Company. Mr. Hance is a former director of Sprint Nextel Corporation, Rayonier, Inc., EnPro Industries, Inc., Bank of America and Morgan Stanley. Mr. Hance serves as Emeritus Trustee on the Board of Trustees at Washington University in St. Louis. Mr. Hance graduated from Westminster College and received an M.B.A. from Washington University in St. Louis. He is a certified public accountant.
Janet Hill. Ms. Hill is a member of the Board of Directors of our general partner. Ms. Hill was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of The Wendy’s Company, Dean Foods Company and Echo360. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc. and Sprint Nextel Corporation. She also serves on the Board of Trustees at Duke University, John F. Kennedy Center for the Performing Arts, the Knight Commission on Intercollegiate Athletics, the Military Bowl, the Underground Railroad Freedom Center in Cincinnati, Ohio and the Wolf Trap Foundation. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.

Edward J. Mathias. Mr. Mathias is a Managing Director of Carlyle and a member of the Board of Directors of our general partner. Mr. Mathias was elected to the Board of Directors of our general partner effective May 2, 2012. Prior to joining Carlyle in 1994, Mr. Mathias was a long-time member of the Management Committee and Board of Directors of T. Rowe Price Associates, Inc., a major investment management organization. He was instrumental in the founding of Carlyle and assisted in raising the firm’s initial capital. Mr. Mathias is currently a director of Brown Advisory, the Baltimore-based investment firm and a Trustee Emeritus at the University of Pennsylvania. He is also a member of The Council of Foreign Relations and the President's Advisory Council on Doing Business in Africa (PAC-DBIA). Mr. Mathias holds an M.B.A. from Harvard Business School and an undergraduate degree from the University of Pennsylvania.

Dr. Thomas S. Robertson. Dr. Robertson is a member of the Board of Directors of our general partner. Dr. Robertson was elected to the Board of Directors of our general partner effective May 2, 2012. Dr. Robertson is the Joshua J. Harris Professor of Marketing at the Wharton School at the University of Pennsylvania. Prior to rejoining Wharton in 2007, Dr. Robertson was special assistant to Emory University’s president on issues of international strategy and a founding director of the Institute for Developing Nations established jointly by Emory University and The Carter Center in fall 2006. From 1998 until 2007, Dr. Robertson was Dean of Emory University’s Goizueta Business School and, from 1994 until 1998, he was the Sainsbury Professor at, and the Chair of Marketing and Deputy Dean of, the London Business School. From 1971 to 1994, Dr. Robertson was a member of the faculty at the Wharton School, and from 2007-2014, was the Dean of the Wharton School. Dr. Robertson is currently a director of CRA International Inc. and on the Board of Trustees of the Singapore Management University. He is also a former director of PRGX Global, Inc. Dr. Robertson graduated from Wayne State University and received his M.A. and Ph.D. in marketing from Northwestern University.

William J. Shaw. Mr. Shaw is a member of the Board of Directors of our general partner. Mr. Shaw was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1974 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President, and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriott Vacations Worldwide Corporation, serves on the Board of Trustees of three funds in the American Family of mutual funds, and is a former director of Marriott International, Inc. from March 1997 through February 2011. Mr. Shaw also serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an M.B.A. degree from Washington University in St. Louis.

Curtis L. Buser.  Mr. Buser is Chief Financial Officer of Carlyle and has served in such capacity since December 2014.  Mr. Buser also serves on Carlyle’s Executive Group.  From May 2014 until December 2014, Mr. Buser served as Carlyle’s Interim Chief Financial Officer.  Mr. Buser joined Carlyle in 2004 as a managing director and served as the firm’s Chief Accounting Officer until May 2014.  Prior to joining Carlyle, Mr. Buser was an audit partner with Ernst & Young, LLP.  He began his career with Arthur Andersen in 1985 and was admitted to the partnership in 1997.  Mr. Buser is a member of the PCAOB Investor Advisory Group.  Mr. Buser graduated from Georgetown University.

Michael J. Cavanagh. Mr. Cavanagh is Co-President and Co-Chief Operating Officer of Carlyle and has served in such capacity since June 2014. Mr. Cavanagh also serves on Carlyle's Executive Group. Prior to joining Carlyle in June 2014, Mr. Cavanagh was the Co-Chief Executive Officer of JPMorgan Chase & Co.’s Corporate & Investment Bank since 2012. Mr. Cavanagh also was a member of JPMorgan Chase & Co.’s Operating Committee since 2004. Prior to serving as the Co-Chief Executive Officer of the Corporate & Investment Bank, Mr. Cavanagh served as the Chief Executive Officer of JPMorgan Chase & Co.’s Treasury & Securities Services business from 2010-2012. Prior to that position, Mr. Cavanagh was the Chief Financial Officer of JPMorgan Chase & Co. from 2004-2010 and prior to that he was the Head of Middle Market Banking.  Mr. Cavanagh joined Bank One in May 2000 and held a variety of roles there including Head of Strategy and Planning, Treasurer, Chief Administrative Officer of the Commercial Bank and Chief Operating Officer for Middle Market Banking. Before joining Bank One, Mr. Cavanagh worked for seven years at Citigroup and its predecessors. Mr. Cavanagh earned his B.A. in history from Yale University and his J.D. from the University of Chicago. Mr. Cavanagh serves on the Board of Directors of Yum! Brands, Inc.
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

Glenn A. Youngkin. Mr. Youngkin is Co-President and Co-Chief Operating Officer of Carlyle and has served in such capacity since June 2014. Mr. Youngkin also serves on Carlyle’s Executive Group. From March 2011 until June 2014, Mr. Youngkin served as Chief Operating Officer. From October 2010 until March 2011, Mr. Youngkin served as Carlyle’s interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team.

From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin previously served on the Board of Directors of Kinder Morgan, Inc. as well as several other Carlyle portfolio companies. Mr. Youngkin also serves on the Board of Trustees of the National Cathedral School and the Board of Directors of the Rice Management Company. Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies from Rice University and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2014, such persons complied with all such filing requirements.

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

Our chairman, Daniel A. D’Aniello together with our co-chief executive officers, William E. Conway, Jr. and David M. Rubenstein, are our founders and co-principal executive officers. We refer to our founders, together with Michael J. Cavanagh, our co-president and co-chief operating officer, Glenn A. Youngkin, our co-president and co-chief operating officer, Curtis L. Buser, our chief financial officer and principal financial officer, Adena T. Friedman, our former chief financial officer and principal financial officer, Jeffrey W. Ferguson, our general counsel and Kewsong Lee, our deputy chief investment officer for CPE, as our “named executive officers.” Ms. Friedman resigned in May 2014 at which time Mr. Buser assumed the role of principal financial officer. In January 2014, we reevaluated our management structure and realigned the group of persons with policy making functions. As a result of this realignment, certain members of our management are no longer considered to be executive officers. With the exception of our employment agreements with Mr. Cavanagh and Mr. Lee, described below under “Employment Agreements with Mr. Cavanagh and Mr. Lee,” and the prior employment agreement with our former chief financial officer, Ms. Friedman, currently we do not have employment agreements with any of our named executive officers. Our founders have entered into non-competition and non-solicitation agreements with us that are described below under “— Summary Compensation Table — Founders’ Non-Competition and Non-Solicitation Agreements.”
Compensation Elements

The primary elements of our compensation program for our named executive officers are base salary, annual cash bonuses and long-term incentives, including the ownership of Carlyle Holdings units, deferred restricted common units and for certain of our named executive officers, carried interest, equity pool or key executive incentive plan (KEIP) interests. We believe that the elements of compensation for our named executive officers serve the primary objectives of our compensation program. However, we periodically review the compensation of our key employees, including our named executive officers, and, from time to time, we may implement new plans or programs or otherwise make changes to the compensation structure relating to current or future key employees, including our named executive officers. Compensation decisions and decisions regarding the allocation of carried interest and KEIP interests to our named executive officers, senior Carlyle professionals and other employees are made by our founders and other senior Carlyle professionals and not by our independent directors.
Base Salary. For 2014, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our founders determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers.
Annual Discretionary Bonuses. For 2014, our named executive officers, with the exception of our founders and Ms. Friedman who resigned in May 2014, were awarded bonuses. For our named executive officers other than Mr. Cavanagh and Mr. Lee, we paid 90% of each individual’s bonus in cash in December 2014 and paid the balance by granting an amount of deferred restricted common units that was equal to the remaining 10% of the total bonus amount in February 2015. We paid Mr. Cavanagh’s and Mr. Lee’s bonuses all in cash pursuant to our employment agreements with each of them. The amounts of the bonuses were $5,000,000 for Mr. Cavanagh, $3,000,000 for Mr. Youngkin, $1,000,000 for Mr. Buser, $1,400,000 for Mr. Ferguson and $2,500,000 for Mr. Lee. The deferred restricted common units granted to certain named executive officers as part of their discretionary bonus for services provided in 2014 for the remaining 10% of the total bonus amount vest 18 months after the grant date of February 1, 2015. These deferred restricted common units will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2015.

The discretionary bonuses for each of our named executive officers were recommended by Mr. D’Aniello and were approved by all three of our founders. As discussed below, Mr. Cavanagh’s cash bonus reflected a guaranteed minimum annual bonus of $2,725,000 and a sign-on bonus of $2,000,000 for the year pursuant to our employment agreement with him, as well as an additional $275,000 awarded to Mr. Cavanagh for his performance and individual contribution in 2014. Mr. Lee’s cash bonus reflected a guaranteed minimum annual bonus of $2,000,000 pursuant to our employment agreement with him and an additional $500,000 given Mr. Lee’s work related to the development of new products. The specific factors considered in determining the discretionary bonuses for Messrs. Youngkin, Buser and Ferguson are discussed below. Our founders determined that they would not accept an annual bonus for 2014 in order to further align their interests with our unitholders.

The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the contributions of the named executive officer to our development and success during 2014 and the named executive officer’s tenure at his level. An overview of select Carlyle 2014 accomplishments that were considered in determining the annual cash bonuses include:

•	Executing a successful equity offering in the first half of the year to strengthen Carlyle’s balance sheet and provide liquidity for certain of our senior Carlyle professionals;

•	Issuing $200 million of additional 5.625% Senior Notes due 2043 to strengthen our balance sheet;

•
Expanding our Natural Resources platform by exercising the option to purchase additional interests in the general partners of all future carry funds managed by NGP and exercising the option to purchase general partnership interests in NGP X;

•	Further developing and expanding the Investment Solutions segment;

•	Hiring key personnel to assist the senior management team in operating the firm, investing across Carlyle’s four platforms and with fundraising initiatives;

•	Raising over $24 billion in total capital commitments; and

•	Achieving strong performance at the firm and fund level.

Each of our named executive officers provided critical and significant contributions to Carlyle’s achievements in 2014. Mr. Cavanagh received a sign-on bonus of $2,000,000 for the year and a guaranteed minimum annual bonus of $2,725,000 pursuant to our employment agreement with him. We believe these bonus amounts were appropriate in attracting Mr. Cavanagh to help lead our firm. In addition to these bonus amounts, Mr. Cavanagh received an additional $275,000 based on his performance and individual contribution for 2014. In assessing Mr. Youngkin’s performance and individual contribution, we considered his strategic leadership role and operational oversight of our business on a global basis, and his active role in the continued global expansion of our investment platform through acquisitions and investments. In assessing Mr. Buser’s performance, we considered his oversight of accounting, finance, treasury and information technology. In assessing Mr. Ferguson’s performance, we considered his oversight of our global legal and compliance team, his role in managing our litigation and efforts undertaken to address new regulatory considerations. Mr. Lee received a guaranteed minimum annual bonus of $2,000,000 pursuant to our employment agreement with him. We believe this amount was appropriate in attracting Mr. Lee to serve as deputy chief investment officer of CPE, our largest segment. In addition to this bonus amount, Mr. Lee received an additional $500,000 given his work developing new products.
Carried Interest and Incentive Fees. The general partners of our carry funds typically receive a special residual allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. Similarly, the collateral managers of our structured credit funds and the investment advisors of our hedge funds are entitled to receive incentive fees from our credit and hedge funds if investors in such funds achieve a specified threshold return. While the Carlyle Holdings partnerships own controlling equity interests in these collateral managers, fund general partners and investment advisors, our senior Carlyle professionals and other personnel who work in these operations directly own a portion of the carried interest in these entities or are allocated a portion of the incentive fees, in order to better align their interests with our own and with those of the investors in these funds. Furthermore, we generally seek to concentrate the direct ownership of carried interest in respect of each carry fund and the incentive fees in our structured credit and hedge funds among those of our professionals who directly work with that fund so as to align their interests with those of our fund investors and of our firm. Our founders and Mr. Cavanagh, Mr. Buser and Mr. Lee do not currently receive allocations of direct carried interest ownership or incentive fees at the fund level. Mr. Youngkin and Mr. Ferguson previously received allocations of direct carried interest ownership at the fund level in respect of certain corporate private equity funds, but neither continues to receive such allocations for subsequent funds.

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

Equity Pool. The equity pool program allows employees to share in the future potential value of our investment activities by giving participants equity pool units that represent an economic stake in the investments made in that calendar year. In a given year, the equity pool receives a portion of any carried interest proceeds Carlyle earns from all investments made during the respective calendar year. On a semi-annual basis, participants then receive cash distributions equivalent to the equity pool unit value times their number of equity pool units. Other than Mr. Youngkin, Mr. Buser and Mr. Ferguson, none of our other named executive officers previously have received equity pool units to participate in the equity pool. The last equity pool was formed in 2011, prior to our initial public offering (“IPO”).

Key Executive Incentive Program (“KEIP”). In March 2014, we adopted a new methodology for determining potential future grants of deferred restricted common units and/or common units of the Partnership under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) to certain key executives. Commencing in 2014, Mr. Cavanagh and Mr. Youngkin participated in the KEIP. Ms. Friedman was also eligible to participate in the KEIP, but this right terminated upon her departure following her resignation as Chief Financial Officer in May 2014. Additional key executives may be eligible to participate in the KEIP at our discretion. The KEIP is intended to be an incentive to such key executives to align their economic interests with those of our fund investors and our common unitholders, as well as with Carlyle’s overall performance. Under the terms of the KEIP, for each calendar year commencing with 2014, we will calculate the number of deferred restricted common units to be issued to the participating executives based on the carried interest generated by the investment pool composed of the portfolio investments acquired during the calendar year by any of our carry funds. On a semi-annual basis, based on the amount of carried interest distributed during that period (less any funds escrowed to secure clawback obligations during that period) in the investment pool and the participating executive’s participation percentage, we will calculate a number of deferred restricted common units to be granted to such executive for that period by reference to that executive’s interest in the investment pool for that period divided by the fair market value of our common units on the relevant grant date. The grant of such deferred restricted common units is anticipated to be made on November 1 of each year for carry distributed during the first and second quarters of the calendar year and on May 1 of the following year for carry distributed during the third and fourth quarters of the calendar year, subject in each case to a minimum grant threshold value of $100,000 for each six-month period. Each deferred restricted common unit grant will vest six months from the grant date.

For Mr. Cavanagh, the KEIP investment pool for 2014 includes investments made during both 2013 and 2014. We did not grant to Mr. Cavanagh any deferred restricted common units pursuant to the KEIP in November 2014, but we anticipate that we will grant to Mr. Cavanagh, on May 1, 2015, deferred restricted common units with a value of $528,308 in respect of carried interest generated from the KEIP program’s inception through December 31, 2014. Mr. Cavanagh’s participation percentage for each of the 2014, 2015 and 2016 KEIP investment pools is 0.5%. Mr. Cavanagh’s participation percentage for 2015 and 2016 is guaranteed. Subsequent to 2016, his participation percentage will be determined in our discretion. Mr. Youngkin’s participation percentage for the 2014 and 2015 KEIP investment pools is 0.5%. Mr. Youngkin’s 2015 participation percentage was determined in our discretion.

Other Equity Grants. At the time of the initial public offering, our pre-IPO owners contributed to the Carlyle Holdings partnerships equity interests in our business in exchange for partnership units of Carlyle Holdings. All of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested upon receipt. Some of the Carlyle Holdings partnership units received by employees other than our founders in exchange for their contribution of interests in the Parent Entities and other interests, however, are subject to vesting, as are certain additional Carlyle Holdings partnership units we have issued subsequent to our IPO in connection with certain acquisitions. Accordingly, we recognize expense for financial statement reporting purposes in respect of the unvested Carlyle Holdings partnership units and deferred restricted common units received by our personnel, including the named executive officers.

As part of the annual bonuses for our named executive officers (other than the founders, who did not receive bonuses, and Messrs. Lee and Cavanagh, who received largely guaranteed bonuses in cash pursuant to their respective employment agreements) for services provided in 2014, we decided to pay a portion of such bonuses in deferred restricted common units that were granted in February 2015. These grants of deferred restricted common units represent 10% of the total bonus amount awarded to each person and will vest 18 months after the grant date of February 1, 2015. These deferred restricted common units will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2015. Because the value of these deferred restricted common units is directly tied to the performance of the Partnership, we believe this fosters a strong alignment of interests among our named executive officers and our unitholders. On February 1, 2014, we granted to Mr. Lee 592,691 deferred restricted common units pursuant to the terms of our employment agreement with him. One-sixth of these deferred restricted common units vested on each of May 1, 2014 and February 1, 2015 and the remaining deferred restricted common units will vest in equal installments over a four year period commencing with the next vesting on February 1, 2016. On August 1, 2014, we granted to Mr. Cavanagh 994,392 deferred restricted common units pursuant to the terms of our employment agreement with him. Of the 994,392 deferred restricted common units, 60,976 vest in equal installments over a period of five years from the grant date and 933,416, which were granted as make-whole consideration for equity interests or other compensatory amounts that Mr. Cavanagh forfeited upon his departure from his prior employer, will vest over three years, with one-third of such amount previously vesting on February 1, 2015 and one-third vesting on each of the second and third anniversaries of the grant date.

As part of our year-end compensation program, on February 1, 2015 we awarded deferred restricted common to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. The size of each grant was determined by all three of our founders. These grants are subject to a series of different vesting schedules. Each of our named executive officers, other than our founders, Mr. Cavanagh (who received a grant of $2 million deferred restricted common units on February 1, 2015 pursuant to the terms of his employment agreement) and Ms. Friedman (who resigned in May 2014), received grants ranging in amounts equivalent to $1 to $2 million based on the fair market value of our common units on the grant date. These deferred restricted common units will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2015.

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

Summary Compensation Table

The following table presents summary information concerning compensation of our named executive officers during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.

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

For those of our named executive officers who own direct carried interest allocations or allocations of incentive fees at the fund level or who participate in the equity pool program, we have reported in the All Other Compensation column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year.

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)(1)	Stock Awards ($)(2)		All Other Compensation ($)		Total ($)(3)
William E. Conway, Jr.	2014	275,000		—	—		6,500	(4)	281,500
Founder and Co-Chief Executive Officer	2013	275,000		—	—		6,375	(4)	281,375
(co-principal executive officer)	2012	275,000		—	—		6,250	(4)	281,250
Daniel A. D'Aniello	2014	275,000		—			6,500	(4)	281,500
Founder and Chairman	2013	275,000		—	—		6,375	(4)	281,375
(co-principal executive officer)	2012	275,000		—	—		6,250	(4)	281,250
David M. Rubenstein	2014	275,000		—	—		6,500	(4)	281,500
Founder and Co-Chief Executive Officer	2013	275,000		—	—		6,375	(4)	281,375
(co-principal executive officer)	2012	275,000		—	—		6,250	(4)	281,250
Adena T. Friedman (5)	2014	126,923		—	1,791,615	(6)	3,173	(4)	1,921,711
Former Chief Financial Officer	2013	275,000		1,518,000	—		6,375	(4)	1,799,375
(former principal financial officer)	2012	275,000		1,725,000	—		1,023	(7)	2,001,023
Curtis L. Buser	2014	275,000		900,000	1,658,425		278,505	(8)	3,111,930
Chief Financial Officer
(principal financial officer)
Michael J. Cavanagh	2014	137,500	(9)	5,000,000	26,092,846		—		31,230,346
Co-President and Co-Chief Operating Officer
Glenn A. Youngkin	2014	275,000		2,700,000	2,666,619		14,636,834	(10)	20,278,453
Co-President and Co-Chief Operating Officer	2013	275,000		2,112,000	—		8,173,232	(10)	10,560,232
	2012	275,000		2,400,000	—		14,548,028	(10)	17,223,028
Jeffrey W. Ferguson	2014	275,000		1,260,000	944,395		1,860,733	(11)	4,340,128
General Counsel
Kewsong Lee	2014	275,000		2,500,000	17,537,727		6,500	(4)	20,319,227
Deputy Chief Investment Officer for Corporate Private Equity

(1)
For 2014, the amount shown represents the cash portion of the year-end bonus paid in December 2014 and excludes the portion paid in deferred restricted common units in February 2015, with the exception of Messrs. Cavanagh and Lee, who received their full bonus amount in cash in December 2014 as further discussed in “Compensation Discussion and Analysis—Compensation Elements—Annual Discretionary Bonuses.” As part of the discretionary bonuses for services provided in 2014, each of our named executive officers (other than our founders, Ms. Friedman and Messrs. Cavanagh and Lee) received 10% of his bonus in a grant of deferred restricted common units. See footnote (5) below.

(2)
This amount represents the grant-date fair value of deferred restricted common units granted in 2014, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
As part of the discretionary bonuses for services provided in 2014, each of our named executive officers (other than our founders, Ms. Friedman and Messrs. Cavanagh and Lee) received 10% of his bonus in a grant of deferred restricted common units. Mr. Buser, Mr. Youngkin and Mr. Ferguson received deferred restricted common units equivalent to a value of $100,000, $300,000 and $140,000, respectively, all of which will vest 18 months from the grant date of February 1, 2015. In addition, as part of our year-end compensation program we awarded additional deferred restricted common units to each of our named executive officers (other than our founders, Ms. Friedman and Mr. Cavanagh). Mr. Buser, Mr. Youngkin, Mr. Ferguson and Mr. Lee received deferred restricted common units on February 1, 2015 equivalent to a value of $1,000,000, $2,000,000, $1,000,000 and $1,000,000, respectively, of which 40% will vest on August 1, 2016, 30% will vest on August 1, 2017 and the remaining 30% will vest on August 1, 2018. Mr. Cavanagh received two grants of deferred restricted common units pursuant to the terms of our employment agreement with him equivalent to a value of $2,000,013 as a guaranteed award that vest in equal installments over a period of five years from the grant date and $30,616,045 as a make-whole award that vests over three years, with one-third of such amount previously vesting on February 1, 2015 and one-third vesting on each of the second and third anniversaries of the grant date.

(4)	This amount represents our 401(k) matching contributions.

(5)
Ms. Friedman served as our Chief Financial Officer and principal financial officer until her resignation in May 2014, at which time Mr. Buser became our Interim Chief Financial Officer and principal financial officer. In December 2014, Mr. Buser was named our Chief Financial Officer and continues to be our principal financial officer.

(6)	These deferred restricted common units were unvested and were forfeited upon Ms. Friedman’s departure following her resignation as Chief Financial Officer in May 2014.

(7)
Represents actual cash distributions received by Ms. Friedman in respect of the portion of the carried interest-related distributions received by Ms. Friedman from the former Parent Entities that were subject to forfeiture in the event Ms. Friedman were to have ceased providing services prior to the time the relevant investment in a carry fund was realized.

(8)	This amount represents cash distributions received by Mr. Buser in respect of his equity pool interests and also includes $6,500 in 401(k) matching contributions for 2014.

(9)	Mr. Cavanagh joined the firm in June 2014 and, therefore, his salary is pro-rated for his service period during 2014.

(10)
Represents actual cash distributions received by Mr. Youngkin in respect of direct carried interest allocations at the fund level and the portion of the carried interest-related distributions received by Mr. Youngkin from the former Parent Entities that were subject to forfeiture in the event Mr. Youngkin were to have ceased providing services prior to the time the relevant investment in a carry fund was realized. The amounts for 2014, 2013 and 2012 in the table also include $6,500, $6,375 and $6,250, respectively, representing 401(k) matching contributions for such periods.

(11)
This amount represents actual cash distributions received by Mr. Ferguson in respect of direct carried interest allocations at the fund level and also includes $6,500 in 401(k) matching contributions for 2014.

Grants of Plan-Based Awards in 2014

The number of deferred restricted common units shown under the column heading “Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested deferred restricted common units that were granted to the relevant named executive officer in 2014. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718. For additional information regarding the determination of grant date fair value, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

		Stock Awards(1)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
William E. Conway, Jr.	—	—	$—
Daniel A. D’Aniello	—	—	$—
David M. Rubenstein	—	—	$—
Adena T. Friedman (2)	2/1/2014	63,402	$1,791,615
Curtis L. Buser (3)	2/1/2014	60,042	$1,658,425
Glenn A. Youngkin (4)	2/1/2014	94,457	$2,666,619
Michael J. Cavanagh (5)	8/1/2014	994,392	$26,092,846
Jeffrey W. Ferguson (6)	2/1/2014	33,210	$944,395
Kewsong Lee (7)	2/1/2014	592,691	$17,537,727

(1) The references to “stock”, “shares” or “units” in this table refer to deferred restricted common units.
(2) Ms. Friedman forfeited these 63,402 deferred restricted common units upon her resignation and departure from the firm in May 2014.

(3)
Of Mr. Buser’s 60,042 deferred restricted common units, 8,332 units vest on August 1, 2015, 4,309 units vest on August 1, 2016, 4,309 units vest on August 1, 2017 and 43,092 units vest on August 1, 2019.

(4)	Of Mr. Youngkin’s 94,457 deferred restricted common units, 8,274 units vest on August 1, 2015, 43,092 units vest on August 1, 2017 and 43,091 units vest on August 1, 2019.

(5)
Of Mr. Cavanagh’s 994,392 deferred restricted common units, 60,976 vest in equal installments over a period of five years from the grant date and 933,416 vest over three years, with one-third of such amount vesting on February 1, 2015 and one-third vesting on each of the second and third anniversaries of the grant date.

(6)	Of Mr. Ferguson’s 33,210 deferred restricted common units 4,482 units vest on August 1, 2015, 14,364 units vest on August 1, 2017 and 14,364 units vest on August 1, 2019.

(7)
Of Mr. Lee’s 592,691 deferred restricted common units,  98,802 vested on May 1, 2014 and 98,778 vested on February 1, 2015.  The remaining 395,111 will vest in equal installments on the anniversary of the grant date over the next four years.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014
Terms of Deferred Restricted Common Units

In connection with our initial public offering, the firm adopted the Equity Incentive Plan, which is a source of new equity-based awards permitting us to grant to our senior Carlyle professionals, employees, directors of our general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on our common units and Carlyle Holdings partnership units. Grants under the Equity Incentive Plan are usually subject to time-based vesting and forfeiture of unvested units if an employee should cease providing services to us or our affiliates.

Vesting. For our named executive officers (other than the founders, who did not receive bonuses, and Messrs. Lee and Cavanagh, who received largely guaranteed bonuses in cash pursuant to their respective employment agreements), we paid 10% of their 2014 bonuses in deferred restricted common units granted on February 1, 2015. These deferred restricted common units vest 18 months from the grant date.

As part of our year-end compensation program, on February 1, 2015 we awarded deferred restricted common units to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. These grants are subject to a series of different vesting schedules.

Under the terms of the KEIP, on a semi-annual basis, we will calculate a number of deferred restricted common units to be granted for that period. The grant of such deferred restricted common units is anticipated to be made on November 1 of each year for the first and second quarters of the calendar year and on May 1 of the following year for the third and fourth quarters of the calendar year. Each deferred restricted common unit grant made pursuant to the KEIP will vest six months from the grant date.

Transfer Restrictions. Employee holders of our Carlyle Holdings partnership units, including our founders and our other senior Carlyle professionals, are prohibited from transferring or exchanging any such units without our consent until the fifth anniversary of the initial public offering. However, exchanges and sales may occur prior to such time in firm-approved transactions or as part of a firm-approved plan or program.
Employment Agreements

For a discussion of the material provisions of the employment agreements with our named executive officers, see “Potential Payments Upon Termination or Change in Control” and “Employment Agreements with Mr. Cavanagh and Mr. Lee” below.

Outstanding Equity Awards at 2014 Fiscal-Year End

Our pre-IPO owners, including certain of our named executive officers, received Carlyle Holdings partnership units in the reorganization in exchange for the contribution of their equity interests in the former Parent Entities and a portion of the equity interests they owned in certain of our operating subsidiaries. Each holder of our Carlyle Holdings partnership units who is employed by us will generally be required to hold at least 25% of such units until one year following the termination of active service with us. A holder who is our employee will generally forfeit all unvested Carlyle Holdings partnership units once he or she is no longer providing services. Notwithstanding the foregoing, upon the death or permanent disability of a holder of all of his or her unvested Carlyle Holdings partnership units held at that time will vest immediately. In addition, all vested and unvested Carlyle Holdings partnership units held by a holder who is employed by us will be immediately forfeited in the event his or her service is terminated for cause, or if such person materially breaches the non-solicitation provisions of the partnership agreements of the Carlyle Holdings partnership agreements.

The following table provides information regarding outstanding unvested equity awards held by our named executive officers as of December 31, 2014. Some of the Carlyle Holdings partnership units received as a part of the reorganization by our named executive officers are subject to vesting; however, all of the Carlyle Holdings partnership units received by our founders as part of the reorganization we effected prior to our initial public offering were fully vested. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Carlyle Holdings partnership units and unvested deferred restricted common units held by the named executive officer by the closing market price of $27.50 per Carlyle common unit on December 31, 2014, the last trading day of 2014.

	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Michael J. Cavanagh (2)	994,392	$27,345,780
Glenn A. Youngkin (3)	2,695,256	$74,119,540
Curtis L. Buser (4)	202,934	$5,580,685
Jeffrey W. Ferguson (5)	377,016	$10,367,940
Adena T. Friedman (6)	—	—
Kewsong Lee (7)	493,889	$13,581,948

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and deferred restricted common units.

(2)	Mr. Cavanagh’s 994,392 units are all deferred restricted common units.

(3)	Mr. Youngkin’s 2,695,256 units are composed of 2,600,799 Carlyle Holdings partnership units and 94,457 deferred restricted common units.

(4)	Mr. Buser’s 202,934 units are composed of 130,353 Carlyle Holdings partnership units and 72,581 deferred restricted common units.

(5)	Mr. Ferguson’s 377,016 units are composed of 343,806 Carlyle Holdings partnership units and 33,210 deferred restricted common units.

(6)	Ms. Friedman forfeited all of her unvested Carlyle Holdings partnership units and deferred restricted common units upon her departure in May 2014.

(7)	Mr. Lee’s 493,889 units are all deferred restricted common units.
Option Exercises and Stock Vested in 2014
Our named executive officers had no option exercises during the year ended December 31, 2014. Some of our named executive officers had stock vest during the year ended December 31, 2014.

	Stock Awards(1)
	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Michael J. Cavanagh	—	—
Glenn A. Youngkin	650,200	$20,819,404
Curtis L. Buser	38,859	$1,261,758
Jeffrey W. Ferguson	85,952	$2,752,183
Adena T. Friedman	88,139	$2,822,211
Kewsong Lee	98,802	$3,220,945

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and Carlyle common units.

(2)
Value based on the fair market value of the units on the vesting date of May 1, 2014 for Mr. Lee and May 2, 2014 for Ms. Friedman and Messrs. Youngkin and Ferguson. For Mr. Buser, the value is based on the value of 32,589 Carlyle Holdings partnership units that vested on May 2, 2014 and 6,270 common units received upon the vesting of deferred restricted common units on February 1, 2014.

Pension Benefits for 2014
We provide no pension benefits to our named executive officers.
Nonqualified Deferred Compensation for 2014
We provide no defined contribution plans for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

Other than Mr. Cavanagh and Mr. Lee, our named executive officers are not entitled to any additional payments or benefits upon termination of employment, upon a change in control of our company or upon retirement, death or disability.
If at any time before June 30, 2017 (the third anniversary of Mr. Cavanagh’s commencement of employment), Mr. Cavanagh’s employment is terminated by him for Good Reason, as such term is defined in Mr. Cavanagh’s employment agreement, or if his employment is terminated by us without Cause, as such term is defined in Mr. Cavanagh’s employment agreement, we will pay severance to Mr. Cavanagh in an amount equal to the sum of (1) the base salary amounts that Mr. Cavanagh would have received from the date of his termination through the third anniversary of his employment commencement date if his employment had not terminated and (2) the excess of the sum of Mr. Cavanagh’s guaranteed bonus amounts through 2016 over the bonus amounts actually paid to him for such years. The aggregate severance amount paid to Mr. Cavanagh, however, will in no event be less than 25% of his annual base salary. If at any time on or after June 30, 2017, Mr. Cavanagh’s employment is terminated by him for Good Reason or if his employment is terminated by us without Cause, we will pay severance to Mr. Cavanagh in an amount equal to 25% of his annual base salary. If Mr. Cavanagh’s employment is terminated at any time for any reason he is entitled to accrued but unpaid base salary through the effective date of such termination.
If Mr. Cavanagh is terminated by us other than for Cause or if he terminates his employment with us for Good Reason, he is entitled to receive specified additional payments, including the possible accelerated vesting of certain equity awards due to his role within the firm. Mr. Cavanagh also may be entitled to accelerated vesting of his equity awards in the event of a change of control of the firm. In addition, Mr. Cavanagh is eligible to receive a severance payment calculated with reference to his participation in the KEIP in the event of termination of his employment for specified reasons, which severance payment, if any, will be made in common units.
For the purpose of the employment agreement with Mr. Cavanagh, “Good Reason” includes (1) a material breach of the employment agreement by us; (2) a significant, sustained reduction in or adverse modification of the nature and scope of Mr. Cavanagh’s authority, duties and privileges; (3) a reduction in Mr. Cavanagh’s base salary, guaranteed bonus or the termination or reduction of any significant benefit; (4) the termination or non-renewal of any incentive or other compensation plan or program in which Mr. Cavanagh participates, if such plan or program is not replaced with a plan or program with similar potential value; (5) the relocation of Mr. Cavanagh to an office location more than 50 miles from New York, NY without his consent; (6) our failure to have Mr. Cavanagh’s employment agreement assumed in writing by any successor in interest in connection with any reorganization, merger, consolidation or other disposition of all or substantially all of our assets; (7) without Mr. Cavanagh’s consent, the appointment of any person other than Glenn Youngkin as the Chief Executive Officer or Co-Chief Executive Officer upon the departure of Messrs. Conway or Rubenstein; but in each case only if such Good Reason has not been corrected or cured by us within 30 days after we have received written notice from Mr. Cavanagh of his intent to terminate his employment for Good Reason; and “Cause” includes (1) gross negligence or willful misconduct in the performance of the duties required of Mr. Cavanagh under his employment agreement; (2) breach of any material provision of our employment agreement with Mr. Cavanagh; (3) Mr. Cavanagh conviction of fraud, embezzlement or any other felony or Mr. Cavanagh entering into a plea bargain or settlement admitting guilt for any felony; (4) Mr. Cavanagh being the subject of any order by the SEC for any securities violation, if such order has a material adverse effect on Mr. Cavanagh’s ability to function in his position, taking into account the services required by Mr. Cavanagh and the nature of our business.

Mr. Cavanagh is subject to a covenant not to disclose our confidential information at any time and may not disclose publicly or discuss our fundraising efforts or the name of any fund vehicle that has not had a final closing with any member of the press. Mr. Cavanagh also is subject to restricted covenants, including a covenant not to solicit our employees or customers during his employment term and for one year following termination of his employment for any reason without our prior written consent. He is also subject to a covenant not to breach any agreements, including non-solicitation agreements, with any former employer. We have also entered into an indemnification agreement with Mr. Cavanagh in the same form as that which applies to our other executive officers.

If at any time before December 31, 2015 (the second anniversary of Mr. Lee’s commencement of employment), Mr. Lee’s employment is terminated by him for Good Reason, as such term is defined in Mr. Lee’s employment agreement, or if his employment is terminated by us without Cause, as such term is defined in Mr. Lee's employment agreement, we will pay severance to Mr. Lee in an amount equal to the sum of (1) the base salary amounts that Mr. Lee would have received from the date of his termination through the second anniversary of his employment commencement date if his employment had not terminated and (2) the excess of the sum of Mr. Lee’s guaranteed bonus amounts through 2015 over the bonus amounts actually paid to him for such years. The aggregate severance amount paid to Mr. Lee, however, will in no event be less than 25% of his annual base salary. If at any time on or after December 31, 2015, Mr. Lee’s employment is terminated by him for Good Reason or if his employment is terminated by us without Cause we will pay severance to Mr. Lee in an amount equal to 25% of his annual base salary. If Mr. Lee’s employment is terminated at any time for any other reason he is entitled to accrued but unpaid base salary through the effective date of such termination.
For the purpose of the employment agreement with Mr. Lee, “Good Reason” includes (1) a material breach of the employment agreement by us or (2) a significant, sustained reduction in or adverse modification of the nature and scope of Mr. Lee’s authority, duties and privileges, in each case only if such Good Reason has not been corrected or cured by us within 30 days after we have received written notice from Mr. Lee of his intent to terminate his employment for Good Reason; and “Cause” includes (1) gross negligence or willful misconduct in the performance of the duties required of Mr. Lee under the employment agreement; (2) willful conduct that Mr. Lee knows is materially injurious to us or any of our affiliates; (3) his breach of any material provision of the employment agreement; (4) Mr. Lee’s conviction of any felony or Mr. Lee entering into a plea bargain or settlement admitting guilt for any felony; (5) Mr. Lee being the subject of any order by the SEC for any securities violation or; (6) Mr. Lee discussing our fundraising efforts or any fund vehicle that has not had a final closing of commitments with any member of the press. Mr. Lee is not entitled to any additional payments or benefits upon a change in control of our company or upon retirement, death or disability.
Mr. Lee is subject to a covenant not to disclose our confidential information at any time and may not disclose publicly or discuss our fundraising efforts or the name of any fund vehicle that has not had a final closing with any member of the press. Mr. Lee also is subject to restricted covenants, including a covenant not to solicit our employees or customers during his employment term and for one year following termination of his employment for any reason without our prior written consent. He is also subject to a covenant not to breach any agreements, including non-solicitation agreements, with any former employer.

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

Employment Agreements with Mr. Cavanagh and Mr. Lee

We have entered into an employment agreement with Mr. Cavanagh pursuant to which he serves as our co-president and co-chief operating officer. The employment term is indefinite and lasts until Mr. Cavanagh’s employment is terminated pursuant to the terms of the employment agreement. Mr. Cavanagh is currently entitled to receive an annual base salary of $275,000, which may be increased from time-to-time by us. For each of the calendar years 2014, 2015 and 2016, Mr. Cavanagh is entitled to a guaranteed minimum bonus of $2,725,000 per year and a signing bonus of $2,000,000 per year. For calendar years following 2016, Mr. Cavanagh will be paid bonuses at our discretion. In August 2014, we granted Mr. Cavanagh 60,976 deferred restricted common units that will vest in equal installments over five years. In addition, pursuant to his employment agreement, in February 2015 we granted deferred restricted common units to Mr. Cavanagh with a value based on the closing price per Carlyle common unit on the date of grant of approximately $2,000,000 that in equal installments over five years from the date of grant. In calendar year 2016, we will also grant to Mr. Cavanagh a number of deferred restricted common units of the Partnership that will have a value based on the closing price per Carlyle common unit on the date of grant equal to $2,000,000 that will vest in equal installments over five years from the date of grant. In August 2014, we also granted to Mr. Cavanagh 933,416 deferred restricted common units of which one-third vested on February 1, 2015 and one-third will vest on each of August 1, 2016 and August 1, 2017 as make-whole consideration for equity interests or other compensatory amounts that Mr. Cavanagh forfeited upon his departure from his prior employer.

We have entered into an employment agreement with Mr. Lee pursuant to which he serves as the Deputy Chief Investment Officer of our Corporate Private Equity segment. The employment term is indefinite and lasts until Mr. Lee’s employment is terminated pursuant to the terms of the employment agreement. Mr. Lee is currently entitled to receive an annual base salary of $275,000, which may be increased from time to time by us. For each of the calendar years 2014 and 2015, Mr. Lee is entitled to a guaranteed minimum bonus of $2,000,000 per year. For calendar years following 2015, Mr. Lee will be paid bonuses at our discretion.

Director Compensation in 2014

No additional remuneration is paid to our employees or advisors for service as a director or on committees of the board of directors of our general partner. Certain of the directors of our general partner are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. In 2014, each director who is not an employee of or advisor to Carlyle received an annual cash retainer of $225,000, $125,000 of which was paid in cash and $100,000 of which was paid in the form of a grant of deferred restricted common units in May 2014 that vest on the first anniversary of the grant date. An additional $25,000 annual cash retainer was paid to the Chairman of the Audit Committee for 2014.

The following table provides the director compensation for Mr. Hance and Mr. Mathias and our non-employee directors for 2014:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jay S. Fishman	$125,000	$90,015	$215,015
Lawton W. Fitt	$125,000	$90,015	$215,015
James H. Hance, Jr. (2)	$—	$—	$—
Janet Hill	$125,000	$90,015	$215,015
Edward J. Mathias (2)	$—	$—	$—
Dr. Thomas S. Robertson	$125,000	$90,015	$215,015
William J. Shaw	$150,000	$90,015	$240,015

(1)
The reference to “stock” in this table refers to deferred restricted common units. Amounts represent the grant date fair value of stock awards granted in the year, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the computation of grant date fair value, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
As Mr. Hance is an Operating Executive and Mr. Mathias is an employee, no additional remuneration is paid to them as directors of our general partner. Mr. Hance and Mr. Mathias’ compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The following table provides information regarding outstanding unvested equity awards held by our non-employee and operating executive directors as of December 31, 2014:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Jay S. Fishman	6,098	$167,695
Lawton W. Fitt	6,098	$167,695
Janet Hill	6,098	$167,695
Dr. Thomas S. Robertson	6,098	$167,695
William J. Shaw	6,098	$167,695

(a)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.

(b)
The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $27.50 per Carlyle common unit on December 31, 2014, the last trading day of 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of The Carlyle Group L.P. common units and Carlyle Holdings partnership units as of February 23, 2015 by each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of The Carlyle Group L.P., each of the directors and named executive officers of our general partner and all directors and executive officers of our general partner as a group. We are managed by our general partner, Carlyle Management L.L.C., and the limited partners of The Carlyle Group L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe the common units are “voting securities” as such term is defined in Rule 12b-2 under the Exchange Act.

	Common Units Beneficially Owned		Carlyle Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner (2)	Number	% of Class	Number	% of Class
William E. Conway, Jr.	—	—	45,499,644	18.1%
Daniel A. D’Aniello (3)	—	—	45,499,644	18.1%
David M. Rubenstein	—	—	46,999,644	18.7%
Jay S. Fishman	9,905	*	—	—
Lawton W. Fitt	9,905	*	—	—
James H. Hance, Jr.	—	—	251,380	*
Janet Hill	9,905	*	—	—
Edward J. Mathias	—	—	619,242	*
Thomas S. Robertson	9,905	*	—	—
William J. Shaw	9,905	*	—	—
Michael J. Cavanagh	158,582	*	—	—
Glenn A. Youngkin (3)	150,000	*	5,671,088	2.3%
Curtis L. Buser	8,065	*	260,708	*
Jeffrey W. Ferguson	—	—	684,118	*
Kewsong Lee	197,580	*	—	—
Adena T. Friedman (4)	—	—	352,557	*
All executive officers and directors as a group (14 persons)	366,172	*	145,485,468	58.0%

*	Less than 1%

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

(3)
The Carlyle Holdings partnership units shown in the table above for the named executive officers and directors include the following units held for the benefit of family members with respect to which such person disclaims beneficial ownership: Mr. D’Aniello – 285,714 units held in a trust for which Mr. D’Aniello is the investment trustee and Mr. Youngkin – 142,857 units held in trusts for which Mr. Youngkin is the investment trustee.

(4)	Ms. Friedman served as our Chief Financial Officer and principal financial officer until her resignation in May 2014.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	18,946,369	—	24,702,807
Equity compensation plans not approved by security holders	—	—	—
Total	18,946,369	—	24,702,807

(1)	Reflects the outstanding number of our deferred restricted common units granted under the Equity Plan as of December 31, 2014.

(2)
The aggregate number of our common units and Carlyle Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 10% of the aggregate number of our common units and Carlyle Holdings partnership units outstanding on the last day of the immediately preceding fiscal year (excluding Carlyle Holdings partnership units held by The Carlyle Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Carlyle Holdings partnership units which were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Plan should decide to increase the number of our common units and Carlyle Holdings partnership units available for future grants under the plan by a lesser amount). As of January 1, 2015, pursuant to this formula, 31,895,630 units were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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
Tax Receivable Agreement
Limited partners of the Carlyle Holdings partnerships, may, subject to the terms of the exchange agreement and the Carlyle Holdings partnership agreements, exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis. A Carlyle Holdings limited partner must exchange one partnership unit in each of the three Carlyle Holdings partnerships to effect an exchange for a common unit. Carlyle Holdings I L.P. has made an election under Section 754 of the Code effective for each taxable year in which an exchange of partnership units for common units occurred and will do so for all future tax years in which an exchange occurs. The election has resulted in increases to the tax basis of the assets of Carlyle Holdings at the time of an exchange of partnership units and future exchanges are expected to result in similar increases in future tax years. These increases in tax basis have reduced the amount of tax that certain of our subsidiaries, including Carlyle Holdings I GP Inc., which we refer to as, together with any successors thereto, the “corporate taxpayers,” would otherwise be required to pay in current period as well as in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis was and is allocated to those capital assets. The IRS may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.
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

Pursuant to the partnership agreements of the Carlyle Holdings partnerships, the wholly owned subsidiaries of The Carlyle Group L.P. which are the general partners of those partnerships, have the right to determine when distributions will be made to the partners of Carlyle Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Carlyle Holdings pro rata in accordance with the percentages of their respective partnership interests.
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
All of the Carlyle Holdings partnership units received by our founders as part of the reorganization we undertook at the time of our initial public offering are fully vested. All of the Carlyle Holdings partnership units received by our other employees in exchange for their interests in carried interest owned at the fund level relating to investments made by our carry funds prior to the date of the reorganization are fully vested.  Of the outstanding Carlyle Holdings partnership units, excluding those held by Messrs. D’Aniello, Conway, Rubenstein and by Mubadala, 60% are fully vested and 40% are unvested as of December 31, 2014. The unvested Carlyle Holdings units generally will vest in equal installments over the next 4 years on each anniversary of our initial public offering.
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
Firm Use of Our Founders’ Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Conway, D’Aniello and Rubenstein. Messrs. Conway, D’Aniello and Rubenstein paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Conway, D’Aniello and Rubenstein and other of our personnel is made at market rates, which during 2014 totaled $4,365 for Mr. Conway, $80,115 for Mr. D’Aniello, and $392,865 for Mr. Rubenstein. Consistent with the terms of our agreement with the entity controlled by Mr. Conway, in 2014 we received a payment of $20,340 from the entity controlled by Mr. Conway to adjust the estimated annualized costs of operating his aircraft in 2013 to the actual costs incurred. We also made payments for services and supplies relating to business use flight operations to managers of the airplanes of Messrs. D’Aniello, Conway and Rubenstein, which during 2014 aggregated $506,545 in the case of Mr. Conway’s airplane, $721,780 in the case of Mr. D’Aniello’s airplane and $3,220,795 in the case of Mr. Rubenstein’s airplane. Certain of these services were performed by one of our portfolio companies, Landmark Aviation. Consistent with the terms of our agreement with Landmark Aviation, in 2014 we received a payment of $87,318 from Landmark Aviation to adjust the estimated annualized costs of operating Mr. Conway's aircraft in 2013 to the actual costs incurred.
Investments In and Alongside Carlyle Funds

Our directors and executive officers are permitted to co-invest their own capital alongside our carry funds and we encourage our professionals to do so because we believe that investing in and alongside our funds further aligns the interests of our professionals with those of our fund investors and with our own. Co-investments are investments in investment vehicles or other assets on the same terms and conditions as those available to the applicable fund, except that these co-investments are not subject to management fees, incentive fees or carried interest. These investments are funded with our professionals’ own “after tax” cash and not with deferral of management or incentive fees. Co-investors are responsible for their pro-rata share of partnership and other general and administrative fees and expenses. In addition, our directors and executive officers are permitted to invest their own capital directly in investment funds we advise, in most instances not subject to management fees, incentive fees or carried interest. In 2014 alone, our founders (and their family members and investment vehicles) invested an aggregate of approximately $506 million in and alongside our funds. We intend to continue our co-investment program and we expect that our senior Carlyle professionals will continue to invest significant amounts of their own capital in and alongside the funds that we advise or manage.

Certain members of the board of directors of our general partner are employees of Carlyle (Messrs. Conway, D’Aniello, Rubenstein and Mathias) and one member of the board of directors of our general partner is an operating executive of Carlyle (Mr. Hance) and each also own investments in and alongside our investment funds. The amount invested in and alongside our investment funds during 2014 by certain of our directors and by our executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $233,152,583 for Mr. Conway, $143,439,541 for Mr. D’Aniello, $129,719,369 for Mr. Rubenstein, $1,090,284 for Mr. Fishman, $761,305 for Mr. Hance, $337,270 for Mr. Mathias, $78,000 for Mr. Shaw, $490,321 for Mr. Buser, $305,924 for Mr. Cavanagh, $714,971 for Mr. Ferguson, $20,080,801 for Mr. Youngkin, $2,840,447 for Mr. Lee and $997,465 for Ms. Friedman. The amount of distributions, including profits and return of capital, to certain of our directors and executive officers (and their family members and investment vehicles) during 2014 in respect of previous investments was $247,699,316 for Mr. Conway, $133,823,834 for Mr. D’Aniello, $132,323,512 for Mr. Rubenstein, $0 for Mr. Fishman, $1,795,017 for Mr. Hance, $449,098 for Mr. Mathias, $2,688 for Mr. Shaw, $333,958 for Mr. Buser, $379 for Mr. Cavanagh, $1,034,187 for Mr. Ferguson, $20,500,360 for Mr. Youngkin, $15,596 for Mr. Lee and $487,865 for Ms. Friedman.

Certain of our directors and our executive officers (and their family members and investment vehicles) also made additional commitments to our investment funds during 2014. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to new carry funds and additional commitments to our open-end funds during 2014 of approximately $435 million, and the total unfunded commitment of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2014 was $301,313,499 for Mr. Conway, $269,327,259 for Mr. D’Aniello, $279,866,108 for Mr. Rubenstein, $1,412,950 for Mr. Fishman, $3,036,567 for Mr. Hance, $244,864 for Mr. Mathias, $1,166,166 for Mr. Shaw, $1,543,278 for Mr. Buser, $7,729,685 for Mr. Cavanagh, $2,231,454 for Mr. Ferguson, $56,597,704 for Mr. Youngkin, $5,702,651 for Mr. Lee and $3,030,602 for Ms. Friedman. The opportunity to invest in and alongside our funds is available to all of our senior Carlyle professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. Our directors and officers may also purchase outstanding interests in our investment funds, whereupon the interests may no longer be subject to management fees or carried interest in some cases.

Other Transactions
Mr. Hance, a member of the board of directors of our general partner, is an Operating Executive of Carlyle and received, for the year ended December 31, 2014, an operating executive fee in respect of his service in such capacity of $250,000 and, on May 1, 2014, a grant of 3,068 deferred restricted common units. Mr. Hance was also previously allocated direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2014, Mr. Hance received distributions of $10,500 in respect of such carried interest.

Mr. Mathias, a member of the board of directors of our general partner, is a Managing Director of Carlyle and received, for the year ended December 31, 2014, total cash compensation in respect of his service in such capacity of $1,212,565. Mr. Mathias received a salary of $250,000. Of Mr. Mathias' $600,000 discretionary bonus, $540,000 was paid in cash and the balance was mandatorily granted in deferred restricted common units in February 2015. These deferred restricted common units will vest on August 1, 2016. Mr. Mathias was also previously allocated interests in the firm’s equity pool, as well as direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2014, Mr. Mathias received distributions of $422,565 in respect of such equity pool and carried interest.
Statement of Policy Regarding Transactions with Related Persons
The board of directors of our general partner has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to the General Counsel of our general partner any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our conflict committee or another independent body of the board of directors of our general partner. No related person transaction will be executed without the approval or ratification of our conflict committee or another independent body of the board of directors of our general partner. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2014 and 2013 (dollars in millions):

	Year Ended December 31, 2014
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.8	(a)	$12.8	(d)	$18.6
Audit-Related Fees	$0.1	(b)	$9.9	(e)	$10.0
Tax Fees	$0.5	(c)	$0.4	(d)	$0.9
All Other Fees	$—		$—		$—
Total	$6.4		$23.1		$29.5
	Year Ended December 31, 2013
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.8	(a)	$11.5	(d)	$17.3
Audit-Related Fees	$0.7	(b)	$9.5	(e)	$10.2
Tax Fees	$2.4	(c)	$5.4	(d)	$7.8
All Other Fees	$—		$—		$—
Total	$8.9		$26.4		$35.3

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

(c)
Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $46 thousand and $1.7 million for the years ended December 31, 2014 and 2013, respectively.

(d)
Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax compliance and tax advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0.1 million and $4.5 million for the years ended December 31, 2014 and 2013, respectively.

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

4.7
Second Supplemental Indenture dated as of March 10, 2014 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-35538) filed with the SEC on March 10, 2014).

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

10.6
Registration Rights Agreement with Senior Carlyle Professionals, dated as of May 8, 2012, by and among the Partnership, TCG Carlyle Global Partners L.L.C. and certain of the limited partners of each of the Carlyle Holdings Partnerships (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35538) filed with the SEC on May 8, 2012).

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

10.8	Reserved.

10.9+	Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on April 16, 2012).

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

10.18.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Falstaff Partners, LLC as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 27, 2014).

10.19
Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on January 10, 2012).

10.19.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of February 11, 2011, between Westwind Acquisition Company, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 27, 2014).

Exhibit No.	Description

10.20
Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C as Lessee (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on March 14, 2013).

10.20.1
Amendment No. 1 to the Lease Agreement dated February 18, 2014 relating to the Non-Exclusive Aircraft Lease Agreement, dated as of December 31, 2012, between Orange Crimson Aviation, L.L.C. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 27, 2014).

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

10.26+*	Form of Global Deferred Restricted Common Unit Agreement.

10.27+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.28+*	Employment Agreement with Michael J. Cavanagh.

10.29+*	Employment Agreement with Kewsong Lee.

10.30+*	Key Executive Incentive Program.

Exhibit No.	Description

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chairman pursuant to Rule 13a – 14(a).

31.3*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: February 26, 2015

The Carlyle Group L.P.
By: Carlyle Group Management L.L.C., its general partner

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2015.

Signature	Title
/s/ William E. Conway, Jr. William E. Conway, Jr.	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Chairman and Director (co-principal executive officer)

/s/ David M. Rubenstein David M. Rubenstein	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Jay S. Fishman Jay S. Fishman	Director

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Janet Hill Janet Hill	Director

/s/ Edward J. Mathias Edward J. Mathias	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ Pamela L. Bentley Pamela L. Bentley	Chief Accounting Officer (principal accounting officer)