Form 10-Q
period 2015-03-31
Carlyle Group L.P.
filed 2015-05-07
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of April 30, 2015 was 68,906,237.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer to The Carlyle Group L.P. and its consolidated subsidiaries. When we refer to the “partners of The Carlyle Group L.P.,” we are referring specifically to the common unitholders and our general partner and any others who may from time to time be partners of that specific Delaware limited partnership. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this report to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals.

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to (i) those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, business development companies, mutual fund, and fund of funds vehicles), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund and (ii) those investment funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we are entitled to receive a carried interest. The “NGP management fee funds” refer to those funds advised by NGP from which we only receive an allocation of income based on the funds' management fees. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”). For an explanation of the fund acronyms used throughout this Quarterly Report, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Family of Funds.”

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)
for substantially all carry funds and certain co-investment vehicles where the original investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and certain carry funds advised by NGP, the amount of investor capital commitments before the first investment realization;

(b)
for substantially all carry funds and certain co-investment vehicles where the original investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and certain carry funds advised by NGP where the first investment has been realized, the amount of partner commitments less realized and written-off investments;

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
“Assets under management” or “AUM” refers to the assets we manage or advise. Our AUM equals the sum of the following:

(a)
the fair value of the capital invested in Carlyle carry funds, co-investment vehicles, NGP management fee funds and fund of funds vehicles plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

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

For our carry funds, co-investment vehicles, fund of funds vehicles, and NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
With respect to certain of the hedge funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly, as the case may be, if the net asset value of an investor's account has increased. A fund or vehicle's “high-water mark” refers to the highest period end net asset value of an investor's account on which incentive fees were previously paid.

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$1,024.8	$1,242.0
Cash and cash equivalents held at Consolidated Funds	1,436.7	1,551.1
Restricted cash	41.0	59.7
Restricted cash and securities of Consolidated Funds	18.8	14.9
Accrued performance fees	3,767.2	3,795.6
Investments	944.2	931.6
Investments of Consolidated Funds	25,949.1	26,028.8
Due from affiliates and other receivables, net	202.8	199.4
Due from affiliates and other receivables of Consolidated Funds, net	688.9	1,213.2
Receivables and inventory of a consolidated real estate VIE	185.0	163.9
Fixed assets, net	86.7	75.4
Deposits and other	60.9	59.2
Other assets of a consolidated real estate VIE	73.7	86.4
Intangible assets, net	399.3	442.1
Deferred tax assets	134.1	131.0
Total assets	$35,013.2	$35,994.3
Liabilities and partners’ capital
Loans payable	$38.4	$40.2
3.875% senior notes due 2023	499.9	499.9
5.625% senior notes due 2043	606.8	606.8
Loans payable of Consolidated Funds	16,554.6	16,052.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $214.8 million and $243.6 million as of March 31, 2015 and December 31, 2014, respectively)	139.6	146.2
Accounts payable, accrued expenses and other liabilities	389.9	396.2
Accrued compensation and benefits	2,202.0	2,312.5
Due to affiliates	191.5	184.2
Deferred revenue	196.5	93.7
Deferred tax liabilities	105.0	112.2
Other liabilities of Consolidated Funds	1,708.7	2,504.9
Other liabilities of a consolidated real estate VIE	105.4	84.9
Accrued giveback obligations	176.6	104.4
Total liabilities	22,914.9	23,138.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	3,939.9	3,761.5
Partners’ capital (common units 68,906,237 and 67,761,012 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	528.0	566.0
Accumulated other comprehensive loss	(50.4)	(39.0)
Partners’ capital appropriated for Consolidated Funds	126.9	184.5
Non-controlling interests in consolidated entities	5,925.7	6,446.4
Non-controlling interests in Carlyle Holdings	1,628.2	1,936.6
Total partners’ capital	8,158.4	9,094.5
Total liabilities and partners’ capital	$35,013.2	$35,994.3
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014
Revenues
Fund management fees	$269.5	$260.3
Performance fees
Realized	326.8	251.4
Unrealized	246.2	369.1
Total performance fees	573.0	620.5
Investment income (loss)
Realized	8.9	—
Unrealized	(2.1)	6.1
Total investment income	6.8	6.1
Interest and other income	6.0	3.8
Interest and other income of Consolidated Funds	226.3	250.7
Revenue of a consolidated real estate VIE	55.2	6.0
Total revenues	1,136.8	1,147.4
Expenses
Compensation and benefits
Base compensation	180.1	204.6
Equity-based compensation	89.9	74.2
Performance fee related
Realized	143.0	108.7
Unrealized	173.7	221.6
Total compensation and benefits	586.7	609.1
General, administrative and other expenses	116.8	134.3
Interest	14.6	12.2
Interest and other expenses of Consolidated Funds	237.8	264.0
Interest and other expenses of a consolidated real estate VIE	70.0	49.2
Other non-operating expense	1.1	30.2
Total expenses	1,027.0	1,099.0
Other income
Net investment gains of Consolidated Funds	505.5	424.0
Income before provision for income taxes	615.3	472.4
Provision for income taxes	10.5	16.0
Net income	604.8	456.4
Net income attributable to non-controlling interests in consolidated entities	439.1	324.5
Net income attributable to Carlyle Holdings	165.7	131.9
Net income attributable to non-controlling interests in Carlyle Holdings	126.2	107.3
Net income attributable to The Carlyle Group L.P.	$39.5	$24.6
Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.58	$0.46
Diluted	$0.54	$0.41
Weighted-average common units
Basic	67,684,674	52,501,412
Diluted	72,347,771	59,453,670
Distributions declared per common unit	$1.61	$1.40
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$604.8	$456.4
Other comprehensive income (loss)
Foreign currency translation adjustments	(465.1)	87.8
Cash flow hedges
Reclassification adjustment for loss included in interest expense	0.5	0.6
Defined benefit plans
Unrealized gain for the period	2.6	0.8
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.1	0.1
Other comprehensive income (loss)	(461.9)	89.3
Comprehensive income	142.9	545.7
Less: Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	57.6	82.5
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	(61.4)	(431.3)
Less: Comprehensive income attributable to redeemable non-controlling interests in consolidated entities	(76.5)	(67.0)
Comprehensive income attributable to Carlyle Holdings	62.6	129.9
Less: Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(30.5)	(105.8)
Comprehensive income attributable to The Carlyle Group L.P.	$32.1	$24.1
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$604.8	$456.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	39.9	57.7
Equity-based compensation	89.9	74.2
Excess tax benefits related to equity-based compensation	(0.5)	—
Non-cash performance fees	(275.7)	(446.3)
Other non-cash amounts	23.8	42.6
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(576.4)	(474.1)
Realized/unrealized loss from loans payable of Consolidated Funds	48.8	66.5
Purchases of investments by Consolidated Funds	(2,139.0)	(2,418.6)
Proceeds from sale and settlements of investments by Consolidated Funds	1,992.4	2,801.2
Non-cash interest income, net	(4.0)	(8.9)
Change in cash and cash equivalents held at Consolidated Funds	778.1	(31.7)
Change in other receivables held at Consolidated Funds	367.2	310.4
Change in other liabilities held at Consolidated Funds	208.1	265.0
Investment income	(3.7)	(6.9)
Purchases of investments and trading securities	(20.1)	(12.0)
Proceeds from the sale of investments and trading securities	271.4	390.8
Payments of contingent consideration	(3.3)	(43.5)
Changes in deferred taxes, net	(0.3)	1.4
Change in due from affiliates and other receivables	(7.8)	(5.3)
Change in receivables and inventory of a consolidated real estate VIE	(34.4)	(0.8)
Change in deposits and other	(6.3)	(7.1)
Change in other assets of a consolidated real estate VIE	15.8	11.5
Change in accounts payable, accrued expenses and other liabilities	(33.1)	(32.3)
Change in accrued compensation and benefits	(11.4)	(57.3)
Change in due to affiliates	12.0	(83.9)
Change in other liabilities of a consolidated real estate VIE	31.9	7.3
Change in deferred revenue	106.9	133.5
Net cash provided by operating activities	1,475.0	989.8
Cash flows from investing activities
Change in restricted cash	18.3	84.5
Purchases of fixed assets, net	(17.4)	(3.7)
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by investing activities	0.9	77.7
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8
Net payments on loans payable of a consolidated real estate VIE	(11.1)	(9.5)
Net borrowings (payments) on loans payable of Consolidated Funds	402.2	(323.2)
Payments of contingent consideration	(0.5)	(29.2)
Excess tax benefits related to equity-based compensation	0.5	—
Distributions to common unitholders	(110.9)	(70.4)
Distributions to non-controlling interest holders in Carlyle Holdings	(403.6)	(366.5)
Net proceeds from issuance of common units, net of offering costs	—	449.5
Acquisition of non-controlling interests in Carlyle Holdings	—	(303.4)
Contributions from non-controlling interest holders	752.2	753.3
Distributions to non-controlling interest holders	(1,268.4)	(1,256.9)
Change in due to/from affiliates financing activities	(5.2)	1.6
Change in due to/from affiliates and other receivables of Consolidated Funds	(962.2)	(53.9)
Net cash used in financing activities	(1,607.0)	(997.8)
Effect of foreign exchange rate changes	(86.1)	(2.0)
(Decrease) increase in cash and cash equivalents	(217.2)	67.7
Cash and cash equivalents, beginning of period	1,242.0	966.6
Cash and cash equivalents, end of period	$1,024.8	$1,034.3
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$9.2	$32.9
Initial consolidation of Consolidated Funds	$36.0	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$—	$70.0
Tax receivable agreement liability	$—	$60.1
Total partners’ capital	$—	$9.9
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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, business development companies, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions (see Note 18).
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC"). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As it relates to the 9,300,000 Carlyle Holdings partnership units that the Partnership acquired from the other limited partners of Carlyle Holdings, the Partnership accounted for this transaction as an acquisition of ownership interests in a subsidiary while retaining a controlling interest in the subsidiary. Accordingly, the carrying value of the non-controlling interest was adjusted to reflect the change in the ownership interests in Carlyle Holdings. The excess of the fair value of the consideration issued by the Partnership over the carrying amount of the non-controlling interest acquired on the transaction date was $237.0 million, which was recognized directly as a reduction to partners’ capital.
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
As of March 31, 2015, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $24.2 billion and $18.3 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.
The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of March 31, 2015, the Partnership held $169.3 million of investments in these CLOs which represent its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
For all Carlyle-affiliated funds and co-investment entities (collectively “the funds”) that are not determined to be VIEs, the Partnership consolidates those funds where, as the sole general partner, it has not overcome the presumption of control

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Investments	$521.2	$511.8
Receivables	7.3	3.7
Maximum Exposure to Loss	$528.5	$515.5
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
Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of our managed accounts base management fees at all times on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.
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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $7.6 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively, net of any offsets as defined in the respective partnership agreements.

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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2015 and December 31, 2014, the Partnership has recognized $176.6 million and $104.4 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $208.4 million and $221.2 million for the three months ended March 31, 2015 and 2014, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of March 31, 2015 and December 31, 2014, the Partnership had recorded a liability of $1.8 billion related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The fair value of non-equity securities or other investments, which may include instruments that are not listed on an exchange, considers, among other factors, external pricing sources, such as dealer quotes or independent pricing services, recent trading activity or other information that, in the opinion of the Partnership, may not have been reflected in pricing obtained from external sources.
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
Upon the sale of a security or other investment, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $24.0 million and $29.9 million at March 31, 2015 and December 31, 2014, respectively.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash
Restricted cash at March 31, 2015 and December 31, 2014 includes $18.7 million and $8.7 million, respectively, of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in April 2015 and January 2015, respectively. Also included in restricted cash at March 31, 2015 and December 31, 2014 is €4.4 million ($4.8 million and $5.4 million as of March 31, 2015 and December 31, 2014, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). Also included in restricted cash at December 31, 2014 was $13.2 million which is no longer restricted at March 31, 2015. The remaining balance in restricted cash at March 31, 2015 and December 31, 2014 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $2.1 million and $2.3 million is included in restricted cash and securities of Consolidated Funds at March 31, 2015 and December 31, 2014, respectively.
Certain CLOs hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of March 31, 2015 and December 31, 2014, securities of $16.7 million and $12.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2015 and December 31, 2014 were as follows:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.8)	$(0.9)
Currency translation adjustments	(47.9)	(35.8)
Unrealized losses on defined benefit plans	(1.7)	(2.3)
Total	$(50.4)	$(39.0)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $15.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

On April 7, 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Partnership on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Partnership's consolidated financial statements upon adoption.
On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Partnership beginning on January 1, 2016; however, early adoption is permitted. The Partnership is currently assessing the potential impact that this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. Under the Partnership's current practice, the difference between the fair value of the financial assets and the fair value of the financial liabilities is classified within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 requires the reporting entity to initially measure both the financial assets and financial liabilities using the fair value of the financial assets or financial liabilities, whichever is more observable. As a result, the reporting entity will no longer have a difference to report within appropriated partners’ capital. This guidance is effective for the Partnership on January 1, 2016. The Partnership’s consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. The guidance is expected to change the measurement of the financial assets or financial liabilities of the Partnership's consolidated CLOs, which will impact net income but not impact net income attributable to the Partnership. Upon adoption, substantially all the balance within partners' capital appropriated for Consolidated Funds will be reclassified to

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

investments of Consolidated Funds or loans payable of Consolidated Funds. At March 31, 2015 partners' capital appropriated for Consolidated Funds was $126.9 million.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9 is effective for the Partnership beginning on January 1, 2017. However, in April 2015, the FASB issued an exposure draft that, if ratified, would delay the implementation by a year. The Partnership is still assessing the potential impact of this guidance, however, this may have a material impact on the Partnership's consolidated financial statements by significantly delaying the recognition of performance fee revenue.

3. Acquisitions
Acquisition of Diversified Global Asset Management Corporation
On February 3, 2014, the Partnership acquired 100% of the equity interests in Diversified Global Asset Management Corporation ("DGAM"), a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. As of February 3, 2014, DGAM also advised on $3.6 billion in assets, for which it earned a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM is the Partnership’s fund of hedge funds platform and is included in the Partnership’s Investment Solutions business segment.
See Note 3 to the consolidated financial statements included in the Partnership’s 2014 Annual Report on Form 10-K for additional information on the DGAM acquisition.

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

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2015:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$601.1	$105.6	$1,393.3	$2,100.0
Bonds	—	—	1,149.3	1,149.3
Loans	—	—	15,439.4	15,439.4
Partnership and LLC interests(1)	—	—	3,324.8	3,324.8
Hedge funds	—	3,932.3	—	3,932.3
Other	—	—	3.3	3.3
	601.1	4,037.9	21,310.1	25,949.1
Trading securities	—	—	2.2	2.2
Foreign currency forward contracts	—	14.1	—	14.1
Restricted securities of Consolidated Funds	4.1	—	12.6	16.7
Total	$605.2	$4,052.0	$21,324.9	$25,982.1
Liabilities
Loans payable of Consolidated Funds	$—	$—	$16,554.6	$16,554.6
Derivative instruments of the CLOs	—	—	27.4	27.4
Contingent consideration(2)	—	—	51.3	51.3
Loans payable of a consolidated real estate VIE	—	—	139.6	139.6
Interest rate swaps	—	2.6	—	2.6
Foreign currency forward contracts	—	8.8	—	8.8
Total	$—	$11.4	$16,772.9	$16,784.3

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

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

Transfers from Level II to Level I during the three months ended March 31, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II. There were no transfers from Level II to Level I during the three months ended March 31, 2014.

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officers for Corporate Private Equity, the business segment heads, and observed by the chief compliance officer, the director of internal audit and the Partnership's audit committee. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Three Months Ended March 31, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$3,481.0	$1.5	$3.3	$8.6	$21,783.6
Purchases	12.7	93.4	1,628.2	70.3	—	—	3.9	1,808.5
Sales	(599.6)	(68.5)	(343.2)	(271.9)	—	—	—	(1,283.2)
Settlements	—	—	(440.9)	—	—	—		(440.9)
Realized and unrealized gains (losses), net
Included in earnings	188.3	11.9	32.8	191.1	2.0	(1.1)	0.1	425.1
Included in other comprehensive income	(176.6)	(123.3)	(522.4)	(145.7)	(0.2)	—	—	(968.2)
Balance, end of period	$1,393.3	$1,149.3	$15,439.4	$3,324.8	$3.3	$2.2	$12.6	$21,324.9
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(90.2)	$11.1	$39.8	$62.2	$(11.8)	$(1.1)	$0.1	$10.1

	Financial Assets Three Months Ended March 31, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(87.5)	—	—	—	—	—	—	(87.5)
Purchases	14.4	99.0	1,787.0	133.8	—	—	—	2,034.2
Sales	(240.3)	(138.8)	(372.5)	(450.9)	—	(3.6)	—	(1,206.1)
Settlements	—	—	(1,177.8)	—	—	—	—	(1,177.8)
Realized and unrealized gains (losses), net
Included in earnings	62.9	14.9	23.0	153.8	(0.6)	1.9	(0.3)	255.6
Included in other comprehensive income	16.9	(0.7)	(2.9)	71.7	—	—	—	85.0
Balance, end of period	$2,485.0	$1,223.9	$14,324.6	$3,723.6	$1.4	$5.2	$8.3	$21,772.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(88.7)	$13.7	$10.0	$(105.0)	$(0.6)	$1.9	$(0.3)	$(169.0)

(1)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities Three Months Ended March 31, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Initial consolidation of funds	664.4	—	—	—	664.4
Borrowings	939.3	—	—	7.8	947.1
Paydowns	(538.5)	—	(0.5)	(18.9)	(557.9)
Sales	—	(0.8)	—	—	(0.8)
Realized and unrealized (gains) losses, net
Included in earnings	55.8	9.0	0.7	13.0	78.5
Included in other comprehensive income	(618.6)	2.0	—	(8.5)	(625.1)
Balance, end of period	$16,554.6	$27.4	$51.3	$139.6	$16,772.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$46.4	$(13.9)	$0.7	$13.0	$46.2

	Financial Liabilities Three Months Ended March 31, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$178.8	$122.1	$15,534.7
Initial consolidation of funds	720.4	—	—	—	720.4
Borrowings	624.6	—	—	9.6	634.2
Paydowns	(949.2)	—	(72.7)	(19.1)	(1,041.0)
Sales	—	(0.9)	—	—	(0.9)
Realized and unrealized losses, net
Included in earnings	69.9	2.5	19.7	10.1	102.2
Included in other comprehensive income	(7.7)	—	—	2.6	(5.1)
Balance, end of period	$15,678.7	$14.7	$125.8	$125.3	$15,944.5
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(23.3)	$(1.6)	$19.1	$10.1	$4.3
Realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations.

Realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating (income) expenses, and such gains and losses for loans payable of a consolidated real estate VIE are included in interest and other expenses of a consolidated real estate VIE in the condensed consolidated statement of operations.

Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, partner's capital appropriated for Consolidated Funds, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2015:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2015
Assets
Investments of Consolidated Funds:
Equity securities	$1,374.8	Comparable Multiple	LTM EBITDA Multiple	4.8x - 16.6x (11.7x)
	18.5	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $218 ($0)

Bonds	1,149.3	Consensus Pricing	Indicative Quotes (% of Par)	1 - 147 (100)
Loans	15,221.2	Consensus Pricing	Indicative Quotes (% of Par)	0 - 139 (98)
	218.2	Market Yield Analysis	Market Yield	5% - 17% (11%)
Partnership and LLC interests	3,324.8	NAV of Underlying Fund(1)	N/A	N/A
Other	3.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 15 (4)
	21,310.1
Trading securities and other	2.2	Comparable Multiple	LTM EBITDA Multiple	5.7x - 5.7x (5.7x)

Restricted securities of Consolidated Funds	12.6	Consensus Pricing	Indicative Quotes (% of Par)	78 - 88 (84)
Total	$21,324.9
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$15,264.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	35 - 101 (98)
Subordinated notes and preferred shares	1,268.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (10%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (67%)
			Indicative Quotes (% of Par)	1 - 123 (63)
Combination notes	21.2	Consensus Pricing	Indicative Quotes (% of Par)	99 - 103 (100)
Loans payable of a consolidated real estate VIE	139.6	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (32%)
			Discount Rate	23% - 33% (26%)
Derivative instruments of Consolidated Funds	27.4	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	7 - 37 (21)
Contingent cash consideration(2)	51.3	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (19%)
			Discount Rate	5% - 17% (13%)
Total	$16,772.9

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2014:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2014
Assets
Investments of Consolidated Funds:
Equity securities	$1,783.7	Comparable Multiple	LTM EBITDA Multiple	4.8x- 16.2x (12.1x)
	168.7	Comparable Multiple	Forward EBITDA Multiple	8.4x-8.4x (8.4x)
	16.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $246 ($0)

Bonds	1,235.8	Consensus Pricing	Indicative Quotes (% of Par)	1 - 133 (99)
Loans	14,873.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 126 (98)
	211.5	Market Yield Analysis	Market Yield	5% - 17% (11%)
Partnership and LLC interests	3,481.0	NAV of Underlying Fund(1)	N/A	N/A
Other	1.5	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 6 (3)
	21,771.7
Trading securities and other	3.0	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
	0.3	Discounted Cash Flow	Discount Rate	10% - 10% (10%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	87 - 87 (87)
Total	$21,783.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,757.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	35 - 100 (98)
Subordinated notes and preferred shares	1,278.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	1 - 132 (63)
Combination notes	15.9	Consensus Pricing	Indicative Quotes (% of Par)	97 - 98 (98)
Loans payable of a consolidated real estate VIE	146.2	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (36%)
			Discount Rate	23% - 33% (26%)
Derivative instruments of Consolidated Funds	17.2	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	2 - 22 (11)
Contingent cash consideration(2)	51.1	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (20%)
			Discount Rate	5% - 18% (13%)
Total	$16,266.7

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include EBITDA, indicative quotes and discount rates. Significant decreases in EBITDA multiples or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.
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
The significant unobservable inputs used in the fair value measurement of the Partnership’s contingent consideration are an assumed percentage of total potential contingent payments and discount rate. A significant decrease in the assumed percentage of total potential contingent payments or increase in discount rate in isolation would result in a significantly lower fair value measurement.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$2,857.3	$2,932.6
Global Market Strategies	147.1	129.9
Real Assets	321.7	272.9
Investment Solutions	441.1	460.2
Total	$3,767.2	$3,795.6
Approximately 51% and 55% of accrued performance fees at March 31, 2015 and December 31, 2014, respectively, are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation, and accrued giveback obligations (see Note 10), which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$(52.4)	$(52.4)
Real Assets	(124.2)	(52.0)
Total	$(176.6)	$(104.4)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Corporate Private Equity	$513.3	$453.2
Global Market Strategies	18.7	66.1
Real Assets	(8.5)	16.8
Investment Solutions	49.5	84.4
Total	$573.0	$620.5

Approximately 58% ($333.7 million) of performance fees for the three months ended March 31, 2015 are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds, and Carlyle/Riverstone Global Energy and Power Fund III, L.P., one of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P. were $83.8 million, $175.6 million and $173.7 million, respectively, for the three months ended March 31, 2015. For the three months ended March 31, 2015, total revenue from Carlyle/Riverstone Global Energy and Power Fund III, L.P. was $(64.8) million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Approximately 67% ($413.1 million) of performance fees for the three months ended March 31, 2014, respectively, were related to Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P. Total revenues recognized from Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P. were $270.6 million and $184.6 million, respectively, for the three months ended March 31, 2014.
6. Investments
Investments consist of the following:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$917.2	$918.7
Trading securities and other investments	27.0	12.9
Total investments	$944.2	$931.6
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
The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 47.5% of the carried interest received by such fund general partners. For periods prior to 2015, the Partnership's allocation of income related to management fee-related revenues of NGP was 47.5%. This increase in the allocation of income did not result in a change in accounting for the investment as an equity method investment. The Partnership has an option, exercisable by the Partnership in approximately 10 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of NGP X, which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of March 31, 2015 and December 31, 2014, the carrying value of the Partnership's investment in the NGP X general partner attributable to the carried interest allocation was approximately $3.9 million and $18.5 million, respectively, and the carrying value of the Partnership's general partner investments in the NGP X fund were $21.3 million and $20.4 million, respectively.
In consideration for these interests and option, the Partnership paid an aggregate of $504.6 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable from 2015 through 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction includes contingent consideration payable to BNRI of up to $183.0 million, which will be payable in 2016 approximately one-third in cash and approximately two-thirds by a six year promissory note issued by the Partnership, if the performance conditions are met. The promissory note will accrue interest at the three month LIBOR plus 2.5%.

As of March 31, 2015, the NGP Natural Resources XI, L.P. fund (“NGP XI”) had closed on aggregate commitments of approximately $5.3 billion. The management fees for this fund will turn on over the next year or sooner as the fund deploys capital. Based on the amount of NGP XI commitments raised through March 31, 2015, it is probable that BNRI will be entitled

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

to receive the contingent consideration when such payment becomes due. Accordingly, as of March 31, 2015, the Partnership has accrued $183.0 million related to this future payment obligation. The timing of the cash payment and issuance of the promissory note to BNRI is based on the contractual agreement between the Partnership and BNRI, which is estimated to be in early 2016.

The Partnership also has a senior advisor consulting agreement with the chief executive officer of NGP and granted in 2012 deferred restricted common units to a group of NGP personnel who are providing the Partnership with consulting services.
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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Management fees	$14.3	$14.4
Performance fees	(14.5)	—
Investment income (loss)	(0.2)	—
Expenses and amortization of basis differences	(18.1)	(18.7)
Net investment income (loss)	$(18.5)	$(4.3)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $127.4 million and $141.6 million as of March 31, 2015 and December 31, 2014, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$251.3	$246.3
Global Market Strategies	25.3	25.3
Real Assets	640.6	647.1
Total	$917.2	$918.7
The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of March 31, 2015 and for the three months then

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ended, no individual equity method investment held by the Partnership met the threshold for disclosure of summarized income statement information.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Income from equity investments	$8.8	$4.0
Income (loss) from trading securities	(2.6)	1.9
Other investment income	0.6	0.2
Total	$6.8	$6.1

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Corporate Private Equity	$23.8	$17.0
Global Market Strategies	0.7	—
Real Assets	(15.7)	(13.0)
Total	$8.8	$4.0
Trading Securities and Other Investments
Trading securities and other investments as of March 31, 2015 and December 31, 2014 primarily consisted of $27.0 million and $12.9 million, respectively, of investments in derivative instruments and corporate mezzanine securities and bonds, as well as other cost method investments.
Investments of Consolidated Funds
During the three months ended March 31, 2015, the Partnership formed two new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of these CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of March 31, 2015, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $1.8 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Interest income from investments	$208.4	$221.2
Other income	17.9	29.5
Total	$226.3	$250.7

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Gains from investments of Consolidated Funds	$560.5	$488.9
Losses from liabilities of CLOs	(55.5)	(65.1)
Gains on other assets of CLOs	0.5	0.2
Total	$505.5	$424.0
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Realized gains	$224.6	$732.3
Net change in unrealized gains (losses)	335.9	(243.4)
Total	$560.5	$488.9
7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Acquired contractual rights	$832.1	$843.0
Acquired trademarks	6.6	6.7
Accumulated amortization	(485.2)	(455.1)
Finite-lived intangible assets, net	353.5	394.6
Goodwill	45.8	47.5
Intangible assets, net	$399.3	$442.1

The following table summarizes the changes in the carrying amount of goodwill by segment as of March 31, 2015. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2014	$28.0	$19.5	$47.5
Foreign currency translation	—	(1.7)	(1.7)
Balance as of March 31, 2015	$28.0	$17.8	$45.8

During the three months ended March 31, 2015 and 2014, the Partnership evaluated for impairment certain intangible assets associated with acquired contractual rights for fee income based on revisions to the related expected future cash flow. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $11.8 million and $24.6 million during the three months ended March 31, 2015 and 2014, respectively, to reduce the carrying value of the intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying condensed consolidated financial statements.
Intangible asset amortization expense, excluding impairment losses, was $22.4 million and $27.5 million for the three months ended March 31, 2015 and 2014, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for April 1, 2015 through 2019 and thereafter (Dollars in millions):

2015	$61.0
2016	68.7
2017	65.6
2018	58.5
2019	48.4
Thereafter	51.3
$353.5

8. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of March 31, 2015		As of December 31, 2014
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Term Loan Due 8/09/2018	$25.0	$25.0	$25.0	$25.0
Term Loan (1)	13.4	13.4	15.2	15.2
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.9
5.625% Senior Notes Due 3/30/2043	600.0	606.8	600.0	606.8
	$1,138.4	$1,145.1	$1,140.2	$1,146.9

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
As of March 31, 2015, the senior credit facility included $500.0 million in a term loan and $750.0 million in a revolving credit facility. As of March 31, 2015, the term loan and revolving credit facility were scheduled to mature on August 9, 2018; however, they were amended as described below on May 5, 2015. Principal amounts outstanding under the term loan and

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at March 31, 2015, the interest rate was 1.43%). Interest expense under the senior credit facility was not significant for the three months ended March 31, 2015 and 2014. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2015 and December 31, 2014 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

On May 5, 2015, the Partnership entered into Amendment No. 2 to the senior credit facility, which: (i) extends the maturity date of the term loan and revolving credit facility from August 9, 2018 to May 5, 2020, (ii) revises the management fee earning assets covenant to remove the step up requirement to add a percentage of future acquired AUM and to set the minimum management fee earning assets amount, (iii) changes the definition of Indebtedness to provide for a deduction of unrestricted cash, and (iv) reduces the corporate ratings-based pricing grid.
Other Borrowings
On October 3, 2013, the Partnership borrowed €12.6 million ($13.4 million at March 31, 2015) under a new term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.77% at March 31, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three months ended March 31, 2015 and 2014. The fair value of the outstanding balance of the term loan at March 31, 2015 and December 31, 2014 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
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

Interest expense on the notes was $5.0 million for the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, the fair value of the notes was approximately $521.7 million and $513.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on the notes was $8.4 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the fair value of the notes was approximately $682.6 million and $699.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Interest Rate Swaps
The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $381.3 million at March 31, 2015 that amortizes through September 30, 2016.
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
In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $356.3 million at March 31, 2015 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2015.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of March 31, 2015 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.
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
As of March 31, 2015 and December 31, 2014, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,528.1	$15,264.8	1.70%	%	9.17
Subordinated notes and preferred shares	1,238.2	1,268.6	N/A	(a)	8.21
Combination notes	20.0	21.2	N/A	(b)	8.19
Total	$16,786.3	$16,554.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,104.2	$14,757.5	1.68%	%	9.21
Subordinated notes and preferred shares	1,242.3	1,278.8	N/A	(a)	8.28
Combination notes	15.0	15.9	N/A	(b)	7.14
Total	$16,361.5	$16,052.2

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2015 and December 31, 2014, the fair value of the CLO assets was $18.2 billion and $17.6 billion, respectively.

9. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended March 31, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance at December 31, 2014	$26.8	$—	$156.8	$201.0		$384.6
Change in carrying value	0.7	—	(9.5)	25.6	(a)	16.8
Payments	—	—	(3.3)	(0.5)		(3.8)
Issuances of equity	—	—	(2.2)	—		(2.2)
Balance at March 31, 2015	$27.5	$—	$141.8	$226.1		$395.4

	Rollforward For The Three Months Ended March 31, 2014
	Amounts payable to the sellers who are senior Carlyle professionals					Total
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance at December 31, 2013	$145.1	$15.7	$148.7	$40.8		$350.3
Change in carrying value	17.0	10.6	13.1	5.2		45.9
Payments	(70.5)	—	—	(2.2)		(72.7)
Balance at March 31, 2014	$91.6	$26.3	$161.8	$43.8		$323.5
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
The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities, or due to affiliates for amounts payable to NGP, in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating (income) expenses, or investment income in the case of amounts payable to NGP, in the condensed consolidated statements of operations. Included in the change in carrying value for the three months ended March 31, 2015 is $23.2 million related to the accrual of additional contingent consideration payable to BNRI (See Note 6). This amount was capitalized into the carrying value of the Partnership's equity method investment in NGP.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of March 31, 2015 and December 31, 2014.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management:

	As of March 31, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$231.8	$183.0	$414.8	$253.6
Employment-based contingent cash consideration	255.0	45.0	300.0	141.8
Total maximum cash obligations	$486.8	$228.0	$714.8	$395.4

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Accrued performance fee-related compensation	$1,808.4	$1,815.4
Accrued bonuses	127.7	229.6
Employment-based contingent cash consideration	141.8	156.8
Other	124.1	110.7
Total	$2,202.0	$2,312.5
11. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2015 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,013.1
Global Market Strategies	364.4
Real Assets	732.9
Investment Solutions	36.9
$3,147.3
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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.25% weighted-average rate at March 31, 2015). As of March 31, 2015 and December 31, 2014, approximately $7.8 million and $7.9 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2015 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $176.6 million at March 31, 2015, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2015. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $28.4 million and $27.7 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2015 and December 31, 2014, respectively, related to giveback obligations, which are included in due from

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $322.8 million and $336.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2015 and December 31, 2014, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.
If, at March 31, 2015, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.4 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2015 through 2031. These leases are accounted for as operating leases. Rent expense was approximately $14.5 million and $12.9 million for the three months ended March 31, 2015 and 2014, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2015	$39.3
2016	51.5
2017	47.7
2018	43.7
2019	38.4
Thereafter	229.6
$450.2
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $43.2 million and $40.4 million as of March 31, 2015 and December 31, 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once such a consortium had announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” To avoid the risk and cost associated with continuing the litigation through trial, the Partnership entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against the Partnership without any admission of liability. All of the Partnership's codefendants also reached settlement agreements with plaintiffs. The Court approved all the defendants' settlements, including the Partnership’s, on March 17, 2015. Carlyle

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Partners IV, L.P. (“CP IV”) and its affiliates incurred the costs of the settlement not covered by insurance. As a result, the Partnership's performance fees from CP IV were reduced by $19.3 million in 2014.
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico. The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Partnership defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Six different lawsuits developed from the CCC insolvency. Four of such lawsuits were dismissed or withdrawn. Two of such lawsuits remain and they are described below.
First, in November 2009, a CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. Notwithstanding the ruling by the Delaware court, National Industries continued to pursue claims in Kuwait against CCC and the Partnership and National Industries also appealed the Delaware ruling. However, the court in Kuwait dismissed National Industries claims without prejudice for failure to serve process. Also, on May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware. The statute of limitations for claims in Delaware has expired.
Second, the Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after March 28, 2016.
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
Other Contingencies
From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. Based on a provision in the Luxembourg-France tax treaty, it did not report or pay tax in France

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

on gain from the sale. The French tax authorities asserted that CEREP I was ineligible to claim exemptions from French tax under the tax treaty, and issued a tax assessment seeking to collect taxes, interest and penalties.
An income tax hearing on these matters was held on March 11, 2015 in front of the French tax court. On April 15, 2015, the French tax court issued an opinion in this matter that is adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). The Partnership disagrees with the outcome and is appealing. CEREP I has approximately €31 million in assets as of March 31, 2015. The remaining €74 million of the tax obligations will be paid by the Partnership. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

The Partnership was required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, the Partnership has consolidated CEREP I into its consolidated financial statements. Beginning with the quarter ended December 31, 2013, CEREP I had accrued a €75 million liability with respect to the French tax matter. As of March 31, 2015, CEREP I has increased the liability to €105 million ($112 million) to reflect the French tax court judgment, and the total liability is included in other liabilities of Consolidated Funds in the Partnership's condensed consolidated financial statements. For the three months ended March 31, 2015, CEREP I has recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds, and this amount reduced net income attributable to Carlyle Holdings in the Partnership’s condensed consolidated financial statements. In 2013 and 2014, the Partnership had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

12. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$28.4	$27.7
Notes receivable and accrued interest from affiliates	11.7	11.1
Other receivables from unconsolidated funds and affiliates, net	162.7	160.6
Total	$202.8	$199.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.17% as of March 31, 2015. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.6
Due to non-consolidated affiliates	41.6	37.1
Performance-based contingent cash and equity consideration related to acquisitions	46.8	43.6
Amounts owed under the tax receivable agreement	88.1	89.0
Other	14.8	13.9
Total	$191.5	$184.2

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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.1 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

13. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership's income tax expense was $10.5 million and $16.0 million for the three months ended March 31, 2015 and 2014, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2015, the Partnership’s U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2007 to 2014. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$5,655.8	$6,160.1
Non-Carlyle interests in majority-owned subsidiaries	323.6	301.4
Non-controlling interest in carried interest and cash held for carried interest distributions	(53.7)	(15.1)
Non-controlling interests in consolidated entities	$5,925.7	$6,446.4
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$449.9	$352.9
Non-Carlyle interests in majority-owned subsidiaries	(0.8)	(21.3)
Non-controlling interest in carried interest and cash held for carried interest distributions	(37.9)	8.0
Net income attributable to other non-controlling interests in consolidated entities	411.2	339.6
Net loss attributable to partners’ capital appropriated for CLOs	(48.6)	(82.1)
Net income attributable to redeemable non-controlling interests in consolidated entities	76.5	67.0
Non-controlling interests in income of consolidated entities	$439.1	$324.5

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 13,800,000 Carlyle Holdings partnership units in March 2014 (see Note 1).
15. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$39,500,000	$39,500,000	$24,600,000	$24,600,000
Dilution of earnings due to participating securities with distribution rights	(427,000)	(479,600)	(432,600)	(517,200)
Net income attributable to common units	$39,073,000	$39,020,400	$24,167,400	$24,082,800
Weighted-average common units outstanding	67,684,674	72,347,771	52,501,412	59,453,670
Net income per common unit	$0.58	$0.54	$0.46	$0.41

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	67,684,674	67,684,674	52,501,412	52,501,412
Unvested deferred restricted common units	—	4,663,097	—	6,486,349
Contingently issuable Carlyle Holdings Partnership units	—	—	—	465,909
Weighted-average common units outstanding	67,684,674	72,347,771	52,501,412	59,453,670
The weighted-average common units outstanding of The Carlyle Group L.P. includes vested deferred restricted common units and other common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Vermillion, Metropolitan, and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that March 31, 2015 and 2014 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the incremental 227,127,601 and 234,789,709 of vested and unvested Carlyle Holdings partnership units for the three months ended March 31, 2015 and 2014, respectively, were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of March 31, 2015, 778,665 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

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

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended March 31, 2015 and 2014, the Partnership recorded $2.9 million and $2.1 million in equity-based compensation expense associated with these awards, respectively. As of March 31, 2015, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $8.1 million, which is expected to be recognized over a weighted-average term of 1.0 year.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $42.0 million and $44.8 million for the three months ended March 31, 2015 and 2014, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of March 31, 2015, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $587.4 million, which is expected to be recognized over a weighted-average term of 3.1 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 10% and a per unit discount that generally ranges up to 25%, as these unvested awards do not participate in any Partnership distributions. During the three months ended March 31, 2015, the Partnership revised its estimated forfeiture rates to 2% to 10% from a previous range of 5% to 15%. As a result, the Partnership recognized $7.5 million of equity-based compensation expense during the three months ended March 31, 2015 for the cumulative effect of the change in this estimate. The Partnership recorded compensation expense of $44.3 million and $26.9 million for the three months ended March 31, 2015 and 2014, respectively, with $4.1 million and $3.3 million of corresponding deferred tax benefits, respectively. As of March 31, 2015, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $443.2 million, which is expected to be recognized over a weighted-average term of 3.0 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months ended March 31, 2015 and 2014.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 10%. During the three months ended March 31, 2015, the Partnership revised its estimated forfeiture rate to 10% from 15%. The cumulative effect of the change in this estimate was not material. The Partnership recorded $0.7 million and $0.4 million in equity-based compensation expense associated with these awards for the three months ended March 31, 2015 and 2014, respectively. The tax benefits recognized from these awards was not material during these periods. As of March 31, 2015, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $0.8 million, which is expected to be recognized over a weighted-average term of 0.4 years.
A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2015 and a summary of changes for the three months ended March 31, 2015, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40
Granted	—	$—	4,981,436	$23.83	—	$—	—	$—
Vested	—	$—	931,965	$28.90	31,132	$21.53	3,408	$34.81
Forfeited	91,174	$22.00	512,748	$24.01	—	$—	2,950	$23.41
Balance, March 31, 2015	35,906,241	$22.16	22,465,993	$25.51	778,665	$27.42	97,712	$23.00

17. Consolidation of a Real Estate Development Company
The Partnership, indirectly through certain Carlyle real estate investment funds, has an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”), a Brazilian residential subdivision and land development company.
In late 2012, it was determined that Urbplan was facing serious liquidity problems and would require additional capital infusions to continue operations. The Partnership and certain of its senior Carlyle professionals provided capital to Urbplan through one of the Carlyle investment funds starting in 2013. The Partnership concluded that Urbplan was a VIE as of September 30, 2013 because Urbplan’s equity investment at risk was not sufficient to permit it to finance its activities without additional financial support. The Partnership also concluded that it was the primary beneficiary of Urbplan since the Partnership has the power to direct the activities of Urbplan that most significantly impact its economic performance and the Partnership’s investments in Urbplan will absorb losses incurred by Urbplan. As such, the Partnership began consolidating Urbplan into its consolidated financial statements as of September 30, 2013. Due to the timing and availability of financial information from Urbplan, the Partnership consolidates the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The Partnership will disclose the effect of intervening events at Urbplan that materially affect the financial position or results of operations of the Partnership, if any.
The assets and liabilities of Urbplan are held in legal entities separate from the Partnership; the Partnership has not guaranteed or assumed any obligation for repayment of Urbplan’s liabilities nor are the assets of Urbplan available to meet the liquidity requirements of the Partnership. However, if Urbplan fails to complete its construction projects, customers, partners,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
From 2013 through March 31, 2015, $227.4 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (net of gains from related foreign currency forward contracts). The Partnership has funded $54.3 million of the $227.4 million and the remaining $173.1 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended March 31, 2015, $14.1 million was funded to Urbplan, of which the Partnership funded $3.5 million and the senior Carlyle professionals funded $10.6 million indirectly through the Partnership.
At this time, Urbplan is estimated to require approximately $90 million of additional capital over the next twelve months to complete its expected business turnaround. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 related to Urbplan were as follows:

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$106.4	$91.5
Inventory costs in excess of billings and advances	78.6	72.4
	$185.0	$163.9
Other assets of a consolidated real estate VIE:
Restricted investments	$34.1	$36.8
Fixed assets, net	1.4	1.8
Deferred tax assets	10.0	12.9
Other assets	28.2	34.9
	$73.7	$86.4
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $214.8 million and $243.6 million as of March 31, 2015 and December 31, 2014, respectively)	$139.6	$146.2
Other liabilities of a consolidated real estate VIE:
Accounts payable	$23.2	$26.1
Other liabilities	82.2	58.8
	$105.4	$84.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, related to Urbplan were as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$54.8	$4.6
Investment income	0.4	1.4
	$55.2	$6.0
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$41.0	$13.7
Interest expense	10.2	11.2
Change in fair value of loans payable	5.8	10.2
Compensation and benefits	2.6	2.4
G&A and other expenses	10.4	11.7
	$70.0	$49.2
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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $148.1 million and $190.4 million of customer advances received as of March 31, 2015 and December 31, 2014, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 65% of the outstanding principal amounts of the loans. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (16.6% to 20.0% as of March 31, 2015); (ii) IGP-M plus a margin of 12.0% (15.1% as of March 31, 2015); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (18.1% to 21.6% as of March 31, 2015). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2015	$27.6
2016	24.3
2017	19.1
2018	16.5
2019	19.1
Thereafter	108.2
$214.8
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2015, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
As of March 31, 2015, Urbplan had outstanding commitments for land development services with an estimated $85.6 million of future costs to be incurred.

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
Investment Solutions – The Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds, and DGAM, the Partnership’s fund of hedge funds platform.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and Vermillion. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments as of and for the three months ended March 31, 2015:

	March 31, 2015 and the Three Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$134.3	$55.5	$66.3	$40.5	$296.6
Portfolio advisory fees, net	5.2	0.5	0.1	—	5.8
Transaction fees, net	1.5	—	0.3	—	1.8
Total fund level fee revenues	141.0	56.0	66.7	40.5	304.2
Performance fees
Realized	306.0	4.6	7.7	3.4	321.7
Unrealized	200.7	18.7	14.1	47.0	280.5
Total performance fees	506.7	23.3	21.8	50.4	602.2
Investment income (loss)
Realized	2.7	1.6	(86.4)	0.1	(82.0)
Unrealized	7.4	(4.2)	50.2	0.6	54.0
Total investment income (loss)	10.1	(2.6)	(36.2)	0.7	(28.0)
Interest and other income	3.2	1.8	1.1	0.4	6.5
Total revenues	661.0	78.5	53.4	92.0	884.9
Segment Expenses
Compensation and benefits
Direct base compensation	53.7	28.2	18.5	21.5	121.9
Indirect base compensation	26.3	8.8	12.3	3.6	51.0
Equity-based compensation	17.3	5.2	7.1	2.7	32.3
Performance fee related
Realized	137.0	2.3	1.8	2.2	143.3
Unrealized	95.7	8.2	28.9	44.3	177.1
Total compensation and benefits	330.0	52.7	68.6	74.3	525.6
General, administrative, and other indirect expenses	31.7	12.3	14.6	7.9	66.5
Depreciation and amortization expense	2.7	1.1	0.9	0.8	5.5
Interest expense	7.6	2.8	2.7	1.5	14.6
Total expenses	372.0	68.9	86.8	84.5	612.2
Economic Net Income (Loss)	$289.0	$9.6	$(33.4)	$7.5	$272.7
(-) Net Performance Fees	274.0	12.8	(8.9)	3.9	281.8
(-) Investment Income (Loss)	10.1	(2.6)	(36.2)	0.7	(28.0)
(+) Equity-based Compensation	17.3	5.2	7.1	2.7	32.3
(=) Fee Related Earnings	$22.2	$4.6	$18.8	$5.6	$51.2
(+) Realized Net Performance Fees	169.0	2.3	5.9	1.2	178.4
(+) Realized Investment Income (Loss)	2.7	1.6	(86.4)	0.1	(82.0)
(=) Distributable Earnings	$193.9	$8.5	$(61.7)	$6.9	$147.6
Segment assets as of March 31, 2015	$3,927.1	$908.4	$1,556.0	$728.5	$7,120.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$129.8	$63.2	$50.3	$44.5	$287.8
Portfolio advisory fees, net	3.5	0.1	0.2	—	3.8
Transaction fees, net	3.2	—	—	—	3.2
Total fund level fee revenues	136.5	63.3	50.5	44.5	294.8
Performance fees
Realized	234.7	8.3	0.5	5.9	249.4
Unrealized	212.9	49.5	14.0	79.3	355.7
Total performance fees	447.6	57.8	14.5	85.2	605.1
Investment income (loss)
Realized	1.9	1.3	2.1	—	5.3
Unrealized	5.4	1.9	(20.6)	0.1	(13.2)
Total investment income (loss)	7.3	3.2	(18.5)	0.1	(7.9)
Interest and other income	2.2	1.3	0.7	0.3	4.5
Total revenues	593.6	125.6	47.2	130.1	896.5
Segment Expenses
Compensation and benefits
Direct base compensation	59.5	27.5	18.7	21.0	126.7
Indirect base compensation	22.0	6.0	14.3	3.8	46.1
Equity-based compensation	7.1	2.7	3.5	0.7	14.0
Performance fee related
Realized	101.3	3.8	0.2	4.0	109.3
Unrealized	100.5	14.8	8.4	75.7	199.4
Total compensation and benefits	290.4	54.8	45.1	105.2	495.5
General, administrative, and other indirect expenses	35.4	11.6	15.5	9.2	71.7
Depreciation and amortization expense	2.7	0.9	0.9	0.9	5.4
Interest expense	6.7	2.1	2.2	1.2	12.2
Total expenses	335.2	69.4	63.7	116.5	584.8
Economic Net Income (Loss)	$258.4	$56.2	$(16.5)	$13.6	$311.7
(-) Net Performance Fees	245.8	39.2	5.9	5.5	296.4
(-) Investment Income (Loss)	7.3	3.2	(18.5)	0.1	(7.9)
(+) Equity-based Compensation	7.1	2.7	3.5	0.7	14.0
(=) Fee Related Earnings	$12.4	$16.5	$(0.4)	$8.7	$37.2
(+) Realized Net Performance Fees	133.4	4.5	0.3	1.9	140.1
(+) Realized Investment Income	1.9	1.3	2.1	—	5.3
(=) Distributable Earnings	$147.7	$22.3	$2.0	$10.6	$182.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the three months ended March 31, 2015:

	March 31, 2015 and the Three Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$884.9	$226.3	$25.6	(a)	$1,136.8
Expenses	$612.2	$292.8	$122.0	(b)	$1,027.0
Other income	$—	$507.8	$(2.3)	(c)	$505.5
Economic net income	$272.7	$441.3	$(98.7)	(d)	$615.3
Total assets	$7,120.0	$28,096.6	$(203.4)	(e)	$35,013.2

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$896.5	$250.7	$0.2	(a)	$1,147.4
Expenses	$584.8	$339.8	$174.4	(b)	$1,099.0
Other income	$—	$426.9	$(2.9)	(c)	$424.0
Economic net income	$311.7	$337.8	$(177.1)	(d)	$472.4

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG and Vermillion that were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and Vermillion, as detailed below (Dollars in millions):

	Three Months Ended March 31,
	2015	2014
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$59.0	$62.4
Acquisition related charges and amortization of intangibles	40.6	80.1
Other non-operating expense	1.1	30.2
Tax expense associated with performance fee compensation	(5.2)	(10.2)
Non-Carlyle economic interests in acquired business	80.3	85.5
Other adjustments	1.2	2.3
Elimination of expenses of Consolidated Funds	(55.0)	(75.9)
	$122.0	$174.4

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended March 31,
	2015	2014
Income before provision for income taxes	$615.3	$472.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	59.0	62.4
Acquisition related charges and amortization of intangibles	40.6	80.1
Other non-operating expense	1.1	30.2
Tax expense associated with performance fee compensation	(5.2)	(10.2)
Net income attributable to non-controlling interests in Consolidated entities	(439.1)	(324.5)
Other adjustments	1.0	1.3
Economic Net Income	$272.7	$311.7
Net performance fees(1)	281.8	296.4
Investment loss(1)	(28.0)	(7.9)
Equity-based compensation	32.3	14.0
Fee Related Earnings	$51.2	$37.2
Realized performance fees, net of related compensation	178.4	140.1
Realized investment income (loss)(1)	(82.0)	5.3
Distributable Earnings	$147.6	$182.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$326.8	$(5.1)	$321.7
Unrealized	246.2	34.3	280.5
Total performance fees	573.0	29.2	602.2
Performance fee related compensation expense
Realized	143.0	0.3	143.3
Unrealized	173.7	3.4	177.1
Total performance fee related compensation expense	316.7	3.7	320.4
Net performance fees
Realized	183.8	(5.4)	178.4
Unrealized	72.5	30.9	103.4
Total net performance fees	$256.3	$25.5	$281.8
Investment income (loss)
Realized	$8.9	$(90.9)	$(82.0)
Unrealized	(2.1)	56.1	54.0
Investment income (loss)	$6.8	$(34.8)	$(28.0)

	Three Months Ended March 31, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$251.4	$(2.0)	$249.4
Unrealized	369.1	(13.4)	355.7
Total performance fees	620.5	(15.4)	605.1
Performance fee related compensation expense
Realized	108.7	0.6	109.3
Unrealized	221.6	(22.2)	199.4
Total performance fee related compensation expense	330.3	(21.6)	308.7
Net performance fees
Realized	142.7	(2.6)	140.1
Unrealized	147.5	8.8	156.3
Total net performance fees	$290.2	$6.2	$296.4
Investment income (loss)
Realized	$—	$5.3	$5.3
Unrealized	6.1	(19.3)	(13.2)
Total investment income (loss)	$6.1	$(14.0)	$(7.9)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the reclassification of NGP X performance fees, which are included in investment income in U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments to performance fee related compensation expense relate to certain tax expenses associated with performance fee compensation. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in each of Claren Road, ESG and Vermillion.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
19. Subsequent Events
In April 2015, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.33 per common unit to common unit holders of record at the close of business on May 15, 2015, payable on May 22, 2015.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

20. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2015 and December 31, 2014 and results of operations for the three months ended March 31, 2015 and 2014. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,024.8	$—	$—	$1,024.8
Cash and cash equivalents held at Consolidated Funds	—	1,436.7	—	1,436.7
Restricted cash	41.0	—	—	41.0
Restricted cash and securities of Consolidated Funds	—	18.8	—	18.8
Accrued performance fees	3,780.1	—	(12.9)	3,767.2
Investments	1,119.3	—	(175.1)	944.2
Investments of Consolidated Funds	—	25,949.0	0.1	25,949.1
Due from affiliates and other receivables, net	218.3	—	(15.5)	202.8
Due from affiliates and other receivables of Consolidated Funds, net	—	688.9	—	688.9
Receivables and inventory of a consolidated real estate VIE	185.0	—	—	185.0
Fixed assets, net	86.7	—	—	86.7
Deposits and other	57.7	3.2	—	60.9
Other assets of a consolidated real estate VIE	73.7	—	—	73.7
Intangible assets, net	399.3	—	—	399.3
Deferred tax assets	134.1	—	—	134.1
Total assets	$7,120.0	$28,096.6	$(203.4)	$35,013.2
Liabilities and partners’ capital
Loans payable	$38.4	$—	$—	$38.4
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.8	—	—	606.8
Loans payable of Consolidated Funds	—	16,721.9	(167.3)	16,554.6
Loans payable of a consolidated real estate VIE at fair value (principal amount of $214.8 million)	139.6	—	—	139.6
Accounts payable, accrued expenses and other liabilities	469.1	—	(79.2)	389.9
Accrued compensation and benefits	2,202.0	—	—	2,202.0
Due to affiliates	191.3	0.2	—	191.5
Deferred revenue	196.7	—	(0.2)	196.5
Deferred tax liabilities	105.0	—	—	105.0
Other liabilities of Consolidated Funds	—	1,751.3	(42.6)	1,708.7
Other liabilities of a consolidated real estate VIE	105.4	—	—	105.4
Accrued giveback obligations	184.5	—	(7.9)	176.6
Total liabilities	4,738.7	18,473.4	(297.2)	22,914.9
Redeemable non-controlling interests in consolidated entities	8.0	3,931.9	—	3,939.9
Partners’ capital	528.0	(111.5)	111.5	528.0
Accumulated other comprehensive income (loss)	(52.8)	12.4	(10.0)	(50.4)
Partners’ capital appropriated for Consolidated Funds	—	134.6	(7.7)	126.9
Non-controlling interests in consolidated entities	269.9	5,655.8	—	5,925.7
Non-controlling interests in Carlyle Holdings	1,628.2	—	—	1,628.2
Total partners’ capital	2,373.3	5,691.3	93.8	8,158.4
Total liabilities and partners’ capital	$7,120.0	$28,096.6	$(203.4)	$35,013.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$309.7	$—	$(40.2)	$269.5
Performance fees
Realized	326.0	—	0.8	326.8
Unrealized	254.5	—	(8.3)	246.2
Total performance fees	580.5	—	(7.5)	573.0
Investment income (loss)
Realized	(69.8)	—	78.7	8.9
Unrealized	45.6	—	(47.7)	(2.1)
Investment income (loss)	(24.2)	—	31.0	6.8
Interest and other income	6.5	—	(0.5)	6.0
Interest and other income of Consolidated Funds	—	226.3	—	226.3
Revenue of a consolidated real estate VIE	55.2	—	—	55.2
Total revenues	927.7	226.3	(17.2)	1,136.8
Expenses
Compensation and benefits
Base compensation	180.1	—	—	180.1
Equity-based compensation	89.9	—	—	89.9
Performance fee related
Realized	143.0	—	—	143.0
Unrealized	173.7	—	—	173.7
Total compensation and benefits	586.7	—	—	586.7
General, administrative and other expenses	116.8	—	—	116.8
Interest	14.6	—	—	14.6
Interest and other expenses of Consolidated Funds	—	292.8	(55.0)	237.8
Interest and other expenses of a consolidated real estate VIE	70.0	—	—	70.0
Other non-operating expense	1.1	—	—	1.1
Total expenses	789.2	292.8	(55.0)	1,027.0
Other income
Net investment gains of Consolidated Funds	—	507.8	(2.3)	505.5
Income before provision for income taxes	138.5	441.3	35.5	615.3
Provision for income taxes	10.5	—	—	10.5
Net income	128.0	441.3	35.5	604.8
Net income (loss) attributable to non-controlling interests in consolidated entities	(37.7)	—	476.8	439.1
Net income attributable to Carlyle Holdings	165.7	441.3	(441.3)	165.7
Net income attributable to non-controlling interests in Carlyle Holdings	126.2	—	—	126.2
Net income attributable to The Carlyle Group L.P.	$39.5	$441.3	$(441.3)	$39.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$305.7	$—	$(45.4)	$260.3
Performance fees
Realized	257.4	—	(6.0)	251.4
Unrealized	386.6	—	(17.5)	369.1
Total performance fees	644.0	—	(23.5)	620.5
Investment income (loss)
Realized	2.1	—	(2.1)	—
Unrealized	7.8	—	(1.7)	6.1
Total investment income	9.9	—	(3.8)	6.1
Interest and other income	4.5	—	(0.7)	3.8
Interest and other income of Consolidated Funds	—	250.7	—	250.7
Revenue of a consolidated real estate VIE	6.0	—	—	6.0
Total revenues	970.1	250.7	(73.4)	1,147.4
Expenses
Compensation and benefits
Base compensation	204.6	—	—	204.6
Equity-based compensation	74.2	—	—	74.2
Performance fee related
Realized	108.7	—	—	108.7
Unrealized	221.6	—	—	221.6
Total compensation and benefits	609.1	—	—	609.1
General, administrative and other expenses	134.4	—	(0.1)	134.3
Interest	12.2	—	—	12.2
Interest and other expenses of Consolidated Funds	—	339.8	(75.8)	264.0
Interest and other expenses of a consolidated real estate VIE	49.2	—	—	49.2
Other non-operating expense	30.2	—	—	30.2
Total expenses	835.1	339.8	(75.9)	1,099.0
Other income
Net investment gains of Consolidated Funds	—	426.9	(2.9)	424.0
Income before provision for income taxes	135.0	337.8	(0.4)	472.4
Provision for income taxes	16.0	—	—	16.0
Net income	119.0	337.8	(0.4)	456.4
Net income (loss) attributable to non-controlling interests in consolidated entities	(12.9)	—	337.4	324.5
Net income attributable to Carlyle Holdings	131.9	337.8	(337.8)	131.9
Net income attributable to non-controlling interests in Carlyle Holdings	107.3	—	—	107.3
Net income attributable to The Carlyle Group L.P.	$24.6	$337.8	$(337.8)	$24.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Cash flows from operating activities
Net income	$128.0	$119.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	39.9	57.7
Equity-based compensation	89.9	74.2
Excess tax benefits related to equity-based compensation	(0.5)	—
Non-cash performance fees	(278.8)	(463.9)
Other non-cash amounts	23.8	42.6
Investment loss (income)	27.3	(3.3)
Purchases of investments and trading securities	(40.9)	(69.1)
Proceeds from the sale of investments and trading securities	283.4	411.2
Payments of contingent consideration	(3.3)	(43.5)
Change in deferred taxes, net	(0.3)	1.4
Change in due from affiliates and other receivables	(7.8)	(5.3)
Change in receivables and inventory of a consolidated real estate VIE	(34.4)	(0.8)
Change in deposits and other	(6.3)	(7.1)
Change in other assets of a consolidated real estate VIE	15.8	11.5
Change in accounts payable, accrued expenses and other liabilities	(33.1)	(32.3)
Change in accrued compensation and benefits	(11.4)	(57.3)
Change in due to affiliates	12.0	(83.9)
Change in other liabilities of a consolidated real estate VIE	31.9	7.3
Change in deferred revenue	106.9	133.5
Net cash provided by operating activities	342.1	91.9
Cash flows from investing activities
Change in restricted cash	18.3	84.5
Purchases of fixed assets, net	(17.4)	(3.7)
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by investing activities	0.9	77.7
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8
Net payments on loans payable of a consolidated real estate VIE	(11.1)	(9.5)
Payments of contingent consideration	(0.5)	(29.2)
Excess tax benefits related to equity-based compensation	0.5	—
Distributions to common unitholders	(110.9)	(70.4)
Distributions to non-controlling interest holders in Carlyle Holdings	(403.6)	(366.5)
Contributions from non-controlling interest holders	53.7	52.2
Distributions to non-controlling interest holders	(44.7)	(33.9)
Net proceeds from issuance of common units, net of offering costs	—	449.5
Acquisition of non-controlling interests in Carlyle Holdings	—	(303.4)
Change in due to/from affiliates financing activities	(5.2)	1.6
Net cash used in financing activities	(521.8)	(98.8)
Effect of foreign exchange rate changes	(38.4)	(3.1)
(Decrease) increase in cash and cash equivalents	(217.2)	67.7
Cash and cash equivalents, beginning of period	1,242.0	966.6
Cash and cash equivalents, end of period	$1,024.8	$1,034.3

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 22 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2015, our Corporate Private Equity segment had approximately $64 billion in AUM and approximately $39 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 70 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of March 31, 2015, our Global Market Strategies segment had approximately $36 billion in AUM and approximately $32 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our nine U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes seven NGP management fee funds and three carry funds advised by NGP. As of March 31, 2015, our Real Assets segment had approximately $43 billion in AUM and approximately $28 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 115 fund of funds vehicles. Our Investment Solutions segment is comprised of AlpInvest, one of the world's largest investors in private equity, Metropolitan, one of the largest managers of indirect investments in global real estate, which manages 26 fund of funds vehicles, and Diversified Global Asset Management Corporation (“DGAM”), a global manager of 15 fund of hedge funds vehicles. As of March 31, 2015, our Investment Solutions segment had approximately $49 billion in AUM and approximately $30 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, mutual fund and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of March 31, 2015. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds vehicles, mutual fund and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$15.8 bn	1999-2015	CRP VII	$3.2 bn	2014
CP V	$13.7 bn	2007	Europe	€7.1 bn	2005-2015	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	Global Market Strategies Carry Funds			CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€2.0 bn	2014	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	CMP I	$436 mm	2004	CEREP I	€427 mm	2002
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			Carlyle Asia Real Estate Partners
Carlyle Asia Partners			(Distressed)			CAREP II	$486 mm	2008
CAP IV	$3.9 bn	2012	CSP III	$703 mm	2011	Natural Resources Funds
CBPF	RMB 2.1 bn	2010	CSP II	$1.4 bn	2007	Infrastructure Carry Fund
CAP III	$2.6 bn	2008	Carlyle Energy Mezzanine			CIP I	$1.1 bn	2006
CAP II	$1.8 bn	2006	Opportunities Fund			Power Carry Funds
CAP I	$750 mm	1998	CEMOF II	$1.3 bn	2015	CPOCP	$433 mm	2013
Carlyle Japan Partners			CEMOF I	$1.4 bn	2010	CPP II	$366 mm	2014
CJP III	¥77.3 bn	2013	Carlyle Asia Structured Credit Opportunities			International Energy Carry Fund
CJP II	¥165.6 bn	2006	CASCOF	$185 mm	2015	CIEP	$2.5 bn	2013
CJP I	¥50.0 bn	2001	Hedge Funds and Other Vehicles[1]			NGP Energy Carry Funds
Carlyle Mexico Partners			Long/Short Credit			NGP XI	$5.3 bn	2014
Mexico	$134 mm	2005	Claren Road			NGP X	$3.6 bn	2012
Carlyle MENA Partners			Opportunities Fund	$1.8 bn	2008	NGP Agribusiness Carry Fund
MENA I	$471 mm	2008	Claren Road			NGP GAP	$402 mm	2014
Carlyle South American Buyout Fund			Master Fund	$3.5 bn	2006	NGP Management Fee Funds
CSABF I	$776 mm	2009	Emerging Markets Strategies			Various[3]	$8.1 bn	2004-2007
Carlyle Sub-Saharan Africa Fund			Cross Border Equity Master Fund	$3.4 bn	2002	Legacy Energy Carry Funds
CSSAF I	$698 mm	2012	Domestic Opportunity Master Fund	$1.3 bn	2011	Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Emerging Sovereign Group - Various	$0.5 bn	2002	Energy IV	$6.0 bn	2008
CPF I	$308 mm	2012	Commodities			Energy III	$3.8 bn	2005
Carlyle Global Partners			Vermillion - Various	$1.2 bn	2005-2014	Energy II	$1.1 bn	2003
CGP	$2.0 bn	2015	Quantitative Market Strategies			Carlyle/Riverstone Renewable Energy
Growth Carry Funds			Various	$86 mm	2014	Renew II	$3.4 bn	2008
Carlyle U.S. Venture/Growth Partners			Business Development Companies[2]			Renew I	$685 mm	2006
CEOF II	$997 mm	2015	Carlyle GMS Finance, Inc.	$806 mm	2013
CEOF I	$1.1 bn	2011	NF Investment Corp	$209 mm	2013
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001	Investment Solutions
Carlyle Europe Technology Partners			AlpInvest
CETP III	€408 mm	2014	Fund of Private Equity Funds
CETP II	€522 mm	2008	47 vehicles	€39.9 bn	2000-2015
CETP I	€222 mm	2005	Secondary Investments
Carlyle Asia Venture/Growth Partners			35 vehicles	€10.5 bn	2000-2015
CAGP IV	$1.0 bn	2008	Co-Investments
CAGP III	$680 mm	2005	33 vehicles	€11.6 bn	2000-2015
Carlyle Cardinal Ireland			Metropolitan Real Estate
CCI	€292 mm	2014	Real Estate Fund of Funds
			26 vehicles	$2.8 bn	2003-2014
			Diversified Global Asset Management[1]
			Fund of Hedge Funds
			15 vehicles	$2.3 bn	2004-2014

Note: All funds are closed-end and amounts shown represent total capital commitments as of March 31, 2015, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)	Open-ended hedge funds, a mutual fund and other pooled vehicles. Amounts represent AUM across all products as of March 31, 2015.

(2)	Amounts represent gross assets as of March 31, 2015.

(3)	Includes NGPC, NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

Through the first three months of 2015, the U.S. economy appears to have slowed relative to 2014. The deceleration appears to be due to the increase in the foreign exchange value of the U.S. dollar and the decline in energy-related capital expenditures. Since the end of Q2 2014, the U.S. dollar appreciated by 20% against major currencies on a trade-weighted basis. Analysis from the Federal Reserve Bank of New York suggests that the appreciation of the dollar will slow U.S. GDP growth by 0.6% in 2015, due to a decline in net exports and domestic investment.

The rise in the dollar is expected to contribute to declining earnings among S&P 500 constituents by 3.2% in Q1 2015, in aggregate. The decline is mainly due to the translation of foreign sales into U.S. dollars and the more than 60% contraction in the earnings of oil and gas firms on a year over year basis. At the same time, the S&P 500 index rose 2.5% since the end of 2014 to new record highs during Q1 2015. The increase in corporate asset prices relative to operating earnings has pushed valuations to new cyclical highs, with the aggregate enterprise value of the S&P 500 rising to 12x trailing twelve months’ EBITDA.

Valuations also rose in Europe with the EuroStoxx Index rising by nearly 20% in response to the European Central Bank (ECB) asset purchase program. Much of the price increase, however, is tied to the depreciation of the exchange rate, which has resulted in increases in the domestic, Euro-denominated value of foreign sales. S&P analyst surveys suggest that earnings will increase by 14%, on average, among large European corporates in 2015, which we believe provides most of the explanation for the increase in equity prices observed to date.

Despite a slowing overall economy in China, it has had the world’s best performing stock market over the past twelve months, with the Shanghai Composite Index doubling between May 2014 and April 2015. Broad indices of Indian stocks increased by more than 20% over the same period. Both economic activity and corporate asset prices declined in Brazil, as rising public sector deficits and external funding needs forced policymakers to tighten fiscal and monetary policy. Against the backdrop of these market conditions, Carlyle’s carry fund portfolio increased by approximately 6% during the first quarter as our private portfolio appreciated 2% in the aggregate while our public portfolio appreciated 15%. The asset-weighted hedge fund performance of our reported funds was 2% for the quarter ended March 31, 2015.

Interest rates have continued to grind lower in advanced economies, led by the Euro area where ECB purchases have resulted in negative yields on German government securities maturing over the next seven years. The slowdown in the U.S. economy and the rise in the value of the dollar caused U.S. yields on the 5- to 7-year portion of the Treasury curve to decline by 0.25% since the start of the year. The timing of the first Federal Reserve rate hike implied by the Federal Funds and Eurodollars futures markets has been pushed out further into the future signaling a less than 10% chance of a June 2015 rate increase. While we have not yet seen significant negative developments in the availability of or rates on financing for our buyout transactions, in 2015 we continue to advise our investment professionals to take advantage of low rate financing and refinancing given the continuing possibility of market volatility or weakness that could affect rates and availability.

It is difficult to determine if recent volatility in the markets will continue, and, if so, what impact it will have on our diverse portfolio. Depending on short-term market conditions and regulatory reviews, exits could accelerate above our expectations or they could be delayed. Higher valuations, while potentially adversely impacting our investment pace, could also improve exit opportunities for our funds. During the first quarter, we invested $1.5 billion in new and existing investments in our carry funds that met our investment criteria and strategic objectives. We also capitalized on continuing high asset values and, as an opportunistic seller, realized proceeds of $4.6 billion in 102 investments and 34 carry funds during the quarter. While there can be no assurance that these exit and investment trends will continue, we remain focused on maximizing the value of our portfolio for our fund investors and our business.
Recent Transactions
In April 2015, the Board of Directors of our general partner declared a quarterly distribution of $0.33 per common unit to common unit holders of record at the close of business on May 15, 2015, payable on May 22, 2015.

Consolidation of Certain Carlyle Funds and Variable Interest Entities
Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 14% of our AUM as of March 31, 2015; 13% of our fund management fees for the three months ended March 31, 2015; and approximately 1% of our performance fees for the three months ended March 31, 2015.
We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of March 31, 2015, our consolidated CLOs held approximately $18 billion of total assets and comprised 65% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of March 31, 2015, our consolidated AlpInvest fund of funds vehicles had approximately $6 billion of total assets and comprised 20% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of March 31, 2015 relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of March 31, 2015, our unaudited condensed consolidated financial statements included approximately $259 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.
On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Partnership beginning on January 1, 2016, however, early adoption is permitted. We are currently assessing the potential impact that this guidance will have on our consolidated financial statements.
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
Management fees for funds in our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of our managed accounts base management fees at all times on contributions for unrealized investments or the current value of the investment. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January and July, which are the semiannual due dates for management fees.
Management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the NAV for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge funds vehicles generally range 0.2% to 1.5% of NAV. Management fees for our Investment Solutions segment are generally due quarterly and recognized over the related quarter.
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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of March 31, 2015, were approximately 15% of total management fees recognized during the three months ended March 31, 2015 and 2014. No other fund generated over 10% of total management fees in the periods presented.
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
Performance fees from Carlyle Europe Partners III, L.P. (“CEP III”), our third Europe buyout fund, Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund, Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”), with total AUM of approximately $5.7 billion, $14.7 billion, $1.7 billion and $1.2 billion, respectively, were $160.1 million, $158.6 million, $80.0 million, and $(65.0) million, respectively, for the three months ended March 31, 2015. Performance fees from CP V and CEP III were $249.2 million and $163.9 million, respectively, for the three months ended March 31, 2014. No other fund generated over 10% of performance fees in the periods presented.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, carried interest income could thus be negative; however, cumulative performance fees can never be negative over the life of a fund. In addition, we are not obligated to pay guaranteed returns or hurdles. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established in our financial statements for the potential giveback obligation. As discussed below, each individual recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance fee compensation is subject to return to the Partnership in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2015 and 2014, the reversals of performance fees were $85.6 million and $71.1 million, respectively.
As of March 31, 2015, accrued performance fees and accrued giveback obligations were approximately $3.8 billion and $176.6 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2015 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at March 31, 2015, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.4 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle's inception, we have repaid a total of approximately $46 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2015 (amounts in millions):

	As of March 31, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$14,301	$7,128	$5,595	$899	$27,875
Level II	178	2,626	601	1,312	4,836
Level III	24,513	21,765	18,203	31,699	96,231
Total Fair Value	38,992	31,519	24,399	33,910	128,942
Other Net Asset Value	217	1,991	1,776	(584)	3,278
Total AUM, Excluding Available Capital Commitments	39,209	33,510	26,175	33,326	132,220
Available Capital Commitments	24,839	2,826	16,682	16,092	60,439
Total AUM	$64,048	$36,336	$42,857	$49,418	$192,659
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of dedicated valuation professionals reporting to our chief accounting officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in U.S. GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, co-presidents and co-chief operating officers, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officers for Corporate Private Equity, the business segment heads, and observed by the chief compliance officer, the director of internal audit, and our audit committee. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to six years, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that is expected to continue in the future as we increase the use of deferred restricted common units. For example, in February 2015, we granted approximately 5 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $119 million; these awards vest over a period of 18 to 42 months. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2015, our U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2007 to 2014. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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

(a)
for substantially all carry funds and certain co-investment vehicles where the original investment period has not expired and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and certain carry funds advised by NGP, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

(b)
for substantially all carry funds and certain co-investment vehicles where the original investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital, and for the NGP management fee funds and certain carry funds advised by NGP where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

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

(d)
the net asset value of our mutual fund and the external investor portion of the net asset value (pre-redemptions and subscriptions) of our long/short credit funds, emerging markets, multi-product macroeconomic, fund of hedge funds vehicles and other hedge funds (see “Fee-earning AUM based on net asset value” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2015	2014
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$40,855	$38,637
Fee-earning AUM based on invested capital (2)	37,674	44,328
Fee-earning AUM based on collateral balances, at par (3)	17,701	17,212
Fee-earning AUM based on net asset value (4)	12,844	16,900
Fee-earning AUM based on lower of cost or fair value and other (5)	20,338	25,011
Balance, End of Period	$129,412	$142,088

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles.

(5)	Includes funds with fees based on gross asset value.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three months ended March 31,
	2015	2014
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$135,580	$139,949
Acquisitions	—	2,894
Inflows, including Fee-paying Commitments (1)	4,054	1,941
Outflows, including Distributions (2)	(4,444)	(3,718)
Subscriptions, net of Redemptions (3)	(2,096)	75
Changes in CLO collateral balances (4)	726	719
Market Appreciation/(Depreciation) (5)	114	251
Foreign Exchange and other (6)	(4,522)	(23)
Balance, End of Period	$129,412	$142,088

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds and fund of funds vehicles outside the investment period, weighted-average investment period, or commitment fee period. Inflows do not include amounts raised of $10.2 billion for which fees have not yet commenced.

(2)
Outflows represent limited partner distributions from our carry funds and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the original investment period, weighted-average investment period, or commitment fee period has expired.

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
Assets under Management
Assets under management or AUM refers to the assets we manage or advise. Our AUM equals the sum of the following:

(a)
the fair value of the capital invested in Carlyle carry funds, co-investment vehicles, NGP management fee funds and fund of funds vehicles plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;

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

We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone and certain NGP management fee funds and carry funds that are advised by NGP. Although we include all capital commitments to NGP XI in our assets under management calculation, for certain limited partners we will only include invested capital for NGP XI in our Fee-earning AUM calculation until early 2016 when we will be entitled to charge management fees based on commitments less realized and written-off investments.
For our carry funds, co-investment vehicles, fund of funds vehicles, and NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2015
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$57,871	$136,602	$194,473
Acquisitions	—	—	—
Commitments (1)	6,840	—	6,840
Capital Called, net (2)	(3,363)	3,200	(163)
Distributions (3)	342	(8,252)	(7,910)
Subscriptions, net of Redemptions (4)	—	(2,147)	(2,147)
Changes in CLO collateral balances (5)	—	883	883
Market Appreciation/(Depreciation) (6)	—	7,312	7,312
Foreign Exchange and other (7)	(1,251)	(5,378)	(6,629)
Balance, End of Period	$60,439	$132,220	$192,659

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2015 and 2014. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed eight new CLOs throughout 2014 and two new CLOs in the first quarter of 2015 and have consolidated those CLOs beginning on their respective formation dates or closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$269.5	$260.3
Performance fees
Realized	326.8	251.4
Unrealized	246.2	369.1
Total performance fees	573.0	620.5
Investment income (loss)
Realized	8.9	—
Unrealized	(2.1)	6.1
Total investment income	6.8	6.1
Interest and other income	6.0	3.8
Interest and other income of Consolidated Funds	226.3	250.7
Revenue of a consolidated real estate VIE	55.2	6.0
Total revenues	1,136.8	1,147.4
Expenses
Compensation and benefits
Base compensation	180.1	204.6
Equity-based compensation	89.9	74.2
Performance fee related
Realized	143.0	108.7
Unrealized	173.7	221.6
Total compensation and benefits	586.7	609.1
General, administrative and other expenses	116.8	134.3
Interest	14.6	12.2
Interest and other expenses of Consolidated Funds	237.8	264.0
Interest and other expenses of a consolidated real estate VIE	70.0	49.2
Other non-operating expense	1.1	30.2
Total expenses	1,027.0	1,099.0
Other income
Net investment gains of Consolidated Funds	505.5	424.0
Income before provision for income taxes	615.3	472.4
Provision for income taxes	10.5	16.0
Net income	604.8	456.4
Net income attributable to non-controlling interests in consolidated entities	439.1	324.5
Net income attributable to Carlyle Holdings	165.7	131.9
Net income attributable to non-controlling interests in Carlyle Holdings	126.2	107.3
Net income attributable to The Carlyle Group L.P.	$39.5	$24.6

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.58	$0.46
Diluted	$0.54	$0.41
Weighted-average common units
Basic	67,684,674	52,501,412
Diluted	72,347,771	59,453,670

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues
Total revenues were $1,136.8 million for the three months ended March 31, 2015, a decrease of 1% from total revenues for the three months ended March 31, 2014 of $1,147.4 million. The decrease in revenues was primarily attributable to a decrease in performance fees of $47.5 million and a decrease in interest and other income of consolidated funds of $24.4 million. These decreases were partially offset by increases in revenue of a consolidated real estate VIE of $49.2 million, fund management fees of $9.2 million, and investment income of $0.7 million for the three months ended March 31, 2015 as compared to 2014.
Fund Management Fees. Fund management fees increased $9.2 million, or 4%, to $269.5 million for the three months ended March 31, 2015 as compared to 2014. In addition, fund management fees from consolidated funds decreased $5.2 million for the three months ended March 31, 2015 as compared to 2014. These fees are eliminated upon consolidation of these funds.
The overall increase, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $52.8 million of incremental management fees from the commencement of the investment period during 2014 and 2015 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period. Offsetting this increase were decreases in management fees of approximately $28.0 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $13.1 million in decreased management fees from lower assets under management in our hedge funds, and approximately $4.6 million in lower management fees from AlpInvest, which was driven by the decline of the Euro exchange rate in 2015 as compared to 2014.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $7.6 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively.
Performance Fees. Performance fees for the three months ended March 31, 2015 were $573.0 million compared to $620.5 million for the three months ended March 31, 2014. In addition, performance fees from consolidated funds decreased $16.0 million for the three months ended March 31, 2015 as compared to 2014. These fees eliminate upon consolidation. The overall decrease in performance fees recorded in 2015 as compared to 2014 were due principally to the decline in hedge fund incentive fees in 2015. The hedge funds recognized incentive fee accruals of approximately $68.6 million for the three months ended March 31, 2014. The asset weighted performance of our reported hedge funds was 2% in the three months ended March 31, 2015; however, the hedge funds largely remain below their high-water mark, and, therefore, we recognized an insignificant amount of incentive fees. The overall portfolio appreciation in Carlyle's carry funds was 6% for the three months ended March 31, 2015 and 2014, respectively. Through the first three months of 2015, the U.S. economy appears to have slowed relative to 2014. This deceleration appears to be due to the increase in the foreign exchange value of the U.S. dollar and the decline in energy-related capital expenditures. However, the S&P 500 index rose 2.5% since the end of 2014 to new record highs during Q1 2015. This increase has pushed valuations to new highs. Globally, valuations continue to remain high and interest rates continue to decline. Amongst this market volatility, our public carry fund portfolio appreciated 15% in the three months ended March 31, 2015, while our private carry fund portfolio appreciated 2% for an aggregate of 6% for the three months ended March 31, 2015.
Approximately $513.3 million and $453.2 million of performance fees for the three months ended March 31, 2015 and 2014, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended March 31, 2015 and 2014 were $18.7 million and $66.1 million for the Global Market Strategies segment, $(8.5) million and $16.8 million for the Real Assets segment, and $49.5 million and $84.4 million for the Investment Solutions segment, respectively. Further, approximately $333.7 million of our performance fees for the three months ended March 31, 2015 were related to CEP III, CP V, CP IV, and Energy III, while $413.1 million of our performance fees for the three months ended March 31, 2014 were related to CP V and CEP III.

Investment Income. Investment income of $6.8 million for the three months ended March 31, 2015 increased $0.7 million over investment income of $6.1 million for the three months ended March 31, 2014.

In addition, investment income from Consolidated Funds decreased $34.8 million for the three months ended March 31, 2015 as compared to 2014, which was due primarily to $34 million in investment losses in the first quarter of 2015 associated with an adverse court judgment in a French tax court proceeding related to a transaction that our first European real estate fund ("CEREP I") exited between 2007 and 2009. See Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. This income is eliminated upon consolidation.

Interest and Other Income. Interest and other income increased $2.2 million to $6.0 million for the three months ended March 31, 2015, as compared to $3.8 million for 2014.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $226.3 million for the three months ended March 31, 2015, a decrease of $24.4 million from $250.7 million for the three months ended March 31, 2014. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease from 2014 to 2015 is due primarily to lower interest and dividend income of $15.4 million from the consolidated hedge funds and lower interest and dividend income of $12.0 million from the consolidated fund of funds vehicles. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $55.2 million for the three months ended March 31, 2015, an increase of $49.2 million as compared to $6.0 million in 2014. The increase was due primarily to Urbplan completing more land development projects in 2015 as compared to 2014. Urbplan recognizes revenue for land development services under the completed contract method.
Expenses
Expenses were $1,027.0 million for the three months ended March 31, 2015, a decrease of $72.0 million from $1,099.0 million for the three months ended March 31, 2014. The decrease primarily is due to decreases in other non-operating expenses, interest and other expenses of consolidated funds, total compensation and benefits, and general, administrative and other expenses, which decreased $29.1 million, $26.2 million, $22.4 million, and $17.5 million, respectively. These decreases were partially offset by increases in interest and other expenses of a consolidated real estate VIE, which increased $20.8 million.
Total compensation and benefits for the three months ended March 31, 2015 decreased $22.4 million, or 4%, from $609.1 million for the three months ended March 31, 2014 to $586.7 million for the three months ended March 31, 2015. The decrease in total compensation and benefits primarily reflects a decrease in base compensation expense of $24.5 million and a decrease in performance fee related compensation expense of $13.6 million. These decreases were partially offset by an increase in equity-based compensation expense of $15.7 million.
Compensation and Benefits. Base compensation and benefits decreased $24.5 million, or 12%, for the three months ended March 31, 2015 as compared to 2014. The decrease primarily relates to lower expense associated with employment-related contingent consideration arrangements primarily from hedge fund acquisitions of approximately $21.2 million as a result of updated assumptions used to determine the expected payment of the contingent consideration.
Equity-based compensation increased $15.7 million for the three months ended March 31, 2015 as compared to 2014. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015. Also contributing to the increase in equity-based compensation was a decrease to the estimated forfeiture rates during the first quarter of 2015, which resulted in a cumulative catch-up of expense associated with this change of estimate of $7.5 million for 2015.

Performance fee related compensation expense decreased $13.6 million for the three months ended March 31, 2015 as compared to 2014. Performance fee related compensation as a percentage of performance fees was 55% and 53% for the three months ended March 31, 2015 and 2014, respectively.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $17.5 million for the three months ended March 31, 2015 as compared to 2014. This decrease was driven primarily by lower intangible asset impairment losses in 2015 as compared to 2014; impairment losses were $11.8 million and $24.6 million for the three months ended March 31, 2015 and 2014, respectively. Also contributing to the decrease was $8.8 million of lower external fundraising costs in 2015 as compared to 2014.
Interest. Interest expense for the three months ended March 31, 2015 was $14.6 million, an increase of $2.4 million from 2014. The increase was due primarily to the interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $26.2 million for the three months ended March 31, 2015 as compared to 2014. This decrease is primarily due to lower interest expense on the consolidated CLOs and consolidated hedge funds. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $70.0 million and $49.2 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $20.8 million. The increase was due primarily to Urbplan completing more land development projects in 2015 as compared to 2014, resulting in an increase in the costs of services rendered of $27.3 million from 2014 to 2015.
Other Non-operating Expenses. Other non-operating expense of $1.1 million for the three months ended March 31, 2015 compares to $30.2 million for the three months ended March 31, 2014. For the periods presented, this caption represents the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. The estimated fair value of the contingent consideration increased at a higher rate in 2014 than in 2015, based on management's assumptions in the probability-weighted discounted cash flow models used to estimate the fair value at such time. The contingent consideration arrangements are primarily associated with the Partnership's hedge fund acquisitions. The estimated fair value of the contingent consideration increased significantly in the first quarter of 2014 but subsequently declined during the remainder of 2014 in a manner consistent with the performance of the hedge funds in 2014.
Generally, the contingent consideration associated with the Partnership’s acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership’s liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership’s original financial forecast at acquisition, the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches. See Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Net Investment Gains of Consolidated Funds
For the three months ended March 31, 2015, net investment gains of Consolidated Funds were $505.5 million as compared to $424.0 million for the three months ended March 31, 2014. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Realized gains	$224.6	$732.3
Net change in unrealized losses	335.9	(243.4)
Total gains (losses)	560.5	488.9
Losses from liabilities of CLOs	(55.5)	(65.1)
Gains on other assets of CLOs	0.5	0.2
Total	$505.5	$424.0
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the three months ended March 31, 2015 and 2014 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $478.5 million and $378.5 million, respectively, net investment gains attributable to the consolidated hedge funds of $102.4 million and $105.9 million, respectively, net investment losses attributable to other consolidated funds of $32.6 million and $4.0 million, and the net depreciation of CLOs of $42.8 million and $56.4 million, respectively.

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $439.1 million for the three months ended March 31, 2015 as compared to $324.5 million for the three months ended March 31, 2014. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests.
For the three months ended March 31, 2015, the net income of our Consolidated Funds was approximately $441.3 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds, partially offset by net losses on the consolidated CLOs and other consolidated funds. The net income from the consolidated AlpInvest fund of funds vehicles and consolidated hedge funds was approximately $448.7 million and $75.5 million, respectively, for the three months ended March 31, 2015. The net income was partially offset by net losses from the consolidated CLOs and other consolidated funds of $48.5 million and $34.4 million, respectively, for the three months ended March 31, 2015.
For the three months ended March 31, 2014, the net income of our Consolidated Funds was approximately $337.8 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, the consolidated hedge funds, and the consolidated CLOs. The net income from the consolidated AlpInvest fund of funds vehicles and the consolidated hedge funds was approximately $356.3 million and $66.6 million, respectively, for the three months ended March 31, 2014. The net income was partially offset by net losses from the consolidated CLOs and other consolidated funds of $81.4 million and $3.7 million, respectively, for the three months ended March 31, 2014.
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $39.5 million for the three months ended March 31, 2015 as compared to $24.6 million for the three months ended March 31, 2014. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 21% and 20% as of March 31, 2015 and 2014, respectively). For the three months ended March 31, 2015 and 2014, the net income attributable to Carlyle Holdings was $165.7 million and $131.9 million, respectively. Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $5.6 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.
Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2015 and 2014. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effects of consolidated funds, acquisition-related items including amortization of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$296.6	$287.8
Portfolio advisory fees, net	5.8	3.8
Transaction fees, net	1.8	3.2
Total fund level fee revenues	304.2	294.8
Performance fees
Realized	321.7	249.4
Unrealized	280.5	355.7
Total performance fees	602.2	605.1
Investment income (loss)
Realized	(82.0)	5.3
Unrealized	54.0	(13.2)
Total investment income (loss)	(28.0)	(7.9)
Interest and other income	6.5	4.5
Total revenues	884.9	896.5
Segment Expenses
Compensation and benefits
Direct base compensation	121.9	126.7
Indirect base compensation	51.0	46.1
Equity-based compensation	32.3	14.0
Performance fee related
Realized	143.3	109.3
Unrealized	177.1	199.4
Total compensation and benefits	525.6	495.5
General, administrative, and other indirect expenses	66.5	71.7
Depreciation and amortization expense	5.5	5.4
Interest expense	14.6	12.2
Total expenses	612.2	584.8
Economic Net Income	$272.7	$311.7
(-) Net Performance Fees	281.8	296.4
(-) Investment Income (Loss)	(28.0)	(7.9)
(+) Equity-based Compensation	32.3	14.0
(=) Fee Related Earnings	$51.2	$37.2
(+) Realized Net Performance Fees	178.4	140.1
(+) Realized Investment Income (Loss)	(82.0)	5.3
(=) Distributable Earnings	$147.6	$182.6

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Income before provision for income taxes	$615.3	$472.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	59.0	62.4
Acquisition related charges and amortization of intangibles	40.6	80.1
Other non-operating expense	1.1	30.2
Tax expense associated with performance fee compensation	(5.2)	(10.2)
Net income attributable to non-controlling interests in Consolidated entities	(439.1)	(324.5)
Other adjustments	1.0	1.3
Economic Net Income	$272.7	$311.7
Net performance fees(1)	281.8	296.4
Investment loss(1)	(28.0)	(7.9)
Equity-based compensation	32.3	14.0
Fee Related Earnings	$51.2	$37.2
Realized performance fees, net of related compensation	178.4	140.1
Realized investment income (loss)(1)	(82.0)	5.3
Distributable Earnings	$147.6	$182.6

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$326.8	$(5.1)	$321.7
Unrealized	246.2	34.3	280.5
Total performance fees	573.0	29.2	602.2
Performance fee related compensation expense
Realized	143.0	0.3	143.3
Unrealized	173.7	3.4	177.1
Total performance fee related compensation expense	316.7	3.7	320.4
Net performance fees
Realized	183.8	(5.4)	178.4
Unrealized	72.5	30.9	103.4
Total net performance fees	$256.3	$25.5	$281.8
Investment income (loss)
Realized	$8.9	$(90.9)	$(82.0)
Unrealized	(2.1)	56.1	54.0
Investment income (loss)	$6.8	$(34.8)	$(28.0)

	Three Months Ended March 31, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$251.4	$(2.0)	$249.4
Unrealized	369.1	(13.4)	355.7
Total performance fees	620.5	(15.4)	605.1
Performance fee related compensation expense
Realized	108.7	0.6	109.3
Unrealized	221.6	(22.2)	199.4
Total performance fee related compensation expense	330.3	(21.6)	308.7
Net performance fees
Realized	142.7	(2.6)	140.1
Unrealized	147.5	8.8	156.3
Total net performance fees	$290.2	$6.2	$296.4
Investment income (loss)
Realized	$—	$5.3	$5.3
Unrealized	6.1	(19.3)	(13.2)
Total investment income (loss)	$6.1	$(14.0)	$(7.9)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of certain tax expenses associated with performance fee related compensation. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in each of Claren Road, ESG and Vermillion.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$289.0	$258.4
Global Market Strategies	9.6	56.2
Real Assets	(33.4)	(16.5)
Investment Solutions	7.5	13.6
Economic Net Income (Loss)	$272.7	$311.7
Distributable Earnings
Corporate Private Equity	$193.9	$147.7
Global Market Strategies	8.5	22.3
Real Assets	(61.7)	2.0
Investment Solutions	6.9	10.6
Distributable Earnings	$147.6	$182.6

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and Vermillion based on our 55% economic interest in those entities. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$134.3	$129.8
Portfolio advisory fees, net	5.2	3.5
Transaction fees, net	1.5	3.2
Total fund level fee revenues	141.0	136.5
Performance fees
Realized	306.0	234.7
Unrealized	200.7	212.9
Total performance fees	506.7	447.6
Investment income
Realized	2.7	1.9
Unrealized	7.4	5.4
Total investment income	10.1	7.3
Interest and other income	3.2	2.2
Total revenues	661.0	593.6
Segment Expenses
Compensation and benefits
Direct base compensation	53.7	59.5
Indirect base compensation	26.3	22.0
Equity-based compensation	17.3	7.1
Performance fee related
Realized	137.0	101.3
Unrealized	95.7	100.5
Total compensation and benefits	330.0	290.4
General, administrative, and other indirect expenses	31.7	35.4
Depreciation and amortization expense	2.7	2.7
Interest expense	7.6	6.7
Total expenses	372.0	335.2
Economic Net Income	$289.0	$258.4
(-) Net Performance Fees	274.0	245.8
(-) Investment Income	10.1	7.3
(+) Equity-based Compensation	17.3	7.1
(=) Fee Related Earnings	$22.2	$12.4
(+) Realized Net Performance Fees	169.0	133.4
(+) Realized Investment Income	2.7	1.9
(=) Distributable Earnings	$193.9	$147.7

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Total fee revenues were $141.0 million for the three months ended March 31, 2015, representing an increase of $4.5 million, or 3%, from the three months ended March 31, 2014. This increase reflects a $4.5 million increase in fund management fees and a $1.7 million increase in portfolio advisory fees. These increases were partially offset by a decrease in transaction fees of $1.7 million. The increase in fund management fees is partially due to increased management fees from our fourth Europe buyout fund ("CEP IV"), our third Japan buyout fund ("CJP III"), and our third Europe technology fund ("CETP III"). Fund management fees for these funds include $11.9 million of catch-up management fees earned in the first quarter of 2015, primarily from subsequent closings. This increase was offset by lower management fees in 2015 as compared to 2014 in other U.S. and Europe buyout funds where management fees are based on invested capital due to sales of investments in those funds. Management fees from our European funds were also impacted by the decline in the Euro exchange rate in 2015 as compared to 2014. The weighted-average management fee rate on funds in the investment period slightly decreased to 1.42% at March 31, 2015 from 1.44% at March 31, 2014. The total weighted-average management fee rate increased from 1.17% at March 31, 2014 to 1.23% at March 31, 2015. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates.

Interest and other income was $3.2 million for the three months ended March 31, 2015, an increase from $2.2 million for the three months ended March 31, 2014.

Total compensation and benefits was $330.0 million and $290.4 million for the three months ended March 31, 2015 and 2014, respectively. Performance fee related compensation expense was $232.7 million and $201.8 million, or 46% and 45% of performance fees, for the three months ended March 31, 2015 and 2014, respectively.

Direct and indirect base compensation expense decreased $1.5 million for the three months ended March 31, 2015, or 2% more than the three months ended March 31, 2014. The decrease is primarily due to lower headcount, partially offset by an increase in compensation costs related to internal fundraising activities of approximately $3.7 million.

Equity-based compensation was $17.3 million for the three months ended March 31, 2015, an increase from $7.1 million for the three months ended March 31, 2014. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the three months ended March 31, 2015.
General, administrative and other indirect expenses decreased $3.7 million for the three months ended March 31, 2015 as compared to 2014. The decrease is principally due to a decrease in external costs associated with fundraising activities in 2015 as compared to 2014 of $7.9 million, primarily related to our fourth Asia buyout fund ("CAP IV"). This decrease was partially offset by increases in professional fees and information technology expenses.
Depreciation and amortization expense was $2.7 million for the three months ended March 31, 2015 and 2014.
Interest expense increased $0.9 million, or 13%, for the three months ended March 31, 2015 as compared to 2014. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income. ENI was $289.0 million for the three months ended March 31, 2015, reflecting a 12% increase as compared to ENI of $258.4 million for the three months ended March 31, 2014. The increase in ENI for the three months ended March 31, 2015 was due to an increase in net performance fees of $28.2 million, an increase in fee related earnings of $9.8 million, and an increase in investment income of $2.8 million. These increases were partially offset by an increase in equity-based compensation of $10.2 million.
Fee Related Earnings. Fee related earnings were $22.2 million for the three months ended March 31, 2015, as compared to $12.4 million for the three months ended March 31, 2014, representing an increase of $9.8 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $4.5 million, a decrease in general, administrative and other indirect expenses of $3.7 million, and a decrease in direct and indirect base compensation of $1.5 million.

Performance Fees. Performance fees increased $59.1 million for the three months ended March 31, 2015 as compared to 2014. Performance fees of $506.7 million and $447.6 million are inclusive of performance fees reversed of approximately $0.8 million and $55.0 million during the three months ended March 31, 2015 and 2014, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in millions)
Buyout funds	$493.8	$451.2	9%	8%
Growth Capital funds	12.9	(3.6)	3%	—%
Total	$506.7	$447.6	8%	8%
The $506.7 million in performance fees for the three months ended March 31, 2015 was driven primarily by performance fees for CEP III, CP V, and CP IV, of $159.3 million, $157.8 million, and $76.8 million, respectively. Comparatively, the $447.6 million in performance fees for the three months ended March 31, 2014 was driven primarily by performance fees for CP V, CEP III, and CP IV of $246.6 million, $162.6 million, and $51.3 million, respectively.
During the three months ended March 31, 2015, net performance fees were $274.0 million or 54% of performance fees and $28.2 million more than the net performance fees in the three months ended March 31, 2014.

Investment Income. Investment income for the three months ended March 31, 2015 was $10.1 million compared to $7.3 million for the three months ended March 31, 2014. The increase in investment income from 2014 to 2015 relates primarily to continued appreciation on investments in certain Europe buyout funds.
Distributable Earnings. Distributable earnings increased $46.2 million for the three months ended March 31, 2015 to $193.9 million from $147.7 million for the same period in 2014. This increase primarily reflects an increase in realized net performance fees of $35.6 million, an increase in fee related earnings of $9.8 million, and an increase in realized investment income of 0.8 million.
Fee-earning AUM as of and for the Three Months Ended March 31, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2015	2014
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$22,648	$19,568
Fee-earning AUM based on invested capital	15,426	22,453
Fee-earning AUM based on lower of cost or fair value	1,289	837
Total Fee-earning AUM	$39,363	$42,858
Weighted Average Management Fee Rates (2)
All Funds	1.23%	1.17%
Funds in Investment Period	1.42%	1.44%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2015	2014
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$40,249	$43,033
Inflows, including Fee-paying Commitments (1)	704	697
Outflows, including Distributions (2)	(963)	(886)
Market Appreciation/(Depreciation) (3)	(5)	—
Foreign Exchange and other (4)	(622)	14
Balance, End of Period	$39,363	$42,858

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $39.4 billion at March 31, 2015, a decrease of $0.9 billion, or approximately 2%, compared to $40.2 billion at December 31, 2014. This decrease was due to outflows of $1.0 billion from distributions in several funds outside of the investment period and a decrease of $0.6 billion from foreign exchange, primarily on our Euro-based funds. Offsetting these outflows were inflows of $0.7 billion, primarily a result of limited partner commitments raised by CEP IV, CJP III, and CETP III. External commitments raised for our second U.S. mid-market buyout fund ("CEOF II") will not be reflected until its predecessor fund has been fully invested, nor will commitments to our new global buyout fund ("CGP"), which is based on invested equity. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $39.4 billion at March 31, 2015, a decrease of $3.5 billion, or approximately 8%, compared to $42.9 billion at March 31, 2014. This reflects $4.8 billion in new limited partner commitments raised by CEP IV, CAP IV, CETP III and CJP III, in addition to investments in funds outside of their original investment period.This is offset by $6.6 billion of distributions in various funds outside of their original investment period, a reduction in fee basis from commitment to invested capital due to the expiration of the original investment periods for our fourth Asia growth fund ("CAGP IV") and CEP III, in addition to the elimination of fees for our second Europe buyout fund ("CEP II"), and foreign exchange.
Fee-earning AUM was $42.9 billion at March 31, 2014, a decrease of $0.1 billion, or less than 1%, compared to $43.0 billion at December 31, 2013. Outflows of $0.9 billion were principally a result of distributions from several buyout funds that were outside of their investment period. This was offset by inflows of $0.7 billion, primarily related to limited partner commitments raised by CJP III, CAP IV, CEP IV, and other global buyout funds, in addition to equity invested by various funds outside their investment period.

Total AUM as of and for the Three Months Ended March 31, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2015
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$24,439	$40,229	$64,668
Commitments (1)	1,685	—	1,685
Capital Called, net (2)	(1,024)	907	(117)
Distributions (3)	194	(4,158)	(3,964)
Market Appreciation/(Depreciation) (4)	—	3,149	3,149
Foreign Exchange and other (5)	(455)	(918)	(1,373)
Balance, End of Period	$24,839	$39,209	$64,048

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $64.0 billion at March 31, 2015, a decrease of $0.6 billion, or approximately1%, compared to $64.7 billion as of December 31, 2014. This was primarily driven by net distributions of $4.0 billion and a decrease of $1.4 billion due to foreign exchange. Offsetting the decrease was $1.7 billion in new commitments for several funds, including the first close of CEOF II, additional closes in CEP IV, CJP III, and CETP III, and market appreciation of $3.1 billion. Our portfolio experienced a 8% increase in value over the period, due to a 9% increase across our buyout funds, and an 3% increase across our growth capital funds. The 9% increase in our buyout funds was primarily driven by appreciation in CP V, CEP III and CP IV.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2015, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2015					Inception to March 31, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,186.1	2.4x	17%	13%	$6,827.6	$17,293.5	2.5x	18%
CP V	5/2007	$13,719.7	$12,815.5	$25,102.0	2.0x	20%	15%	$5,984.1	$13,901.0	2.3x	24%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€4,069.6	2.0x	37%	21%	€1,489.4	€3,584.6	2.4x	55%
CEP III	12/2006	€5,294.9	€4,988.3	€10,426.7	2.1x	20%	15%	€2,809.8	€6,515.2	2.3x	20%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,633.6	$2,778.3	1.7x	11%	8%	$720.0	$2,115.0	2.9x	24%
CAP III	5/2008	$2,551.6	$2,503.2	$4,035.7	1.6x	18%	11%	$984.4	$1,980.0	2.0x	22%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥140,679.6	3.0x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥182,902.0	1.3x	6%	2%	¥64,306.1	¥90,362.1	1.4x	7%
CGFSP I	9/2008	$1,100.2	$1,052.5	$1,883.7	1.8x	19%	13%	$312.8	$746.4	2.4x	28%
CETP II	2/2007	€521.6	€431.5	€961.4	2.2x	26%	16%	€149.8	€550.9	3.7x	34%
CAGP IV	6/2008	$1,041.4	$807.3	$1,173.5	1.5x	14%	8%	$155.0	$379.3	2.4x	33%
All Other Funds (9)	Various		$3,644.2	$5,659.6	1.6x	17%	7%	$2,729.5	$4,614.7	1.7x	21%
Coinvestments and Other (10)	Various		$8,061.9	$20,449.5	2.5x	36%	33%	$5,528.1	$16,626.5	3.0x	36%
Total Fully Invested Funds			$54,795.1	$117,572.3	2.1x	27%	19%	$35,899.6	$89,954.8	2.5x	29%
Funds in the Investment Period (6)
CP VI (12)	5/2012	$13,000.0	$3,813.7	$3,965.4	1.0x	NM	NM
CEP IV (12)	8/2013	€2,018.1	€319.2	€299.6	0.9x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$799.0	$766.4	1.0x	NM	NM
CEOF I	5/2011	$1,119.1	$895.3	$1,306.6	1.5x	31%	21%
CGFSP II (12)	4/2013	$1,000.0	$170.9	$203.0	1.2x	NM	NM
All Other Funds (11)	Various		$1,108.5	$1,078.1	1.0x	(3)%	(14)%
Total Funds in the Investment Period			$7,129.9	$7,641.0	1.1x	8%	(5)%	$161.0	$535.3	3.3x	78%
TOTAL CORPORATE PRIVATE EQUITY (13)			$61,925.1	$125,213.3	2.0x	27%	19%	$36,060.6	$90,490.1	2.5x	29%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.

(10)	Includes co-investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CJP III, CGP, CSABF, CSSAF, CBPF, CPF I, CCI, and CETP III.

(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, and August 2013 for CEP IV.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2015
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$12,268.1	2.1x	2.0x	93%	X	X	100%	Jun-07	32	May-13
CEP III	€4,651.2	2.3x	2.1x	94%	X	X	100%	Jul-07	31	Dec-12
CP VI	$3,854.7	1.0x	1.0x	29%			100%	Jun-13	8	May-18
CAP III	$2,395.9	1.1x	1.6x	98%	X		100%	Jun-08	28	May-14
CP IV	$1,657.1	1.6x	2.4x	97%	X	X	80%	Apr-05	40	Dec-10
CGFSP I	$1,159.9	1.5x	1.8x	96%	X	X	100%	Oct-08	26	Sep-14
CAP II	$1,008.2	1.1x	1.7x	90%	(X)		80%	Mar-06	37	Feb-12
CEOF I	$1,002.9	1.3x	1.5x	80%	X		80%	Sep-11	15	May-17
CAP IV	$999.0	1.0x	1.0x	21%			100%	Jul-13	7	Nov-18
CJP II	¥102,881.8	1.3x	1.3x	86%			80%	Oct-06	34	Jul-12
CAGP IV	$795.0	1.2x	1.5x	78%			100%	Aug-08	27	Jun-14
CEP II	€504.1	0.9x	2.0x	113%	X		80%	Sep-03	47	Sep-08
CETP II	€475.1	1.6x	2.2x	83%	X	X	100%	Jan-08	29	Jul-13
CEP IV	€302.7	0.9x	0.9x	16%			100%	Sep-14	3	Aug-19
CGFSP II	$209.9	1.2x	1.2x	17%			100%	Jun-13	8	Dec-17
All Other Funds (8)	$2,205.4	1.1x	2.2x		NM	NM
Coinvestment and Other (9)	$4,415.2	1.9x	2.5x		NM	NM
Total Corporate Private Equity (10)	$39,194.2	1.5x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CAP I, CBPF, CJP I, CJP III, CEVP, CETP I, CETP III, CCI, CAVP I, CAVP II, CAGP III, Mexico, MENA, CSABF, CSSAF, CPF, CGP, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of each of Claren Road, ESG and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$55.5	$63.2
Portfolio advisory fees, net	0.5	0.1
Transaction fees, net	—	—
Total fund level fee revenues	56.0	63.3
Performance fees
Realized	4.6	8.3
Unrealized	18.7	49.5
Total performance fees	23.3	57.8
Investment income (loss)
Realized	1.6	1.3
Unrealized	(4.2)	1.9
Total investment income (loss)	(2.6)	3.2
Interest and other income	1.8	1.3
Total revenues	78.5	125.6
Segment Expenses
Compensation and benefits
Direct base compensation	28.2	27.5
Indirect base compensation	8.8	6.0
Equity-based compensation	5.2	2.7
Performance fee related
Realized	2.3	3.8
Unrealized	8.2	14.8
Total compensation and benefits	52.7	54.8
General, administrative, and other indirect expenses	12.3	11.6
Depreciation and amortization expense	1.1	0.9
Interest expense	2.8	2.1
Total expenses	68.9	69.4
Economic Net Income	$9.6	$56.2
(-) Net Performance Fees	12.8	39.2
(-) Investment Income (Loss)	(2.6)	3.2
(+) Equity-based Compensation	5.2	2.7
(=) Fee Related Earnings	$4.6	$16.5
(+) Realized Net Performance Fees	2.3	4.5
(+) Realized Investment Income	1.6	1.3
(=) Distributable Earnings	$8.5	$22.3

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Total fee revenues were $56.0 million for the three months ended March 31, 2015, a decrease of $7.3 million from 2014. The decrease was due primarily to lower management fees as a result of $2.1 billion of net redemptions in the hedge funds in the three months ended March 31, 2015. The weighted average management fee rate on our hedge funds decreased from 1.75% to 1.69% compared to the prior year period due to higher AUM in the ESG hedge funds, which charge a lower rate. The weighted average management fee rate on our carry funds increased from 1.45% to 1.48% due to lower AUM in our two corporate mezzanine funds ("CMP I" and "CMP II"), which charge a lower rate.
Interest and other income was $1.8 million for the three months ended March 31, 2015 as compared to $1.3 million for the same period in 2014.
Total compensation and benefits was $52.7 million and $54.8 million for the three months ended March 31, 2015 and 2014, respectively. Performance fee related compensation expense was $10.5 million and $18.6 million for the three months ended March 31, 2015 and 2014, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation increased $3.5 million for the three months ended March 31, 2015 as compared to 2014, which relates to incremental compensation costs related to internal fundraising activities, primarily associated with our second energy mezzanine fund, and increased headcount. Further, we have not yet commenced charging management fees on our second energy mezzanine fund.
Equity-based compensation was $5.2 million for the three months ended March 31, 2015, an increase of $2.5 million from $2.7 million for the three months ended March 31, 2014. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the three months ended March 31, 2015.
General, administrative and other indirect expenses increased $0.7 million to $12.3 million for the three months ended March 31, 2015 as compared to 2014.
Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2015, an increase from $0.9 million in 2014.
Interest expense increased $0.7 million, or 33%, for the three months ended March 31, 2015 as compared to 2014. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income. ENI was $9.6 million for the three months ended March 31, 2015, a decrease of $46.6 million from $56.2 million for the three months ended March 31, 2014. The decrease in ENI for the three months ended March 31, 2015 as compared to 2014 was primarily driven by a decrease in net performance fees of $26.4 million, a decrease in fee related earnings of $11.9 million, a decrease in investment income of $5.8 million, and an increase in equity-based compensation of $2.5 million.
Fee Related Earnings. Fee related earnings decreased $11.9 million to $4.6 million for the three months ended March 31, 2015 as compared to 2014. The decrease was primarily due to a decrease in fee revenues of $7.3 million, an increase in base compensation of $3.5 million, and an increase in general, administrative and other indirect expenses of $0.7 million.

Performance Fees. Performance fees of $23.3 million and $57.8 million for the three months ended March 31, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $0.2 million and $3.2 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Carry funds	$17.0	$13.7
Hedge funds	1.9	38.1
Structured credit funds	4.4	6.0
Business development companies	—	—
Performance fees	$23.3	$57.8
Performance fees for the three months ended March 31, 2015 were generated primarily by our carry funds, including $5.9 million from CMP II and $4.8 million from our first energy mezzanine fund ("CEMOF I"). Our carry funds in this segment appreciated 3% in the three months ended March 31, 2015 and 2014, respectively. Performance fees for the three months ended March 31, 2014, were generated primarily by the hedge funds, including $19.5 million from the Claren Road Master Fund and $13.2 million from the Claren Road Opportunities fund.

Net performance fees decreased $26.4 million to $12.8 million for the three months ended March 31, 2015 as compared to $39.2 million for the same period in 2014.
Investment Income (Loss). Investment loss was $2.6 million for the three months ended March 31, 2015 as compared to investment income of $3.2 million for the same period in 2014. During the three months ended March 31, 2015, realized investment income was $1.6 million as compared to $1.3 million in 2014. Unrealized investment loss was $4.2 million for the three months ended March 31, 2015 as compared to an unrealized investment income of $1.9 million in 2014. The unrealized investment losses in 2015 were due primarily to the decline in the Euro exchange rate and its impact on investments in Euro-denominated collateralized loan obligation investments.
Distributable Earnings. Distributable earnings decreased $13.8 million to $8.5 million for the three months ended March 31, 2015 from $22.3 million for the three months ended March 31, 2014. The decrease was due primarily to a decrease in fee related earnings of $11.9 million and a decrease in realized net performance fees of $2.2 million. These decreases were partially offset by an increase in realized investment income of $0.3 million for the three months ended March 31, 2015 as compared to 2014.

Fee-earning AUM as of and for the Three Months Ended March 31, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2015	2014
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,916	$1,916
Fee-earning AUM based on invested capital	595	848
Fee-earning AUM based on collateral balances, at par	17,701	17,212
Fee-earning AUM based on net asset value	10,783	13,975
Fee-earning AUM based on other (2)	995	395
Total Fee-earning AUM	$31,990	$34,346
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.65%	1.70%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2015	2014
Global Market Strategies	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,898	$33,411
Inflows, including Fee-paying Commitments (1)	6	136
Outflows, including Distributions (2)	(63)	(301)
Subscriptions, net of Redemptions (3)	(2,085)	103
Changes in CLO collateral balances (4)	726	719
Market Appreciation/(Depreciation) (5)	55	282
Foreign Exchange and other (6)	(547)	(4)
Balance, End of Period	$31,990	$34,346

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)	Outflows represent limited partner distributions from our carry funds and changes in fee basis for our carry funds where the investment period has expired.

(3)	Represents subscriptions and redemptions in our hedge funds and mutual fund.

(4)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and mutual fund.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $32.0 billion at March 31, 2015, a decrease of $1.9 billion, or approximately 6%, compared to $33.9 billion at December 31, 2014. This decrease was primarily a result of net redemptions of $2.1 billion in our hedge funds and decreases from foreign exchange on our Euro-denominated CLOs of $0.5 billion. Offsetting this decrease were net increases in our CLO collateral balances of $0.7 billion, including the launch of two new-issue CLOs totaling $1.2 billion. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Commitments from our second energy mezzanine fund ("CEMOF II"), do not increase Fee-earning AUM, as their fees have not yet commenced.
Fee-earning AUM was $32.0 billion at March 31, 2015, a decrease of $2.4 billion, or approximately 7%, compared to $34.3 billion at March 31, 2014. This decrease was driven by market depreciation of $1.8 billion, net redemptions of $1.4 billion in our hedge funds and a decrease of $0.7 billion due to foreign exchange on our Euro-denominated CLOs. This decrease was offset by net increases of $1.9 billion in our CLO collateral balances.
Fee-earning AUM was $34.3 billion at March 31, 2014, an increase of $0.9 billion, or approximately 3%, compared to $33.4 billion at December 31, 2013. This increase was primarily a result of increases in the aggregate par value of our CLO collateral balances of $0.7 billion, partially due to the launch of two new CLOs totaling $1.2 billion, and market appreciation and net subscriptions in our hedge funds of $0.3 billion and $0.1 billion, respectively. Outflows of $0.3 billion were primarily driven by the step-down in management fee basis from commitments to invested equity for CMP II and distributions from our fully invested funds.

Total AUM as of and for the Three Months Ended March 31, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2015
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$1,512	$35,229	$36,741
Commitments (1)	1,321	—	1,321
Capital Called, net (2)	(65)	147	82
Distributions (3)	55	(115)	(60)
Subscriptions, net of Redemptions (4)	—	(2,142)	(2,142)
Changes in CLO collateral balances (5)	—	883	883
Market Appreciation/(Depreciation) (6)	—	147	147
Foreign Exchange and other (7)	3	(639)	(636)
Balance, End of Period (8)	$2,826	$33,510	$36,336

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(8)
Ending balance is comprised of approximately $18.7 billion from our structured credit /other structured product funds, $11.3 billion in our hedge funds, $5.3 billion (including $2.8 billion of Available Capital) in our carry funds, $1.0 billion from our business development companies, and $0.1 billion in our mutual fund.

Total AUM was $36.3 billion at March 31, 2015, a decrease of $0.4 billion, or over 1%, compared to $36.7 billion at December 31, 2014. This decrease was primarily a result of net redemptions of $2.1 billion in our hedge funds and decreases from foreign exchange of $0.6 billion in our Euro-denominated CLOs. These were offset by inflows of $1.3 billion related to closings in CEMOF II and our Asia structured credit opportunities fund ("CASCOF"), in addition to a $0.9 billion net increase in the the par value of our CLO collateral balances.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of March 31, 2015, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of March 31, 2015			Inception to March 31, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,446.6	1.8x	17%	12%
CEMOF I	12/2010	$1,382.5	$1,062.7	$1,408.8	1.3x	24%	13%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2015
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$1,018.0	1.1x	1.3x	77%	X		100%	Dec-10	18	Dec-15
CSP II	$417.0	0.9x	1.8x	100%	X	X	80%	Dec-07	30	Jun-11
All Other Funds (8)	$667.0	1.2x	1.5x		NM	NM
Coinvestment and Other (9)	$409.6	1.1x	1.3x		NM	NM
Total Global Market Strategies	$2,511.6	1.1x	1.6x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

(8)
Aggregate includes the following funds: CSP I, CSP III, CMP I, CMP II, and CASCOF. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

The Claren Road Master Fund, the Claren Road Opportunities Fund, the ESG Cross Border Equity Master Fund Ltd., and the ESG Domestic Opportunity Master Fund Ltd. (our “reported hedge funds”), had AUM of approximately $3.5 billion, $1.8 billion, $3.4 billion, and $1.3 billion, respectively, as of March 31, 2015. The asset-weighted hedge fund performance of our reported hedge funds was 2% during the quarter ended March 31, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

Real Assets
For purposes of presenting results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions, and the net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. The following table presents our results of operations for our Real Assets segment:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$66.3	$50.3
Portfolio advisory fees, net	0.1	0.2
Transaction fees, net	0.3	—
Total fund level fee revenues	66.7	50.5
Performance fees
Realized	7.7	0.5
Unrealized	14.1	14.0
Total performance fees	21.8	14.5
Investment income (loss)
Realized	(86.4)	2.1
Unrealized	50.2	(20.6)
Total investment income (loss)	(36.2)	(18.5)
Interest and other income	1.1	0.7
Total revenues	53.4	47.2
Segment Expenses
Compensation and benefits
Direct base compensation	18.5	18.7
Indirect base compensation	12.3	14.3
Equity-based compensation	7.1	3.5
Performance fee related
Realized	1.8	0.2
Unrealized	28.9	8.4
Total compensation and benefits	68.6	45.1
General, administrative, and other indirect expenses	14.6	15.5
Depreciation and amortization expense	0.9	0.9
Interest expense	2.7	2.2
Total expenses	86.8	63.7
Economic Net Income (Loss)	$(33.4)	$(16.5)
(-) Net Performance Fees	(8.9)	5.9
(-) Investment Income (Loss)	(36.2)	(18.5)
(+) Equity-based Compensation	7.1	3.5
(=) Fee Related Earnings	$18.8	$(0.4)
(+) Realized Net Performance Fees	5.9	0.3
(+) Realized Investment Income (Loss)	(86.4)	2.1
(=) Distributable Earnings	$(61.7)	$2.0

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Total fee revenues were $66.7 million for the three months ended March 31, 2015, an increase of $16.2 million from March 31, 2014. The increase in fund management fees primarily reflects $10.3 million of catch-up management fees earned in 2015 from subsequent closings on our seventh real estate buyout fund ("CRP VII") and our first international energy fund ("CIEP I"). Also, management fees in 2015 include $8.2 million of on-going management fees from CRP VII, which commenced its investment period in June 2014 and began charging management fees at such time. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds outside of their investment periods. The total weighted average management fee increased to 1.33% at March 31, 2015 from 1.24% at March 31, 2014 primarily due to commitments to CRP VII and CIEP I. The weighted average management fee rate for funds in the investment period increased to 1.60% at March 31, 2015 from 1.30% at March 31, 2014 due to fundraising in CRP VII and CIEP I, the latter of which charges a higher effective management fee rate compared to other funds in the investment period.

Interest and other income was $1.1 million for the three months ended March 31, 2015, an increase from $0.7 million for the same period in 2014.
Total compensation and benefits was $68.6 million and $45.1 million for the three months ended March 31, 2015 and 2014, respectively. Performance fee related compensation expense was $30.7 million and $8.6 million for the three months ended March 31, 2015 and 2014, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $30.8 million for the three months ended March 31, 2015, a decline from the $33.0 million of expense for the same period in 2014. The decline was due primarily to lower compensation associated with fundraising of $2.5 million in 2015 versus 2014, driven by fundraising activities in 2014 related to CRP VII and CIEP I.
Equity-based compensation was $7.1 million for the three months ended March 31, 2015, an increase of $3.6 million from $3.5 million for the three months ended March 31, 2014. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the three months ended March 31, 2015.
General, administrative and other indirect expenses declined $0.9 million to $14.6 million for the three months ended March 31, 2015 as compared to the same period of 2014. The a decline primarily relates to lower external costs associated with fundraising activities in 2015 as compared to 2014.
Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2015 and 2014.
Interest expense increased $0.5 million, or 23%, for the three months ended March 31, 2015 as compared to 2014. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income (Loss). ENI was $(33.4) million for the three months ended March 31, 2015, a decline of $16.9 million from $(16.5) million for the same period in 2014. The decline in ENI for the three months ended March 31, 2015 as compared to 2014 was primarily driven by an increase in investment loss of $17.7 million, a decrease in net performance fees of $14.8 million, and an increase in equity-based compensation of $3.6 million. These declines were partially offset by an increase in fee related earnings of $19.2 million.
Fee Related Earnings. Fee related earnings increased $19.2 million for the three months ended March 31, 2015 as compared to 2014 to $18.8 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $16.2 million, a decline in base compensation of $2.2 million, and a decline in general, administrative, and other indirect expenses of $0.9 million.

Performance Fees. Performance fees of $21.8 million and $14.5 million for the three months ended March 31, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $52.6 million and $10.6 million, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation / (Depreciation)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in millions)
Real Estate funds (1)	$67.2	$16.1	11%	2%
Natural Resources funds (1)	(9.0)	(0.1)	1%
Legacy Energy funds (1)	(36.4)	(1.5)	(3)%	1%
Total	$21.8	$14.5	2%	2%
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
Performance fees for the three months ended March 31, 2015 were primarily driven by performance fees related to our sixth and fifth U.S. real estate funds ("CRP VI" and "CRP V", respectively), Energy III, and NGP's tenth energy fund ("NGP X") of $27.2 million, $25.0 million, $(25.1) million, and $(14.5) million, respectively. Performance fees for the three months ended March 31, 2014 were primarily driven by performance fees related to CRP VI of $13.9 million.
Net performance fees for the three months ended March 31, 2015 were $(8.9) million, representing a decline of $14.8 million from $5.9 million in net performance fees for the three months ended March 31, 2014.
Investment Income (Loss). Investment loss was $36.2 million for the three months ended March 31, 2015 compared to an investment loss of $18.5 million for the same period in 2014. The 2015 investment loss was due primarily to $34 million in Carlyle investment losses associated with an adverse court judgment in a French tax court proceeding related to a transaction that CEREP I exited between 2007 and 2009. See Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The 2014 investment loss was due primarily to investment losses on certain other European real estate investments of $12.6 million and the Partnership's allocation of Urbplan's net losses for the period of $9.6 million.
Realized investment losses in 2015 primarily represent the realization of Carlyle's cumulative investment losses associated with the CEREP I French tax court matter of $80 million and realized investment losses associated with Urbplan of $8 million.
Distributable Earnings (Loss). Distributable earnings declined $63.7 million to $(61.7) million for the three months ended March 31, 2015 from $2.0 million for the same period in 2014. The decline was primarily due to an increase in realized investment loss of $88.5 million. This increase in realized investment losses was partially offset by a $19.2 million increase in fee related earnings and a $5.6 million increase in realized net performance fees for the three months ended March 31, 2015 as compared to 2014.

Fee-earning AUM as of and for the Three Months Ended March 31, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2015	2014
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$6,397	$6,680
Fee-earning AUM based on invested capital (2)	20,511	19,942
Fee-earning AUM based on lower of cost or fair value and other (3)	679	794
Total Fee-earning AUM (4)	$27,587	$27,416
Weighted Average Management Fee Rates (5)
All Funds	1.33%	1.24%
Funds in Investment Period	1.60%	1.30%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of March 31, 2015, the Legacy Energy Funds had, in the aggregate, approximately $9.2 billion in AUM and $7.2 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, NGP ETP II, and NGPC, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as, "carry funds"), are managed by NGP Energy Capital Management. As of March 31, 2015, the NGP management fee funds and carry funds had, in the aggregate, approximately $15.2 billion in AUM and $7.8 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% and 55% interest in management fees earned by the Legacy Energy funds, NGP management fee funds, and carry funds, respectively. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three months ended March 31,
	2015	2014
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,351	$28,438
Inflows, including Fee-paying Commitments (1)	1,174	408
Outflows, including Distributions (2)	(1,734)	(1,454)
Market Appreciation/(Depreciation) (3)	(2)	3
Foreign Exchange and other (4)	(202)	21
Balance, End of Period	$27,587	$27,416

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $27.6 billion at March 31, 2015, a decrease of $0.8 billion, or approximately 3%, compared to $28.4 billion at December 31, 2014. This decrease was driven by outflows of $1.7 billion, primarily related to a reduction in one of our NGP management fee funds for which we are no longer calling fees and distribution activity in our funds outside the original investment period, in addition to foreign exchange decreases of $0.2 billion. The decrease was offset by inflows of $1.2 billion, primarily related to commitments in CRP VII, CIEP I and NGP XI. Commitments of $4.5 billion to NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization. Investment and distribution activity by funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
Fee-earning AUM was $27.6 billion at March 31, 2015, an increase of $0.2 billion, or less than 1%, compared to $27.4 billion at March 31, 2014. This increase was primarily related to the inflows of $6.9 billion, primarily due to new commitments in CRP VII, CIEP I, CPP II, and NGP XI and purchases in several of our funds outside the original investment period. Offsetting the increase were outflows of $6.1 billion for distribution across several funds outside the original investment period, a change in fee basis for CRP VI and NGP X due to the activation of their successor funds, and an elimination of basis for on of our NGP management fee funds.

Fee-earning AUM was $27.4 billion at March 31, 2014, a decrease of $1.0 billion, or more than 3%, compared to $28.4 billion at December 31, 2013. The decrease was driven by outflows of $1.5 billion primarily related to a change in fee basis from commitments to invested capital in one of our Legacy Energy funds, Riverstone/Carlyle Renewable Energy Infrastructure Fund II, L.P. (“Renew II”). Partially offsetting this decrease were inflows of $0.4 billion attributable to new limited partner commitments in CIEP I.

Total AUM as of and for the Three Months Ended March 31, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2015
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, Beginning of Period	$15,714	$26,581	$42,295
Commitments (1)	1,890	—	1,890
Capital Called, net (2)	(912)	883	(29)
Distributions (3)	39	(1,094)	(1,055)
Market Appreciation/(Depreciation) (4)	—	—	—
Foreign Exchange and other (5)	(49)	(195)	(244)
Balance, End of Period	$16,682	$26,175	$42,857

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $42.9 billion at March 31, 2015, an increase of $0.6 billion, or 1%, compared to $42.3 billion at December 31, 2014. This increase was driven by $1.9 billion of new commitments raised in NGP XI, CRP VII, CIEP I, and CPP II. The increase was partially offset by distributions of $1.1 billion and $0.2 billion of foreign exchange decreases. Our portfolio experienced a 2% increase in value over the period, due to a 11% increase in our real estate funds and a 1% increase in our natural resources funds, however, this appreciation in our carry funds was offset by market depreciation in our NGP management fee funds, yielding no net impact on Total AUM.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2015, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of March 31, 2015					as of March 31, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,523.5	2.9x	44%	30%	$522.5	$1,523.5	2.9x	44%
CRP IV	12/2004	$950.0	$1,198.7	$1,568.9	1.3x	5%	2%	$523.6	$592.8	1.1x	7%
CRP V	11/2006	$3,000.0	$3,290.4	$4,977.6	1.5x	12%	8%	$2,710.4	$4,214.1	1.6x	14%
CRP VI	9/2010	$2,340.0	$1,905.3	$3,084.9	1.6x	34%	23%	$618.8	$1,193.0	1.9x	38%
CEREP I	3/2002	€426.6	€517.0	€691.3	1.3x	12%	7%	€517.0	€691.3	1.3x	12%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100%)	(100%)	€594.1	€130.5	0.2x	(100%)
CEREP III	5/2007	€2,229.5	€1,983.2	€2,113.2	1.1x	2%	(2)%	€718.3	€1,189.9	1.7x	13%
CIP	9/2006	$1,143.7	$1,011.7	$1,243.2	1.2x	5%	2%	$272.3	$175.3	0.6x	(7%)
NGP X	1/2012	$3,586.0	$2,568.7	$3,031.3	1.2x	10%	7%	$325.9	$734.7	2.3x	55%
Energy II	7/2002	$1,100.0	$1,334.8	$3,262.9	2.4x	81%	55%	$827.4	$3,138.8	3.8x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$5,735.4	1.6x	11%	8%	$1,945.4	$4,718.3	2.4x	22%
Energy IV	12/2007	$5,979.1	$5,830.0	$8,271.9	1.4x	13%	8%	$2,522.4	$4,739.0	1.9x	28%
Renew II	3/2008	3,417.5	$3,018.8	$4,194.0	1.4x	12%	7%	$1,323.7	$2,105.3	1.6x	16%
All Other Funds(9)	Various		$2,849.8	$3,112.3	1.1x	4%	(1)%	$2,170.6	$2,306.9	1.1x	3%
Coinvestments and Other(10)	Various		$5,249.9	$8,181.7	1.6x	17%	13%	$2,575.0	$5,354.2	2.1x	27%
Total Fully Invested Funds			$35,917.6	$51,333.7	1.4x	13%	8%	$18,300.5	$32,954.1	1.8x	23%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$3,171.6	353.6	343.7	1.0x	n/m	n/m
CIEP I (12)	9/2013	$2,500.0	$345.5	$324.4	0.9x	n/m	n/m
NGP XI (12)	6/2014	$5,325.0	$95.3	$95.0	1.0x	n/m	n/m
All Other Funds(11)	Various		$104.3	$103.1	1.0x	n/m	n/m
Total Funds in the Investment Period			$898.8	$866.2	1.0x	(8)%	(44)%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$36,816.4	$52,200.0	1.4x	13%	8%	$18,300.5	$32,954.1	1.8x	23%

(1)
The data presented herein that provides "inception to date" performance results of our segments relates to the period following the formation of the first fund within each segment. For our Real Assets segment our first fund was formed in 1997.

(2)	Represents the original cost of all capital called for investments since inception of the fund.

(3)	Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.

(4)	Multiple of invested capital ("MOIC") represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital.

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

(7)
Gross Internal Rate of Return ("Gross IRR") represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value before management fees, expenses and carried interest.

(8)
Net Internal Rate of Return ("Net IRR") represents the annualized IRR for the period indicated on Limited Partner invested capital based on contributions, distributions and unrealized value after management fees, expenses and carried interest.

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes co-investments, prefund investments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CPP II and NGP GAP. Returns are not considered meaningful, as the investment period commenced in June 2014 for CPP II and December 2013 for NGP GAP.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, and June 2014 for NGP XI.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2015
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$3,329.0	0.9x	1.4x	98%	(X)	X	80%	Feb-08	29	Dec-13
NGP X	$2,667.5	1.2x	1.2x	72%	X		80%	Jan-12	13	May-17
Renew II	$2,210.4	1.2x	1.4x	88%	(X)		80%	Mar-08	29	May-14
CRP VI	$1,892.3	1.4x	1.6x	81%	X	X	50%	Mar-11	17	Mar-16
Energy III	$1,244.1	0.6x	1.6x	94%	(X)		80%	Nov-05	38	Oct-11
CRP V	$1,193.5	1.7x	1.5x	110%	X		50%	Nov-06	34	Nov-11
CEREP III	€1,013.7	0.8x	1.1x	89%			67%	Jun-07	32	May-11
CRP IV	$975.9	1.4x	1.3x	126%			50%	Jan-05	41	Dec-09
CIP	$926.6	1.6x	1.2x	88%			80%	Oct-06	34	Sep-12
CRP III	$368.7	60.1x	2.9x	93%	X	X	50%	Mar-01	57	May-05
CIEP I	$365.0	0.9x	0.9x	14%			80%	Oct-13	6	Sep-19
CRP VII	$336.0	1.0x	1.0x	11%			80%	Jun-14	4	Mar-19
Energy II	$142.7	0.3x	2.4x	121%	(X)		80%	Jan-03	49	Jul-08
All Other Funds(8)	$589.3	0.8x	0.9x		NM	NM
Coinvestment and Other(9)	$3,107.1	1.3x	1.6x		NM	NM
Total Real Assets(10)	$20,435.3	1.1x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, CPP II, NGP XI, NGP GAP, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Investment Solutions
As a result of our acquisition of DGAM on February 3, 2014, our segment results include the results of operations of DGAM since the acquisition date.
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$40.5	$44.5
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—
Total fund level fee revenues	40.5	44.5
Performance fees
Realized	3.4	5.9
Unrealized	47.0	79.3
Total performance fees	50.4	85.2
Investment income
Realized	0.1	—
Unrealized	0.6	0.1
Total investment income	0.7	0.1
Interest and other income	0.4	0.3
Total revenues	92.0	130.1
Segment Expenses
Compensation and benefits
Direct base compensation	21.5	21.0
Indirect base compensation	3.6	3.8
Equity-based compensation	2.7	0.7
Performance fee related
Realized	2.2	4.0
Unrealized	44.3	75.7
Total compensation and benefits	74.3	105.2
General, administrative, and other indirect expenses	7.9	9.2
Depreciation and amortization expense	0.8	0.9
Interest expense	1.5	1.2
Total expenses	84.5	116.5
Economic Net Income	$7.5	$13.6
(-) Net Performance Fees	3.9	5.5
(-) Investment Income	0.7	0.1
(+) Equity-based Compensation	2.7	0.7
(=) Fee Related Earnings	$5.6	$8.7
(+) Realized Net Performance Fees	1.2	1.9
(+) Realized Investment Income	0.1	—
(=) Distributable Earnings	$6.9	$10.6

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Total fee revenues were $40.5 million and $44.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was due primarily to the decline in the Euro exchange rate in 2015 as compared to 2014. The decrease attributable to exchange rate fluctuations was partially offset by $1.1 million of increased management fees from DGAM for the three months ended March 31, 2015 as compared to 2014.
Total compensation and benefits were $74.3 million and $105.2 million for the three months ended March 31, 2015 and 2014, respectively. Performance fee related compensation expense was $46.5 million and $79.7 million or 92% and 94% of performance fees for the three months ended March 31, 2015 and 2014, respectively.
Direct and indirect base compensation expense was $25.1 million and $24.8 million for the three months ended March 31, 2015 and 2014, respectively.
Equity-based compensation was $2.7 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the three months ended March 31, 2015.

General, administrative and other indirect expenses were $7.9 million and $9.2 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was due primarily to gains on our foreign currency hedging activities.
Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.
Interest expense was $1.5 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase was due primarily to the allocated interest on $200 million of 5.625% senior notes due 2043 issued in March 2014.
Economic Net Income. Economic net income was $7.5 million and $13.6 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in ENI for the three months ended March 31, 2015 as compared to 2014 was primarily driven by a decrease in fee related earnings of $3.1 million, an increase in equity-based compensation expense of $2.0 million, and a decrease in net performance fees of $1.6 million.
Fee Related Earnings. Fee related earnings were $5.6 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in fee related earnings was primarily due to a decrease in fee revenues of $4.0 million.
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
Performance fees were $50.4 million and $85.2 million for the three months ended March 31, 2015 and 2014, respectively. Performance fees for three months ended March 31, 2015 and 2014 are inclusive of approximately $0.8 million and $1.2 million of performance fee reversals. Performance fees for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Private Equity fund of funds	$50.2	$82.4
Hedge fund of funds	0.2	2.8
Performance fees	$50.4	$85.2
The $50.4 million in performance fees for the three months ended March 31, 2015 was driven primarily by performance fees for the Co-Investment Fund & Secondaries Fund (2012-2013) of $18.4 million, the Co-Investment Fund & Secondaries Fund (2009-2010) of $9.3 million, and the Co-Investment Fund & Secondaries Fund (2011-2013) of $5.7 million. Performance fees for the three months ended March 31, 2015 and 2014 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 14% and 7% for the three months ended March 31, 2015 and 2014, respectively.
Net performance fees for the three months ended March 31, 2015 were $3.9 million, representing a decrease of $1.6 million from $5.5 million in net performance fees for the three months ended March 31, 2014.

Distributable Earnings. Distributable earnings were $6.9 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in distributable earnings was due to the decrease in fee related earnings of $3.1 million and the decrease in realized net performance fees of $0.7 million.
Fee-earning AUM as of and for the Three Ended March 31, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2015	2014
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,894	$10,473
Fee-earning AUM based on invested capital (2)	1,142	1,085
Fee-earning AUM based on net asset value	2,061	2,925
Fee-earning AUM based on lower of cost or fair market value	17,375	22,985
Total Fee-earning AUM	$30,472	$37,468

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.
The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended March 31,
	2015	2014
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,082	$35,067
Acquisitions	—	2,894
Inflows, including Fee-paying Commitments (1)	2,170	700
Outflows, including Distributions (2)	(1,684)	(1,077)
Subscriptions, net of Redemptions (3)	(11)	(28)
Market Appreciation/(Depreciation) (4)	66	(34)
Foreign Exchange and other (5)	(3,151)	(54)
Balance, End of Period	$30,472	$37,468

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $30.5 billion at March 31, 2015, a decrease of $2.6 billion, or approximately 8%, compared to $33.1 billion at December 31, 2014. This was driven by a foreign exchange decrease of $3.2 billion on our Euro-denominated fund of funds vehicles and outflows of $1.7 billion, primarily in our AlpInvest fund of funds vehicles. This was offset by inflows of $2.2 billion in our AlpInvest fund of funds vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.

Fee-earning AUM was $30.5 billion at March 31, 2015, a decrease of $7.0 billion, or approximately 19%, compared to $37.5 billion at March 31, 2014. This decrease was driven by foreign exchange decrease of $7.0 billion in our Euro-denominated AlpInvest fund of funds vehicles, outflows of $6.9 billion, due to $4.6 billion in dispositions and $2.3 billion for reductions in fee basis from commitments to lower of cost or fair value, both primarily in our AlpInvest fund of funds vehicles, and net redemptions of $1.0 billion in our fund of hedge fund vehicles. This was partially offset by inflows of $7.4 billion and market appreciation of $0.5 billion.
Fee-earning AUM was $37.5 billion at March 31, 2014, an increase of $2.4 billion, or approximately 7%, compared to $35.1 billion at December 31, 2013. The increase was driven by the acquisition of DGAM for $2.9 billion and $0.7 billion of inflows in our AlpInvest fund of funds vehicles primarily for investments made by vehicles outside of the commitment fee period. This increase was partially offset by outflows of $1.1 billion, which also were primarily driven by our Alpinvest fund of funds vehicles outside of the commitment fee period, and net redemptions in DGAM’s fund of hedge funds vehicles.
Total AUM as of and for the Three Month Period Ended March 31, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2015
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$16,206	$34,563	$50,769
Acquisitions	—	—	—
Commitments (1)	1,944	—	1,944
Capital Called, net (2)	(1,362)	1,263	(99)
Distributions (3)	54	(2,885)	(2,831)
Subscriptions, net of Redemptions (4)	—	(5)	(5)
Market Appreciation/(Depreciation) (5)	—	4,016	4,016
Foreign Exchange and other (6)	(750)	(3,626)	(4,376)
Balance, End of Period	$16,092	$33,326	$49,418

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2014) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2015.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $49.4 billion at March 31, 2015, a decrease of $1.4 billion, or approximately 3%, compared to $50.8 billion at December 31, 2014. This decrease was primarily driven by foreign exchange of $4.4 billion in our Euro-denominated fund of funds vehicles and $2.8 billion of distributions, primarily in our AlpInvest fund of funds vehicles. This decrease was offset by market appreciation of $4.0 billion and net capital calls of $1.9 billion.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2015, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			as of March 31, 2015
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,469.6	€7,305.0	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€5,076.2	€7,817.0	1.5x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,920.6	€18,821.5	1.5x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€3,597.9	€4,590.1	1.3x	14%	13%
Main Fund I - Secondary Investments	2002	€519.4	€521.0	€984.1	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,061.6	€1,936.2	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,474.2	€3,502.7	1.4x	10%	9%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,958.9	€2,991.6	1.5x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€970.3	€2,627.3	2.7x	43%	41%
Main Fund III - Co-Investments	2006	€2,760.0	€3,007.7	€4,067.8	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,419.2	€2,886.9	2.0x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,041.7	€1,719.5	1.7x	47%	42%
Main Fund II - Mezzanine Investments	2004	€700.0	€805.9	€1,105.9	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,887.0	€2,506.3	1.3x	11%	9%
All Other Funds (9)	Various		€1,925.1	€2,679.2	1.4x	16%	13%
Total Fully Committed Funds			€43,137.0	€65,541.0	1.5x	12%	12%
Funds in the Commitment Period (5)
Main Fund V - Fund Investments	2012	€5,080.0	€1,301.9	€1,270.7	1.0x	(3)%	(6)%
Main Fund V - Secondary Investments	2011	€4,078.3	€2,287.5	€3,050.8	1.3x	28%	25%
Main Fund VI - Co-Investments	2014	€990.0	€117.7	€117.3	1.0x	(1)%	(11)%
All Other Funds (9)	Various		€75.5	€77.4	1.0x	5%	(5)%
Total Funds in the Commitment Period			€3,782.7	€4,516.2	1.2x	20%	16%
TOTAL INVESTMENT SOLUTIONS			€46,919.7	€70,057.2	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(10)			$50,337.6	$75,160.6	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of March 31, 2015, these excluded investments represent $0.6 billion of AUM at AlpInvest and $1.8 billion of AUM at Metropolitan.

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

(9)
Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, Main Fund VI - Fund Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$1,475.0	$989.8
Net cash provided by investing activities	0.9	77.7
Net cash used in financing activities	(1,607.0)	(997.8)
Effect of foreign exchange rate changes	(86.1)	(2.0)
Net change in cash and cash equivalents	$(217.2)	$67.7
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
During the three months ended March 31, 2015, investment proceeds were $271.4 million while investment purchases were $20.1 million. During the three months ended March 31, 2014, investment proceeds were $390.8 million as compared to purchases of $12.0 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the three months ended March 31, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $1,992.4 million, while purchases of investments by the Consolidated Funds were $2,139.0 million. For the three months ended March 31, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $2,801.2 million, while purchases of investments by the Consolidated Funds were $2,418.6 million.

Net Cash Provided By Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the three months ended March 31, 2015, cash provided by investing activities primarily reflects a change in restricted cash balances and purchases of fixed assets. Additionally, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million during the three months ended March 31, 2014.
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
Distributions to our common unitholders were $110.9 million and $70.4 million for the three months ended March 31, 2015 and 2014, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $403.6 million and $366.5 million for the three months ended March 31, 2015 and 2014, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2015 and 2014 were $402.2 million and $(323.2) million, respectively. For the three months ended March 31, 2015 and 2014, contributions from non-controlling interest holders were $752.2 million and $753.3 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2015 and 2014, distributions to non-controlling interest holders were $1,268.4 million and $1,256.9 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
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
With respect to distribution year 2015, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $23.6 million, or $0.33 per common unit in respect of the first quarter of 2015, to common unitholders of record on May 15, 2015, which is payable on May 22, 2015.

With respect to distribution year 2014, we paid a distribution of approximately $10.7 million to common unitholders in May 2014 in respect of the first quarter of 2014.

Distributions to common unitholders paid during the three months ended March 31, 2015 totaled $110.9 million, representing the amount paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014. Distributions to common unitholders paid during the three months ended March 31, 2014 totaled $70.4 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013.
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

Distributions for the 2014 and prior years, including the fourth quarter distribution, were determined in accordance with Carlyle’s distribution policy in effect for those years. For those periods, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.'s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle's Distributable Earnings in excess of the amount determined by Carlyle's general partner that was necessary or appropriate to provide for the conduct of Carlyle's business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distributions for those years were less than our Distributable Earnings for that year due to these funding requirements.
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
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of March 31, 2015. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued $200 million of 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used a portion of the net proceeds from the equity issuance to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the equity issuance and the proceeds from the debt issuance is being used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform.

Since our inception through March 31, 2015, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2015, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,519.4	$2,013.1	$3,532.5
Global Market Strategies	1,102.9	364.4	1,467.3
Real Assets	820.5	732.9	1,553.4
Investment Solutions	118.7	36.9	155.6
Total	$3,561.5	$3,147.3	$6,708.8
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
Investments as of March 31, 2015 consist of the following (dollars in millions):

Investments	$944.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(251.1)
Less: Strategic equity method investment in NGP Management	(493.6)
Less: Investment in the general partner of NGP X associated with carried interest rights	(3.9)
Investments excluding non-controlling interests and NGP	195.6
Plus: investments in Consolidated Funds, eliminated in consolidation	175.1
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$370.7
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

Our accrued performance fees by segment as of March 31, 2015, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,857.3	$(52.4)	$2,804.9
Global Market Strategies	147.1	—	147.1
Real Assets	321.7	(124.2)	197.5
Investment Solutions	441.1	—	441.1
Total	$3,767.2	$(176.6)	$3,590.6
Plus: Investment in the general partner of NGP X associated with carried interest rights			3.9
Less: Accrued performance fee-related compensation			(1,809.9)
Plus: Receivable for giveback obligations from current and former employees			28.4
Less: Deferred taxes on accrued performance fees			(80.7)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			71.7
Net accrued performance fees excluding compensation and non-controlling interests			1,804.0
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			5.0
Less: Net accrued performance fees realized in the first quarter of 2015 and to be collected in subsequent periods			(18.8)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,790.2
As of March 31, 2015, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,462.3
Growth Capital	70.9
Total Corporate Private Equity	1,533.2
Real Assets:
Real Estate	155.4
Natural Resources	17.8
Legacy Energy	(27.4)
Total Real Assets	145.8
Global Market Strategies	79.8
Investment Solutions and other non-carry funds	31.4
Net accrued performance fees attributable to Carlyle Holdings	$1,790.2
Cash and cash equivalents were approximately $1.0 billion at March 31, 2015. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $840 million as of March 31, 2015. This remaining amount will be used towards our primary liquidity needs, as previously outlined. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes, including, but not limited to, giveback obligations.
Our Balance Sheet and Indebtedness
Total assets were $35.0 billion at March 31, 2015, a decrease of $1.0 billion from December 31, 2014. The decrease in total assets was primarily attributable to decreases in due from affiliates and other receivables of Consolidated Funds, net, cash and cash equivalents, and cash and cash equivalents held at Consolidated Funds. Assets of the Consolidated Funds were approximately $28.1 billion at March 31, 2015, representing a decrease of $0.7 billion from December 31, 2014. Cash and cash equivalents were approximately $1.0 billion, a decrease of $0.2 billion from December 31, 2014.
Total liabilities were $22.9 billion at March 31, 2015, a decrease of $0.2 billion from December 31, 2014. The decrease in liabilities was primarily attributable to decreases in the liabilities of the Consolidated Funds, which decreased $0.3 billion from December 31, 2014 to March 31, 2015.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2015, our total assets were $7.1 billion, including cash and cash equivalents of $1.0 billion and accrued performance fees of $3.8 billion.
Loans Payable. Loans payable on our balance sheet at March 31, 2015 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at March 31, 2015 includes $13.4 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.
Senior Credit Facility. As of March 31, 2015, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of March 31, 2015, the term loan and revolving credit facility were scheduled to mature on August 9, 2018; however, they were amended as described below on May 5, 2015. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.43% at March 31, 2015).
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
On May 5, 2015, the Partnership entered into Amendment No. 2 to the senior credit facility, which: (i) extends the maturity date of the term loan and revolving credit facility from August 9, 2018 to May 5, 2020, (ii) revises the management fee earning assets covenant to remove the step up requirement to add 70% of future acquired AUM and to set the minimum management fee earning assets amount at $65.3 billion, (iii) changes the definition of Indebtedness to provide for a deduction of unrestricted cash, and (iv) reduces the corporate ratings-based pricing grid.
Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($13.4 million at March 31, 2015) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.77% at March 31, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
As of March 31, 2015, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,528.1	1.70%	%	9.17
Subordinated notes and preferred shares	1,238.2	N/A	(1)	8.21
Combination notes	20.0	N/A	(2)	8.19
Total	$16,786.3

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(2)	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.
The fair value of senior secured notes, subordinated notes and preferred shares, and combination notes of our CLOs as of March 31, 2015 was $15,264.8 million, $1,268.6 million, and $21.2 million, respectively.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of March 31, 2015, the principal amount outstanding on the loans was approximately $214.8 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at March 31, 2015 was $139.6 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (16.6% to 20.0% as of March 31, 2015); (ii) IGP-M plus a margin of 12.0% (15.1% as of March 31, 2015); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (18.1% to 21.6% as of March 31, 2015).
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2015, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2015 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2015 to December 31, 2015	2016-2017	2018-2019	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$38.4	$1,100.0	$1,138.4
Interest payable(b)	42.1	109.0	107.0	844.4	1,102.5
Contingent cash consideration(c)	36.8	103.8	64.8	291.2	496.6
Operating lease obligations(d)	39.3	99.2	82.1	229.6	450.2
Capital commitments to Carlyle funds(e)	3,147.3	—	—	—	3,147.3
Tax receivable agreement payments(f)	—	6.7	7.5	73.9	88.1
Loans payable of Consolidated Funds(g)	427.6	529.5	881.4	17,541.3	19,379.8
Loans payable of a consolidated real estate VIE(h)	50.9	99.3	91.7	249.8	491.7
Unfunded commitments of the CLOs and Consolidated Funds(i)	806.1	—	—	—	806.1
Redemptions payable of Consolidated Funds(j)	197.9	—	—	—	197.9
Consolidated contractual obligations	4,748.0	947.5	1,272.9	20,330.2	27,298.6
Loans payable of Consolidated Funds(g)	(427.6)	(529.5)	(881.4)	(17,541.3)	(19,379.8)
Loans payable of a consolidated real estate VIE(h)	(50.9)	(99.3)	(91.7)	(249.8)	(491.7)
Capital commitments to Carlyle funds(e)	(2,821.4)	—	—	—	(2,821.4)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(806.1)	—	—	—	(806.1)
Redemptions payable of Consolidated Funds(j)	(197.9)	—	—	—	(197.9)
Carlyle Operating Entities contractual obligations	$444.1	$318.7	$299.8	$2,539.1	$3,601.7

(a)
The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility. On May 5, 2015, we entered into Amendment No. 2 to the senior credit facility to extend the maturity date of the term loan and revolving credit facility from August 9, 2018 until May 5, 2020. The term loan entered into during 2013 related to an investment in a CLO matures on the earlier of 2018 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLO does not dissolve prior to 2018.

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.33% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.77% on $13.4 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $30.3 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2015, at spreads to market rates pursuant to the debt agreements, and range from 0.28% to 12.65%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of March 31, 2015, at spreads to market rates pursuant to the loan agreements, and range from 15.1% to 21.6%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of December 31, 2014.

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

Excluded from the table above are liabilities for uncertain tax positions of $18.8 million at March 31, 2015 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $86 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From 2013 through March 31, 2015, $227.4 million has been funded to Urbplan by us and our senior Carlyle professionals (net of gains from related foreign currency forward contracts). We have funded $54.3 million of the $227.4 million and the remaining $173.1 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended March 31, 2015, $14.1 million was funded to Urbplan, of which we funded $3.5 million and the senior Carlyle professionals funded $10.6 million indirectly through us.
From April 2013 through March 31, 2015, the cumulative investment losses related to Urbplan totaled $43.3 million, of which $38.9 million were realized losses and $4.4 million are unrealized losses.
At this time, Urbplan is estimated to require approximately $90 million of additional capital over the next twelve months to complete its expected business turnaround. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% indirectly through us of any additional investments made by us and our senior Carlyle professionals.

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
For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, which will be payable in 2016 approximately one-third in cash and approximately two-thirds by a six year promissory note (accruing interest at the three month LIBOR plus 2.5%) issued by the Partnership, if the performance conditions are met, is earned based on NGP’s achievement of certain business performance goals, including the successful fundraising by NGP of new fund commitments. See Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

	As of March 31, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$231.8	$183.0	$414.8	$253.6
Employment-based contingent cash consideration	255.0	45.0	300.0	141.8
Total	$486.8	$228.0	$714.8	$395.4

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
Guarantees
In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At March 31, 2015, approximately $7.8 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2015.

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
Contingent Obligations (Giveback)
An accrual for potential repayment of previously received performance fees of $176.6 million at March 31, 2015 ($184.5 million before $7.9 million is eliminated in the consolidation of Consolidated Funds) is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2015. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $28.4 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of March 31, 2015 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of March 31, 2015, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.4 billion, on an after-tax basis where applicable.
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

On February 14, 2008, a private class-action lawsuit challenging “club” bids and other alleged anti-competitive business practices was filed in the U.S. District Court for the District of Massachusetts (Police and Fire Retirement System of the City of Detroit v. Apollo Global Management, LLC, later renamed Kirk Dahl v. Bain Capital Partners LLC). The complaint alleges, among other things, that certain global alternative asset firms, including the Partnership, violated Section 1 of the Sherman Act by forming multi-sponsor consortiums for the purpose of bidding collectively in company buyout transactions in certain going private transactions and agreeing not to submit topping bids once a consortium has announced a signed deal, which the plaintiffs allege constitutes a “conspiracy in restraint of trade.” To avoid the risk and cost associated with continuing the litigation through trial, we entered into an agreement with plaintiffs on August 29, 2014 to settle all claims against us without any admission of liability. All of our codefendants also reached settlement agreements with plaintiffs. The Court approved all the defendants' settlements, including Carlyle's, on March 17, 2015. Carlyle Partners IV, L.P. (“CP IV”) and its affiliates incurred the costs of the settlement not covered by insurance. As a result, Carlyle's performance fees from CP IV were reduced by $19.3 million in 2014.
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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. Six different lawsuits developed from the CCC insolvency. Four of such lawsuits were dismissed or withdrawn. Two of such lawsuits remain and they are described below.
First, in November 2009, a CCC investor, National Industries Group (Holding) (“National Industries”) instituted legal proceedings in Kuwait’s Court of First Instance (National Industries Group v. Carlyle Group ) seeking to recover losses incurred in connection with an investment in CCC. In July 2011, the Delaware Court of Chancery issued a decision restraining National Industries from proceeding in Kuwait on any CCC-related claims based on the forum selection clause in National Industries’ subscription agreement, which provided for exclusive jurisdiction in the Delaware courts. Notwithstanding the ruling by the Delaware court, National Industries continued to pursue claims in Kuwait against CCC and us and National Industries also appealed the Delaware ruling. However, the court in Kuwait dismissed National Industries claims without prejudice for failure to serve process. Also, on May 29, 2013, the Delaware Supreme Court affirmed the Chancery Court’s decision and upheld the 2011 injunction barring National Industries from filing or prosecuting any CCC-related action in any forum other than the courts of Delaware. The statute of limitations for claims in Delaware has expired.
Second, the Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against Carlyle, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey (Carlyle Capital Corporation Limited v. Conway et al.) seeking $1.0 billion in damages. They allege that Carlyle and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and Carlyle put the interests of Carlyle ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing Carlyle’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for the first available date after March 28, 2016.
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
Other Contingencies
From 2007 to 2009, a Luxembourg subsidiary of CEREP I, a real estate fund, received proceeds from the sale of real estate located in Paris, France. Based on a provision in the Luxembourg-France tax treaty, it did not report or pay tax in France on gain from the sale. The French tax authorities asserted that CEREP I was ineligible to claim exemptions from French tax under the tax treaty, and issued a tax assessment seeking to collect taxes, interest and penalties.
An income tax hearing on these matters was held on March 11, 2015 in front of the French tax court. On April 15, 2015, the French tax court issued an opinion in this matter that is adverse to CEREP I, holding the Luxembourg property company liable for €105 million (including interest accrued since the beginning of the tax dispute). The Partnership disagrees with the outcome and is appealing. CEREP I has approximately €31.0 million in net assets as of March 31, 2015. The remaining €74.0 million of the tax obligations will be paid by us. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

We were required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, we have consolidated CEREP I into our consolidated financial statements. Beginning with the quarter ended December 31, 2013, CEREP I had accrued a €75 million liability with respect to the French tax matter. As of March 31, 2015, CEREP I has increased the liability to €105 million ($112 million) to reflect the French tax court judgment, and the total liability is included in other liabilities of Consolidated Funds in our condensed consolidated financial statements. For the three months ended March 31, 2015, CEREP I has recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds, and this amount reduced net income attributable to Carlyle Holdings in our condensed consolidated financial statements. In 2013 and 2014, we had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2014 through March 31, 2015 is as follows:

	Units as of December 31, 2014	Units Issued	Units Forfeited	Units Exchanged	Units as of March 31, 2015
Carlyle Holdings partnership units held by the Partnership	67,029,042	1,029,577	—	131,214	68,189,833
Carlyle Holdings partnership units not held by the Partnership	251,195,295	—	(91,174)	(131,214)	250,972,907
Total Carlyle Holdings partnership units	318,224,337	1,029,577	(91,174)	—	319,162,740
The Carlyle Holdings partnership units issued to the Partnership during the period from December 31, 2014 through March 31, 2015 relate to: (i) the vesting of the Partnership’s deferred restricted common units during the three months ended March 31, 2015, (ii) the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of DGAM, and (iii) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership’s common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 716,404 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2014 through March 31, 2015 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis.

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
There was no material change in our market risks during the three months ended March 31, 2015. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 11, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is accessible on the SEC’s website at sec.gov.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.         Defaults Upon Senior Securities
Not applicable.

Item 4.         Mine Safety Disclosures
Not applicable.

Item 5.         Other Information

Amendment to Senior Credit Facility

On May 5, 2015, we entered into Amendment No. 2 to the senior credit facility, which: (i) extends the maturity date of the term loan and revolving credit facility from August 9, 2018 to May 5, 2020, (ii) revises the management fee earning assets covenant to remove the step up requirement to add 70% of future acquired AUM and to set the minimum management fee earning assets amount at $65.3 billion, (iii) changes the definition of Indebtedness to provide for a deduction of unrestricted cash, and (iv) reduces the corporate ratings-based pricing grid. The description of Amendment No. 2 is qualified in its entirety by reference to the terms of such amendment, which is attached hereto as Exhibit No. 10.24.2.

Information Regarding Our Board of Directors

Jay Fishman, one of our independent directors, currently serves as Chairman and Chief Executive Officer of The Travelers Companies, Inc. In late 2014, Mr. Fishman announced that he had been diagnosed with a neuromuscular condition and more recently announced his intention to cut back on his non-Travelers’ commitments. Although Mr. Fishman has not made a decision to resign from our Board of Directors, it is possible that he may do so.

Item 6.         Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 7, 2015	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

10.24.2 *
Amendment No. 2, dated as of May 5, 2015, to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents.

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