Form 10-Q
period 2015-06-30
Carlyle Group L.P.
filed 2015-08-05
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of July 30, 2015 was 78,458,491.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to (i) those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and opportunistic credit, distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, business development companies, mutual fund, and fund of funds vehicles), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund and (ii) those investment funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we are entitled to receive a carried interest. The “NGP management fee funds” refer to those funds advised by NGP from which we only receive an allocation of income based on the funds’ management fees. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”). For an explanation of the fund acronyms used throughout this Quarterly Report, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Family of Funds.”

“Fee-earning assets under management” or “Fee-earning AUM” refer to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM generally equals the sum of:

(a)
for substantially all carry funds and certain co-investment vehicles where the original investment period has not expired, and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, and for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and certain carry funds advised by NGP, the amount of investor capital commitments before the first investment realization;

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
With respect to certain of the hedge funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly, as the case may be, if the net asset value of an investor’s account has increased. A hedge fund's or vehicle’s “high-water mark” refers to the highest period end net asset value of an investor’s account on which incentive fees were previously paid.

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$1,216.1	$1,242.0
Cash and cash equivalents held at Consolidated Funds	1,078.6	1,551.1
Restricted cash	716.4	59.7
Restricted cash and securities of Consolidated Funds	18.4	14.9
Accrued performance fees	3,525.5	3,795.6
Investments	926.4	931.6
Investments of Consolidated Funds	25,277.2	26,028.8
Due from affiliates and other receivables, net	207.6	199.4
Due from affiliates and other receivables of Consolidated Funds, net	454.9	1,213.2
Receivables and inventory of a consolidated real estate VIE	159.9	163.9
Fixed assets, net	106.6	75.4
Deposits and other	57.3	59.2
Other assets of a consolidated real estate VIE	77.4	86.4
Intangible assets, net	380.6	442.1
Deferred tax assets	199.0	131.0
Total assets	$34,401.9	$35,994.3
Liabilities and partners’ capital
Loans payable	$39.0	$40.2
3.875% senior notes due 2023	499.9	499.9
5.625% senior notes due 2043	606.7	606.8
Loans payable of Consolidated Funds	16,727.5	16,052.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $173.0 million and $243.6 million as of June 30, 2015 and December 31, 2014, respectively)	112.4	146.2
Accounts payable, accrued expenses and other liabilities	428.3	396.2
Accrued compensation and benefits	2,221.3	2,312.5
Due to affiliates	920.8	184.2
Deferred revenue	33.5	93.7
Deferred tax liabilities	116.8	112.2
Other liabilities of Consolidated Funds	1,034.0	2,504.9
Other liabilities of a consolidated real estate VIE	95.8	84.9
Accrued giveback obligations	221.8	104.4
Total liabilities	23,057.8	23,138.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	3,605.2	3,761.5
Partners’ capital (common units 78,458,491 and 67,761,012 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	629.3	566.0
Accumulated other comprehensive loss	(67.8)	(39.0)
Partners’ capital appropriated for Consolidated Funds	122.7	184.5
Non-controlling interests in consolidated entities	5,387.8	6,446.4
Non-controlling interests in Carlyle Holdings	1,666.9	1,936.6
Total partners’ capital	7,738.9	9,094.5
Total liabilities and partners’ capital	$34,401.9	$35,994.3
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Fund management fees	$282.3	$317.3	$551.8	$577.6
Performance fees
Realized	595.0	415.6	921.8	667.0
Unrealized	(300.1)	126.8	(53.9)	495.9
Total performance fees	294.9	542.4	867.9	1,162.9
Investment income (loss)
Realized	2.8	29.9	11.7	29.9
Unrealized	6.4	(6.2)	4.3	(0.1)
Total investment income	9.2	23.7	16.0	29.8
Interest and other income	4.9	3.7	10.9	7.5
Interest and other income of Consolidated Funds	257.0	243.7	483.3	494.4
Revenue of a consolidated real estate VIE	7.8	8.0	63.0	14.0
Total revenues	856.1	1,138.8	1,992.9	2,286.2
Expenses
Compensation and benefits
Base compensation	128.6	220.5	308.7	425.1
Equity-based compensation	114.3	109.0	204.2	183.2
Performance fee related
Realized	263.5	181.2	406.5	289.9
Unrealized	(91.8)	109.0	81.9	330.6
Total compensation and benefits	414.6	619.7	1,001.3	1,228.8
General, administrative and other expenses	132.8	118.7	249.6	253.0
Interest	14.5	14.5	29.1	26.7
Interest and other expenses of Consolidated Funds	257.0	252.3	494.8	516.3
Interest and other expenses of a consolidated real estate VIE	27.6	42.0	97.6	91.2
Other non-operating expense (income)	(2.9)	(4.6)	(1.8)	25.6
Total expenses	843.6	1,042.6	1,870.6	2,141.6
Other income
Net investment gains of Consolidated Funds	461.6	445.0	967.1	869.0
Income before provision for income taxes	474.1	541.2	1,089.4	1,013.6
Provision for income taxes	6.0	53.8	16.5	69.8
Net income	468.1	487.4	1,072.9	943.8
Net income attributable to non-controlling interests in consolidated entities	370.8	369.7	809.9	694.2
Net income attributable to Carlyle Holdings	97.3	117.7	263.0	249.6
Net income attributable to non-controlling interests in Carlyle Holdings	66.7	98.2	192.9	205.5
Net income attributable to The Carlyle Group L.P.	$30.6	$19.5	$70.1	$44.1
Net income attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$0.42	$0.30	$0.99	$0.74
Diluted	$0.34	$0.27	$0.85	$0.66
Weighted-average common units
Basic	71,781,981	65,138,793	69,744,646	58,855,013
Diluted	306,629,008	70,677,702	303,073,361	65,170,359
Distributions declared per common unit	$0.33	$0.16	$1.94	$1.56
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$468.1	$487.4	$1,072.9	$943.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(426.5)	0.6	(891.6)	88.4
Cash flow hedges
Reclassification adjustment for loss included in interest expense	0.5	0.5	1.0	1.1
Defined benefit plans
Unrealized gain (loss) for the period	(1.6)	1.5	1.0	2.3
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.1	0.1	0.2	0.2
Other comprehensive income (loss)	(427.5)	2.7	(889.4)	92.0
Comprehensive income	40.6	490.1	183.5	1,035.8
Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	4.2	96.1	61.8	178.6
Comprehensive income attributable to non-controlling interests in consolidated entities	(97.6)	(454.4)	(159.0)	(885.7)
Comprehensive loss (income) attributable to redeemable non-controlling interests in consolidated entities	162.3	0.6	85.8	(66.4)
Comprehensive income attributable to Carlyle Holdings	109.5	132.4	172.1	262.3
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(87.9)	(109.3)	(118.4)	(215.1)
Comprehensive income attributable to The Carlyle Group L.P.	$21.6	$23.1	$53.7	$47.2
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,072.9	$943.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	68.0	88.6
Equity-based compensation	204.2	183.2
Excess tax benefits related to equity-based compensation	(1.5)	(1.4)
Non-cash performance fees	45.1	(515.3)
Other non-cash amounts	41.8	57.4
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(1,074.9)	(956.8)
Realized/unrealized loss from loans payable of Consolidated Funds	103.1	114.9
Purchases of investments by Consolidated Funds	(4,236.0)	(5,174.2)
Proceeds from sale and settlements of investments by Consolidated Funds	4,925.9	5,477.2
Non-cash interest income, net	(18.9)	(16.6)
Change in cash and cash equivalents held at Consolidated Funds	1,134.6	989.1
Change in other receivables held at Consolidated Funds	670.5	154.0
Change in other liabilities held at Consolidated Funds	(494.1)	315.7
Investment income	(11.7)	(17.4)
Purchases of investments and trading securities	(35.1)	(88.5)
Proceeds from the sale of investments and trading securities	330.5	449.9
Payments of contingent consideration	(3.4)	(43.9)
Changes in deferred taxes, net	(1.1)	34.6
Change in due from affiliates and other receivables	(12.3)	(20.0)
Change in receivables and inventory of a consolidated real estate VIE	(41.6)	(5.3)
Change in deposits and other	(8.4)	(15.8)
Change in other assets of a consolidated real estate VIE	(22.5)	(9.0)
Change in accounts payable, accrued expenses and other liabilities	15.4	(13.4)
Change in accrued compensation and benefits	(32.7)	199.0
Change in due to affiliates	687.7	(86.4)
Change in other liabilities of a consolidated real estate VIE	49.0	(5.9)
Change in deferred revenue	(57.5)	40.3
Net cash provided by operating activities	3,297.0	2,077.8
Cash flows from investing activities
Change in restricted cash	(655.9)	67.5
Purchases of fixed assets, net	(43.9)	(8.4)
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by (used in) investing activities	(699.8)	56.0
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8
Net payments on loans payable of a consolidated real estate VIE	(32.7)	(5.2)
Net borrowings (payments) on loans payable of Consolidated Funds	314.2	(1,007.8)
Payments of contingent consideration	(1.1)	(29.8)
Excess tax benefits related to equity-based compensation	1.5	1.4
Distributions to common unitholders	(134.6)	(81.1)
Distributions to non-controlling interest holders in Carlyle Holdings	(485.5)	(406.7)
Net proceeds from issuance of common units, net of offering costs	209.9	449.5
Acquisition of non-controlling interests in Carlyle Holdings	(209.9)	(303.4)
Contributions from non-controlling interest holders	1,353.8	1,295.7
Distributions to non-controlling interest holders	(2,641.9)	(1,906.9)
Change in due to/from affiliates financing activities	(5.7)	1.8
Change in due to/from affiliates and other receivables of Consolidated Funds	(951.1)	(52.6)
Net cash used in financing activities	(2,583.1)	(1,834.3)
Effect of foreign exchange rate changes	(40.0)	12.7
(Decrease) increase in cash and cash equivalents	(25.9)	312.2
Cash and cash equivalents, beginning of period	1,242.0	966.6
Cash and cash equivalents, end of period	$1,216.1	$1,278.8
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$19.6	$39.5
Non-cash contributions from non-controlling interest holders	$—	$2.7
Initial consolidation of Consolidated Funds	$36.0	$—
Deconsolidation of Consolidated Funds	$(36.0)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$57.9	$73.5
Deferred tax liability	$2.6	$—
Tax receivable agreement liability	$49.8	$63.1
Total partners’ capital	$5.5	$10.4
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

June 2015 Public Offering of Partnership Common Units
On June 5, 2015, the Partnership completed a public offering of 7,000,000 common units priced at $30.07 per common unit. The Partnership received net proceeds of approximately $209.9 million after deduction of offering expenses. The Partnership’s wholly owned subsidiaries used the net proceeds to acquire 7,000,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings, including certain of the Partnership’s directors and executive officers.
As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership’s consolidated financial statements. The Partnership accounted for this public offering as an acquisition of ownership interests in a subsidiary while retaining a controlling interest in the subsidiary. Accordingly, the carrying value of the non-controlling interest was adjusted to reflect the change in the ownership interests in Carlyle Holdings. The excess of the fair value consideration paid by the Partnership over the carrying amount of the non-controlling interest acquired was recognized directly as a reduction to partners’ capital.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The adjustment to partners’ capital for the excess of fair value of the consideration transferred over the carrying value of the non-controlling interest acquired was derived as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred:
Cash	$209.9
Carrying value of non-controlling interest acquired	(45.4)
Excess of fair value of consideration transferred over carrying value of non-controlling interest acquired	$164.5
The following summarizes the adjustments within partners’ capital related to the June 2015 public offering (Dollars in millions):

	Partners’ Capital/Accumulated Other Comprehensive Loss	Non-controlling interests in Carlyle Holdings	Total Partners’ Capital
Proceeds from The Carlyle Group L.P. common units issued	$209.9	$—	$209.9
Acquisition of non-controlling interest in Carlyle Holdings	(164.5)	(45.4)	(209.9)
Total increase (decrease)	$45.4	$(45.4)	$—

The acquisition by the Partnership of the 7,000,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings also is subject to the terms of the tax receivable agreement. Accordingly, the Partnership recorded a deferred tax asset of $57.9 million, an increase to the liability owed under the tax receivable agreement of $49.8 million, and an increase in partners’ capital of $8.1 million based on estimated tax information available at the time. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable.

Additionally, the Partnership recorded a deferred tax liability related to outside tax basis difference as a result of the Partnership’s acquisition of additional interests in Carlyle Holdings. Accordingly, the Partnership recorded a deferred tax liability of $2.6 million with a corresponding decrease to partners’ capital.

Following the issuance of common units in the June 2015 public offering, the vesting of deferred restricted common units, and the cancellation of certain unvested common units (see Note 16), the total number of Partnership common units outstanding as of June 30, 2015 was 78,458,491.
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

2. Summary of Significant Accounting Policies
Principles of Consolidation
The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying condensed consolidated financial statements consolidate: (1) Carlyle-affiliated funds and co-investment entities for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and (2) variable interest entities (“VIEs”), including certain CLOs and a real estate development company, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.
For entities that are determined to be VIEs, the Partnership consolidates those entities where it is deemed to be the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised consolidation rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. In evaluating whether the Partnership is the primary beneficiary, the Partnership evaluates its economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis is generally performed qualitatively. This consolidation analysis, which requires judgment, is performed at each reporting date.
In February 2010, Accounting Standards Update (“ASU”) No. 2010-10, Amendments for Certain Investment Funds, was issued. This ASU defers the application of the revised consolidation rules for a reporting enterprise’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance.
As of June 30, 2015, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $23.3 billion and $17.7 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.
The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of June 30, 2015, the Partnership held $173.8 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Investments	$495.8	$511.8
Receivables	4.5	3.7
Maximum Exposure to Loss	$500.3	$515.5
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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $4.8 million and $33.2 million for the three months ended June 30, 2015 and 2014, respectively, and $12.4 million and $40.2 million for the six months ended June 30, 2015 and 2014, respectively, net of any offsets as defined in the respective partnership agreements.

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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2015 and December 31, 2014, the Partnership has recognized $221.8 million and $104.4 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $227.3 million and $214.8 million for the three months ended June 30, 2015 and 2014, respectively, and $435.7 million and $436.0 million for the six months ended June 30, 2015 and 2014, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
Compensation and Benefits
Base Compensation – Base compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors is expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards that are not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of June 30, 2015 and December 31, 2014, the Partnership had recorded a liability of $1.8 billion related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.
Income Taxes
Certain of the wholly-owned subsidiaries of the Partnership and the Carlyle Holdings partnerships are subject to federal, state, local and foreign corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the condensed consolidated financial statements. Based on applicable federal, foreign, state and local tax laws, the Partnership records a provision for income taxes for certain entities. Tax positions taken by the Partnership are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.

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
When valuing private securities or assets without readily determinable market prices, the Partnership gives consideration to operating results, financial condition, economic and/or market events, recent sales prices and other pertinent information. These valuation procedures may vary by investment, but include such techniques as comparable public market valuation, comparable acquisition valuation and discounted cash flow analysis. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. Furthermore, there is no assurance that, upon liquidation, the Partnership will realize the values presented herein.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $20.3 million and $29.9 million at June 30, 2015 and December 31, 2014, respectively.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash
Restricted cash at June 30, 2015 and December 31, 2014 includes $3.0 million and $8.7 million, respectively, of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in July 2015 and January 2015, respectively. Also included in restricted cash at June 30, 2015 and December 31, 2014 is €4.4 million ($4.9 million and $5.4 million as of June 30, 2015 and December 31, 2014, respectively) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). Also included in restricted cash at December 31, 2014 was $13.2 million which is no longer restricted at June 30, 2015.
Also included in restricted cash at June 30, 2015 is $690.4 million of proceeds received on behalf of a non-consolidated Carlyle Fund related to the pending sale of an investment by that fund; these proceeds will be disbursed upon closing of the transaction. The Partnership has recorded a corresponding liability in due to affiliates for this amount. The remaining balance in restricted cash at June 30, 2015 and December 31, 2014 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $1.9 million and $2.3 million is included in restricted cash and securities of Consolidated Funds at June 30, 2015 and December 31, 2014, respectively.
Certain CLOs hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of June 30, 2015 and December 31, 2014, securities of $16.5 million and $12.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.
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
Intangible Assets and Goodwill
The Partnership’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership’s intangible assets include acquired contractual rights for fee income related to open-ended funds.  Open-ended funds are subject to redemptions on a quarterly or more frequent basis and investors can generally decide to exit their fund investments at any time.  The resulting inherent volatility in fee income derived from these contractual rights increases the degree of judgment and estimates used by management in evaluating such intangible assets for impairment.  Actual results could differ from management’s estimates and assumptions and such differences could result in a material impairment.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2015 and December 31, 2014 were as follows:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.8)	$(0.9)
Currency translation adjustments	(73.8)	(35.8)
Unrealized losses on defined benefit plans	(2.3)	(2.3)
Total	$(76.9)	$(39.0)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $3.1 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively, and $18.5 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

On April 7, 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Partnership on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Partnership’s consolidated financial statements upon adoption.
On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 will be effective for the Partnership beginning on January 1, 2016, and early adoption is permitted. The Partnership is currently assessing the impact that this guidance will have on its consolidated financial statements; however, the guidance is expected to significantly reduce the number of funds consolidated by the Partnership. The expected deconsolidation would significantly reduce the Partnership’s total assets, total liabilities and total partners’ capital, as well as impact net income, but there would be no impact to net income attributable to the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. Under the Partnership’s current practice, the difference between the fair value of the financial assets and the fair value of the financial liabilities is classified within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 provides the option for a reporting entity to initially measure both the financial assets and financial liabilities using the fair value of the financial assets or financial liabilities, whichever is more observable. As a result, the reporting entity will no longer have a difference to report within appropriated partners’ capital. This guidance will be effective for the Partnership on January 1, 2016. The Partnership’s consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. The guidance is expected to change the measurement of the financial assets or financial liabilities of the Partnership’s consolidated CLOs, which will impact net income but not impact net income attributable to the Partnership. Upon adoption, substantially all the balance within partners’ capital appropriated for Consolidated Funds will be reclassified to investments of Consolidated Funds or loans payable of Consolidated Funds. At June 30, 2015 partners’ capital appropriated for Consolidated Funds was $122.7 million.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9 is effective for the Partnership beginning on January 1, 2017. However, in July 2015, the FASB voted to issue amended guidance delaying the adoption date to 2018, with early adoption as of the original effective date permitted. The Partnership is still assessing the potential impact of this guidance, however, this may have a material impact on the Partnership’s consolidated financial statements by significantly delaying the recognition of performance fee revenue.

3. Acquisitions
Acquisition of Diversified Global Asset Management Corporation
On February 3, 2014, the Partnership acquired 100% of the equity interests in Diversified Global Asset Management Corporation ("DGAM”), a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. As of February 3, 2014, DGAM also advised on $3.6 billion in assets, for which it earned a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM is the Partnership’s fund of hedge funds platform and is included in the Partnership’s Investment Solutions business segment.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2015:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$607.4	$—	$1,023.8	$1,631.2
Bonds	—	—	1,193.7	1,193.7
Loans	—	—	15,460.9	15,460.9
Partnership and LLC interests(1)	—	—	3,390.1	3,390.1
Hedge funds	—	3,597.3	—	3,597.3
Other	—	—	4.0	4.0
	607.4	3,597.3	21,072.5	25,277.2
Trading securities	—	—	2.0	2.0
Foreign currency forward contracts	—	15.1	—	15.1
Restricted securities of Consolidated Funds	7.8	—	8.7	16.5
Total	$615.2	$3,612.4	$21,083.2	$25,310.8
Liabilities
Loans payable of Consolidated Funds	$—	$—	$16,727.5	$16,727.5
Derivative instruments of the CLOs	—	—	29.1	29.1
Contingent consideration(2)	—	—	47.9	47.9
Loans payable of a consolidated real estate VIE	—	—	112.4	112.4
Interest rate swaps	—	1.9	—	1.9
Foreign currency forward contracts	—	6.1	—	6.1
Total	$—	$8.0	$16,916.9	$16,924.9

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

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

Transfers from Level II to Level I during the six months ended June 30, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II. There were no transfers from Level II to Level I during the six months ended June 30, 2014.

Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Partnership’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Partnership’s chief accounting officer. The valuation group is responsible for maintaining the Partnership’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820, Fair Value Measurement. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of the Partnership’s co-chief executive officers, president and chief operating officer, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officers for Corporate Private Equity, the business segment heads, and observed by the chief compliance officer, the director of internal audit and the Partnership’s audit committee. Additionally, each quarter a sample of valuations are reviewed by external valuation firms.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,393.3	$1,149.3	$15,439.4	$3,324.8	$3.3	$2.2	$12.6	$21,324.9
Transfers out (1)	—	—	—	—	—	—	(3.9)	(3.9)
Purchases	15.3	132.0	1,646.1	168.2	—	—	—	1,961.6
Sales	(422.7)	(139.3)	(795.7)	(222.0)	—	—	—	(1,579.7)
Settlements	—	—	(1,056.6)	—	—	—	—	(1,056.6)
Realized and unrealized gains (losses), net
Included in earnings	61.6	11.4	83.6	497.4	0.6	(0.2)	—	654.4
Included in other comprehensive income	(23.7)	40.3	144.1	(378.3)	0.1	—	—	(217.5)
Balance, end of period	$1,023.8	$1,193.7	$15,460.9	$3,390.1	$4.0	$2.0	$8.7	$21,083.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(208.8)	$10.8	$65.0	$385.5	$0.6	$(0.2)	$(0.2)	$252.7

	Financial Assets
	Six Months Ended June 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$3,481.0	$1.5	$3.3	$8.6	$21,783.6
Transfers out (1)	—	—	—	—	—	—	(3.9)	(3.9)
Purchases	28.0	225.4	3,274.3	238.5	—	—	3.9	3,770.1
Sales	(1,022.3)	(207.8)	(1,138.9)	(493.9)	—	—	—	(2,862.9)
Settlements	—	—	(1,497.5)	—	—	—	—	(1,497.5)
Realized and unrealized gains (losses), net
Included in earnings	249.9	23.3	116.4	688.5	2.6	(1.3)	0.1	1,079.5
Included in other comprehensive income	(200.3)	(83.0)	(378.3)	(524.0)	(0.1)	—	—	(1,185.7)
Balance, end of period	$1,023.8	$1,193.7	$15,460.9	$3,390.1	$4.0	$2.0	$8.7	$21,083.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(302.5)	$21.1	$97.6	$447.7	$2.8	$(1.3)	$(0.1)	$265.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended June 30, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,485.0	$1,223.9	$14,324.6	$3,723.6	$1.4	$5.2	$8.3	$21,772.0
Purchases	12.0	291.0	1,972.4	39.2	—	—	—	2,314.6
Sales	(186.2)	(166.9)	(825.6)	(228.4)	—	—	—	(1,407.1)
Settlements	—	—	(1,053.7)	—	—	—	—	(1,053.7)
Realized and unrealized gains (losses), net
Included in earnings	282.8	2.3	(41.9)	231.1	0.1	(0.5)	0.1	474.0
Included in other comprehensive income	(11.2)	(4.5)	(31.1)	(3.7)	—	—	—	(50.5)
Balance, end of period	$2,582.4	$1,345.8	$14,344.7	$3,761.8	$1.5	$4.7	$8.4	$22,049.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$128.0	$1.5	$(44.6)	$91.9	$0.1	$(0.5)	$0.1	$176.5

	Financial Assets
	Six Months Ended June 30, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(87.5)	—	—	—	—	—	—	(87.5)
Purchases	26.4	390.0	3,759.4	173.0	—	—	—	4,348.8
Sales	(426.5)	(305.7)	(1,198.1)	(679.3)	—	(3.6)	—	(2,613.2)
Settlements	—	—	(2,231.5)	—	—	—	—	(2,231.5)
Realized and unrealized gains (losses), net
Included in earnings	345.7	17.2	(18.9)	384.9	(0.5)	1.4	(0.2)	729.6
Included in other comprehensive income	5.7	(5.2)	(34.0)	68.0				34.5
Balance, end of period	$2,582.4	$1,345.8	$14,344.7	$3,761.8	$1.5	$4.7	$8.4	$22,049.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$39.1	$14.8	$(24.2)	$(13.1)	$(0.4)	$1.4	$(0.2)	$17.4

(1)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended June 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,554.6	$27.4	$51.3	$139.6	$16,772.9
Borrowings	685.8	—	—	(7.8)	678.0
Paydowns	(773.2)	—	(0.6)	(13.8)	(787.6)
Sales	—	(3.9)	—	—	(3.9)
Realized and unrealized (gains) losses, net
Included in earnings	49.2	8.5	(2.5)	18.1	73.3
Included in other comprehensive income	211.1	(2.9)	(0.3)	(23.7)	184.2
Balance, end of period	$16,727.5	$29.1	$47.9	$112.4	$16,916.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$43.3	$(1.6)	$(2.5)	$18.1	$57.3

	Financial Liabilities
	Six Months Ended June 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Initial consolidation of funds	664.4	—	—	—	664.4
Borrowings	1,625.1	—	—	—	1,625.1
Paydowns	(1,311.7)	—	(1.1)	(32.7)	(1,345.5)
Sales	—	(4.7)	—	—	(4.7)
Realized and unrealized (gains) losses, net
Included in earnings	105.0	17.5	(1.8)	31.1	151.8
Included in other comprehensive income	(407.5)	(0.9)	(0.3)	(32.2)	(440.9)
Balance, end of period	$16,727.5	$29.1	$47.9	$112.4	$16,916.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$75.5	$(15.6)	$(1.8)	$31.1	$89.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended June 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,678.7	$14.7	$125.8	$125.3	$15,944.5
Initial consolidation of funds	1,125.4	—	—	—	1,125.4
Borrowings	3.9	—	—	27.1	31.0
Paydowns	(685.9)	—	(1.0)	(22.8)	(709.7)
Sales	—	(2.4)	—	—	(2.4)
Realized and unrealized losses, net
Included in earnings	48.3	3.0	(4.6)	16.3	63.0
Included in other comprehensive income	(34.0)	(0.1)	—	1.8	(32.3)
Balance, end of period	$16,136.4	$15.2	$120.2	$147.7	$16,419.5
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$27.8	$(3.1)	$(4.6)	$16.3	$36.4

	Financial Liabilities
	Six Months Ended June 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$178.8	$122.1	$15,534.7
Initial consolidation of funds	1,845.8	—	—	—	1,845.8
Borrowings	628.5	—	—	36.7	665.2
Paydowns	(1,635.1)	—	(73.7)	(41.9)	(1,750.7)
Sales	—	(3.3)	—	—	(3.3)
Realized and unrealized losses, net
Included in earnings	118.2	5.5	15.1	26.4	165.2
Included in other comprehensive income	(41.7)	(0.1)	—	4.4	(37.4)
Balance, end of period	$16,136.4	$15.2	$120.2	$147.7	$16,419.5
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$4.0	$(4.3)	$15.1	$26.4	$41.2
Realized and unrealized gains and losses included in earnings for Level III investments for trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations.

Realized and unrealized gains and losses included in earnings for Level III contingent consideration liabilities are included in other non-operating expense (income), and such gains and losses for loans payable of a consolidated real estate VIE are included in interest and other expenses of a consolidated real estate VIE in the condensed consolidated statement of operations.

Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, partners’ capital appropriated for Consolidated Funds, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the condensed consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2015:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2015
Assets
Investments of Consolidated Funds:
Equity securities	$1,015.3	Comparable Multiple	LTM EBITDA Multiple	5.0x - 16.6x (11.9x)
	8.5	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $241 ($0)

Bonds	1,193.7	Consensus Pricing	Indicative Quotes (% of Par)	1 - 146 (100)
Loans	15,341.3	Consensus Pricing	Indicative Quotes (% of Par)	0 - 140 (99)
	119.6	Market Yield Analysis	Market Yield	5% - 18% (13%)
Partnership and LLC interests	3,390.1	NAV of Underlying Fund(1)	N/A	N/A
Other	4.0	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 17 (6)
	21,072.5
Trading securities and other	2.0	Comparable Multiple	LTM EBITDA Multiple	6.0x - 6.0x (6.0x)

Restricted securities of Consolidated Funds	8.7	Consensus Pricing	Indicative Quotes (% of Par)	87 - 87 (87)
Total	$21,083.2
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$15,448.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	37 - 102 (99)
Subordinated notes and preferred shares	1,258.6	Discounted Cash Flow with Consensus Pricing	Discount Rates	7% - 15% (10%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	1 - 123 (62)
Combination notes	20.7	Consensus Pricing	Indicative Quotes (% of Par)	94 - 101 (98)
Loans payable of a consolidated real estate VIE	112.4	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (32%)
			Discount Rate	22% - 32% (25%)
Derivative instruments of Consolidated Funds	29.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	8 - 41 (22)
Contingent cash consideration(2)	47.9	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (18%)
			Discount Rate	0% - 16% (10%)
Total	$16,916.9

(1)	Represents the Partnership’s investments in funds that are valued using NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Vermillion, and Metropolitan (see Note 9).

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$2,577.3	$2,932.6
Global Market Strategies	149.1	129.9
Real Assets	299.8	272.9
Investment Solutions	499.3	460.2
Total	$3,525.5	$3,795.6
Approximately 48% and 55% of accrued performance fees at June 30, 2015 and December 31, 2014, respectively, are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation, and accrued giveback obligations (see Note 10), which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$(52.4)	$(52.4)
Real Assets	(169.4)	(52.0)
Total	$(221.8)	$(104.4)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Corporate Private Equity	$266.9	$311.5	$780.2	$764.7
Global Market Strategies	3.7	44.9	22.4	111.0
Real Assets	(20.3)	60.1	(28.8)	76.9
Investment Solutions	44.6	125.9	94.1	210.3
Total	$294.9	$542.4	$867.9	$1,162.9

Approximately 57% or $168.6 million of performance fees for the three months ended June 30, 2015 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Growth Partners IV, L.P., three of the Partnership’s Corporate Private Equity funds, and Carlyle Realty Partners VI, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P., two of the Partnership’s Real Assets funds. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle Asia Growth Partners IV, L.P., Carlyle Realty Partners VI, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. were $98.7 million, $42.6 million, $57.1 million, $35.6 million and $(40.8) million, respectively, for the three months ended June 30, 2015.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Approximately 39% or $336.1 million of performance fees for the six months ended June 30, 2015 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., and Carlyle/Riverstone Global Energy and Power Fund III, L.P. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. were $274.3 million, $216.3 million and $(105.6) million, respectively, for the six months ended June 30, 2015.
Approximately 54% or $295.2 million of performance fees for the three months ended June 30, 2014 were related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Partners II, L.P., three of the Partnership’s Corporate Private Equity funds, as well as AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006). Total revenues recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Partners II, L.P., were $109.3 million, $200.4 million and $(53.2) million, respectively, for the three months ended June 30, 2014. AlpInvest’s main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006) collectively were $83.4 million of the Partnership’s total revenues for the three months ended June 30, 2014.
Approximately 59% or $682.4 million of performance fees for the six months ended June 30, 2014 were related to Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P. Total revenues recognized from Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P., were $379.9 million and $385.0 million, respectively, for the six months ended June 30, 2014.
6. Investments
Investments consist of the following:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$897.9	$918.7
Trading securities and other investments	28.5	12.9
Total investments	$926.4	$931.6
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
The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 47.5% of the carried interest received by such fund general partners. For periods prior to 2015, the Partnership’s allocation of income related to management fee-related revenues of NGP was 47.5%. This increase in the allocation of income did not result in a change in accounting for the investment as an equity method investment. The Partnership has an option, exercisable by the Partnership in approximately 10 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of June 30, 2015 and December 31, 2014, the carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation was approximately $3.4 million and $18.5 million, respectively, and the carrying value of the Partnership’s general partner investments in the NGP X fund were $21.7 million and $20.4 million, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In consideration for these interests and option, the Partnership paid an aggregate of $504.6 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units with a value of up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable in 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction includes contingent consideration payable to BNRI of up to $183.0 million, which will be payable in 2016 approximately one-third in cash and approximately two-thirds by a six year promissory note issued by the Partnership, if the performance conditions are met. The promissory note will accrue interest at the three month LIBOR plus 2.5%.

As of June 30, 2015, the NGP Natural Resources XI, L.P. fund (“NGP XI”) had closed on aggregate commitments of approximately $5.3 billion. The management fees for this fund will turn on over the next year or sooner as the fund deploys capital. Based on the amount of NGP XI commitments raised through June 30, 2015, it is probable that BNRI will be entitled to receive the contingent consideration when such payment becomes due. Accordingly, as of June 30, 2015, the Partnership has accrued $183.0 million related to this future payment obligation. The timing of the cash payment and issuance of the promissory note to BNRI is based on the contractual agreement between the Partnership and BNRI, which is estimated to be in early 2016.

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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Management fees	$12.6	$15.2	$26.9	$29.6
Performance fees	(0.6)	—	(15.1)	—
Investment income (loss)	(0.3)	—	(0.5)	—
Expenses and amortization of basis differences	(19.7)	(19.6)	(37.8)	(38.3)
Net investment income (loss)	$(8.0)	$(4.4)	$(26.5)	$(8.7)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $113.3 million and $141.6 million as of June 30, 2015 and December 31, 2014, respectively; these differences are amortized over a period of 10 years from the initial investment date.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$243.0	$246.3
Global Market Strategies	24.2	25.3
Real Assets	630.7	647.1
Total	$897.9	$918.7
The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of June 30, 2015 and for the three months and six months then ended, no individual equity method investment held by the Partnership met the threshold for disclosure of summarized income statement information.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income from equity investments	$6.4	$24.0	$15.2	$28.0
Income (loss) from trading securities	2.4	(0.5)	(0.2)	1.4
Other investment income	0.4	0.2	1.0	0.4
Total	$9.2	$23.7	$16.0	$29.8

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Corporate Private Equity	$6.4	$11.0	$30.2	$28.0
Global Market Strategies	0.2	1.7	0.9	1.7
Real Assets	(0.2)	11.3	(15.9)	(1.7)
Total	$6.4	$24.0	$15.2	$28.0
Trading Securities and Other Investments
Trading securities and other investments as of June 30, 2015 and December 31, 2014 primarily consisted of $28.5 million and $12.9 million, respectively, of investments in derivative instruments and corporate mezzanine securities and bonds, as well as other cost method investments.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments of Consolidated Funds
During the six months ended June 30, 2015, the Partnership formed three new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of these CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of June 30, 2015, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $2.0 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Interest income from investments	$227.3	$214.8	$435.7	$436.0
Other income	29.7	28.9	47.6	58.4
Total	$257.0	$243.7	$483.3	$494.4

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Gains from investments of Consolidated Funds	$515.4	$493.0	$1,075.9	$981.9
Losses from liabilities of CLOs	(54.1)	(48.0)	(109.6)	(113.1)
Gains on other assets of CLOs	0.3	—	0.8	0.2
Total	$461.6	$445.0	$967.1	$869.0
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Realized gains	$209.5	$213.9	$434.1	$946.2
Net change in unrealized gains	305.9	279.1	641.8	35.7
Total	$515.4	$493.0	$1,075.9	$981.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Acquired contractual rights	$836.8	$843.0
Acquired trademarks	6.6	6.7
Accumulated amortization	(509.0)	(455.1)
Finite-lived intangible assets, net	334.4	394.6
Goodwill	46.2	47.5
Intangible assets, net	$380.6	$442.1

The following table summarizes the changes in the carrying amount of goodwill by segment as of June 30, 2015. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2014	$28.0	$19.5	$47.5
Foreign currency translation	—	(1.3)	(1.3)
Balance as of June 30, 2015	$28.0	$18.2	$46.2

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the six months ended June 30, 2015 and 2014, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. This evaluation was performed on the intangible assets related to the open-ended funds in the Global Market Strategies segment with a carrying value of $255 million as of June 30, 2015, of which $216 million relates to the credit hedge funds. Declines in performance and net redemptions in the credit hedge funds have given rise to the potential that the carrying value may not be recovered. As such, the Partnership performed tests of recoverability of the $216 million of intangible assets, and, based upon the results of this testing, no impairment has been identified as of June 30, 2015.

Separately, the Partnership recorded an impairment loss of $11.8 million and $24.6 million during the six months ended June 30, 2015 and 2014, respectively, to reduce the carrying value of other Global Market Strategies intangible assets to their estimated fair value. Fair value was based on a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level III measurement as defined in the accounting guidance for fair value measurements. The impairment losses were included in general, administrative and other expenses in the accompanying condensed consolidated financial statements for the six months ended June 30, 2015 and 2014, respectively.
Intangible asset amortization expense, excluding impairment losses, was $21.3 million and $25.4 million during the three months ended June 30, 2015 and 2014, respectively, and $43.7 million and $52.9 million during the six months ended June 30, 2015 and 2014, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the expected amortization expense for July 1, 2015 through 2019 and thereafter (Dollars in millions):

2015	$40.4
2016	69.0
2017	65.9
2018	58.8
2019	48.6
Thereafter	51.7
$334.4

8. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of June 30, 2015		As of December 31, 2014
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$25.0	$25.0	$25.0
CLO Term Loan (1)	14.0	14.0	15.2	15.2
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.9
5.625% Senior Notes Due 3/30/2043	600.0	606.7	600.0	606.8
	$1,139.0	$1,145.6	$1,140.2	$1,146.9

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
As of June 30, 2015, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of June 30, 2015, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at June 30, 2015, the interest rate was 1.32%). Interest expense under the senior credit facility was not significant for the three months and six months ended June 30, 2015 and 2014. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2015 and December 31, 2014 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
On May 5, 2015, the Partnership entered into Amendment No. 2 to the senior credit facility, which: (i) extended the maturity date of the term loan and revolving credit facility from August 9, 2018 to May 5, 2020, (ii) revised the management fee earning assets covenant to remove the step up requirement to add a percentage of future acquired AUM to set the minimum management fee earning assets amount, (iii) changed the definition of Indebtedness to provide for a deduction of unrestricted cash, and (iv) reduced the corporate ratings-based pricing grid. The costs related to the amendment to the senior credit facility were not material.
CLO Term Loan
On October 3, 2013, the Partnership borrowed €12.6 million ($14.0 million at June 30, 2015) under a term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at June 30, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three months and six months ended June 30, 2015 and 2014. The fair value of the outstanding balance of the term loan at June 30, 2015 and December 31, 2014 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

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

Interest expense on the notes was $4.9 million for the three months ended June 30, 2015 and 2014, and $9.9 million for the six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, the fair value of the notes, including accrued interest, was approximately $513.3 million and $521.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.5 million and $8.4 million for the three months ended June 30, 2015 and 2014, respectively, and $16.9 million and $14.7 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the fair value of the notes, including accrued interest, was approximately $631.0 million and $707.6 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Interest Rate Swaps
The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $337.5 million at June 30, 2015 that amortizes through September 30, 2016.
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
In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $312.5 million at June 30, 2015 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2015.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of June 30, 2015 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, 2013 term loan, senior notes, or the loans payable of Consolidated Funds.
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
As of June 30, 2015 and December 31, 2014, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,602.7	$15,448.2	1.81%		9.22
Subordinated notes and preferred shares	1,325.1	1,258.6	N/A	(a)	8.10
Combination notes	20.0	20.7	N/A	(b)	7.94
Total	$16,947.8	$16,727.5

	As of December 31, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,104.2	$14,757.5	1.68%		9.21
Subordinated notes and preferred shares	1,242.3	1,278.8	N/A	(a)	8.28
Combination notes	15.0	15.9	N/A	(b)	7.14
Total	$16,361.5	$16,052.2

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2015 and December 31, 2014, the fair value of the CLO assets was $17.8 billion and $17.6 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended June 30, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$27.5	$—	$141.8	$226.1		$395.4
Change in carrying value	1.0	—	(40.2)	(1.3)		(40.5)
Payments	—	—	—	(0.7)		(0.7)
Issuances of equity	—	—	—	—		—
Balance, end of period	$28.5	$—	$101.6	$224.1		$354.2

	Rollforward For The Six Months Ended June 30, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$26.8	$—	$156.8	$201.0		$384.6
Change in carrying value	1.7	—	(49.7)	24.3	(a)	(23.7)
Payments	—	—	(3.3)	(1.2)		(4.5)
Issuances of equity	—	—	(2.2)	—		(2.2)
Balance, end of period	$28.5	$—	$101.6	$224.1		$354.2

	Rollforward For The Three Months Ended June 30, 2014
	Amounts payable to the sellers who are senior Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$91.6	$26.3	$161.8	$43.8		$323.5
Change in carrying value	(3.2)	(0.1)	22.5	1.1		20.3
Payments	—	—	—	(1.0)		(1.0)
Balance, end of period	$88.4	$26.2	$184.3	$43.9		$342.8

	Rollforward For The Six Months Ended June 30, 2014
	Amounts payable to the sellers who are senior Carlyle professionals					Total
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance, beginning of period	$145.1	$15.7	$148.7	$40.8		$350.3
Change in carrying value	13.8	10.5	35.6	6.3		66.2
Payments	(70.5)	—	—	(3.2)		(73.7)
Balance, end of period	$88.4	$26.2	$184.3	$43.9		$342.8

(a) - Refer to Note 6 for information on the contingent consideration payable to BNRI from the strategic investment in NGP.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are Carlyle professionals has been recorded in due to affiliates in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts are recorded in other non-operating expense (income) in the condensed consolidated statements of operations. The portion of the contingent consideration payment attributable to the initial amount recorded as part of the consideration transferred is classified as cash flows from financing activities. The portion of the contingent consideration payment that is attributable to the subsequent changes in the fair value of the contingent consideration is classified as cash flows from operating activities in the condensed consolidated statements of cash flows.
The amount of employment-based contingent cash consideration payable to the sellers who are Carlyle professionals has been recorded as accrued compensation and benefits in the accompanying condensed consolidated balance sheets. Changes in the value of these amounts are recorded as compensation expense in the condensed consolidated statements of operations. On June 30, 2015, the Partnership restructured the agreements relating to the original acquisition of Vermillion. As a result of the restructuring, the Partnership’s economic interest in Vermillion increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest.  Also, as a result of the restructuring, the estimated value of the employment-based contingent consideration liability decreased by $46.3 million, which was recognized by the Partnership as a reduction in base compensation expense for the three months ended June 30, 2015.
The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities, or due to affiliates for amounts payable to NGP, in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating expense (income), or investment income in the case of amounts payable to NGP, in the condensed consolidated statements of operations. Included in the change in carrying value for the six months ended June 30, 2015 is $23.2 million related to the accrual of additional contingent consideration payable to BNRI (See Note 6). This amount was capitalized into the carrying value of the Partnership’s equity method investment in NGP.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of June 30, 2015 and December 31, 2014.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management:

	As of June 30, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$231.3	$183.0	$414.3	$252.6
Employment-based contingent cash consideration	207.2	45.0	252.2	101.6
Total maximum cash obligations	$438.5	$228.0	$666.5	$354.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Accrued performance fee-related compensation	$1,750.8	$1,815.4
Accrued bonuses	218.1	229.6
Employment-based contingent cash consideration	101.6	156.8
Other	150.8	110.7
Total	$2,221.3	$2,312.5
11. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2015 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,046.7
Global Market Strategies	369.3
Real Assets	750.2
Investment Solutions	37.1
$3,203.3
Of the $3.2 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly (3.30% weighted-average rate at June 30, 2015). As of June 30, 2015 and December 31, 2014, approximately $7.8 million and $7.9 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2015 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $221.8 million at June 30, 2015, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2015. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $29.8 million and $27.7 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2015 and December 31, 2014, respectively, related to giveback obligations, which are included in due from affiliates

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $353.0 million and $336.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2015 and December 31, 2014, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.
If, at June 30, 2015, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2015 through 2031. These leases are accounted for as operating leases. Rent expense was approximately $14.4 million and $13.8 million for the three months ended June 30, 2015 and 2014, respectively, and $28.9 million and $26.7 million for the six months ended June 30, 2015 and 2014, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2015	$26.0
2016	52.3
2017	48.5
2018	44.4
2019	38.3
Thereafter	334.1
$543.6
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $48.4 million and $40.4 million as of June 30, 2015 and December 31, 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act ("FATA"). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Partnership defendants. The

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital had been stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively and activity in the suit is expected to resume once the Supreme Court appoints a new judge to hear the case.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for May 2016.
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
An income tax hearing on these matters was held on March 11, 2015 in front of the French tax court. On April 15, 2015, the French tax court issued an opinion in this matter that is adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including interest accrued since the beginning of the tax dispute). The Partnership disagrees with the outcome and filed a petition of appeal on July 3, 2015. In June 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations and the Partnership paid approximately €67 million in its capacity as a guarantor. CEREP I has approximately €1 million in net assets as of June 30, 2015. The remaining €7 million of the tax obligations will be paid by the Partnership. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

The Partnership was required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, the Partnership has consolidated CEREP I into its consolidated financial statements. In the first quarter of 2015, CEREP I recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds for the three months ended March 31, 2015 and the six months ended June 30, 2015, and this amount reduced net income attributable to Carlyle Holdings in the Partnership’s condensed consolidated financial statements for those periods. In 2013 and 2014, the Partnership had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$29.8	$27.7
Notes receivable and accrued interest from affiliates	15.6	11.1
Other receivables from unconsolidated funds and affiliates, net	162.2	160.6
Total	$207.6	$199.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.15% as of June 30, 2015. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.5	$0.6
Due to non-consolidated affiliates (1)	716.8	37.1
Performance-based contingent cash and equity consideration related to acquisitions	50.2	43.6
Amounts owed under the tax receivable agreement	137.9	89.0
Other	15.4	13.9
Total	$920.8	$184.2

(1) Refer to Note 2 for information on the restricted cash due to one of the Partnership’s non-consolidated funds.
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of 7,000,000 and 9,300,000 Carlyle Holdings partnership units in June 2015 and March 2014, respectively, (see Note 1) as well as the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.4 million for the three months ended June 30, 2015 and 2014, and $2.5 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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
Carried interest income from the funds may be distributed to senior Carlyle professionals and employees on a current basis, but is subject to repayment by the subsidiary of the Partnership that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The senior Carlyle professionals and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular individual’s distributions received.
The Partnership does business with some of its portfolio companies; all such arrangements are on a negotiated basis.
Substantially all revenue is earned from affiliates of Carlyle.

13. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $6.0 million and $53.8 million for the three months ended June 30, 2015 and 2014, respectively, and $16.5 million and $69.8 million for the six months ended June 30, 2015 and 2014, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2015, the Partnership’s U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2007 to 2014. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$5,135.5	$6,160.1
Non-Carlyle interests in majority-owned subsidiaries	343.5	301.4
Non-controlling interest in carried interest and cash held for carried interest distributions	(91.2)	(15.1)
Non-controlling interests in consolidated entities	$5,387.8	$6,446.4
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$577.7	$475.9	$1,027.6	$828.8
Non-Carlyle interests in majority-owned subsidiaries	(15.6)	(16.4)	(16.4)	(37.7)
Non-controlling interest in carried interest and cash held for carried interest distributions	(24.7)	4.3	(62.6)	12.3
Net income attributable to other non-controlling interests in consolidated entities	537.4	463.8	948.6	803.4
Net loss attributable to partners’ capital appropriated for CLOs	(4.3)	(93.5)	(52.9)	(175.6)
Net income attributable to redeemable non-controlling interests in consolidated entities	(162.3)	(0.6)	(85.8)	66.4
Non-controlling interests in income of consolidated entities	$370.8	$369.7	$809.9	$694.2

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 7,000,000 and 13,800,000 Carlyle Holdings partnership units in June 2015 and March 2014, respectively (see Note 1).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$30,600,000	$30,600,000	$70,100,000	$70,100,000
Dilution of earnings due to participating securities with distribution rights	(329,300)	(460,600)	(783,700)	(1,823,700)
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	73,900,000	—	188,300,000
Net income attributable to common units	$30,270,700	$104,039,400	$69,316,300	$256,576,300
Weighted-average common units outstanding	71,781,981	306,629,008	69,744,646	303,073,361
Net income per common unit	$0.42	$0.34	$0.99	$0.85

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$19,500,000	$19,500,000	$44,100,000	$44,100,000
Dilution of earnings due to participating securities with distribution rights	(242,700)	(234,200)	(764,900)	(816,000)
Net income attributable to common units	$19,257,300	$19,265,800	$43,335,100	$43,284,000
Weighted-average common units outstanding	65,138,793	70,677,702	58,855,013	65,170,359
Net income per common unit	$0.30	$0.27	$0.74	$0.66

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	71,781,981	71,781,981	69,744,646	69,744,646
Unvested deferred restricted common units	—	5,711,096	—	5,187,097
Weighted-average vested Carlyle Holdings Partnership units	—	218,776,707	—	217,003,285
Unvested Carlyle Holdings Partnership units	—	10,359,224	—	11,138,333
Weighted-average common units outstanding	71,781,981	306,629,008	69,744,646	303,073,361

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	65,138,793	65,138,793	58,855,013	58,855,013
Unvested deferred restricted common units	—	4,963,176	—	5,739,613
Contingently issuable Carlyle Holdings Partnership units	—	575,733	—	575,733
Weighted-average common units outstanding	65,138,793	70,677,702	58,855,013	65,170,359
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Vermillion, Metropolitan, and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that June 30, 2015 and 2014 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 218,776,707 and 217,003,285 of vested Carlyle Holdings partnership units and 10,359,224 and 11,138,333 of unvested Carlyle Holdings partnership units for the three months and six months ended June 30, 2015, respectively, were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $73.9 million and $188.3 million for the three months and six months ended June 30, 2015 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
Further, based on these calculations, the incremental 226,857,400 of vested and unvested Carlyle Holdings partnership units for the three months ended June 30, 2014 were antidilutive, and therefore have been excluded. For the six months ended June 30, 2014, the incremental 230,752,823 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of June 30, 2015, 766,991 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
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
Unvested Partnership Common Units
On August 1, 2013, the Partnership acquired the remaining 40% equity interest in AlpInvest. As part of the transaction, the Partnership issued 914,087 common units to AlpInvest sellers who are employees of the Partnership that are subject to vesting conditions. In June 2015, 11,674 unvested common units were forfeited and canceled by the Partnership.  At the same time, in accordance with the Carlyle Holdings partnership agreements, Carlyle Holdings canceled a corresponding number of Carlyle Holdings partnership units held by the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended June 30, 2015 and 2014, the Partnership recorded $2.2 million and $2.4 million in equity-based compensation expense associated with these awards, respectively. For the six months ended June 30, 2015 and 2014, the Partnership recorded $5.1 million and $4.5 million in equity-based compensation expense associated with these awards, respectively. As of June 30, 2015, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $6.0 million, which is expected to be recognized over a weighted-average term of 0.8 years.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $64.1 million and $60.7 million for the three months ended June 30, 2015 and 2014, respectively, and $106.1 million and $105.5 million for the six months ended June 30, 2015 and 2014, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of June 30, 2015, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $522.6 million, which is expected to be recognized over a weighted-average term of 2.8 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 10% and a per unit discount that generally ranges up to 25%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2015, the Partnership revised its estimated forfeiture rates to a range of 2% to 10% from a previous range of 5% to 15%. As a result, the Partnership recognized $7.5 million of equity-based compensation expense for the six months ended June 30, 2015 for the cumulative effect of the change in this estimate. The Partnership recorded compensation expense of $47.1 million and $44.5 million for the three months ended June 30, 2015 and 2014, respectively, with $4.6 million and $5.6 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $91.4 million and $71.4 million for the six months ended June 30, 2015 and 2014, respectively, with $8.7 million and $8.9 million of corresponding deferred tax benefits, respectively. As of June 30, 2015, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $381.3 million, which is expected to be recognized over a weighted-average term of 2.8 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months and six months ended June 30, 2015 and 2014.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 10%. During the first quarter of 2015, the Partnership revised its estimated forfeiture rate to 10% from 15%. The cumulative effect of the change in this estimate was not material. The Partnership recorded $0.9 million and $1.4 million in equity-based compensation expense associated with these awards for the three months ended June 30, 2015 and 2014, respectively. The Partnership recorded $1.6 million and $1.8 million in equity-based compensation expense associated with these awards for the six months ended June 30, 2015 and 2014, respectively. The tax benefits recognized from these awards were not material during these periods. As of June 30, 2015, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $0.1 million, which is expected to be recognized over a weighted-average term of 1.5 years.
A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2015 and a summary of changes for the six months ended June 30, 2015, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40
Granted	—	$—	5,296,689	$24.08	—	$—	—	$—
Vested	8,701,091	$22.00	3,492,456	$24.57	31,132	$21.53	93,109	$22.52
Forfeited	91,174	$22.00	1,596,357	$25.17	11,674	$27.99	3,860	$23.87
Balance, June 30, 2015	27,205,150	$22.21	19,137,146	$25.91	766,991	$27.41	7,101	$34.59

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
From 2013 through June 30, 2015, $270.2 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (net of gains from related foreign currency forward contracts). The Partnership has funded $65.1 million of the $270.2 million and the remaining $205.1 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended June 30, 2015, $42.8 million was funded to Urbplan, of which the Partnership funded $10.8 million and the senior Carlyle professionals funded $32.0 million indirectly through the Partnership.
At this time, Urbplan is estimated to require approximately $60 million of additional capital over the next twelve months to complete its expected business turnaround. While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. The Partnership and its senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that the Partnership would fund 25% and its senior Carlyle professionals would fund 75% indirectly through the Partnership of any additional investments made by the Partnership and its senior Carlyle professionals.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 related to Urbplan were as follows:

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$95.4	$91.5
Inventory costs in excess of billings and advances	64.5	72.4
	$159.9	$163.9
Other assets of a consolidated real estate VIE:
Restricted investments	$21.6	$36.8
Fixed assets, net	1.1	1.8
Deferred tax assets	8.8	12.9
Other assets	45.9	34.9
	$77.4	$86.4
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $173.0 million and $243.6 million as of June 30, 2015 and December 31, 2014, respectively)	$112.4	$146.2
Other liabilities of a consolidated real estate VIE:
Accounts payable	$20.0	$26.1
Other liabilities	75.8	58.8
	$95.8	$84.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014, respectively, related to Urbplan were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$6.5	$61.3
Investment income	1.3	1.7
	$7.8	$63.0
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$2.2	$43.2
Interest expense	10.1	20.3
Change in fair value of loans payable	3.8	9.6
Compensation and benefits	2.2	4.8
G&A and other expenses	9.3	19.7
	$27.6	$97.6

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Revenue of a consolidated real estate VIE
Land development services	$5.2	$9.8
Investment income	2.8	4.2
	$8.0	$14.0
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$2.8	$16.5
Interest expense	10.5	21.7
Change in fair value of loans payable	16.1	26.3
Compensation and benefits	3.1	5.5
G&A and other expenses	9.5	21.2
	$42.0	$91.2

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $128.1 million and $190.4 million of customer advances received as of June 30, 2015 and December 31, 2014, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects.

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

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 65% of the outstanding principal amounts of the loans as of June 30, 2015. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (18.0% to 21.4% as of June 30, 2015); (ii) IGP-M plus a margin of 12.0% (19.4% as of June 30, 2015); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (19.1% to 22.6% as of June 30, 2015). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2015	$19.7
2016	20.8
2017	16.1
2018	13.9
2019	15.9
Thereafter	86.6
$173.0
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2015, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with its lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
As of June 30, 2015, Urbplan had outstanding commitments for land development services with an estimated $60.9 million of future costs to be incurred.

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
Investment Solutions – The Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds, and DGAM, the Partnership’s fund of hedge funds and liquid alternatives platform.
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
Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fee compensation, and does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the mark to market on contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance and settlements of legal claims.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended June 30, 2015 and as of and for the six months ended June 30, 2015:

	Three Months Ended June 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$156.7	$54.8	$61.5	$37.8	$310.8
Portfolio advisory fees, net	3.3	—	0.2	—	3.5
Transaction fees, net	1.3	—	—	—	1.3
Total fund level fee revenues	161.3	54.8	61.7	37.8	315.6
Performance fees
Realized	536.5	8.6	47.1	4.8	597.0
Unrealized	(269.8)	3.6	(43.1)	43.7	(265.6)
Total performance fees	266.7	12.2	4.0	48.5	331.4
Investment income (loss)
Realized	8.3	1.2	(3.4)	—	6.1
Unrealized	0.7	(1.5)	6.1	(0.4)	4.9
Total investment income (loss)	9.0	(0.3)	2.7	(0.4)	11.0
Interest and other income	2.7	1.4	0.6	0.4	5.1
Total revenues	439.7	68.1	69.0	86.3	663.1
Segment Expenses
Compensation and benefits
Direct base compensation	56.5	24.7	17.5	19.3	118.0
Indirect base compensation	21.5	6.4	8.8	3.3	40.0
Equity-based compensation	15.3	4.3	6.3	2.0	27.9
Performance fee related
Realized	237.2	4.1	18.7	4.3	264.3
Unrealized	(117.5)	1.8	(7.7)	41.3	(82.1)
Total compensation and benefits	213.0	41.3	43.6	70.2	368.1
General, administrative, and other indirect expenses	37.8	22.8	20.8	12.8	94.2
Depreciation and amortization expense	3.0	1.3	1.0	1.4	6.7
Interest expense	7.7	2.7	2.6	1.5	14.5
Total expenses	261.5	68.1	68.0	85.9	483.5
Economic Net Income	$178.2	$—	$1.0	$0.4	$179.6
(-) Net Performance Fees	147.0	6.3	(7.0)	2.9	149.2
(-) Investment Income (Loss)	9.0	(0.3)	2.7	(0.4)	11.0
(+) Equity-based Compensation	15.3	4.3	6.3	2.0	27.9
(=) Fee Related Earnings	$37.5	$(1.7)	$11.6	$(0.1)	$47.3
(+) Realized Net Performance Fees	299.3	4.5	28.4	0.5	332.7
(+) Realized Investment Income (Loss)	8.3	1.2	(3.4)	—	6.1
(=) Distributable Earnings	$345.1	$4.0	$36.6	$0.4	$386.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2015 and the Six Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$291.0	$110.3	$127.8	$78.3	$607.4
Portfolio advisory fees, net	8.5	0.5	0.3	—	9.3
Transaction fees, net	2.8	—	0.3	—	3.1
Total fund level fee revenues	302.3	110.8	128.4	78.3	619.8
Performance fees
Realized	842.5	13.2	54.8	8.2	918.7
Unrealized	(69.1)	22.3	(29.0)	90.7	14.9
Total performance fees	773.4	35.5	25.8	98.9	933.6
Investment income (loss)
Realized	11.0	2.8	(89.8)	0.1	(75.9)
Unrealized	8.1	(5.7)	56.3	0.2	58.9
Total investment income (loss)	19.1	(2.9)	(33.5)	0.3	(17.0)
Interest and other income	5.9	3.2	1.7	0.8	11.6
Total revenues	1,100.7	146.6	122.4	178.3	1,548.0
Segment Expenses
Compensation and benefits
Direct base compensation	110.2	52.9	36.0	40.8	239.9
Indirect base compensation	47.8	15.2	21.1	6.9	91.0
Equity-based compensation	32.6	9.5	13.4	4.7	60.2
Performance fee related
Realized	374.2	6.4	20.5	6.5	407.6
Unrealized	(21.8)	10.0	21.2	85.6	95.0
Total compensation and benefits	543.0	94.0	112.2	144.5	893.7
General, administrative, and other indirect expenses	69.5	35.1	35.4	20.7	160.7
Depreciation and amortization expense	5.7	2.4	1.9	2.2	12.2
Interest expense	15.3	5.5	5.3	3.0	29.1
Total expenses	633.5	137.0	154.8	170.4	1,095.7
Economic Net Income (Loss)	$467.2	$9.6	$(32.4)	$7.9	$452.3
(-) Net Performance Fees	421.0	19.1	(15.9)	6.8	431.0
(-) Investment Income (Loss)	19.1	(2.9)	(33.5)	0.3	(17.0)
(+) Equity-based Compensation	32.6	9.5	13.4	4.7	60.2
(=) Fee Related Earnings	$59.7	$2.9	$30.4	$5.5	$98.5
(+) Realized Net Performance Fees	468.3	6.8	34.3	1.7	511.1
(+) Realized Investment Income (Loss)	11.0	2.8	(89.8)	0.1	(75.9)
(=) Distributable Earnings	$539.0	$12.5	$(25.1)	$7.3	$533.7
Segment assets as of June 30, 2015	$4,470.2	$928.4	$1,589.4	$799.6	$7,787.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months and six months ended June 30, 2014:

	Three Months Ended June 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$147.2	$64.1	$59.6	$46.9	$317.8
Portfolio advisory fees, net	3.3	0.1	0.3	—	3.7
Transaction fees, net	29.4	—	0.1	—	29.5
Total fund level fee revenues	179.9	64.2	60.0	46.9	351.0
Performance fees
Realized	387.7	6.7	9.4	7.0	410.8
Unrealized	(76.2)	45.6	46.4	122.5	138.3
Total performance fees	311.5	52.3	55.8	129.5	549.1
Investment income (loss)
Realized	2.0	1.4	8.1	—	11.5
Unrealized	4.0	1.2	(21.6)	0.2	(16.2)
Total investment income (loss)	6.0	2.6	(13.5)	0.2	(4.7)
Interest and other income	1.8	1.5	1.2	0.2	4.7
Total revenues	499.2	120.6	103.5	176.8	900.1
Segment Expenses
Compensation and benefits
Direct base compensation	62.9	26.3	21.3	20.7	131.2
Indirect base compensation	25.5	6.0	11.7	4.0	47.2
Equity-based compensation	10.1	3.2	5.1	1.1	19.5
Performance fee related
Realized	172.4	2.5	0.5	4.1	179.5
Unrealized	(27.8)	21.6	22.8	119.6	136.2
Total compensation and benefits	243.1	59.6	61.4	149.5	513.6
General, administrative, and other indirect expenses	37.7	13.0	15.7	10.6	77.0
Depreciation and amortization expense	2.7	1.0	0.9	1.0	5.6
Interest expense	8.0	2.6	2.5	1.4	14.5
Total expenses	291.5	76.2	80.5	162.5	610.7
Economic Net Income	$207.7	$44.4	$23.0	$14.3	$289.4
(-) Net Performance Fees	166.9	28.2	32.5	5.8	233.4
(-) Investment Income (Loss)	6.0	2.6	(13.5)	0.2	(4.7)
(+) Equity-based Compensation	10.1	3.2	5.1	1.1	19.5
(=) Fee Related Earnings	$44.9	$16.8	$9.1	$9.4	$80.2
(+) Realized Net Performance Fees	215.3	4.2	8.9	2.9	231.3
(+) Realized Investment Income	2.0	1.4	8.1	—	11.5
(=) Distributable Earnings	$262.2	$22.4	$26.1	$12.3	$323.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$277.0	$127.3	$109.9	$91.4	$605.6
Portfolio advisory fees, net	6.8	0.2	0.5	—	7.5
Transaction fees, net	32.6	—	0.1	—	32.7
Total fund level fee revenues	316.4	127.5	110.5	91.4	645.8
Performance fees
Realized	622.4	15.0	9.9	12.9	660.2
Unrealized	136.7	95.1	60.4	201.8	494.0
Total performance fees	759.1	110.1	70.3	214.7	1,154.2
Investment income (loss)
Realized	3.9	2.7	10.2	—	16.8
Unrealized	9.4	3.1	(42.2)	0.3	(29.4)
Total investment income (loss)	13.3	5.8	(32.0)	0.3	(12.6)
Interest and other income	4.0	2.8	1.9	0.5	9.2
Total revenues	1,092.8	246.2	150.7	306.9	1,796.6
Segment Expenses
Compensation and benefits
Direct base compensation	122.4	53.8	40.0	41.7	257.9
Indirect base compensation	47.5	12.0	26.0	7.8	93.3
Equity-based compensation	17.2	5.9	8.6	1.8	33.5
Performance fee related
Realized	273.7	6.3	0.7	8.1	288.8
Unrealized	72.7	36.4	31.2	195.3	335.6
Total compensation and benefits	533.5	114.4	106.5	254.7	1,009.1
General, administrative, and other indirect expenses	73.1	24.6	31.2	19.8	148.7
Depreciation and amortization expense	5.4	1.9	1.8	1.9	11.0
Interest expense	14.7	4.7	4.7	2.6	26.7
Total expenses	626.7	145.6	144.2	279.0	1,195.5
Economic Net Income	$466.1	$100.6	$6.5	$27.9	$601.1
(-) Net Performance Fees	412.7	67.4	38.4	11.3	529.8
(-) Investment Income (Loss)	13.3	5.8	(32.0)	0.3	(12.6)
(+) Equity-based Compensation	17.2	5.9	8.6	1.8	33.5
(=) Fee Related Earnings	$57.3	$33.3	$8.7	$18.1	$117.4
(+) Realized Net Performance Fees	348.7	8.7	9.2	4.8	371.4
(+) Realized Investment Income	3.9	2.7	10.2	—	16.8
(=) Distributable Earnings	$409.9	$44.7	$28.1	$22.9	$505.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$663.1	$257.0	$(64.0)	(a)	$856.1
Expenses	$483.5	$311.2	$48.9	(b)	$843.6
Other income	$—	$463.1	$(1.5)	(c)	$461.6
Economic net income	$179.6	$408.9	$(114.4)	(d)	$474.1

	Three Months Ended June 30, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$900.1	$243.7	$(5.0)	(a)	$1,138.8
Expenses	$610.7	$316.3	$115.6	(b)	$1,042.6
Other income	$—	$442.6	$2.4	(c)	$445.0
Economic net income	$289.4	$370.0	$(118.2)	(d)	$541.2
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2015 and 2014, and Total Assets as of June 30, 2015:

	June 30, 2015 and the Six Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,548.0	$483.3	$(38.4)	(a)	$1,992.9
Expenses	$1,095.7	$604.0	$170.9	(b)	$1,870.6
Other income	$—	$970.9	$(3.8)	(c)	$967.1
Economic net income	$452.3	$850.2	$(213.1)	(d)	$1,089.4
Total assets	$7,787.6	$26,830.2	$(215.9)	(e)	$34,401.9

	Six Months Ended June 30, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,796.6	$494.4	$(4.8)	(a)	$2,286.2
Expenses	$1,195.5	$656.1	$290.0	(b)	$2,141.6
Other income	$—	$869.5	$(0.5)	(c)	$869.0
Economic net income	$601.1	$707.8	$(295.3)	(d)	$1,013.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$88.6	$91.0	$147.6	$153.4
Acquisition related charges and amortization of intangibles	(2.3)	62.0	38.3	142.1
Other non-operating (income) expense	(2.9)	(4.6)	(1.8)	25.6
Tax expense associated with performance fee compensation	(9.1)	(28.3)	(14.3)	(38.5)
Non-Carlyle economic interests in acquired business	28.1	59.1	108.4	144.6
Other adjustments	1.8	(1.4)	3.0	0.9
Elimination of expenses of Consolidated Funds	(55.3)	(62.2)	(110.3)	(138.1)
	$48.9	$115.6	$170.9	$290.0

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before provision for income taxes	$474.1	$541.2	$1,089.4	$1,013.6
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	88.6	91.0	147.6	153.4
Acquisition related charges and amortization of intangibles	(2.3)	62.0	38.3	142.1
Other non-operating (income) expense	(2.9)	(4.6)	(1.8)	25.6
Tax expense associated with performance fee compensation	(9.1)	(28.3)	(14.3)	(38.5)
Net income attributable to non-controlling interests in consolidated entities	(370.8)	(369.7)	(809.9)	(694.2)
Other adjustments	2.0	(2.2)	3.0	(0.9)
Economic Net Income	$179.6	$289.4	$452.3	$601.1
Net performance fees(1)	149.2	233.4	431.0	529.8
Investment income (loss)(1)	11.0	(4.7)	(17.0)	(12.6)
Equity-based compensation	27.9	19.5	60.2	33.5
Fee Related Earnings	$47.3	$80.2	$98.5	$117.4
Realized performance fees, net of related compensation	332.7	231.3	511.1	371.4
Realized investment income (loss)(1)	6.1	11.5	(75.9)	16.8
Distributable Earnings	$386.1	$323.0	$533.7	$505.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$595.0	$2.0	$597.0
Unrealized	(300.1)	34.5	(265.6)
Total performance fees	294.9	36.5	331.4
Performance fee related compensation expense
Realized	263.5	0.8	264.3
Unrealized	(91.8)	9.7	(82.1)
Total performance fee related compensation expense	171.7	10.5	182.2
Net performance fees
Realized	331.5	1.2	332.7
Unrealized	(208.3)	24.8	(183.5)
Total net performance fees	$123.2	$26.0	$149.2
Investment income (loss)
Realized	$2.8	$3.3	$6.1
Unrealized	6.4	(1.5)	4.9
Investment income (loss)	$9.2	$1.8	$11.0

	Three Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$415.6	$(4.8)	$410.8
Unrealized	126.8	11.5	138.3
Total performance fees	542.4	6.7	549.1
Performance fee related compensation expense
Realized	181.2	(1.7)	179.5
Unrealized	109.0	27.2	136.2
Total performance fee related compensation expense	290.2	25.5	315.7
Net performance fees
Realized	234.4	(3.1)	231.3
Unrealized	17.8	(15.7)	2.1
Total net performance fees	$252.2	$(18.8)	$233.4
Investment income (loss)
Realized	$29.9	$(18.4)	$11.5
Unrealized	(6.2)	(10.0)	(16.2)
Total investment income (loss)	$23.7	$(28.4)	$(4.7)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$921.8	$(3.1)	$918.7
Unrealized	(53.9)	68.8	14.9
Total performance fees	867.9	65.7	933.6
Performance fee related compensation expense
Realized	406.5	1.1	407.6
Unrealized	81.9	13.1	95.0
Total performance fee related compensation expense	488.4	14.2	502.6
Net performance fees
Realized	515.3	(4.2)	511.1
Unrealized	(135.8)	55.7	(80.1)
Total net performance fees	$379.5	$51.5	$431.0
Investment income (loss)
Realized	$11.7	$(87.6)	$(75.9)
Unrealized	4.3	54.6	58.9
Investment income (loss)	$16.0	$(33.0)	$(17.0)

	Six Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$667.0	$(6.8)	$660.2
Unrealized	495.9	(1.9)	494.0
Total performance fees	1,162.9	(8.7)	1,154.2
Performance fee related compensation expense
Realized	289.9	(1.1)	288.8
Unrealized	330.6	5.0	335.6
Total performance fee related compensation expense	620.5	3.9	624.4
Net performance fees
Realized	377.1	(5.7)	371.4
Unrealized	165.3	(6.9)	158.4
Total net performance fees	$542.4	$(12.6)	$529.8
Investment income (loss)
Realized	$29.9	$(13.1)	$16.8
Unrealized	(0.1)	(29.3)	(29.4)
Total investment income (loss)	$29.8	$(42.4)	$(12.6)

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
19. Subsequent Events
In July 2015, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.89 per common unit to common unitholders of record at the close of business on August 19, 2015, payable on August 27, 2015.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

20. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2015 and December 31, 2014 and results of operations for the three months and six months ended June 30, 2015 and 2014. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,216.1	$—	$—	$1,216.1
Cash and cash equivalents held at Consolidated Funds	—	1,078.6	—	1,078.6
Restricted cash	716.4	—	—	716.4
Restricted cash and securities of Consolidated Funds	—	18.4	—	18.4
Accrued performance fees	3,542.8	—	(17.3)	3,525.5
Investments	1,107.9	—	(181.5)	926.4
Investments of Consolidated Funds	—	25,277.1	0.1	25,277.2
Due from affiliates and other receivables, net	224.8	—	(17.2)	207.6
Due from affiliates and other receivables of Consolidated Funds, net	—	454.9	—	454.9
Receivables and inventory of a consolidated real estate VIE	159.9	—	—	159.9
Fixed assets, net	106.6	—	—	106.6
Deposits and other	56.1	1.2	—	57.3
Other assets of a consolidated real estate VIE	77.4	—	—	77.4
Intangible assets, net	380.6	—	—	380.6
Deferred tax assets	199.0	—	—	199.0
Total assets	$7,787.6	$26,830.2	$(215.9)	$34,401.9
Liabilities and partners’ capital
Loans payable	$39.0	$—	$—	$39.0
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.7	—	—	606.7
Loans payable of Consolidated Funds	—	16,898.7	(171.2)	16,727.5
Loans payable of a consolidated real estate VIE at fair value (principal amount of $173.0 million)	112.4	—	—	112.4
Accounts payable, accrued expenses and other liabilities	428.3	—	—	428.3
Accrued compensation and benefits	2,221.3	—	—	2,221.3
Due to affiliates	920.3	2.0	(1.5)	920.8
Deferred revenue	33.7	—	(0.2)	33.5
Deferred tax liabilities	116.8	—	—	116.8
Other liabilities of Consolidated Funds	—	1,076.4	(42.4)	1,034.0
Other liabilities of a consolidated real estate VIE	95.8	—	—	95.8
Accrued giveback obligations	221.8	—	—	221.8
Total liabilities	5,296.0	17,977.1	(215.3)	23,057.8
Redeemable non-controlling interests in consolidated entities	8.3	3,596.9	—	3,605.2
Partners’ capital	629.3	(16.2)	16.2	629.3
Accumulated other comprehensive income (loss)	(65.2)	5.9	(8.5)	(67.8)
Partners’ capital appropriated for Consolidated Funds	—	131.0	(8.3)	122.7
Non-controlling interests in consolidated entities	252.3	5,135.5	—	5,387.8
Non-controlling interests in Carlyle Holdings	1,666.9	—	—	1,666.9
Total partners’ capital	2,483.3	5,256.2	(0.6)	7,738.9
Total liabilities and partners’ capital	$7,787.6	$26,830.2	$(215.9)	$34,401.9

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$321.6	$—	$(39.3)	$282.3
Performance fees
Realized	603.7	—	(8.7)	595.0
Unrealized	(297.7)	—	(2.4)	(300.1)
Total performance fees	306.0	—	(11.1)	294.9
Investment income (loss)
Realized	4.9	—	(2.1)	2.8
Unrealized	4.9	—	1.5	6.4
Investment income (loss)	9.8	—	(0.6)	9.2
Interest and other income	5.8	—	(0.9)	4.9
Interest and other income of Consolidated Funds	—	257.0	—	257.0
Revenue of a consolidated real estate VIE	7.8	—	—	7.8
Total revenues	651.0	257.0	(51.9)	856.1
Expenses
Compensation and benefits
Base compensation	128.6	—	—	128.6
Equity-based compensation	114.3	—	—	114.3
Performance fee related
Realized	263.5	—	—	263.5
Unrealized	(91.8)	—	—	(91.8)
Total compensation and benefits	414.6	—	—	414.6
General, administrative and other expenses	133.9	—	(1.1)	132.8
Interest	14.5	—	—	14.5
Interest and other expenses of Consolidated Funds	—	311.2	(54.2)	257.0
Interest and other expenses of a consolidated real estate VIE	27.6	—	—	27.6
Other non-operating income	(2.9)	—	—	(2.9)
Total expenses	587.7	311.2	(55.3)	843.6
Other income
Net investment gains of Consolidated Funds	—	463.1	(1.5)	461.6
Income before provision for income taxes	63.3	408.9	1.9	474.1
Provision for income taxes	6.0	—	—	6.0
Net income	57.3	408.9	1.9	468.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(40.0)	—	410.8	370.8
Net income attributable to Carlyle Holdings	97.3	408.9	(408.9)	97.3
Net income attributable to non-controlling interests in Carlyle Holdings	66.7	—	—	66.7
Net income attributable to The Carlyle Group L.P.	$30.6	$408.9	$(408.9)	$30.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$631.3	$—	$(79.5)	$551.8
Performance fees
Realized	929.7	—	(7.9)	921.8
Unrealized	(43.2)	—	(10.7)	(53.9)
Total performance fees	886.5	—	(18.6)	867.9
Investment income (loss)
Realized	(64.9)	—	76.6	11.7
Unrealized	50.5	—	(46.2)	4.3
Investment income (loss)	(14.4)	—	30.4	16.0
Interest and other income	12.3	—	(1.4)	10.9
Interest and other income of Consolidated Funds	—	483.3	—	483.3
Revenue of a consolidated real estate VIE	63.0	—	—	63.0
Total revenues	1,578.7	483.3	(69.1)	1,992.9
Expenses
Compensation and benefits
Base compensation	308.7	—	—	308.7
Equity-based compensation	204.2	—	—	204.2
Performance fee related
Realized	406.5	—	—	406.5
Unrealized	81.9	—	—	81.9
Total compensation and benefits	1,001.3	—	—	1,001.3
General, administrative and other expenses	250.7	—	(1.1)	249.6
Interest	29.1	—	—	29.1
Interest and other expenses of Consolidated Funds	—	604.0	(109.2)	494.8
Interest and other expenses of a consolidated real estate VIE	97.6	—	—	97.6
Other non-operating income	(1.8)	—	—	(1.8)
Total expenses	1,376.9	604.0	(110.3)	1,870.6
Other income
Net investment gains of Consolidated Funds	—	970.9	(3.8)	967.1
Income before provision for income taxes	201.8	850.2	37.4	1,089.4
Provision for income taxes	16.5	—	—	16.5
Net income	185.3	850.2	37.4	1,072.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(77.7)	—	887.6	809.9
Net income attributable to Carlyle Holdings	263.0	850.2	(850.2)	263.0
Net income attributable to non-controlling interests in Carlyle Holdings	192.9	—	—	192.9
Net income attributable to The Carlyle Group L.P.	$70.1	$850.2	$(850.2)	$70.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$363.0	$—	$(45.7)	$317.3
Performance fees
Realized	422.8	—	(7.2)	415.6
Unrealized	133.6	—	(6.8)	126.8
Total performance fees	556.4	—	(14.0)	542.4
Investment income (loss)
Realized	31.1	—	(1.2)	29.9
Unrealized	(14.0)	—	7.8	(6.2)
Total investment income	17.1	—	6.6	23.7
Interest and other income	4.6	—	(0.9)	3.7
Interest and other income of Consolidated Funds	—	243.7	—	243.7
Revenue of a consolidated real estate VIE	8.0	—	—	8.0

Total revenues	949.1	243.7	(54.0)	1,138.8
Expenses
Compensation and benefits
Base compensation	220.5	—	—	220.5
Equity-based compensation	109.0	—	—	109.0
Performance fee related
Realized	181.2	—	—	181.2
Unrealized	109.0	—	—	109.0
Total compensation and benefits	619.7	—	—	619.7
General, administrative and other expenses	116.9	—	1.8	118.7
Interest	14.5	—	—	14.5
Interest and other expenses of Consolidated Funds	—	316.3	(64.0)	252.3
Interest and other expenses of a consolidated real estate VIE	42.0	—	—	42.0
Other non-operating income	(4.6)	—	—	(4.6)
Total expenses	788.5	316.3	(62.2)	1,042.6
Other income
Net investment gains of Consolidated Funds	—	442.6	2.4	445.0
Income before provision for income taxes	160.6	370.0	10.6	541.2
Provision for income taxes	53.8	—	—	53.8
Net income	106.8	370.0	10.6	487.4
Net income (loss) attributable to non-controlling interests in consolidated entities	(10.9)	—	380.6	369.7
Net income attributable to Carlyle Holdings	117.7	370.0	(370.0)	117.7
Net income attributable to non-controlling interests in Carlyle Holdings	98.2	—	—	98.2
Net income attributable to The Carlyle Group L.P.	$19.5	$370.0	$(370.0)	$19.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$668.7	$—	$(91.1)	$577.6
Performance fees
Realized	680.2	—	(13.2)	667.0
Unrealized	520.2	—	(24.3)	495.9
Total performance fees	1,200.4	—	(37.5)	1,162.9
Investment income (loss)
Realized	33.2	—	(3.3)	29.9
Unrealized	(6.2)	—	6.1	(0.1)
Total investment income	27.0	—	2.8	29.8
Interest and other income	9.1	—	(1.6)	7.5
Interest and other income of Consolidated Funds	—	494.4	—	494.4
Revenue of a consolidated real estate VIE	14.0	—	—	14.0
Total revenues	1,919.2	494.4	(127.4)	2,286.2
Expenses
Compensation and benefits
Base compensation	425.1	—	—	425.1
Equity-based compensation	183.2	—	—	183.2
Performance fee related
Realized	289.9	—	—	289.9
Unrealized	330.6	—	—	330.6
Total compensation and benefits	1,228.8	—	—	1,228.8
General, administrative and other expenses	251.3	—	1.7	253.0
Interest	26.7	—	—	26.7
Interest and other expenses of Consolidated Funds	—	656.1	(139.8)	516.3
Interest and other expenses of a consolidated real estate VIE	91.2	—	—	91.2
Other non-operating expense	25.6	—	—	25.6
Total expenses	1,623.6	656.1	(138.1)	2,141.6
Other income
Net investment gains of Consolidated Funds	—	869.5	(0.5)	869.0
Income before provision for income taxes	295.6	707.8	10.2	1,013.6
Provision for income taxes	69.8	—	—	69.8
Net income	225.8	707.8	10.2	943.8
Net income (loss) attributable to non-controlling interests in consolidated entities	(23.8)	—	718.0	694.2
Net income attributable to Carlyle Holdings	249.6	707.8	(707.8)	249.6
Net income attributable to non-controlling interests in Carlyle Holdings	205.5	—	—	205.5
Net income attributable to The Carlyle Group L.P.	$44.1	$707.8	$(707.8)	$44.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Cash flows from operating activities
Net income	$185.3	$225.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	68.0	88.6
Equity-based compensation	204.2	183.2
Excess tax benefits related to equity-based compensation	(1.5)	(1.4)
Non-cash performance fees	34.4	(540.1)
Other non-cash amounts	41.8	57.4
Investment loss (income)	19.2	(3.0)
Purchases of investments and trading securities	(56.9)	(161.5)
Proceeds from the sale of investments and trading securities	339.5	471.3
Payments of contingent consideration	(3.4)	(43.9)
Change in deferred taxes, net	(1.1)	34.6
Change in due from affiliates and other receivables	(12.3)	(20.0)
Change in receivables and inventory of a consolidated real estate VIE	(41.6)	(5.3)
Change in deposits and other	(8.4)	(15.8)
Change in other assets of a consolidated real estate VIE	(22.5)	(9.0)
Change in accounts payable, accrued expenses and other liabilities	(67.5)	(13.4)
Change in accrued compensation and benefits	(32.7)	199.0
Change in due to affiliates	687.7	(86.4)
Change in other liabilities of a consolidated real estate VIE	49.0	(5.9)
Change in deferred revenue	(57.5)	40.3
Net cash provided by operating activities	1,323.7	394.5
Cash flows from investing activities
Change in restricted cash	(655.9)	67.5
Purchases of fixed assets, net	(43.9)	(8.4)
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by (used in) investing activities	(699.8)	56.0
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8
Net payments on loans payable of a consolidated real estate VIE	(32.7)	(5.2)
Payments of contingent consideration	(1.1)	(29.8)
Excess tax benefits related to equity-based compensation	1.5	1.4
Distributions to common unitholders	(134.6)	(81.1)
Distributions to non-controlling interest holders in Carlyle Holdings	(485.5)	(406.7)
Contributions from non-controlling interest holders	86.1	80.6
Distributions to non-controlling interest holders	(74.6)	(69.8)
Net proceeds from issuance of common units, net of offering costs	209.9	449.5
Acquisition of non-controlling interests in Carlyle Holdings	(209.9)	(303.4)
Change in due to/from affiliates financing activities	(5.7)	1.8
Net cash used in financing activities	(646.6)	(151.9)
Effect of foreign exchange rate changes	(3.2)	13.6
(Decrease) increase in cash and cash equivalents	(25.9)	312.2
Cash and cash equivalents, beginning of period	1,242.0	966.6
Cash and cash equivalents, end of period	$1,216.1	$1,278.8

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 22 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2015, our Corporate Private Equity segment had approximately $64 billion in AUM and approximately $40 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 70 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of June 30, 2015, our Global Market Strategies segment had approximately $36 billion in AUM and approximately $31 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eight U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes six NGP management fee funds and three carry funds advised by NGP. As of June 30, 2015, our Real Assets segment had approximately $42 billion in AUM and approximately $28 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 118 fund of funds vehicles. Our Investment Solutions segment is comprised of AlpInvest, one of the world’s largest investors in private equity, Metropolitan, one of the largest managers of indirect investments in global real estate, which manages 26 fund of funds vehicles, and Diversified Global Asset Management Corporation (“DGAM”), a global manager of 15 fund of hedge funds vehicles and a liquid alternatives platform. As of June 30, 2015, our Investment Solutions segment had approximately $51 billion in AUM and approximately $30 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of June 30, 2015. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds vehicles, and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$15.8 bn	1999-2015	CRP VII	$3.8 bn	2014
CP V	$13.7 bn	2007	Europe	€7.1 bn	2005-2015	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	Global Market Strategies Carry Funds			CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€3.1 bn	2014	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	CMP I	$436 mm	2004	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			CAREP II	$486 mm	2008
Carlyle Asia Partners			(Distressed)			Natural Resources Funds
CAP IV	$3.9 bn	2012	CSP III	$703 mm	2011	Infrastructure Carry Fund
CBPF	RMB 2.1 bn	2010	CSP II	$1.4 bn	2007	CIP I	$1.1 bn	2006
CAP III	$2.6 bn	2008	Carlyle Energy Mezzanine			Power Carry Funds
CAP II	$1.8 bn	2006	Opportunities Fund			CPP II	$390 mm	2014
CAP I	$750 mm	1998	CEMOF II	$2.1 bn	2015	CPOCP	$433 mm	2013
Carlyle Japan Partners			CEMOF I	$1.4 bn	2010	International Energy Carry Fund
CJP III	¥93.6 bn	2013	Carlyle Asia Structured Credit Opportunities			CIEP	$2.5 bn	2013
CJP II	¥165.6 bn	2006	CASCOF	$185 mm	2015	NGP Energy Carry Funds
CJP I	¥50.0 bn	2001	Hedge Funds and Other Vehicles[1]			NGP XI	$5.3 bn	2014
Carlyle Mexico Partners			Long/Short Credit			NGP X	$3.6 bn	2012
Mexico	$134 mm	2005	Claren Road			NGP Agribusiness Carry Fund
Carlyle MENA Partners			Opportunities Fund	$1.5 bn	2008	NGP GAP	$402 mm	2014
MENA I	$471 mm	2008	Claren Road			NGP Management Fee Funds
Carlyle South American Buyout Fund			Master Fund	$3.1 bn	2006	Various[3]	$7.8 bn	2004-2008
CSABF I	$776 mm	2009	Emerging Markets Strategies			Legacy Energy Carry Funds
Carlyle Sub-Saharan Africa Fund			Cross Border Equity Master Fund	$3.2 bn	2002	Carlyle/Riverstone Global Energy
CSSAF I	$698 mm	2012	Domestic Opportunity Master Fund	$1.2 bn	2011	Energy IV	$6.0 bn	2008
Carlyle Peru Fund			Emerging Sovereign Group - Various	$0.4 bn	2002	Energy III	$3.8 bn	2005
CPF I	$308 mm	2012	Commodities			Energy II	$1.1 bn	2003
Carlyle Global Partners			Vermillion - Various	$1.4 bn	2005-2015	Carlyle/Riverstone Renewable Energy
CGP	$2.0 bn	2015	Business Development Companies[2]			Renew II	$3.4 bn	2008
Growth Carry Funds			Carlyle GMS Finance, Inc.	$970 mm	2013	Renew I	$685 mm	2006
Carlyle U.S. Venture/Growth Partners			NF Investment Corp	$228 mm	2013
CEOF II	$997 mm	2015
CEOF I	$1.1 bn	2011	Investment Solutions
CUSGF III	$605 mm	2006	AlpInvest
CVP II	$602 mm	2001	Fund of Private Equity Funds
Carlyle Europe Technology Partners			48 vehicles	€40.4 bn	2000-2015
CETP III	€657 mm	2014	Secondary Investments
CETP II	€522 mm	2008	35 vehicles	€10.7 bn	2000-2015
CETP I	€222 mm	2005	Co-Investments
Carlyle Asia Venture/Growth Partners			35 vehicles	€11.9 bn	2000-2015
CAGP IV	$1.0 bn	2008	Metropolitan Real Estate
CAGP III	$680 mm	2005	Real Estate Fund of Funds
Carlyle Cardinal Ireland			26 vehicles	$2.8 bn	2003-2014
CCI	€292 mm	2014	Diversified Global Asset Management[1]
			Fund of Hedge Funds
			15 vehicles	$2.2 bn	2004-2014

Note: All funds are closed-end and amounts shown represent total capital commitments as of June 30, 2015, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)	Open-ended hedge funds and other pooled vehicles. Amounts represent AUM across all products as of June 30, 2015.

(2)	Amounts represent gross assets as of June 30, 2015.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

Trends Affecting our Business

During the second quarter, both the MSCI World Index and MSCI Emerging Index declined 0.3% in response to turmoil in Greece and in the Chinese stock market.  After rising by 150% since June 2014, Chinese stocks dropped by 32% during June 2015, wiping out $3.2 trillion in market value.  Fearing that the decline in stocks posed a potential systemic risk to the country’s financial stability, Chinese authorities intervened forcefully to stem the decline in the Chinese stock market and in response, Chinese stocks rose over 4% between July 8 and July 31, 2015, erasing part of the decline that had occurred commencing at the end of the first quarter.  Despite stock market volatility, growth in China exceeded analysts’ forecasts with 7% year over year growth reported in gross domestic product in the second quarter.

At a EuroSummit in July 2015, Greece reached an agreement with other Euro area member states to receive €86 billion in new financing in exchange for significant fiscal and structural reforms.  The government of Greece passed legislation in accordance with the agreement to unlock funding that allowed Greece to avoid defaulting on loans from the International Monetary Fund (IMF) and European Central Bank (ECB).  While the long-term viability of the agreement is unclear and Greece was forced to accept conditions materially worse than those rejected by voters in a referendum in early July 2015, Greek banks reopened on a limited basis toward the end of July 2015 after remaining closed for the prior three weeks.

In the U.S., various high frequency measures of the U.S. economy generally signaled an improvement in economic conditions since the end of the first quarter.  After contracting at a 0.2% annual rate in the first quarter, the U.S. economy appears to have grown at a 2.5% annual rate in the second quarter.  U.S. interest rates generally increased modestly since the end of the first quarter in response to foreign developments and the increased probability of a Federal Reserve rate hike by the end of the year.

In the Euro area, interest rates have increased markedly since the end of the first quarter.  While some of the increase was temporary and attributable to the crisis in Greece, most of the increase appears to be a repricing in response to improved economic performance.  In the first quarter, the Euro area economy expanded at a 1.6% annual rate and market-based measures of inflation expectations rebounded sharply.  The yield on 10-year German bonds rose from close to 0% in April to 0.75% in mid-July, suggesting that investors’ expectations for terminal ECB policy rates had risen from just 0.5% to 1.5% over this period in response to the improved economic outlook.

The improved economic outlook in Europe also led to an increase in the foreign exchange value of the Euro, which rose by as much as 10% relative to its first quarter lows against the U.S. dollar.  After rising by 23% against major currencies, on a trade-weighted basis, since June 2014, the U.S. dollar stabilized in the second quarter.  The drop against the Euro was offset by modest further strengthening against the Japanese yen, resulting in a 0.7% decline in the dollar index relative to its March 2015 highs.

It is difficult to determine how recent volatility in the Chinese markets and uncertainties in Greece will continue to affect the global economic climate and what, if any, impact it may have on our diverse portfolio.  However, we believe that it is likely that these conditions will serve as a catalyst to generate future investment buying opportunities for our funds.  Given the breadth of our platform and the level of funds we have available for investment, we believe we are well positioned to take advantage of these opportunities.  During the second quarter, we invested $1.6 billion in new and existing investments in our carry funds that met our investment criteria and strategic objectives. We also capitalized on continuing high asset values and, as an opportunistic seller, realized proceeds of $5.8 billion in 150 investments and 37 carry funds during the quarter. While there can be no assurance that these exit and investment trends will continue, we remain focused on maximizing the value of our portfolio for our fund investors and our business.
Recent Transactions
During the second quarter of 2015, we issued 7,000,000 common units through an underwritten public offering. The net proceeds from the issuance of the 7,000,000 common units (approximately $209.9 million) was used to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. Refer to Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
In July 2015, the Board of Directors of our general partner declared a quarterly distribution of $0.89 per common unit to common unitholders of record at the close of business on August 19, 2015, payable on August 27, 2015.

Consolidation of Certain Carlyle Funds and Variable Interest Entities
Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 14% of our AUM as of June 30, 2015; 12% and 13% of our fund management fees for the three months and six months ended June 30, 2015, respectively; and approximately 4% and 2% of our performance fees for the three months and six months ended June 30, 2015, respectively.
We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of June 30, 2015, our consolidated CLOs held approximately $18 billion of total assets and comprised 66% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of June 30, 2015, our consolidated AlpInvest fund of funds vehicles had approximately $5 billion of total assets and comprised 19% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of June 30, 2015 relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of June 30, 2015, our unaudited condensed consolidated financial statements included approximately $237 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.
On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for us beginning on January 1, 2016, and early adoption is permitted. We are currently assessing the potential impact that this guidance will have on our consolidated financial statements, however, the guidance is expected to reduce the number of funds that we currently consolidate.  The expected deconsolidation would significantly reduce our total assets, total liabilities, and total partners’ capital, as well as impact net income, but there would be no impact to net income attributable to the Partnership.
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
Management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the NAV for unrealized investments, or the contributions for unrealized investments. The management fees for our fund of hedge funds vehicles generally range 0.2% to 1.5% of NAV. Management fees for our Investment Solutions segment are generally due quarterly and are recognized over the related quarter.
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
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of June 30, 2015, were approximately 14% of total management fees recognized during the three months and six months ended June 30, 2015, respectively. Management fees attributable to Carlyle Europe Partners IV, L.P. (“CEP IV”), our fourth Europe buyout fund with approximately $3.3 billion of Fee-earning AUM as of June 30, 2015, were approximately 11% of total management fees recognized during the three months ended June 30, 2015. Management fees attributable to CP VI were approximately 13% and 14% of total management fees recognized during the three months and six months ended June 30, 2014, respectively. No other fund generated over 10% of total management fees in the periods presented.
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees are fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the service has been provided and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as the “rebate offsets.” Such rebate offset percentages generally approximate 80% of the fund’s portion of the transaction and advisory fees earned. The recognition of portfolio advisory fees and transactions fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction and advisory fees we share with our investors in future funds; to the extent that we accommodate such requests on future funds, the rebate offset percentages would increase relative to historical levels.
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
Performance fees from Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund, Carlyle Asia Growth Partners IV, L.P. ("CAGP IV"), Carlyle Europe Partners III, L.P. (“CEP III”), our third Europe buyout fund, Carlyle Realty Partners VI, L.P. (“CRP VI”), our sixth real estate fund, and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”), one of the Legacy Energy funds, with total AUM of approximately $13.6 billion, $1.3 billion, $5.4 billion, $3.0 billion, and $0.8 billion, respectively, were $83.4 million, $54.7 million, $34.2 million, $31.6 million, and $(35.3) million, respectively, for the three months ended June 30, 2015. Performance fees from CP V, CEP III, and Energy III were $242.0 million, $194.4 million, and $(100.3) million for the six months ended June 30, 2015. No other fund generated over 10% of performance fees in the periods presented.
Performance fees from CEP III, CP V, and Carlyle Asia Partners II, L.P. (“CAP II”), our second Asia buyout fund, were $179.0 million, $90.3 million, and $(57.5) million, respectively, for the three months ended June 30, 2014. Additionally, performance fees from AlpInvest’s Main Fund III-Coinvestments (2006) and Main Fund III-Secondary Investments (2006) fund of funds vehicles together represented $83.4 million of performance fees for the three months ended June 30, 2014. Performance fees from CEP III and CP V were $343.0 million and $339.4 million, respectively, for the six months ended June 30, 2014. No other fund generated over 10% of performance fees in the periods presented.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2015 and 2014, the reversals of performance fees were $69.0 million and $77.9 million, respectively. For the six months ended June 30, 2015 and 2014, the reversals of performance fees were $133.5 million and $123.4 million, respectively. Additionally, unrealized performance fees reverse when performance fees are realized, and can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of June 30, 2015, accrued performance fees and accrued giveback obligations were approximately $3.5 billion and $221.8 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2015 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at June 30, 2015, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.6 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have repaid a total of approximately $54 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2015 (amounts in millions):

	As of June 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$11,285	$6,657	$5,355	$1,020	$24,317
Level II	46	2,471	282	1,177	3,976
Level III	26,220	22,207	21,135	32,780	102,342
Total Fair Value	37,551	31,335	26,772	34,977	130,635
Other Net Asset Value	104	1,454	(1,587)	(554)	(583)
Total AUM, Excluding Available Capital Commitments	37,655	32,789	25,185	34,423	130,052
Available Capital Commitments	25,950	3,641	16,968	16,231	62,790
Total AUM	$63,605	$36,430	$42,153	$50,654	$192,842
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by our valuation group, which is a team made up of dedicated valuation professionals reporting to our chief accounting officer. The valuation group is responsible for maintaining our valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in U.S. GAAP. These valuations, inputs and preliminary conclusions are reviewed by the fund accounting teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which are comprised of the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members from the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which is comprised of our co-chief executive officers, president and chief operating officer, chief risk officer, chief financial officer, chief accounting officer, deputy chief investment officers for Corporate Private Equity, the business segment heads, and observed by the chief compliance officer, the director of internal audit, and our audit committee. Additionally, each quarter a sample of valuations is reviewed by external valuation firms.
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
We also could incur greater expenses in the future related to our recent acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued, as well as related to our global compliance efforts. As discussed in Note 7 to the condensed consolidated financial statements, we evaluate for impairment intangible assets and could record additional impairment losses in future periods.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2015, our U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2007 to 2014. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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
Non-GAAP Financial Measures
Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which includes certain tax expense associated with performance fee compensation and excludes the impact of all other income taxes, acquisition-related items including amortization and any impairment charges of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and, accordingly, segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment ENI equals the aggregate of ENI for all segments. ENI is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting ENI is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to, and not in lieu of, the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

(a)
for substantially all carry funds and certain co-investment vehicles where the original investment period has not expired, and for Metropolitan fund of funds vehicles during the weighted-average investment period of the underlying funds, the amount of limited partner capital commitments, and for AlpInvest fund of funds vehicles, the amount of external investor capital commitments during the commitment fee period, and for the NGP management fee funds and certain carry funds advised by NGP, the amount of investor capital commitments before the first investment realization (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2015	2014
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$41,836	$42,076
Fee-earning AUM based on invested capital (2)	36,746	42,957
Fee-earning AUM based on collateral balances, at par (3)	17,945	17,789
Fee-earning AUM based on net asset value (4)	11,689	17,278
Fee-earning AUM based on lower of cost or fair value and other (5)	21,784	25,549
Balance, End of Period	$130,000	$145,649

(1)	Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired.

(2)	Reflects limited partner invested capital and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds.

(3)	Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products.

(4)	Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles.

(5)	Includes funds with fees based on gross asset value.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$129,412	$142,088	$135,580	$139,949
Acquisitions	—	—	—	2,894
Inflows, including Fee-paying Commitments (1)	4,447	7,843	8,501	9,784
Outflows, including Distributions (2)	(4,241)	(5,234)	(8,685)	(8,952)
Subscriptions, net of Redemptions (3)	(715)	325	(2,811)	400
Changes in CLO collateral balances (4)	35	614	761	1,333
Market Appreciation/(Depreciation) (5)	(520)	249	(406)	500
Foreign Exchange and other (6)	1,582	(236)	(2,940)	(259)
Balance, End of Period	$130,000	$145,649	$130,000	$145,649

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, and fund of funds vehicles outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $11.5 billion for which fees have not yet commenced as of June 30, 2015.

(2)
Outflows represent limited partner distributions from our carry funds, NGP management fee funds, and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period or commitment fee period has expired.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$60,439	$132,220	$192,659	$57,871	$136,602	$194,473
Acquisitions	—	—	—	—	—	—
Commitments (1)	4,543	—	4,543	11,383	—	11,383
Capital Called, net (2)	(3,062)	3,237	175	(6,425)	6,437	12
Distributions (3)	439	(9,319)	(8,880)	781	(17,571)	(16,790)
Subscriptions, net of Redemptions (4)	—	(734)	(734)	—	(2,881)	(2,881)
Changes in CLO collateral balances (5)	—	39	39	—	922	922
Market Appreciation/(Depreciation) (6)	—	2,845	2,845	—	10,157	10,157
Foreign Exchange and other (7)	431	1,764	2,195	(820)	(3,614)	(4,434)
Balance, End of Period	$62,790	$130,052	$192,842	$62,790	$130,052	$192,842

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

(2)
Represents capital called by our carry funds, NGP management fee funds and fund of funds vehicles, net of fund fees and expenses and investments in our business development companies. Equity invested amounts may vary from capital called due to timing differences between investment acquisition and capital call dates.

(3)
Represents distributions from our carry funds, NGP management fee funds and fund of funds vehicles, net of amounts recycled and distributions from our business development companies. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles.

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2015 and 2014. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed eight new CLOs throughout 2014 and three new CLOs in the first six months of 2015 and have consolidated those CLOs beginning on their respective formation dates or closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$282.3	$317.3	$551.8	$577.6
Performance fees
Realized	595.0	415.6	921.8	667.0
Unrealized	(300.1)	126.8	(53.9)	495.9
Total performance fees	294.9	542.4	867.9	1,162.9
Investment income (loss)
Realized	2.8	29.9	11.7	29.9
Unrealized	6.4	(6.2)	4.3	(0.1)
Total investment income	9.2	23.7	16.0	29.8
Interest and other income	4.9	3.7	10.9	7.5
Interest and other income of Consolidated Funds	257.0	243.7	483.3	494.4
Revenue of a consolidated real estate VIE	7.8	8.0	63.0	14.0
Total revenues	856.1	1,138.8	1,992.9	2,286.2
Expenses
Compensation and benefits
Base compensation	128.6	220.5	308.7	425.1
Equity-based compensation	114.3	109.0	204.2	183.2
Performance fee related
Realized	263.5	181.2	406.5	289.9
Unrealized	(91.8)	109.0	81.9	330.6
Total compensation and benefits	414.6	619.7	1,001.3	1,228.8
General, administrative and other expenses	132.8	118.7	249.6	253.0
Interest	14.5	14.5	29.1	26.7
Interest and other expenses of Consolidated Funds	257.0	252.3	494.8	516.3
Interest and other expenses of a consolidated real estate VIE	27.6	42.0	97.6	91.2
Other non-operating expense (income)	(2.9)	(4.6)	(1.8)	25.6
Total expenses	843.6	1,042.6	1,870.6	2,141.6
Other income
Net investment gains of Consolidated Funds	461.6	445.0	967.1	869.0
Income before provision for income taxes	474.1	541.2	1,089.4	1,013.6
Provision for income taxes	6.0	53.8	16.5	69.8
Net income	468.1	487.4	1,072.9	943.8
Net income attributable to non-controlling interests in consolidated entities	370.8	369.7	809.9	694.2
Net income attributable to Carlyle Holdings	97.3	117.7	263.0	249.6
Net income attributable to non-controlling interests in Carlyle Holdings	66.7	98.2	192.9	205.5
Net income attributable to The Carlyle Group L.P.	$30.6	$19.5	$70.1	$44.1

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.42	$0.30	$0.99	$0.74
Diluted	$0.34	$0.27	$0.85	$0.66
Weighted-average common units
Basic	71,781,981	65,138,793	69,744,646	58,855,013
Diluted	306,629,008	70,677,702	303,073,361	65,170,359

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues
Total revenues were $856.1 million for the three months ended June 30, 2015, a decrease of 25% from total revenues for the three months ended June 30, 2014 of $1,138.8 million. The decrease in revenues was primarily attributable to a decrease in performance fees of $247.5 million and a decrease in fund management fees of $35.0 million.
Fund Management Fees. Fund management fees decreased $35.0 million, or 11%, to $282.3 million for the three months ended June 30, 2015 as compared to 2014. In addition, fund management fees from consolidated funds decreased $6.4 million for the three months ended June 30, 2015 as compared to 2014. These fees are eliminated upon consolidation of these funds.
The overall decrease, inclusive of management fees eliminated from consolidated funds, was primarily due to decreases in management fees of approximately $25.8 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $18.8 million in decreased management fees from lower assets under management in our hedge funds, and approximately $8.0 million in lower management fees from AlpInvest, which was driven primarily by the decline of the Euro exchange rate in 2015 as compared to 2014. Offsetting these decreases were approximately $46.3 million of incremental management fees from the commencement of the investment period during 2014 and 2015 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $4.8 million and $33.2 million for the three months ended June 30, 2015 and 2014, respectively. The $28.4 million decrease in transaction and portfolio advisory fees resulted primarily from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2015.
Performance Fees. Performance fees for the three months ended June 30, 2015 were $294.9 million compared to $542.4 million for the three months ended June 30, 2014. In addition, performance fees from consolidated funds decreased $2.9 million for the three months ended June 30, 2015 as compared to 2014. These fees eliminate upon consolidation. The performance fees recorded in the three months ended June 30, 2015 and 2014 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 3% and 5% in total remaining value during the three months ended June 30, 2015 and 2014, respectively. The increase in the fair value of the investments was driven primarily by asset performance and operating projections as well as increases in market comparables. Additionally, the investments in the AlpInvest fund of funds vehicles appreciated by 5% and 7% during the three months ended June 30, 2015 and 2014, respectively. During the second quarter of 2015, the U.S. economy grew at a 2.5% annual rate. U.S. interest rates generally increased since the end of the first quarter of 2015 in response to foreign developments and the increased probability of a Federal Reserve rate hike by the end of 2015. Globally, interest rates increased markedly since the end of the first quarter of 2015, partly attributable to the crisis in Greece, but mostly due to improved economic performance. Further, the improved outlook in Europe also led to an increase in the foreign exchange value of the Euro which rose by as much as 10% relative to its first quarter of 2015 lows against the U.S. dollar. Amongst these favorable market conditions, our public carry fund portfolio appreciated 3% in the three months ended June 30, 2015, while our private carry fund portfolio also appreciated 3%.
During the three months ended June 30, 2014, Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the AlpInvest fund of funds vehicles, exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time, resulting in performance fees attributable to those vehicles of $83.4 million. In subsequent periods, those performance fees reversed when the vehicles fell below the performance threshold. See "- Key Financial Measures - Revenues - Performance Fees" for information on the allocation of performance fees derived from AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.
Approximately $266.9 million and $311.5 million of performance fees for the three months ended June 30, 2015 and 2014, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended June 30, 2015 and 2014 were $3.7 million and $44.9 million for the Global Market Strategies segment, $(20.3) million and $60.1 million for the Real Assets segment, and $44.6 million and $125.9 million for the Investment Solutions segment, respectively. Further, approximately $168.6 million of our performance fees for the three months ended June 30, 2015 were related to CP V, CAGP IV, CEP III, CRP VI, and Energy III, while $211.8 million of our performance fees for the three months ended June 30, 2014 were related to CP V, CEP III, and CAP II.

Investment Income. Investment income of $9.2 million for the three months ended June 30, 2015 decreased $14.5 million from investment income of $23.7 million for the three months ended June 30, 2014. The decrease in investment income from 2014 to 2015 relates primarily to a $22.5 million investment gain associated with the sale of a European real estate investment that was recorded during the three months ended June 30, 2014, and an increase in investment loss from 2014 to 2015 of $3.6 million from the investment in NGP, primarily from lower earnings allocated from the investment in NGP Management. Those changes were partially offset by investment income in 2015 of $4.9 million versus investment losses in 2014 of $10.4 million on certain other European real estate investments.
Interest and Other Income. Interest and other income increased $1.2 million to $4.9 million for the three months ended June 30, 2015, as compared to $3.7 million for 2014.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $257.0 million for the three months ended June 30, 2015, an increase of $13.3 million from $243.7 million for the three months ended June 30, 2014. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The increase from 2014 to 2015 is due primarily to higher interest and other income of $27.5 million from the consolidated CLOs. The increase was partially offset by lower interest and dividend income of $17.0 million from the consolidated hedge funds. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $7.8 million for the three months ended June 30, 2015, a decrease of $0.2 million as compared to $8.0 million in 2014.
Expenses
Expenses were $843.6 million for the three months ended June 30, 2015, a decrease of $199.0 million from $1,042.6 million for the three months ended June 30, 2014. The decrease primarily is due to a $205.1 million decrease in total compensation and benefits.
Total compensation and benefits for the three months ended June 30, 2015 decreased $205.1 million, or 33%, from $619.7 million for the three months ended June 30, 2014 to $414.6 million for the three months ended June 30, 2015. The decrease in total compensation and benefits primarily reflects a decrease in performance fee related compensation expense of $118.5 million and a decrease in base compensation expense of $91.9 million. These decreases were partially offset by an increase in equity-based compensation expense of $5.3 million.
Compensation and Benefits. Base compensation and benefits decreased $91.9 million, or 42%, for the three months ended June 30, 2015 as compared to 2014. The decrease primarily relates to lower expense associated with employment-related contingent consideration arrangements of $63.6 million, primarily related to our hedge funds. On June 30, 2015, the Partnership restructured the agreements relating to the original acquisition of Vermillion. As a result of the restructuring, the Partnership’s economic interest in Vermillion increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest.  As a result of the restructuring, the estimated value of the employment-based contingent consideration liability decreased by $46.3 million. The remaining decrease in expense from employment-related contingent consideration was due to updated assumptions used to determine the expected payment of the contingent consideration. Additionally, the decrease in base compensation and benefits was due to reductions in bonus accruals in certain business segments, foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014.
Equity-based compensation increased $5.3 million for the three months ended June 30, 2015 as compared to 2014. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015.

Performance fee related compensation expense decreased $118.5 million for the three months ended June 30, 2015 as compared to 2014. Performance fee related compensation as a percentage of performance fees was 58% and 54% for the three months ended June 30, 2015 and 2014, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 58% for the three months ended June 30, 2015, is higher than 54% for the three months ended June 30, 2014, primarily due to our Investment Solutions segment and our Legacy Energy funds in our Real Assets segment.

General, Administrative and Other Expenses. General, administrative and other expenses increased $14.1 million for the three months ended June 30, 2015 as compared to 2014. This increase was driven primarily by $6.2 million of higher external fundraising costs in 2015 as compared to 2014, primarily related to our second energy mezzanine fund, as well as negative foreign currency adjustments and higher professional fees and real estate costs.
Interest. Interest expense for the three months ended June 30, 2015 and 2014 was $14.5 million.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $4.7 million for the three months ended June 30, 2015 as compared to 2014. This increase is primarily due to an increase in interest expense on the consolidated CLOs, partially offset by a decrease in interest expense and other expenses on the consolidated hedge funds. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $27.6 million and $42.0 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $14.4 million. The decrease was due primarily to $12.3 million lower expense in 2015 as compared to 2014 associated with the fair value measurement of Urbplan's loans. The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Other Non-operating (Income) Expenses. Other non-operating income of $2.9 million for the three months ended June 30, 2015 compares to other non-operating income of $4.6 million for the three months ended June 30, 2014. For the periods presented, this caption represents the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. The estimated fair value of the contingent consideration declined in both periods based on management’s assumptions in the probability-weighted discounted cash flow models used to estimate the fair value at such time. The contingent consideration arrangements are primarily associated with the Partnership’s hedge fund acquisitions.

Net Investment Gains of Consolidated Funds
For the three months ended June 30, 2015, net investment gains of Consolidated Funds were $461.6 million as compared to $445.0 million for the three months ended June 30, 2014. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended June 30,
	2015	2014
	(Dollars in millions)
Realized gains	$209.5	$213.9
Net change in unrealized losses	305.9	279.1
Total gains (losses)	515.4	493.0
Losses from liabilities of CLOs	(54.1)	(48.0)
Gains on other assets of CLOs	0.3	—
Total	$461.6	$445.0
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the three months ended June 30, 2015 and 2014 were due to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $594.4 million and $499.2 million, respectively, net investment gains (losses) attributable to the consolidated hedge funds and other consolidation funds of $(151.2) million and $20.5 million, respectively, and the net appreciation (depreciation) of CLOs of $18.4 million and $(74.7) million, respectively.

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $370.8 million for the three months ended June 30, 2015 as compared to $369.7 million for the three months ended June 30, 2014. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
For the three months ended June 30, 2015, the net income of our Consolidated Funds was approximately $408.9 million. This income was substantially due to the net income of the consolidated AlpInvest fund of funds vehicles, partially offset by net losses on the consolidated hedge funds and CLOs. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $577.9 million for the three months ended June 30, 2015. The net losses from the consolidated hedge funds and CLOs were $162.6 million and $6.6 million, respectively, for the three months ended June 30, 2015.
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
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $30.6 million for the three months ended June 30, 2015 as compared to $19.5 million for the three months ended June 30, 2014. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 24% and 21% as of June 30, 2015 and 2014, respectively). Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $9.0 million and $(7.1) million for the three months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues
Total revenues were $1,992.9 million for the six months ended June 30, 2015, a decrease of 13% from total revenues for the six months ended June 30, 2014 of $2,286.2 million. The decrease in revenues was primarily attributable to a decrease in performance fees of $295.0 million.
Fund Management Fees. Fund management fees decreased $25.8 million, or 4%, to $551.8 million for the six months ended June 30, 2015 as compared to 2014. In addition, fund management fees from consolidated funds decreased $11.6 million for the six months ended June 30, 2015 as compared to 2014. These fees are eliminated upon consolidation of these funds.
The overall decrease, inclusive of management fees eliminated from consolidated funds, was primarily due to decreases in management fees of approximately $53.8 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $31.4 million in decreased management fees from lower assets under management in our hedge funds, and approximately $12.6 million in lower management fees from AlpInvest, which was driven by the decline of the Euro exchange rate in 2015 as compared to 2014. Offsetting these decreases were approximately $96.8 million of incremental management fees from the commencement of the investment period during 2014 and 2015 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $12.4 million and $40.2 million for the six months ended June 30, 2015 and 2014, respectively. The $27.8 million decrease in transaction and portfolio advisory fees resulted primarily from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2015.
Performance Fees. Performance fees for the six months ended June 30, 2015 were $867.9 million compared to $1,162.9 million for the six months ended June 30, 2014. In addition, performance fees from consolidated funds decreased $18.9 million for the six months ended June 30, 2015 as compared to 2014. These fees eliminate upon consolidation. The performance fees recorded in the six months ended June 30, 2015 and 2014 were due principally to increases in the fair value of the underlying carry funds, which increased approximately 9% and 11% in total remaining value during the six months ended June 30, 2015 and 2014, respectively. The increase in the fair value of the investments was driven primarily by asset performance and operating projections as well as increases in market comparables. Additionally, the investments in the AlpInvest fund of funds vehicles appreciated by 19% and 14% during the six months ended June 30, 2015 and 2014, respectively. During the first half of 2015, the U.S. economy grew at a 2.5% annual rate after contracting at a 0.2% annual rate in the first quarter of 2015. U.S. interest rates generally increased since the end of the first quarter of 2015 in response to foreign developments and the increased probability of a Federal Reserve rate hike by the end of 2015. Globally, interest rates increased markedly since the end of the first quarter of 2015, partly attributable to the crisis in Greece, but mostly due to improved economic performance. Further, the improved outlook in Europe also led to an increase in the foreign exchange value of the Euro which rose by as much as 10% relative to its first quarter of 2015 lows against the U.S. dollar. Amongst these favorable market conditions, our public carry fund portfolio appreciated 17% in the six months ended June 30, 2015, while our private carry fund portfolio appreciated 5% for an aggregate of 9% for the six months ended June 30, 2015.
Also, performance fees in 2014 include $53.4 million of incentive fees from the hedge funds, the majority of which were reversed later in 2014. The asset weighted performance of our reported hedge funds was (4.3)% in the six months ended June 30, 2015, and the hedge funds largely remain below their high-water mark. As a result, we recognized an insignificant amount of incentive fees during the six months ended June 30, 2015.
Also, during the six months ended June 30, 2014, Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the AlpInvest fund of funds vehicles, exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time, resulting in performance fees attributable to those vehicles of $83.4 million. In subsequent periods, those performance fees reversed when the vehicles fell below the performance threshold. See "- Key Financial Measures - Revenues - Performance Fees" for information on the allocation of performance fees derived from AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.
Approximately $780.2 million and $764.7 million of performance fees for the six months ended June 30, 2015 and 2014, respectively, were generated by our Corporate Private Equity segment. Performance fees for the six months ended June 30, 2015 and 2014 were $22.4 million and $111.0 million for the Global Market Strategies segment, $(28.8) million and $76.9 million for the Real Assets segment, and $94.1 million and $210.3 million for the Investment Solutions segment, respectively. Further, approximately $336.1 million of our performance fees for the six months ended June 30, 2015 were related to CP V, CEP III, and Energy III, while $682.4 million of our performance fees for the six months ended June 30, 2014 were related to CP V and CEP III.

Investment Income. Investment income of $16.0 million for the six months ended June 30, 2015 decreased $13.8 million from investment income of $29.8 million for the six months ended June 30, 2014. The decrease in investment income from 2014 to 2015 relates primarily to a $22.5 million investment gain associated with the sale of a European real estate investment that was recorded during the six months ended June 30, 2014, and an increase in investment loss from 2014 to 2015 of $17.8 million from the investment in NGP, primarily from losses from our earnings allocation from NGP X's investments and performance fees. Those changes were partially offset by investment income in 2015 of $6.4 million versus investment losses in 2014 of $23.1 million on certain other European real estate investments.
Interest and Other Income. Interest and other income increased $3.4 million to $10.9 million for the six months ended June 30, 2015, as compared to $7.5 million for 2014.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $483.3 million for the six months ended June 30, 2015, a decrease of $11.1 million from $494.4 million for the six months ended June 30, 2014. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The decrease from 2014 to 2015 is due primarily to lower interest and dividend income of $34.1 million from the consolidated hedge funds and lower interest and dividend income of $10.7 million from the consolidated fund of funds vehicles. These decreases were partially offset by an increase in interest income from the consolidated CLOs of $30.4 million. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $63.0 million for the six months ended June 30, 2015, an increase of $49.0 million as compared to $14.0 million in 2014. The increase was due primarily to Urbplan completing more land development projects in 2015 as compared to 2014. Urbplan recognizes revenue for land development services under the completed contract method.

Expenses
Expenses were $1,870.6 million for the six months ended June 30, 2015, a decrease of $271.0 million from $2,141.6 million for the six months ended June 30, 2014. The decrease primarily is due to decreases in total compensation and benefits, other non-operating (income) expenses, and interest and other expenses of consolidated funds, which decreased $227.5 million, $27.4 million, and $21.5 million, respectively.
Total compensation and benefits for the six months ended June 30, 2015 decreased $227.5 million, or 19%, from $1,228.8 million for the six months ended June 30, 2014 to $1,001.3 million for the six months ended June 30, 2015. The decrease in total compensation and benefits primarily reflects a decrease in base compensation expense of $116.4 million and a decrease in performance fee related compensation expense of $132.1 million. These decreases were partially offset by an increase in equity-based compensation expense of $21.0 million.
Compensation and Benefits. Base compensation and benefits decreased $116.4 million, or 27%, for the six months ended June 30, 2015 as compared to 2014. The decrease primarily relates to lower expense associated with employment-related contingent consideration arrangements of $84.8 million, primarily related to our hedge funds. On June 30, 2015, the Partnership restructured the agreements relating to the original acquisition of Vermillion. As a result of the restructuring, the Partnership’s economic interest in Vermillion increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest.  As a result of the restructuring, the estimated value of the employment-based contingent consideration liability decreased by $46.3 million. The remaining decrease in expense from employment-related contingent consideration was due to updated assumptions used to determine the expected payment of the contingent consideration for the hedge fund acquisitions. Additionally, the decrease in base compensation and benefits was due to reductions in direct headcount, foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014.
Equity-based compensation increased $21.0 million for the six months ended June 30, 2015 as compared to 2014. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015. Also contributing to the increase in equity-based compensation was a decrease to the estimated forfeiture rates during the first quarter of 2015, which resulted in a cumulative catch-up of expense associated with this change of estimate of $7.5 million for 2015.

Performance fee related compensation expense decreased $132.1 million for the six months ended June 30, 2015 as compared to 2014. Performance fee related compensation as a percentage of performance fees was 56% and 53% for the six months ended June 30, 2015 and 2014, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 56% for the six months ended June 30, 2015, is higher than 53% for the six months ended June 30, 2014, primarily due to our Investment Solutions segment and our Legacy Energy funds within our Real Assets segment.
General, Administrative and Other Expenses. General, administrative and other expenses decreased $3.4 million for the six months ended June 30, 2015 as compared to 2014. This decrease was driven primarily by lower intangible asset impairment losses in 2015 as compared to 2014; impairment losses were $11.8 million and $24.6 million for the six months ended June 30, 2015 and 2014, respectively. As discussed in Note 7 to the condensed consolidated financial statements, we evaluate for impairment intangible assets and could record additional impairment losses in future periods. The decrease was partially offset by negative foreign currency adjustments resulting in $10.0 million of higher expense in 2015 as compared to 2014, and increases in professional fees and real estate costs.
Interest. Interest expense for the six months ended June 30, 2015 was $29.1 million, an increase of $2.4 million from 2014.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $21.5 million for the six months ended June 30, 2015 as compared to 2014. This decrease is primarily due to lower interest expense on the consolidated hedge funds, partially offset by higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $97.6 million and $91.2 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $6.4 million. The increase was due primarily to Urbplan completing more land development projects in 2015 as compared to 2014, resulting in an increase in the costs of services rendered of $26.7 million from 2014 to 2015. This increase was partially offset by $16.7 million lower expense in 2015 as compared to 2014 associated with the fair value measurement of Urbplan's loans. The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Other Non-operating (Income) Expenses. Other non-operating income of $1.8 million for the six months ended June 30, 2015 compares to other non-operating expense of $25.6 million for the six months ended June 30, 2014. For the periods presented, this caption represents the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. The estimated fair value of the contingent consideration increased in the first half of 2014, based on management’s assumptions in the probability-weighted discounted cash flow models used to estimate the fair value at such time. The contingent consideration arrangements are primarily associated with the Partnership’s hedge fund acquisitions. The estimated fair value of the contingent consideration increased significantly in the first half of 2014 but subsequently declined during the remainder of 2014 in a manner consistent with the performance of the hedge funds in 2014. The estimated fair value of contingent consideration associated with the acquisitions continued to decline in 2015, resulting in the recognition of other non-operating income for the first half of 2015.

Net Investment Gains of Consolidated Funds
For the six months ended June 30, 2015, net investment gains of Consolidated Funds were $967.1 million as compared to $869.0 million for the six months ended June 30, 2014. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Realized gains	$434.1	$946.2
Net change in unrealized losses	641.8	35.7
Total gains (losses)	1,075.9	981.9
Losses from liabilities of CLOs	(109.6)	(113.1)
Gains on other assets of CLOs	0.8	0.2
Total	$967.1	$869.0
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the six months ended June 30, 2015 and 2014 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $1,072.9 million and $877.7 million, respectively, net investment gains (losses) attributable to the consolidated hedge funds of $(49.0) million and $130.7 million, respectively, net investment losses attributable to other consolidated funds of $32.5 million and $8.3 million, and the net depreciation of CLOs of $24.3 million and $131.1 million, respectively.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $809.9 million for the six months ended June 30, 2015 as compared to $694.2 million for the six months ended June 30, 2014. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.

For the six months ended June 30, 2015, the net income of our Consolidated Funds was approximately $850.2 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, partially offset by net losses on the consolidated hedge funds, consolidated CLOs and other consolidated funds. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $1,026.6 million for the six months ended June 30, 2015. The net loss from the consolidated hedge funds, consolidated CLOs and other consolidated funds was $87.1 million, $55.1 million, and $34.2 million, respectively, for the six months ended June 30, 2015.
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
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $70.1 million for the six months ended June 30, 2015 as compared to $44.1 million for the six months ended June 30, 2014. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 24% and 21% as of June 30, 2015 and 2014, respectively). Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $14.6 million and $(3.3) million for the six months ended June 30, 2015 and 2014, respectively.
Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2015 and 2014. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$310.8	$317.8	$607.4	$605.6
Portfolio advisory fees, net	3.5	3.7	9.3	7.5
Transaction fees, net	1.3	29.5	3.1	32.7
Total fund level fee revenues	315.6	351.0	619.8	645.8
Performance fees
Realized	597.0	410.8	918.7	660.2
Unrealized	(265.6)	138.3	14.9	494.0
Total performance fees	331.4	549.1	933.6	1,154.2
Investment income (loss)
Realized	6.1	11.5	(75.9)	16.8
Unrealized	4.9	(16.2)	58.9	(29.4)
Total investment income (loss)	11.0	(4.7)	(17.0)	(12.6)
Interest and other income	5.1	4.7	11.6	9.2
Total revenues	663.1	900.1	1,548.0	1,796.6
Segment Expenses
Compensation and benefits
Direct base compensation	118.0	131.2	239.9	257.9
Indirect base compensation	40.0	47.2	91.0	93.3
Equity-based compensation	27.9	19.5	60.2	33.5
Performance fee related
Realized	264.3	179.5	407.6	288.8
Unrealized	(82.1)	136.2	95.0	335.6
Total compensation and benefits	368.1	513.6	893.7	1,009.1
General, administrative, and other indirect expenses	94.2	77.0	160.7	148.7
Depreciation and amortization expense	6.7	5.6	12.2	11.0
Interest expense	14.5	14.5	29.1	26.7
Total expenses	483.5	610.7	1,095.7	1,195.5
Economic Net Income	$179.6	$289.4	$452.3	$601.1
(-) Net Performance Fees	149.2	233.4	431.0	529.8
(-) Investment Income (Loss)	11.0	(4.7)	(17.0)	(12.6)
(+) Equity-based Compensation	27.9	19.5	60.2	33.5
(=) Fee Related Earnings	$47.3	$80.2	$98.5	$117.4
(+) Realized Net Performance Fees	332.7	231.3	511.1	371.4
(+) Realized Investment Income (Loss)	6.1	11.5	(75.9)	16.8
(=) Distributable Earnings	$386.1	$323.0	$533.7	$505.6

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income before provision for income taxes	$474.1	$541.2	$1,089.4	$1,013.6
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	88.6	91.0	147.6	153.4
Acquisition related charges and amortization of intangibles	(2.3)	62.0	38.3	142.1
Other non-operating (income) expense	(2.9)	(4.6)	(1.8)	25.6
Tax expense associated with performance fee compensation	(9.1)	(28.3)	(14.3)	(38.5)
Net income attributable to non-controlling interests in consolidated entities	(370.8)	(369.7)	(809.9)	(694.2)
Other adjustments	2.0	(2.2)	3.0	(0.9)
Economic Net Income	$179.6	$289.4	$452.3	$601.1
Net performance fees(1)	149.2	233.4	431.0	529.8
Investment income (loss)(1)	11.0	(4.7)	(17.0)	(12.6)
Equity-based compensation	27.9	19.5	60.2	33.5
Fee Related Earnings	$47.3	$80.2	$98.5	$117.4
Realized performance fees, net of related compensation	332.7	231.3	511.1	371.4
Realized investment income (loss)(1)	6.1	11.5	(75.9)	16.8
Distributable Earnings	$386.1	$323.0	$533.7	$505.6

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$595.0	$2.0	$597.0
Unrealized	(300.1)	34.5	(265.6)
Total performance fees	294.9	36.5	331.4
Performance fee related compensation expense
Realized	263.5	0.8	264.3
Unrealized	(91.8)	9.7	(82.1)
Total performance fee related compensation expense	171.7	10.5	182.2
Net performance fees
Realized	331.5	1.2	332.7
Unrealized	(208.3)	24.8	(183.5)
Total net performance fees	$123.2	$26.0	$149.2
Investment income (loss)
Realized	$2.8	$3.3	$6.1
Unrealized	6.4	(1.5)	4.9
Investment income (loss)	$9.2	$1.8	$11.0

	Six Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$921.8	$(3.1)	$918.7
Unrealized	(53.9)	68.8	14.9
Total performance fees	867.9	65.7	933.6
Performance fee related compensation expense
Realized	406.5	1.1	407.6
Unrealized	81.9	13.1	95.0
Total performance fee related compensation expense	488.4	14.2	502.6
Net performance fees
Realized	515.3	(4.2)	511.1
Unrealized	(135.8)	55.7	(80.1)
Total net performance fees	$379.5	$51.5	$431.0
Investment income (loss)
Realized	$11.7	$(87.6)	$(75.9)
Unrealized	4.3	54.6	58.9
Investment income (loss)	$16.0	$(33.0)	$(17.0)

	Three Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$415.6	$(4.8)	$410.8
Unrealized	126.8	11.5	138.3
Total performance fees	542.4	6.7	549.1
Performance fee related compensation expense
Realized	181.2	(1.7)	179.5
Unrealized	109.0	27.2	136.2
Total performance fee related compensation expense	290.2	25.5	315.7
Net performance fees
Realized	234.4	(3.1)	231.3
Unrealized	17.8	(15.7)	2.1
Total net performance fees	$252.2	$(18.8)	$233.4
Investment income (loss)
Realized	$29.9	$(18.4)	$11.5
Unrealized	(6.2)	(10.0)	(16.2)
Total investment income (loss)	$23.7	$(28.4)	$(4.7)

	Six Months Ended June 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$667.0	$(6.8)	$660.2
Unrealized	495.9	(1.9)	494.0
Total performance fees	1,162.9	(8.7)	1,154.2
Performance fee related compensation expense
Realized	289.9	(1.1)	288.8
Unrealized	330.6	5.0	335.6
Total performance fee related compensation expense	620.5	3.9	624.4
Net performance fees
Realized	377.1	(5.7)	371.4
Unrealized	165.3	(6.9)	158.4
Total net performance fees	$542.4	$(12.6)	$529.8
Investment income (loss)
Realized	$29.9	$(13.1)	$16.8
Unrealized	(0.1)	(29.3)	(29.4)
Total investment income (loss)	$29.8	$(42.4)	$(12.6)

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

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$178.2	$207.7	$467.2	$466.1
Global Market Strategies	—	44.4	9.6	100.6
Real Assets	1.0	23.0	(32.4)	6.5
Investment Solutions	0.4	14.3	7.9	27.9
Economic Net Income (Loss)	$179.6	$289.4	$452.3	$601.1
Distributable Earnings
Corporate Private Equity	$345.1	$262.2	$539.0	$409.9
Global Market Strategies	4.0	22.4	12.5	44.7
Real Assets	36.6	26.1	(25.1)	28.1
Investment Solutions	0.4	12.3	7.3	22.9
Distributable Earnings	$386.1	$323.0	$533.7	$505.6

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$156.7	$147.2	$291.0	$277.0
Portfolio advisory fees, net	3.3	3.3	8.5	6.8
Transaction fees, net	1.3	29.4	2.8	32.6
Total fund level fee revenues	161.3	179.9	302.3	316.4
Performance fees
Realized	536.5	387.7	842.5	622.4
Unrealized	(269.8)	(76.2)	(69.1)	136.7
Total performance fees	266.7	311.5	773.4	759.1
Investment income
Realized	8.3	2.0	11.0	3.9
Unrealized	0.7	4.0	8.1	9.4
Total investment income	9.0	6.0	19.1	13.3
Interest and other income	2.7	1.8	5.9	4.0
Total revenues	439.7	499.2	1,100.7	1,092.8
Segment Expenses
Compensation and benefits
Direct base compensation	56.5	62.9	110.2	122.4
Indirect base compensation	21.5	25.5	47.8	47.5
Equity-based compensation	15.3	10.1	32.6	17.2
Performance fee related
Realized	237.2	172.4	374.2	273.7
Unrealized	(117.5)	(27.8)	(21.8)	72.7
Total compensation and benefits	213.0	243.1	543.0	533.5
General, administrative, and other indirect expenses	37.8	37.7	69.5	73.1
Depreciation and amortization expense	3.0	2.7	5.7	5.4
Interest expense	7.7	8.0	15.3	14.7
Total expenses	261.5	291.5	633.5	626.7
Economic Net Income	$178.2	$207.7	$467.2	$466.1
(-) Net Performance Fees	147.0	166.9	421.0	412.7
(-) Investment Income	9.0	6.0	19.1	13.3
(+) Equity-based Compensation	15.3	10.1	32.6	17.2
(=) Fee Related Earnings	$37.5	$44.9	$59.7	$57.3
(+) Realized Net Performance Fees	299.3	215.3	468.3	348.7
(+) Realized Investment Income	8.3	2.0	11.0	3.9
(=) Distributable Earnings	$345.1	$262.2	$539.0	$409.9

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Total fee revenues were $161.3 million for the three months ended June 30, 2015, representing a decrease of $18.6 million, or 10%, from the three months ended June 30, 2014. This decrease primarily reflects a $28.1 million decrease in transaction fees. This decrease is partially offset by a $9.5 million increase in fund management fees. The decrease in transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2015. The increase in fund management fees is primarily due to an increase in catch-up management fees of $10.0 million in 2015 as compared to 2014. The increase in catch-up management fees was driven by subsequent closings in the second quarter of 2015 for CEP IV, our third Europe growth technology fund ("CETP III"), and our third Japan buyout fund ("CJP III"), as compared to subsequent closings for CAP IV and our second global financial services fund ("CGFSP II") in the second quarter of 2014. The weighted-average management fee rate on funds in the investment period slightly increased to 1.43% at June 30, 2015 from 1.42% at June 30, 2014. The total weighted-average management fee rate increased from 1.18% at June 30, 2014 to 1.24% at June 30, 2015. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates.

Interest and other income was $2.7 million for the three months ended June 30, 2015, an increase from $1.8 million for the three months ended June 30, 2014.

Total compensation and benefits was $213.0 million and $243.1 million for the three months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $119.7 million and $144.6 million, or 45% and 46% of performance fees, for the three months ended June 30, 2015 and 2014, respectively.

Direct and indirect base compensation expense decreased $10.4 million for the three months ended June 30, 2015, or 12% less than the three months ended June 30, 2014. The decrease is primarily due to reductions in headcount, foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014.

Equity-based compensation was $15.3 million for the three months ended June 30, 2015, an increase from $10.1 million for the three months ended June 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015.
General, administrative and other indirect expenses increased $0.1 million for the three months ended June 30, 2015 as compared to 2014. The increase is due primarily to due to negative foreign currency adjustments and higher real estate costs, partially offset by a decrease of $1.2 million in external costs associated with fundraising activities.
Depreciation and amortization expense was $3.0 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively.
Interest expense decreased $0.3 million for the three months ended June 30, 2015 as compared to 2014.
Economic Net Income. ENI was $178.2 million for the three months ended June 30, 2015, reflecting a 14% decrease as compared to ENI of $207.7 million for the three months ended June 30, 2014. The decrease in ENI for the three months ended June 30, 2015 primarily was due to a decrease in net performance fees of $19.9 million and a decrease in fee related earnings of $7.4 million.
Fee Related Earnings. Fee related earnings were $37.5 million for the three months ended June 30, 2015, as compared to $44.9 million for the three months ended June 30, 2014, representing a decrease of $7.4 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $18.6 million, which was partially offset by a decrease in direct and indirect base compensation of $10.4 million.

Performance Fees. Performance fees decreased $44.8 million for the three months ended June 30, 2015 as compared to 2014. Performance fees of $266.7 million and $311.5 million are inclusive of performance fees reversed of approximately $6.9 million and $59.3 million during the three months ended June 30, 2015 and 2014, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Buyout funds	$173.7	$257.1	4%	5%
Growth Capital funds	93.0	54.4	11%	13%
Total	$266.7	$311.5	5%	5%
The $266.7 million in performance fees for the three months ended June 30, 2015 was driven primarily by performance fees recognized for CP V, CAGP IV, CEP III, our first global financial services fund ("CGFSP I"), and our third Asian buyout fund ("CAP III") of $84.0 million, $54.3 million, $34.2 million, $24.2 million, and $23.6 million, respectively. Comparatively, the $311.5 million in performance fees for the three months ended June 30, 2014 was driven primarily by performance fees for CEP III, CP V, and CAP II of $176.8 million, $90.2 million, and $(49.5) million, respectively.
During the three months ended June 30, 2015, net performance fees were $147.0 million or 55% of performance fees and $19.9 million less than the net performance fees recognized during the three months ended June 30, 2014.

Investment Income. Investment income for the three months ended June 30, 2015 was $9.0 million compared to $6.0 million for the three months ended June 30, 2014. The increase in investment income from 2014 to 2015 relates primarily to appreciation on investments in certain Europe and Asia buyout funds.
Distributable Earnings. Distributable earnings increased $82.9 million for the three months ended June 30, 2015 to $345.1 million from $262.2 million for the same period in 2014. This increase reflects an increase in realized net performance fees of $84.0 million and an increase in realized investment income of $6.3 million. These increases were partially offset by a decrease in fee related earnings of $7.4 million

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Total fee revenues were $302.3 million for the six months ended June 30, 2015, representing a decrease of $14.1 million, or 4%, from the six months ended June 30, 2014. This decrease reflects a $29.8 million decrease in transaction fees. This decrease is partially offset by a $14.0 million increase in fund management fees and an increase in portfolio advisory fees of $1.7 million. The decrease in transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2015. The increase in fund management fees is primarily due to an increase in catch-up management fees of $16.1 million in the first half of 2015 as compared to 2014. The increase in catch-up management fees was driven primarily by subsequent closings in 2015 from CEP IV, CETP III, and CJP III, as compared to subsequent closings in 2014 from CAP IV and CGFSP II. The weighted-average management fee rate on funds in the investment period slightly increased to 1.43% at June 30, 2015 from 1.42% at June 30, 2014. The total weighted-average management fee rate increased from 1.18% at June 30, 2014 to 1.24% at June 30, 2015. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates.

Interest and other income was $5.9 million for the six months ended June 30, 2015, an increase from $4.0 million for the six months ended June 30, 2014.

Total compensation and benefits was $543.0 million and $533.5 million for the six months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $352.4 million and $346.4 million, or 46% and 46% of performance fees, for the six months ended June 30, 2015 and 2014, respectively.

Direct and indirect base compensation expense decreased $11.9 million for the six months ended June 30, 2015, or 7% less than the six months ended June 30, 2014. The decrease is primarily due to reductions in direct headcount, foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014. These decreases were partially offset by an increase in compensation costs related to fundraising activities of approximately $3.3 million, primarily related to fundraising for our second U.S. mid-market buyout fund ("CEOF II"). Further, we have not yet commenced charging management fees on CEOF II.

Equity-based compensation was $32.6 million for the six months ended June 30, 2015, an increase from $17.2 million for the six months ended June 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the six months ended June 30, 2015.
General, administrative and other indirect expenses decreased $3.6 million for the six months ended June 30, 2015 as compared to 2014. The decrease is primarily due to a decrease in external costs associated with fundraising activities in 2015 as compared to 2014 of $9.1 million, primarily related to CEP IV, partially offset by negative foreign currency adjustments and higher professional fees and real estate costs.
Depreciation and amortization expense was $5.7 million for the six months ended June 30, 2015, an increase from $5.4 million in 2014.
Interest expense increased $0.6 million for the six months ended June 30, 2015 as compared to 2014.
Economic Net Income. ENI was $467.2 million for the six months ended June 30, 2015 as compared to ENI of $466.1 million for the six months ended June 30, 2014, representing an increase of $1.1 million. The increase in ENI for the six months ended June 30, 2015 was due to an increase in net performance fees of $8.3 million, an increase in investment income of $5.8 million, and an increase in fee related earnings of $2.4 million. These increases were partially offset by an increase in equity-based compensation of $15.4 million.
Fee Related Earnings. Fee related earnings were $59.7 million for the six months ended June 30, 2015, as compared to $57.3 million for the six months ended June 30, 2014, representing an increase of $2.4 million. The increase in fee related earnings is primarily attributable to a decrease in direct and indirect base compensation of $11.9 million and a decrease in general, administrative and other indirect expenses of $3.6 million. These increases were partially offset by a decrease in fee revenues of $14.1 million.
Performance Fees. Performance fees increased $14.3 million for the six months ended June 30, 2015 as compared to 2014. Performance fees of $773.4 million and $759.1 million are inclusive of performance fees reversed of approximately $0.6 million and $103.4 million during the six months ended June 30, 2015 and 2014, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Buyout funds	$667.5	$708.4	13%	13%
Growth Capital funds	105.9	50.7	15%	14%
Total	$773.4	$759.1	13%	13%
The $773.4 million in performance fees for the six months ended June 30, 2015 was driven primarily by performance fees for CP V, CEP III, our fourth U.S. buyout fund ("CP IV"), CAP III, and CAGP IV of $241.9 million, $193.5 million, $73.5 million, $58.1 million, and $53.6 million, respectively. Comparatively, the $759.1 million in performance fees for the six months ended June 30, 2014 was driven primarily by performance fees for CEP III, CP V, CP IV, and CAP II of $339.3 million, $336.8 million, $52.8 million, and $(80.7) million, respectively.
During the six months ended June 30, 2015, net performance fees were $421.0 million or 54% of performance fees and $8.3 million more than the net performance fees in the six months ended June 30, 2014.

Investment Income. Investment income for the six months ended June 30, 2015 was $19.1 million compared to $13.3 million for the six months ended June 30, 2014. The increase in investment income from 2014 to 2015 relates primarily to continued appreciation on investments in certain U.S. and Asia buyout funds.
Distributable Earnings. Distributable earnings increased $129.1 million for the six months ended June 30, 2015 to $539.0 million from $409.9 million for the same period in 2014. This increase reflects an increase in realized net performance fees of

$119.6 million, an increase in realized investment income of $7.1 million, and an increase in fee related earnings of $2.4 million.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2015	2014
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$24,281	$20,785
Fee-earning AUM based on invested capital	14,730	20,778
Fee-earning AUM based on lower of cost or fair value	1,311	1,478
Total Fee-earning AUM	$40,322	$43,041
Weighted Average Management Fee Rates (2)
All Funds	1.24%	1.18%
Funds in Investment Period	1.43%	1.42%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$39,363	$42,858	$40,249	$43,033
Inflows, including Fee-paying Commitments (1)	1,868	2,157	2,572	2,854
Outflows, including Distributions (2)	(1,106)	(2,009)	(2,069)	(2,895)
Market Appreciation/(Depreciation) (3)	(4)	44	(9)	44
Foreign Exchange and other (4)	201	(9)	(421)	5
Balance, End of Period	$40,322	$43,041	$40,322	$43,041

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $40.3 billion at June 30, 2015, an increase of $0.9 billion, or approximately 2%, compared to $39.4 billion at March 31, 2015. This increase was driven by inflows of $1.9 billion, primarily a result of limited partner commitments raised by CEP IV, CJP III, and CETP III. Offsetting the increase was outflows of $1.1 billion from distributions in several funds outside of the investment period. External commitments raised for CEOF II will not be reflected until its predecessor fund has been fully invested, nor will commitments to our new global buyout fund ("CGP"), which is based on invested equity. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $40.3 billion at June 30, 2015, an increase of $0.1 billion, or less than 1%, compared to $40.2 billion at December 31, 2014. Inflows of $2.6 billion, primarily from limited partner commitments raised by CEP IV, CJP III, and CETP III, in addition to investments in several of our funds based on invested capital. Offsetting the increase were outflows of $2.1 billion for dispositions in our funds outside the original investment period and decreases in foreign exchange of $0.4 billion.
Fee-earning AUM was $40.3 billion at June 30, 2015, a decrease of $2.7 billion, or approximately 6%, compared to $43.0 billion at June 30, 2014. This reflects $4.5 billion in new limited partner commitments raised by CEP IV, CAP IV, CETP III and CJP III, in addition to investments in funds outside of their original investment period.This is offset by $5.7 billion of distributions in various funds outside of their original investment period, a reduction in fee basis from commitment to invested capital due to the expiration of the original investment periods for CEP III and $1.7 billion for decreases in foreign exchange on our non-U.S. dollar funds.

Fee-earning AUM was $43.0 billion at June 30, 2014, an increase of $0.1 billion, or less than 1%, compared to $42.9 billion at March 31, 2014. Inflows of $2.2 billion were primarily a result of limited partner commitments raised by CAP IV, CEP IV, and CGFSP II. This was offset by outflows of $2.0 billion, which includes the corresponding change in basis for CAGP IV, in addition to the impact of distributions in several funds outside of the investment period.

Fee-earning AUM was $43.0 billion at both June 30, 2014 and December 31, 2013. Inflows of $2.9 billion were primarily a result of limited partner commitments raised by CEP IV, CAP IV and CGFSP II. This was offset by outflows of $2.9 billion, which includes the corresponding change in basis for CAGP IV, in addition to distributions in funds outside the investment period.
Total AUM as of and for the Three and Six Months Ended June 30, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$24,839	$39,209	$64,048	$24,439	$40,229	$64,668
Commitments (1)	1,995	—	1,995	3,680	—	3,680
Capital Called, net (2)	(1,152)	1,021	(131)	(2,176)	1,928	(248)
Distributions (3)	130	(4,554)	(4,424)	324	(8,712)	(8,388)
Market Appreciation/(Depreciation) (4)	—	1,729	1,729	—	4,878	4,878
Foreign Exchange and other (5)	138	250	388	(317)	(668)	(985)
Balance, End of Period	$25,950	$37,655	$63,605	$25,950	$37,655	$63,605

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $63.6 billion at June 30, 2015, a decrease of $0.4 billion, or approximately 1%, compared to $64.0 billion as of March 31, 2015. This was primarily driven by net distributions of $4.4 billion and a decrease of $0.4 billion due to foreign exchange. Offsetting the decrease was $2.0 billion in new commitments for several funds, including closes in CEOF II, CEP IV, CJP III, and CETP III, and market appreciation of $1.7 billion. Our portfolio experienced a 5% increase in value over the period, due to a 4% increase across our buyout funds, and an 11% increase across our growth capital funds. The 4% increase in our buyout funds was primarily driven by appreciation in CP V, CEP III and CGFSP I.

Total AUM was $63.6 billion at June 30, 2015, a decrease of $1.1 billion, or approximately 2%, compared to $64.7 billion as of December 31, 2014. This was primarily driven by net distributions of $8.4 billion and a decrease of $1.0 billion due to foreign exchange. Offsetting the decrease was $3.7 billion in new commitments for several funds, including closes in CEOF II, CEP IV, CJP III, and CETP III, and market appreciation of $4.9 billion. Our portfolio experienced a 13% increase in value over the period, due to a 13% increase across our buyout funds, and a 15% increase across our growth capital funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2015, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2015					Inception to June 30, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,172.0	2.4x	17%	13%	$6,827.6	$17,297.8	2.5x	18%
CP V	5/2007	$13,719.7	$13,001.4	$25,732.8	2.0x	20%	15%	$6,846.0	$17,862.2	2.6x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€4,061.1	2.0x	37%	20%	€1,489.4	€3,584.5	2.4x	55%
CEP III	12/2006	€5,294.9	€4,988.6	€10,611.2	2.1x	20%	15%	€3,054.7	€7,861.2	2.6x	23%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,633.6	$2,765.8	1.7x	10%	7%	$720.0	$2,131.6	3.0x	24%
CAP III	5/2008	$2,551.6	$2,527.3	$4,189.7	1.7x	18%	12%	$1,190.6	$2,378.8	2.0x	22%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥140,653.4	3.0x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥186,834.3	1.3x	6%	2%	¥64,306.1	¥92,064.2	1.4x	8%
CGFSP I	9/2008	$1,100.2	$1,052.5	$2,030.2	1.9x	21%	14%	$312.8	$747.7	2.4x	27%
CETP II	2/2007	€521.6	€435.7	€1,011.6	2.3x	26%	17%	€216.9	€791.8	3.7x	34%
CAGP IV	6/2008	$1,041.4	$807.3	$1,285.4	1.6x	17%	9%	$155.0	$379.3	2.4x	33%
All Other Funds (9)	Various		$3,671.6	$5,792.5	1.6x	17%	7%	$2,910.7	$4,878.1	1.7x	20%
Coinvestments and Other (10)	Various		$8,187.7	$20,880.5	2.6x	36%	33%	$5,891.1	$17,817.5	3.0x	36%
Total Fully Invested Funds			$55,493.6	$120,134.0	2.2x	27%	19%	$38,074.5	$98,083.2	2.6x	29%
Funds in the Investment Period (6)
CP VI (12)	5/2012	$13,000.0	$4,278.6	$4,513.6	1.1x	NM	NM
CEP IV (12)	8/2013	€3,083.4	€319.1	€310.5	1.0x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$1,014.0	$1,122.7	1.1x	NM	NM
CEOF I	5/2011	$1,119.1	$895.3	$1,394.4	1.6x	32%	22%
CGFSP II (12)	4/2013	$1,000.0	$305.7	$348.1	1.1x	NM	NM
All Other Funds (11)	Various		$1,308.7	$1,320.1	1.0x	1%	(11)%
Total Funds in the Investment Period			$8,158.3	$9,045.2	1.1x	10%	(2)%	$197.5	$622.5	3.2x	76%
TOTAL CORPORATE PRIVATE EQUITY (13)			$63,651.9	$129,179.2	2.0x	27%	19%	$38,272.0	$98,705.7	2.6x	29%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CJP III, CGP, CSABF, CSSAF, CBPF, CPF I, CCI, and CETP III.

(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, and August 2013 for CEP IV.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2015
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$11,253.7	1.9x	2.0x	95%	X	X	100%	Jun-07	33	May-13
CEP III	€4,234.9	2.3x	2.1x	94%	X	X	100%	Jul-07	32	Dec-12
CP VI	$4,243.0	1.0x	1.1x	33%			100%	Jun-13	9	May-18
CAP III	$2,011.5	1.4x	1.7x	99%	X	X	100%	Jun-08	29	May-14
CP IV	$1,288.3	1.4x	2.4x	97%	X	X	80%	Apr-05	41	Dec-10
CGFSP I	$1,212.2	1.6x	1.9x	96%	X	X	100%	Oct-08	27	Sep-14
CAP IV	$1,110.3	1.0x	1.1x	26%			100%	Jul-13	8	Nov-18
CEOF I	$1,065.9	1.4x	1.6x	80%	X		80%	Sep-11	16	May-17
CAP II	$958.2	1.1x	1.7x	90%	(X)		80%	Mar-06	38	Feb-12
CAGP IV	$908.2	1.3x	1.6x	78%	X		100%	Aug-08	28	Jun-14
CJP II	¥104,142.5	1.3x	1.3x	86%			80%	Oct-06	35	Jul-12
CEP II	€398.2	0.7x	2.0x	113%	X	X	80%	Sep-03	48	Sep-08
CEP IV	€389.1	1.0x	1.0x	10%			100%	Sep-14	4	Aug-19
CGFSP II	$353.3	1.1x	1.1x	31%	X		100%	Jun-13	9	Dec-17
CETP II	€308.3	1.3x	2.3x	84%	X	X	100%	Jan-08	30	Jul-13
All Other Funds (8)	$2,335.6	1.1x	2.2x		NM	NM
Coinvestment and Other (9)	$4,103.9	1.9x	2.6x		NM	NM
Total Corporate Private Equity (10)	$37,641.5	1.5x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of each of Claren Road, ESG and Vermillion. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$54.8	$64.1	$110.3	$127.3
Portfolio advisory fees, net	—	0.1	0.5	0.2
Transaction fees, net	—	—	—	—
Total fund level fee revenues	54.8	64.2	110.8	127.5
Performance fees
Realized	8.6	6.7	13.2	15.0
Unrealized	3.6	45.6	22.3	95.1
Total performance fees	12.2	52.3	35.5	110.1
Investment income (loss)
Realized	1.2	1.4	2.8	2.7
Unrealized	(1.5)	1.2	(5.7)	3.1
Total investment income (loss)	(0.3)	2.6	(2.9)	5.8
Interest and other income	1.4	1.5	3.2	2.8
Total revenues	68.1	120.6	146.6	246.2
Segment Expenses
Compensation and benefits
Direct base compensation	24.7	26.3	52.9	53.8
Indirect base compensation	6.4	6.0	15.2	12.0
Equity-based compensation	4.3	3.2	9.5	5.9
Performance fee related
Realized	4.1	2.5	6.4	6.3
Unrealized	1.8	21.6	10.0	36.4
Total compensation and benefits	41.3	59.6	94.0	114.4
General, administrative, and other indirect expenses	22.8	13.0	35.1	24.6
Depreciation and amortization expense	1.3	1.0	2.4	1.9
Interest expense	2.7	2.6	5.5	4.7
Total expenses	68.1	76.2	137.0	145.6
Economic Net Income	$—	$44.4	$9.6	$100.6
(-) Net Performance Fees	6.3	28.2	19.1	67.4
(-) Investment Income (Loss)	(0.3)	2.6	(2.9)	5.8
(+) Equity-based Compensation	4.3	3.2	9.5	5.9
(=) Fee Related Earnings	$(1.7)	$16.8	$2.9	$33.3
(+) Realized Net Performance Fees	4.5	4.2	6.8	8.7
(+) Realized Investment Income	1.2	1.4	2.8	2.7
(=) Distributable Earnings	$4.0	$22.4	$12.5	$44.7

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Total fee revenues were $54.8 million for the three months ended June 30, 2015, a decrease of $9.4 million from 2014. The decrease in fee revenues was due primarily to a decrease in management fees of $10.3 million in 2015 as compared to 2014 from the hedge funds as a result of $2.7 billion of net redemptions in 2015. The weighted average management fee rate on our hedge funds decreased from 1.74% to 1.60% compared to the prior year period due to higher AUM in the ESG hedge funds, which charge a lower rate. The weighted average management fee rate on our carry funds increased from 1.46% to 1.49% due to lower AUM in our two corporate mezzanine funds ("CMP I" and "CMP II"), which charge a lower rate.
Interest and other income was $1.4 million for the three months ended June 30, 2015 as compared to $1.5 million for the same period in 2014.
Total compensation and benefits was $41.3 million and $59.6 million for the three months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $5.9 million and $24.1 million for the three months ended June 30, 2015 and 2014, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation decreased $1.2 million for the three months ended June 30, 2015 as compared to 2014, which relates primarily to reductions in compensation accruals that occurred in the fourth quarter of 2014, partially offset by incremental compensation costs related to fundraising activities, primarily associated with our second energy mezzanine fund ("CEMOF II"). Further, we have not yet commenced charging management fees on CEMOF II.
Equity-based compensation was $4.3 million for the three months ended June 30, 2015, an increase of $1.1 million from $3.2 million for the three months ended June 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015.
General, administrative and other indirect expenses increased $9.8 million to $22.8 million for the three months ended June 30, 2015 as compared to 2014. The increase is due primarily to higher external costs associated with fundraising activities of $8.5 million, primarily related to our second energy mezzanine fund, for the three months ended June 30, 2015 as compared to the same period in 2014. General, administrative and other indirect expenses also increased due to negative foreign currency adjustments and higher professional fees and real estate costs.
Depreciation and amortization expense was $1.3 million for the three months ended June 30, 2015, an increase from $1.0 million in 2014.
Interest expense increased $0.1 million for the three months ended June 30, 2015 as compared to 2014.
Economic Net Income. ENI was break-even for the three months ended June 30, 2015, a decrease of $44.4 million from the three months ended June 30, 2014. The decrease in ENI for the three months ended June 30, 2015 as compared to 2014 was due to a decrease in net performance fees of $21.9 million, a decrease in fee related earnings of $18.5 million, a decrease in investment income of $2.9 million, and an increase in equity-based compensation of $1.1 million.
Fee Related Earnings. Fee related earnings decreased $18.5 million to $(1.7) million for the three months ended June 30, 2015 as compared to 2014. The decrease was primarily due to an increase in general, administrative and other indirect expenses of $9.8 million and a decrease in fee revenues of $9.4 million. These decreases were partially offset by a decrease in direct and indirect base compensation of $1.2 million.

Performance Fees. Performance fees of $12.2 million and $52.3 million for the three months ended June 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $2.8 million and $5.4 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2015	2014
	(Dollars in millions)
Carry funds	$5.2	$43.6
Hedge funds	(1.6)	2.9
Structured credit funds	8.6	5.8
Performance fees	$12.2	$52.3
Performance fees for the three months ended June 30, 2015 were generated primarily by our structured credit funds and our carry funds, including $4.4 million from our first energy mezzanine fund ("CEMOF I"). Our carry funds in this segment appreciated 2% and 12% in the three months ended June 30, 2015 and 2014, respectively. Performance fees for the three months ended June 30, 2014, were generated primarily by the carry funds, including $17.5 million from our third distressed and corporate opportunities fund ("CSP III") and $15.8 million from CEMOF I.

Net performance fees decreased $21.9 million to $6.3 million for the three months ended June 30, 2015 as compared to $28.2 million for the same period in 2014. The decrease in net performance fees is primarily due to lower appreciation in the carry funds in the second quarter of 2015 as compared to the second quarter of 2014.
Investment Income (Loss). Investment loss was $0.3 million for the three months ended June 30, 2015 as compared to investment income of $2.6 million for the same period in 2014. The decrease in investment income was due primarily to lower appreciation on our U.S.-denominated collateralized loan obligations, as well as investment losses on our hedge fund investments.
Distributable Earnings. Distributable earnings decreased $18.4 million to $4.0 million for the three months ended June 30, 2015 from $22.4 million for the three months ended June 30, 2014. The decrease was due primarily to a decrease in fee related earnings of $18.5 million and a decrease in realized investment income of $0.2 million. These decreases were partially offset by an increase in realized net performance fees of $0.3 million.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Total fee revenues were $110.8 million for the six months ended June 30, 2015, a decrease of $16.7 million from 2014. The decrease in fee revenues was due primarily to a decrease in management fees of $17.2 million in 2015 as compared to 2014 from the hedge funds as a result of $2.7 billion of net redemptions in 2015. The weighted average management fee rate on our hedge funds decreased from 1.74% to 1.60% compared to the prior year period due to higher AUM in the ESG hedge funds, which charge a lower rate. The weighted average management fee rate on our carry funds increased from 1.46% to 1.49% due to lower AUM in CMP I and CMP II, which charge a lower rate.
Interest and other income was $3.2 million for the six months ended June 30, 2015 as compared to $2.8 million for the same period in 2014.
Total compensation and benefits was $94.0 million and $114.4 million for the six months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $16.4 million and $42.7 million for the six months ended June 30, 2015 and 2014, respectively. With respect to Claren Road, ESG and Vermillion, where we only include our respective 55% economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation increased $2.3 million for the six months ended June 30, 2015 as compared to 2014, which primarily relates to incremental compensation costs of $3.1 million related to fundraising activities, primarily associated with CEMOF II. Further, we have not yet commenced charging management fees on CEMOF II. This increase was partially offset by reductions in compensation accruals that occurred in the fourth quarter of 2014.

Equity-based compensation was $9.5 million for the six months ended June 30, 2015, an increase of $3.6 million from $5.9 million for the six months ended June 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the six months ended June 30, 2015.
General, administrative and other indirect expenses increased $10.5 million to $35.1 million for the six months ended June 30, 2015 as compared to 2014. The increase is due primarily to higher external costs associated with fundraising activities of $8.3 million, primarily related to our second energy mezzanine fund, for the six months ended June 30, 2015 as compared to 2014. General, administrative and other indirect expenses also increased due to negative foreign currency adjustments and higher professional fees and real estate costs.
Depreciation and amortization expense was $2.4 million for the six months ended June 30, 2015, an increase from $1.9 million in 2014.
Interest expense increased $0.8 million for the six months ended June 30, 2015 as compared to 2014.
Economic Net Income. ENI was $9.6 million for the six months ended June 30, 2015, a decrease of $91.0 million from $100.6 million for the six months ended June 30, 2014. The decrease in ENI for the six months ended June 30, 2015 as compared to 2014 was due to a decrease in net performance fees of $48.3 million, a decrease in fee related earnings of $30.4 million, a decrease in investment income of $8.7 million, and an increase in equity-based compensation of $3.6 million.
Fee Related Earnings. Fee related earnings decreased $30.4 million to $2.9 million for the six months ended June 30, 2015 as compared to 2014. The decrease was primarily due to a decrease in fee revenues of $16.7 million, an increase in general, administrative and other indirect expenses of $10.5 million, and an increase in direct and indirect base compensation of $2.3 million.
Performance Fees. Performance fees of $35.5 million and $110.1 million for the six months ended June 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $0.5 million and $0.0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Carry funds	$22.2	$57.3
Hedge funds	0.3	41.1
Structured credit funds	13.0	11.7
Performance fees	$35.5	$110.1
Performance fees for the six months ended June 30, 2015 were generated primarily by our carry funds, including $9.3 million from CEMOF I, $7.0 million from CMP II, and $4.4 million from our second distressed and corporate opportunities fund ("CSP II"). Our carry funds in this segment appreciated 5% and 16% in the six months ended June 30, 2015 and 2014, respectively. Performance fees for the six months ended June 30, 2014, were generated primarily by our carry funds and the hedge funds, including $23.8 million from CSP III, $20.9 million from CEMOF I, $16.7 million from the Claren Road Master Fund and $14.4 million from the Claren Road Opportunities Fund.

Net performance fees decreased $48.3 million to $19.1 million for the six months ended June 30, 2015 as compared to $67.4 million for the same period in 2014. The decrease in net performance fees is primarily due to performance of our significant hedge funds largely remaining below their high water marks.
Investment Income (Loss). Investment loss was $2.9 million for the six months ended June 30, 2015 as compared to investment income of $5.8 million for the same period in 2014. The decrease in investment income was due primarily to the decline in the Euro exchange rate and its impact on investments in Euro-denominated collateralized loan obligation investments as well as lower appreciation on U.S.-denominated collateralized loan obligations.
Distributable Earnings. Distributable earnings decreased $32.2 million to $12.5 million for the six months ended June 30, 2015 from $44.7 million for the six months ended June 30, 2014. The decrease was due primarily to a decrease in fee related earnings of $30.4 million and a decrease in realized net performance fees of $1.9 million. These decreases were partially offset by an increase in realized investment income of $0.1 million for the six months ended June 30, 2015 as compared to 2014.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2015	2014
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,916	$1,916
Fee-earning AUM based on invested capital	526	774
Fee-earning AUM based on collateral balances, at par	17,945	17,789
Fee-earning AUM based on net asset value	9,753	14,372
Fee-earning AUM based on other (2)	1,138	528
Total Fee-earning AUM	$31,278	$35,379
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.58%	1.70%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,990	$34,346	$33,898	$33,411
Inflows, including Fee-paying Commitments (1)	—	177	6	313
Outflows, including Distributions (2)	(70)	(120)	(133)	(421)
Subscriptions, net of Redemptions (3)	(611)	431	(2,696)	534
Changes in CLO collateral balances (4)	35	614	761	1,333
Market Appreciation/(Depreciation) (5)	(419)	(31)	(364)	251
Foreign Exchange and other (6)	353	(38)	(194)	(42)
Balance, End of Period	$31,278	$35,379	$31,278	$35,379

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)	Outflows represent limited partner distributions from our carry funds and changes in fee basis for our carry funds where the investment period has expired.

(3)	Represents subscriptions and redemptions in our hedge funds and mutual fund.

(4)	Represents the change in the aggregate Fee-earning collateral balances and principal balances at par of our CLOs/structured products, as of the quarterly cut-off dates.

(5)	Market Appreciation/ (Depreciation) represents changes in the net asset value of our hedge funds and mutual fund.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in Total AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $31.3 billion at June 30, 2015, a decrease of $0.7 billion, or approximately 2%, compared to $32.0 billion at March 31, 2015. This decrease was primarily a result of net redemptions of $0.6 billion in our hedge funds and market depreciation of $0.4 billion. Offsetting this were increases from foreign exchange on our Euro-denominated CLOs of $0.4 billion. Commitments from our second energy mezzanine fund ("CEMOF II"), do not increase Fee-earning AUM, as their fees have not yet commenced.
Fee-earning AUM was $31.3 billion at June 30, 2015, a decrease of $2.6 billion, or approximately 8%, compared to $33.9 billion at December 31, 2014. This decrease was driven by net redemptions in our hedge funds of $2.7 billion, market depreciation of $0.4 billion, and a decrease of $0.2 billion due to foreign exchange on our Euro-denominated CLOs. This decrease was offset by net increases of $0.8 billion in our CLO collateral balances.
Fee-earning AUM was $31.3 billion at June 30, 2015, a decrease of $4.1 billion, or approximately 12%, compared to $35.4 billion at June 30, 2014. This decrease was driven by $2.5 billion net redemptions in our hedge funds, market depreciation of $2.2 billion, and foreign exchange decreases of $0.3 billion.

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

Total AUM as of and for the Three and Six Months Ended June 30, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$2,826	$33,510	$36,336	$1,512	$35,229	$36,741
Commitments (1)	887	—	887	2,208	—	2,208
Capital Called, net (2)	(144)	271	127	(209)	418	209
Distributions (3)	72	(253)	(181)	127	(368)	(241)
Subscriptions, net of Redemptions (4)	—	(640)	(640)	—	(2,782)	(2,782)
Changes in CLO collateral balances (5)	—	39	39	—	922	922
Market Appreciation/(Depreciation) (6)	—	(420)	(420)	—	(273)	(273)
Foreign Exchange and other (7)	—	282	282	3	(357)	(354)
Balance, End of Period (8)	$3,641	$32,789	$36,430	$3,641	$32,789	$36,430

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(8)
Ending balance is comprised of approximately $18.9 billion from our structured credit /other structured product funds, $10.2 billion in our hedge funds, $6.1 billion (including $3.6 billion of Available Capital) in our carry funds, and $1.2 billion from our business development companies.

Total AUM was $36.4 billion at June 30, 2015, an increase of $0.1 billion, or less than 1%, compared to $36.3 billion at March 31, 2015. This increase was primarily due to inflows of $0.9 billion related to closings in CEMOF II, our Asia structured credit opportunities fund ("CASCOF"), and an opportunistic credit managed account, in addition to a $0.3 billion foreign exchange increase in our Euro-denominated CLOs. These were offset by net redemptions of $0.6 billion in our hedge funds and $0.4 billion in market depreciation.
Total AUM was $36.4 billion at June 30, 2015, a decrease of $0.3 billion, or less than 1%, compared to $36.7 billion at December 31, 2014. This decrease was primarily a result of net redemptions of $2.8 billion in our hedge funds, which have Total AUM of $10.2 billion at June 30, 2015, declining from $13.4 billion at December 31, 2014. Our Euro-denominated CLOs also saw decreases due to foreign exchange of $0.4 billion. These decreases are offset by inflows of $2.2 billion related to closings in CEMOF II and CASCOF, in addition to a $0.9 billion net increase in the the par value of our CLO collateral balances.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of June 30, 2015, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of June 30, 2015			Inception to June 30, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,451.3	1.8x	17%	12%
CEMOF I	12/2010	$1,382.5	$1,072.4	$1,451.6	1.4x	23%	13%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2015
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$1,005.4	1.2x	1.4x	78%	X		100%	Dec-10	19	Dec-15
CSP II	$330.5	0.9x	1.8x	100%	X		80%	Dec-07	31	Jun-11
All Other Funds (8)	$692.1	1.1x	1.5x		NM	NM
Coinvestment and Other (9)	$411.3	1.1x	1.3x		NM	NM
Total Global Market Strategies	$2,439.4	1.1x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)
Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital. For certain funds, represents the original cost of investments net of investment-level recallable proceeds, which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.

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

The Claren Road Master Fund, the Claren Road Opportunities Fund, the ESG Cross Border Equity Master Fund Ltd., and the ESG Domestic Opportunity Master Fund Ltd. (our “reported hedge funds”), had AUM of approximately $3.1 billion, $1.5 billion, $3.2 billion, and $1.2 billion, respectively, as of June 30, 2015. The asset-weighted hedge fund performance of our reported hedge funds was (4.3)% and (2.6)%, respectively, during the quarter and year ended June 30, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$61.5	$59.6	$127.8	$109.9
Portfolio advisory fees, net	0.2	0.3	0.3	0.5
Transaction fees, net	—	0.1	0.3	0.1
Total fund level fee revenues	61.7	60.0	128.4	110.5
Performance fees
Realized	47.1	9.4	54.8	9.9
Unrealized	(43.1)	46.4	(29.0)	60.4
Total performance fees	4.0	55.8	25.8	70.3
Investment income (loss)
Realized	(3.4)	8.1	(89.8)	10.2
Unrealized	6.1	(21.6)	56.3	(42.2)
Total investment income (loss)	2.7	(13.5)	(33.5)	(32.0)
Interest and other income	0.6	1.2	1.7	1.9
Total revenues	69.0	103.5	122.4	150.7
Segment Expenses
Compensation and benefits
Direct base compensation	17.5	21.3	36.0	40.0
Indirect base compensation	8.8	11.7	21.1	26.0
Equity-based compensation	6.3	5.1	13.4	8.6
Performance fee related
Realized	18.7	0.5	20.5	0.7
Unrealized	(7.7)	22.8	21.2	31.2
Total compensation and benefits	43.6	61.4	112.2	106.5
General, administrative, and other indirect expenses	20.8	15.7	35.4	31.2
Depreciation and amortization expense	1.0	0.9	1.9	1.8
Interest expense	2.6	2.5	5.3	4.7
Total expenses	68.0	80.5	154.8	144.2
Economic Net Income (Loss)	$1.0	$23.0	$(32.4)	$6.5
(-) Net Performance Fees	(7.0)	32.5	(15.9)	38.4
(-) Investment Income (Loss)	2.7	(13.5)	(33.5)	(32.0)
(+) Equity-based Compensation	6.3	5.1	13.4	8.6
(=) Fee Related Earnings	$11.6	$9.1	$30.4	$8.7
(+) Realized Net Performance Fees	28.4	8.9	34.3	9.2
(+) Realized Investment Income (Loss)	(3.4)	8.1	(89.8)	10.2
(=) Distributable Earnings	$36.6	$26.1	$(25.1)	$28.1

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Total fee revenues were $61.7 million for the three months ended June 30, 2015, an increase of $1.7 million from June 30, 2014. The increase in fund management fees was primarily due to the commencement of the investment period of our seventh U.S. real estate fund ("CRP VII") in June 2014, when it began to charge management fees at such time. The increase in management fees is also attributable to higher assets under management from additional commitments raised during 2014 and 2015 in CRP VII and our first international energy fund ("CIEP I"). These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds and NGP funds outside of their investment periods. The total weighted average management fee declined to 1.21% at June 30, 2015 from 1.25% at June 30, 2014 primarily due to commitments to CRP VII which charges a lower management fee rate compared to other funds. The weighted average management fee rate for funds in the investment period declined to 1.36% at June 30, 2015 from 1.46% at June 30, 2014 also primarily due to fundraising in CRP VII.

Interest and other income was $0.6 million for the three months ended June 30, 2015, a decline from $1.2 million for the comparable period in 2014.
Total compensation and benefits was $43.6 million and $61.4 million for the three months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $11.0 million and $23.3 million for the three months ended June 30, 2015 and 2014, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $26.3 million for the three months ended June 30, 2015, a decline from the $33.0 million of expense for the same period in 2014. The decline primarily was due to reductions in headcount and reductions in compensation accruals that occurred in the fourth quarter of 2014. Also contributing to the decline was lower compensation associated with fundraising of $2.2 million in 2015 versus 2014, driven by higher fundraising activities in 2014 related to CIEP I and NGP XI.
Equity-based compensation was $6.3 million for the three months ended June 30, 2015, an increase of $1.2 million from $5.1 million for the three months ended June 30, 2014. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015.
General, administrative and other indirect expenses increased $5.1 million to $20.8 million for the three months ended June 30, 2015 as compared to the same period of 2014. The increase from 2014 to 2015 primarily relates to higher professional fees and negative foreign currency adjustments, partially offset by a decline of $1.1 million in external costs associated with fundraising activities.
Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2015, an increase from $0.9 million in 2014.
Interest expense increased $0.1 million for the three months ended June 30, 2015 as compared to 2014.
Economic Net Income (Loss). ENI was $1.0 million for the three months ended June 30, 2015, a decline of $22.0 million from $23.0 million for the same period in 2014. The decline in ENI for the three months ended June 30, 2015 as compared to 2014 was due to a decline in net performance fees of $39.5 million and an increase in equity-based compensation of $1.2 million, partially offset by an increase in investment income of $16.2 million and an increase in fee related earnings of $2.5 million.
Fee Related Earnings. Fee related earnings increased $2.5 million for the three months ended June 30, 2015 as compared to 2014 to $11.6 million. The increase in fee related earnings is primarily attributable to a decline in direct and indirect base compensation of $6.7 million and an increase in fee revenues of $1.7 million, which were partially offset by an increase in general, administrative, and other indirect expenses of $5.1 million.

Performance Fees. Performance fees of $4.0 million and $55.8 million for the three months ended June 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $34.9 million and $0.8 million, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation / (Depreciation)
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Real Estate funds (1)	$25.4	$43.0	4%	4%
Natural Resources funds (1)	1.0	1.3	—%	1%
Legacy Energy funds (1)	(22.4)	11.5	(3)%	2%
Total	$4.0	$55.8	—%	3%
(1) During the three months ended September 30, 2014, we created the "Legacy Energy funds" category to include our energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. We also created the "Natural Resources funds" category to include NGP carry funds, our infrastructure, power, and international energy funds. Our infrastructure and power funds were previously classified as part of our "Real Estate funds" category. Prior period performance fees have been reclassified to conform with the current presentation.
Performance fees for the three months ended June 30, 2015 were primarily driven by performance fees related to CRP VI, Energy III, and Energy IV of $31.6 million, $(13.6) million, and $(7.7) million, respectively. Performance fees for the three months ended June 30, 2014 were primarily driven by performance fees related to CRP VI of $31.4 million.
Net performance fees for the three months ended June 30, 2015 were $(7.0) million, representing a decline of $39.5 million from $32.5 million in net performance fees for the three months ended June 30, 2014. The decline in net performance fees primarily relates to our Legacy Energy funds, which declined 3% in the three months ended June 30, 2015 as compared to appreciation of 2% for the three months ended June 30, 2014.
Investment Income (Loss). Investment income was $2.7 million for the three months ended June 30, 2015 compared to an investment loss of $13.5 million for the same period in 2014. Investment income of $2.7 million for the three months ended June 30, 2015 was due primarily to unrealized gains on certain European real estate investments, partially offset by investment losses on Urbplan during the period. The investment loss of $13.5 million for the three months ended June 30, 2014 was due primarily to unrealized losses of $11.2 million from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding related to a transaction that CEREP I exited between 2007 and 2009. See Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The 2014 investment loss also included investment losses on certain other European real estate investments and Urbplan, partially offset by an investment gain from the sale of another European real estate investment.
The realized investment loss for 2015 of $3.4 million was due primarily to realized losses on Urbplan. The realized investment income for 2014 of $8.1 million primarily was due to an investment gain from the sale of a European real estate investment, partially offset by realized investment losses on Urbplan and other European real estate investments.
Distributable Earnings. Distributable earnings increased $10.5 million to $36.6 million for the three months ended June 30, 2015 from $26.1 million for the same period in 2014. The increase was primarily due to a $19.5 million increase in realized net performance fees and a $2.5 million increase in fee related earnings. These increases were partially offset by a decline in realized investment income of $11.5 million for the three months ended June 30, 2015 as compared to 2014.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Total fee revenues were $128.4 million for the six months ended June 30, 2015, an increase of $17.9 million from June 30, 2014. The increase in fund management fees primarily reflects an increase in catch-up management fees of $9.4 million as compared to 2014 from subsequent closings on CRP VII and CIEP I. Also, the increase in fund management fees was due to the commencement of the investment period of CRP VII in June 2014, when it began to charge management fees at such time, as well as higher assets under management from additional commitments raised during 2014 and 2015 in CRP VII and CIEP I. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds and NGP funds outside of their investment periods. The total weighted average management fee declined to 1.21% at June 30, 2015 from 1.25% at June 30, 2014 primarily due to commitments to CRP VII which charges a lower management fee rate compared to other funds. The weighted average management fee rate for funds in the investment period declined to 1.36% at June 30, 2015 from 1.46% at June 30, 2014 also primarily due to fundraising in CRP VII.

Interest and other income was $1.7 million for the six months ended June 30, 2015, a decline from $1.9 million for the same period in 2014.
Total compensation and benefits was $112.2 million and $106.5 million for the six months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $41.7 million and $31.9 million for the six months ended June 30, 2015 and 2014, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $57.1 million for the six months ended June 30, 2015, a decline from the $66.0 million of expense for the same period in 2014. The decline primarily was due to reductions in direct headcount and reductions in compensation accruals that occurred in the fourth quarter of 2014. Also contributing to the decline was lower compensation associated with fundraising of $4.7 million in 2015 versus 2014, driven by fundraising activities in 2014 related to CRP VII and CIEP I.
Equity-based compensation was $13.4 million for the six months ended June 30, 2015, an increase of $4.8 million from $8.6 million for the six months ended June 30, 2014. The increase primarily was due to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the six months ended June 30, 2015.
General, administrative and other indirect expenses increased $4.2 million to $35.4 million for the six months ended June 30, 2015 as compared to the same period of 2014. The increase from 2014 to 2015 primarily relates to higher professional fees and negative foreign currency adjustments, partially offset by a decline of $1.8 million in external costs associated with fundraising activities.
Depreciation and amortization expense was $1.9 million for the six months ended June 30, 2015, an increase from $1.8 million in 2014.
Interest expense increased $0.6 million for the six months ended June 30, 2015 as compared to 2014.
Economic Net Income (Loss). ENI was $(32.4) million for the six months ended June 30, 2015, a decline of $38.9 million from $6.5 million for the same period in 2014. The decline in ENI for the six months ended June 30, 2015 as compared to 2014 was due to a decline in net performance fees of $54.3 million, an increase in equity-based compensation of $4.8 million, and an increase in investment loss of $1.5 million, partially offset by an increase in fee related earnings of $21.7 million.
Fee Related Earnings. Fee related earnings increased $21.7 million for the six months ended June 30, 2015 as compared to 2014 to $30.4 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $17.9 million and a decline in direct and indirect base compensation of $8.9 million, which were partially offset by an increase in general, administrative, and other indirect expenses of $4.2 million.

Performance Fees. Performance fees of $25.8 million and $70.3 million for the six months ended June 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $76.4 million and $9.4 million, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation / (Depreciation)
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Real Estate funds (1)	$92.5	$59.1	15%	6%
Natural Resources funds (1)	(7.9)	1.2	1%	4%
Legacy Energy funds (1)	(58.8)	10.0	(6)%	4%
Total	$25.8	$70.3	3%	5%

(1) During the three months ended September 30, 2014, we created the "Legacy Energy funds" category to include our energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. We also created the "Natural Resources funds" category to include NGP carry funds, our infrastructure, power, and international energy funds. Our infrastructure and power funds were previously classified as part of our "Real Estate funds" category. Prior period performance fees have been reclassified to conform with the current presentation.
Performance fees for the six months ended June 30, 2015 were primarily driven by performance fees related to CRP VI, our fifth U.S. real estate fund ("CRP V"), and Energy III of $58.7 million, $17.1 million, $(38.7) million, respectively. Performance fees for the six months ended June 30, 2014 were primarily driven by performance fees related to CRP VI of $45.2 million.
Net performance fees for the six months ended June 30, 2015 were $(15.9) million, representing a decline of $54.3 million from $38.4 million in net performance fees for the six months ended June 30, 2014. The decline in net performance fees primarily relates to our Legacy Energy funds which declined 6% in the six months ended June 30, 2015 as compared to appreciation of 4% for the six months ended June 30, 2014.
Investment Income (Loss). Investment loss was $33.5 million for the six months ended June 30, 2015 compared to an investment loss of $32.0 million for the same period in 2014. The 2015 investment loss of $33.5 million was due primarily to $34 million in Carlyle losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding related to a transaction that CEREP I exited between 2007 and 2009. See Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The 2014 investment loss of $32.0 million was due primarily to unrealized losses associated with the guarantee of liabilities of CEREP I associated with the French tax court matter of $11.2 million, investment losses on certain other European real estate investments of $23.1 million, and losses associated with Urbplan of $15.9 million, partially offset by an investment gain from the sale of another European real estate investment.
The realized investment loss in 2015 of $89.8 million primarily represented the realization of Carlyle’s cumulative losses associated with the CEREP I French tax court matter of $80 million, as well as realized investment losses associated with Urbplan of $11.3 million. The realized investment income for 2014 of $10.2 million primarily was due to an investment gain from the sale of a European real estate investment, partially offset by realized investment losses on Urbplan and other European real estate investments.
Distributable Earnings. Distributable earnings declined $53.2 million to $(25.1) million for the six months ended June 30, 2015 from $28.1 million for the same period in 2014. The decline was due to a decline in realized investment income of $100.0 million from 2014 to 2015, partially offset by an increase in realized net performance fees of $25.1 million and an increase in fee related earnings of $21.7 million from 2014 to 2015.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2015	2014
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$6,977	$6,723
Fee-earning AUM based on invested capital (2)	20,424	20,419
Fee-earning AUM based on lower of cost or fair value and other (3)	674	729
Total Fee-earning AUM (4)	$28,075	$27,871
Weighted Average Management Fee Rates (5)
All Funds	1.21%	1.25%
Funds in Investment Period	1.36%	1.46%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of June 30, 2015, the Legacy Energy Funds had, in the aggregate, approximately $8.4 billion in AUM and $6.8 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as the "NGP carry funds"), are managed by NGP Energy Capital Management. As of June 30, 2015, the NGP management fee funds and NGP carry funds had, in the aggregate, approximately $14.6 billion in AUM and $7.9 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,587	$27,416	$28,351	$28,438
Inflows, including Fee-paying Commitments (1)	1,024	2,660	2,198	3,068
Outflows, including Distributions (2)	(582)	(2,185)	(2,316)	(3,639)
Market Appreciation/(Depreciation) (3)	(5)	(15)	(7)	(12)
Foreign Exchange and other (4)	51	(5)	(151)	16
Balance, End of Period	$28,075	$27,871	$28,075	$27,871

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.1 billion at June 30, 2015, an increase of $0.5 billion, or approximately 2%, compared to $27.6 billion at March 31, 2015. The increase was driven by inflows of $1.0 billion, related to commitments in CRP VII and amounts invested by various funds based on invested capital. Limited partner capital raised of $4.5 billion to NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization. Offsetting the increase were outflows of $0.6 billion, primarily related to distribution activity in our funds outside the original investment period. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
Fee-earning AUM was $28.1 billion at June 30, 2015, a decrease of $0.3 billion, or approximately 1%, compared to $28.4 billion at December 31, 2014. This decrease is related to outflows of $2.3 billion, including dispositions in various funds with fees based on invested capital and amounts for one of our NGP management fee funds, which is no longer making capital calls for fees, in addition to decreases in foreign exchange of $0.2 billion. The decrease was offset by inflows of $2.2 billion, primarily due to limited partner capital commitments in CRP VII, CIEP I, NGP XI, and CPP II and purchases by several funds and external coinvestment vehicles outside their original investment period.

Fee-earning AUM was $28.1 billion at June 30, 2015, an increase of $0.2 billion, or less than 1%, compared to $27.9 billion at June 30, 2014. This increase was related to inflows of $5.3 billion, primarily due to new commitments in CRP VII, CIEP I, CPP II, and NGP XI and purchases in several of our funds outside the original investment period. Offsetting the increase were outflows of $4.5 billion for distribution across several funds outside the original investment period, a change in fee basis for NGP X due to the activation of its successor fund, and an elimination of basis on of our NGP management fee funds.

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
Total AUM as of and for the Three and Six Months Ended June 30, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$16,682	$26,175	$42,857	$15,714	$26,581	$42,295
Commitments (1)	610	—	610	2,500	—	2,500
Capital Called, net (2)	(482)	750	268	(1,394)	1,633	239
Distributions (3)	142	(1,838)	(1,696)	181	(2,932)	(2,751)
Market Appreciation/(Depreciation) (4)	—	44	44	—	44	44
Foreign Exchange and other (5)	16	54	70	(33)	(141)	(174)
Balance, End of Period	$16,968	$25,185	$42,153	$16,968	$25,185	$42,153

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $42.2 billion at June 30, 2015, a decrease of $0.7 billion, or 2%, compared to $42.9 billion at March 31, 2015. The increase was driven by distributions of $1.7 billion . This decrease was offset by $0.6 billion of new commitments raised in CRP VII, net capital calls of $0.3 billion, and an increase of $0.1 billion for foreign exchange. Overall market appreciation was generally flat, due to a 4% increase in our real estate funds offset by a decrease of 3% in our Legacy Energy funds.
Total AUM was $42.2 billion at June 30, 2015, a decrease of $0.1 billion, or less than 1%, compared to $42.3 billion at December 31, 2014. This decrease was driven by distributions of $2.8 billion and decreases from foreign exchange of $0.2 billion. Offsetting the decrease were limited partner commitments of $2.5 billion in CRP VII, NGP XI, and CIEP I and net capital calls of $0.2 billion. While market appreciation generally remained flat, our portfolio increased 3% in value year-to-date, with our real estate and natural resource portfolios seeing a 15% and 1% increase,respectively, offset by a 6% decrease in our Legacy Energy funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2015, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2015					As of June 30, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,504.7	2.9x	44%	30%	$522.5	$1,504.7	2.9x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,570.7	1.3x	5%	2%	$523.3	$629.8	1.2x	7%
CRP V	11/2006	$3,000.0	$3,290.2	$4,981.3	1.5x	12%	8%	$2,795.5	$4,327.0	1.5x	13%
CRP VI	9/2010	$2,340.0	$1,967.1	$3,313.2	1.7x	35%	24%	$696.4	$1,406.9	2.0x	40%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100%)	(100%)	€613.0	€135.7	0.2x	(100%)
CEREP III	5/2007	€2,229.5	€1,984.8	€2,178.8	1.1x	2%	(1)%	€934.2	€1,260.9	1.3x	7%
CIP	9/2006	$1,143.7	$1,015.3	$1,194.7	1.2x	4%	1%	$272.3	$175.3	0.6x	(8%)
NGP X	1/2012	$3,586.0	$2,796.4	$3,236.5	1.2x	10%	5%	$325.9	$734.7	2.3x	57%
Energy II	7/2002	$1,100.0	$1,334.8	$3,270.6	2.5x	81%	55%	$827.4	$3,143.0	3.8x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$5,602.6	1.6x	10%	8%	$1,945.4	$4,719.5	2.4x	22%
Energy IV	12/2007	$5,979.1	$5,873.0	$8,281.5	1.4x	13%	8%	$2,522.4	$4,694.6	1.9x	28%
Renew II	3/2008	3,417.5	$2,808.8	$3,932.2	1.4x	10%	6%	$1,413.7	$2,211.8	1.6x	15%
All Other Funds(9)	Various		$2,850.4	$3,114.5	1.1x	4%	(2)%	$2,170.6	$2,307.0	1.1x	3%
Coinvestments and Other(10)	Various		$5,299.9	$8,278.7	1.6x	17%	13%	$2,587.5	$5,362.2	2.1x	27%
Total Fully Invested Funds			$36,237.0	$51,633.0	1.4x	13%	8%	$18,904.9	$33,553.3	1.8x	22%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$3,757.0	515.8	508.2	1.0x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$345.8	$390.3	1.1x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$221.2	$225.0	1.0x	NM	NM
All Other Funds(11)	Various		$104.3	$108.2	1.0x	NM	NM
Total Funds in the Investment Period			$1,187.2	$1,231.8	1.0x	8%	(19)%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$37,424.2	$52,864.8	1.4x	13%	8%	$18,904.9	$33,553.3	1.8x	22%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CPP II and NGP GAP. Returns are not considered meaningful, as the investment period commenced in June 2014 for CPP II and December 2013 for NGP GAP.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, and June 2014 for NGP XI.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2015
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$3,365.6	0.9x	1.4x	98%	(X)	X	80%	Feb-08	30	Dec-13
NGP X	$2,726.8	1.1x	1.2x	78%			80%	Jan-12	14	May-17
Renew II	$2,034.1	1.2x	1.4x	82%	(X)		80%	Mar-08	30	May-14
CRP VI	$1,896.6	1.5x	1.7x	84%	X	X	50%	Mar-11	18	Mar-16
CEREP III	€1,054.0	1.0x	1.1x	89%			67%	Jun-07	33	May-11
CRP V	$1,159.4	1.6x	1.5x	110%	X		50%	Nov-06	35	Nov-11
CRP IV	$906.8	1.4x	1.3x	126%			50%	Jan-05	42	Dec-09
CIP	$866.2	1.5x	1.2x	89%			80%	Oct-06	35	Sep-12
Energy III	$763.6	0.5x	1.6x	94%	(X)		80%	Nov-05	39	Oct-11
CRP VII	$511.5	1.0x	1.0x	14%			80%	Jun-14	5	Mar-19
CIEP I	$409.9	1.1x	1.1x	14%			80%	Oct-13	7	Sep-19
CRP III	$287.5	56.1x	2.9x	93%	X	X	50%	Mar-01	58	May-05
NGP XI	$225.2	1.0x	1.0x	4%			80%	Feb-15	2	Oct-19
Energy II	$135.2	0.3x	2.5x	121%	(X)		80%	Jan-03	50	Jul-08
All Other Funds(8)	$546.6	0.9x	0.9x		NM	NM
Coinvestment and Other(9)	$3,036.9	1.2x	1.6x		NM	NM
Total Real Assets(10)	$20,047.3	1.1x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, CPP II, NGP GAP, Energy I and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Investment Solutions
As a result of our acquisition of DGAM on February 3, 2014, our segment results include the results of operations of DGAM since the acquisition date.
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$37.8	$46.9	$78.3	$91.4
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	37.8	46.9	78.3	91.4
Performance fees
Realized	4.8	7.0	8.2	12.9
Unrealized	43.7	122.5	90.7	201.8
Total performance fees	48.5	129.5	98.9	214.7
Investment income (loss)
Realized	—	—	0.1	—
Unrealized	(0.4)	0.2	0.2	0.3
Total investment income (loss)	(0.4)	0.2	0.3	0.3
Interest and other income	0.4	0.2	0.8	0.5
Total revenues	86.3	176.8	178.3	306.9
Segment Expenses
Compensation and benefits
Direct base compensation	19.3	20.7	40.8	41.7
Indirect base compensation	3.3	4.0	6.9	7.8
Equity-based compensation	2.0	1.1	4.7	1.8
Performance fee related
Realized	4.3	4.1	6.5	8.1
Unrealized	41.3	119.6	85.6	195.3
Total compensation and benefits	70.2	149.5	144.5	254.7
General, administrative, and other indirect expenses	12.8	10.6	20.7	19.8
Depreciation and amortization expense	1.4	1.0	2.2	1.9
Interest expense	1.5	1.4	3.0	2.6
Total expenses	85.9	162.5	170.4	279.0
Economic Net Income	$0.4	$14.3	$7.9	$27.9
(-) Net Performance Fees	2.9	5.8	6.8	11.3
(-) Investment Income (Loss)	(0.4)	0.2	0.3	0.3
(+) Equity-based Compensation	2.0	1.1	4.7	1.8
(=) Fee Related Earnings	$(0.1)	$9.4	$5.5	$18.1
(+) Realized Net Performance Fees	0.5	2.9	1.7	4.8
(+) Realized Investment Income	—	—	0.1	—
(=) Distributable Earnings	$0.4	$12.3	$7.3	$22.9

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Total fee revenues were $37.8 million and $46.9 million for the three months ended June 30, 2015 and 2014, respectively. The decrease primarily was due to the impact on fund management fees of the decline in the Euro exchange rate in 2015 as compared to 2014. Also contributing to the decrease in management fees was distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
Total compensation and benefits were $70.2 million and $149.5 million for the three months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $45.6 million and $123.7 million or 94% and 96% of performance fees for the three months ended June 30, 2015 and 2014, respectively.
Direct and indirect base compensation expense was $22.6 million and $24.7 million for the three months ended June 30, 2015 and 2014, respectively. The decrease was due primarily to the decline in the Euro exchange rate in 2015 as compared to 2014.
Equity-based compensation was $2.0 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015.

General, administrative and other indirect expenses were $12.8 million and $10.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase was due primarily to negative foreign currency adjustments and higher real estate costs.
Depreciation and amortization expense was $1.4 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively.
Interest expense was $1.5 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively.
Economic Net Income. Economic net income was $0.4 million and $14.3 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in ENI for the three months ended June 30, 2015 as compared to 2014 was due to a decrease in fee related earnings of $9.5 million, a decrease in net performance fees of $2.9 million, an increase in equity-based compensation expense of $0.9 million, and a decrease in investment income of $0.6 million.
Fee Related Earnings. Fee related earnings were $(0.1) million and $9.4 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in fee related earnings was primarily due to a decrease in fee revenues of $9.1 million.
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
Performance fees were $48.5 million and $129.5 million for the three months ended June 30, 2015 and 2014, respectively. Performance fees for three months ended June 30, 2015 and 2014 are inclusive of approximately $1.5 million and $1.6 million of performance fee reversals. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2015	2014
	(Dollars in millions)
Private Equity fund of funds	$48.2	$127.0
Hedge fund of funds	0.3	2.5
Performance fees	$48.5	$129.5
The $48.5 million in performance fees for the three months ended June 30, 2015 was driven primarily by performance fees for the Co-Investment Fund & Secondaries Fund (2009-2010) of $14.5 million, the Partnership Fund (2008) of $4.7 million, the Co-Investment Fund & Secondaries Fund (2011-2013) of $3.5 million, and the Partnership Fund (2007) of $3.5 million. Performance fees for the three months ended June 30, 2015 and 2014 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 5% and 7% for the three months ended June 30, 2015 and 2014, respectively. Additionally, during the three months ended June 30, 2014, Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time, resulting in performance fees attributable to those vehicles of $83.4 million.
Net performance fees for the three months ended June 30, 2015 were $2.9 million, representing a decrease of $2.9 million from $5.8 million in net performance fees for the three months ended June 30, 2014.

Distributable Earnings. Distributable earnings were $0.4 million and $12.3 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in distributable earnings was due to the decrease in fee related earnings of $9.5 million and the decrease in realized net performance fees of $2.4 million.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Total fee revenues were $78.3 million and $91.4 million for the six months ended June 30, 2015 and 2014, respectively. The decrease primarily was due to the impact on fund management fees of the decline in the Euro exchange rate in 2015 as compared to 2014. Also contributing to the decrease in management fees was distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
Total compensation and benefits were $144.5 million and $254.7 million for the six months ended June 30, 2015 and 2014, respectively. Performance fee related compensation expense was $92.1 million and $203.4 million or 93% and 95% of performance fees for the six months ended June 30, 2015 and 2014, respectively.
Direct and indirect base compensation expense was $47.7 million and $49.5 million for the six months ended June 30, 2015 and 2014, respectively. The decrease was due primarily to the decline in the Euro exchange rate in 2015 as compared to 2014.
Equity-based compensation was $4.7 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015 and a decrease in the estimated forfeiture rates during the six months ended June 30, 2015.

General, administrative and other indirect expenses were $20.7 million and $19.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase was due primarily to higher real estate costs.
Depreciation and amortization expense was $2.2 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.
Interest expense was $3.0 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.
Economic Net Income. Economic net income was $7.9 million and $27.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in ENI for the six months ended June 30, 2015 as compared to 2014 was due to a decrease in fee related earnings of $12.6 million, a decrease in net performance fees of $4.5 million, and an increase in equity-based compensation expense of $2.9 million.
Fee Related Earnings. Fee related earnings were $5.5 million and $18.1 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in fee related earnings was primarily due to a decrease in fee revenues of $13.1 million.
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

Performance fees were $98.9 million and $214.7 million for the six months ended June 30, 2015 and 2014, respectively. Performance fees for six months ended June 30, 2015 and 2014 are inclusive of approximately $0.8 million and $2.8 million of performance fee reversals. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Private Equity fund of funds	$98.4	$209.4
Hedge fund of funds	0.5	5.3
Performance fees	$98.9	$214.7
The $98.9 million in performance fees for the six months ended June 30, 2015 was driven primarily by performance fees for the Co-Investment Fund & Secondaries Fund (2009-2010) of $23.7 million, the Co-Investment Fund & Secondaries Fund (2012-2013) of $20.8 million, and the Co-Investment Fund & Secondaries Fund (2011-2013) of $9.1 million. Performance fees for the six months ended June 30, 2015 and 2014 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 19% and 14% for the six months ended June 30, 2015 and 2014, respectively. Additionally, during the three months ended June 30, 2014, Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, exceeded their performance threshold and recorded a cumulative catch-up of performance fees at such time, resulting in performance fees attributable to those vehicles of $83.4 million.
Net performance fees for the six months ended June 30, 2015 were $6.8 million, representing a decrease of $4.5 million from $11.3 million in net performance fees for the six months ended June 30, 2014.

Distributable Earnings. Distributable earnings were $7.3 million and $22.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in distributable earnings was due to the decrease in fee related earnings of $12.6 million and the decrease in realized net performance fees of $3.1 million, partially offset by an increase in realized investment income of $0.1 million.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2015	2014
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$8,662	$12,652
Fee-earning AUM based on invested capital (2)	1,066	986
Fee-earning AUM based on net asset value	1,936	2,906
Fee-earning AUM based on lower of cost or fair market value	18,661	22,814
Total Fee-earning AUM	$30,325	$39,358

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.

The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,472	$37,468	$33,082	$35,067
Acquisitions	—	—	—	2,894
Inflows, including Fee-paying Commitments (1)	1,555	2,849	3,725	3,549
Outflows, including Distributions (2)	(2,483)	(920)	(4,167)	(1,997)
Subscriptions, net of Redemptions (3)	(104)	(106)	(115)	(134)
Market Appreciation/(Depreciation) (4)	(92)	251	(26)	217
Foreign Exchange and other (5)	977	(184)	(2,174)	(238)
Balance, End of Period	$30,325	$39,358	$30,325	$39,358

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $30.3 billion at June 30, 2015, a decrease of $0.2 billion, or less than 1%, compared to $30.5 billion at March 31, 2015. This was driven by outflows of $2.5 billion, primarily in our AlpInvest fund of funds vehicles and net redemptions of $0.1 billion in our fund of hedge funds vehicles. This was offset by inflows of $1.6 billion in our AlpInvest fund of funds vehicles and foreign exchange increases of $1.0 billion on our Euro-denominated fund of funds vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $30.3 billion at June 30, 2015, a decrease of $2.8 billion, or approximately 8%, compared to $33.1 billion at December 31, 2014. This decrease was a result of outflows of $4.2 billion, which were primarily driven by our Alpinvest fund of funds vehicles outside of the commitment fee period, decreases for foreign exchange of $2.2 billion, and net redemptions in DGAM’s fund of hedge funds vehicles of $0.1 billion. This was offset by inflows of $3.7 billion, also primarily in our AlpInvest fund of funds vehicles.

Fee-earning AUM was $30.3 billion at June 30, 2015, a decrease of $9.1 billion, or approximately 23%, compared to $39.4 billion at June 30, 2014. This decrease was driven by outflows of $8.4 billion, due to $4.7 billion in dispositions and $3.8 billion for reductions in fee basis from commitments to lower of cost or fair value, both primarily in our AlpInvest fund of funds vehicles, foreign exchange decrease of $5.8 billion in our Euro-denominated AlpInvest fund of funds vehicles, and net redemptions of $1.0 billion in our fund of hedge fund vehicles. This was partially offset by inflows of $6.1 billion and market appreciation of $0.2 billion.

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

Total AUM as of and for the Three and Six Month Period Ended June 30, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$16,092	$33,326	$49,418	$16,206	$34,563	$50,769
Acquisitions	—	—	—	—	—	—
Commitments (1)	1,051	—	1,051	2,995	—	2,995
Capital Called, net (2)	(1,284)	1,195	(89)	(2,646)	2,458	(188)
Distributions (3)	95	(2,674)	(2,579)	149	(5,559)	(5,410)
Subscriptions, net of Redemptions (4)	—	(94)	(94)	—	(99)	(99)
Market Appreciation/(Depreciation) (5)	—	1,492	1,492	—	5,508	5,508
Foreign Exchange and other (6)	277	1,178	1,455	(473)	(2,448)	(2,921)
Balance, End of Period	$16,231	$34,423	$50,654	$16,231	$34,423	$50,654

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2015) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2015.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $50.7 billion at June 30, 2015, an increase of $1.3 billion, or approximately 3%, compared to $49.4 billion at March 31, 2015. This increase was primarily driven by market appreciation of $1.5 billion, foreign exchange of $1.5 billion in our Euro-denominated fund of funds vehicles, and commitments of $1.1 billion. This was offset by distributions of $2.6 billion and net redemptions of $0.1 billion in our fund of hedge fund vehicles.
Total AUM was $50.7 billion at June 30, 2015, a decrease of $0.1 billion, or less than 1%, compared to $50.8 billion at March 31, 2015. This decrease was primarily driven by $5.4 billion of distributions, primarily in our AlpInvest fund of funds vehicles, and decreases for foreign exchange of $2.9 billion in our Euro-denominated fund of funds vehicles. Offsetting this was $5.5 billion of market appreciation and commitments of $3.0 billion in our AlpInvest and Metropolitan fund of funds vehicles.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2015, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			as of June 30, 2015
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,353.7	€7,140.1	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,970.1	€7,754.2	1.6x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€12,659.3	€18,905.1	1.5x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€3,757.1	€4,969.8	1.3x	15%	14%
Main Fund I - Secondary Investments	2002	€519.4	€514.1	€966.4	1.9x	57%	53%
Main Fund II - Secondary Investments	2003	€998.4	€1,034.3	€1,886.5	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,421.7	€3,525.2	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,925.1	€3,026.6	1.6x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€957.5	€2,606.0	2.7x	44%	41%
Main Fund III - Co-Investments	2006	€2,760.0	€2,919.0	€4,025.2	1.4x	6%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,382.5	€3,104.6	2.2x	26%	24%
Main Fund V - Co-Investments	2012	€1,122.2	€1,013.6	€1,779.2	1.8x	45%	41%
Main Fund II - Mezzanine Investments	2004	€700.0	€788.6	€1,096.6	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,858.1	€2,474.9	1.3x	11%	9%
All Other Funds (9)	Various		€1,897.0	€2,667.7	1.4x	16%	13%
Total Fully Committed Funds			€42,451.8	€65,928.2	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund V - Fund Investments	2012	€5,080.0	€1,555.8	€1,573.9	1.0x	1%	(1)%
Main Fund VI - Fund Investments	2015	€1,106.4	€2.9	€2.7	0.9x	(34)%	N/A
Main Fund V - Secondary Investments	2011	€4,271.2	€2,443.5	€3,307.5	1.4x	27%	24%
Main Fund VI - Co-Investments	2014	€1,115.0	€227.8	€223.3	1.0x	(6)%	(12)%
All Other Funds (9)	Various		€152.9	€155.2	1.0x	3%	(4)%
Total Funds in the Commitment Period			€4,382.9	€5,262.6	1.2x	20%	16%
TOTAL INVESTMENT SOLUTIONS			€46,834.7	€71,190.8	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(10)			$52,230.1	$79,392.0	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005 and c) Metropolitan Real Estate fund of funds vehicles. As of June 30, 2015, these excluded investments represent $0.6 billion of AUM at AlpInvest and $1.8 billion of AUM at Metropolitan.

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

(9)
Aggregate includes Main Fund I - Co-Investments, Main Fund I - Mezzanine Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

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

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$3,297.0	$2,077.8
Net cash provided by (used in) investing activities	(699.8)	56.0
Net cash used in financing activities	(2,583.1)	(1,834.3)
Effect of foreign exchange rate changes	(40.0)	12.7
Net change in cash and cash equivalents	$(25.9)	$312.2
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
During the six months ended June 30, 2015, investment proceeds were $330.5 million while investment purchases were $35.1 million. During the six months ended June 30, 2014, investment proceeds were $449.9 million as compared to purchases of $88.5 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the six months ended June 30, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $4,925.9 million, while purchases of investments by the Consolidated Funds were $4,236.0 million. For the six months ended June 30, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $5,477.2 million, while purchases of investments by the Consolidated Funds were $5,174.2 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the six months ended June 30, 2015, cash used in investing activities principally reflects a change in restricted cash balances, primarily due to $690.4 million of proceeds received on behalf of a non-consolidated Carlyle Fund related to the pending sale of an investment by that fund; these proceeds will be disbursed upon closing of the transaction. During the six months ended June 30, 2014, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented. In June 2015, the Partnership received net proceeds from the issuance of 7,000,000 common units of $209.9 million. The Partnership used these net proceeds to acquire 7,000,000 Carlyle Holdings partnership units from the other limited partners of the Carlyle Holdings partnerships.
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
Distributions to our common unitholders were $134.6 million and $81.1 million for the six months ended June 30, 2015 and 2014, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $485.5 million and $406.7 million for the six months ended June 30, 2015 and 2014, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2015 and 2014 were $314.2 million and $(1,007.8) million, respectively. For the six months ended June 30, 2015 and 2014, contributions from non-controlling interest holders were $1,353.8 million and $1,295.7 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2015 and 2014, distributions to non-controlling interest holders were $2,641.9 million and $1,906.9 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
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
With respect to distribution year 2015, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $95.0 million, or $1.22 per common unit, consisting of (i) $0.89 per common unit in respect of the second quarter of 2015, which is payable on August 27, 2015 to common unitholders of record on August 19, 2015, and (ii) $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015.

With respect to distribution year 2014, through August 2014, the Partnership paid cumulative distributions of approximately $21.5 million to common unitholders, consisting of $0.16 per common unit in respect of the first quarter of 2014, which was paid in May 2014, and $0.16 per common unit in respect of the second quarter of 2014, which was paid in August 2014.

Distributions to common unitholders paid during the six months ended June 30, 2015 totaled $134.6 million, representing the amount paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014 and the amount paid in May 2015 of $0.33 per common unit with respect to the first quarter of 2015. Distributions to common unitholders paid during the six months ended June 30, 2014 totaled $81.1 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013 and the amount paid in May 2014 of $0.16 per common unit with respect to the first quarter of 2014.
It is Carlyle’s intention to cause Carlyle Holdings to make quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that will enable The Carlyle Group L.P. to pay a quarterly distribution of approximately 75% of Distributable Earnings per common unit, net of taxes and amounts payable under the tax receivable agreement, for the quarter. Carlyle’s general partner may adjust the distribution for amounts determined to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter. The declaration and payment of any distributions is at the sole discretion of Carlyle’s general partner, which may change or eliminate the distribution policy at any time.

Distributions for the 2014 and prior years, including the fourth quarter distribution, were determined in accordance with Carlyle’s distribution policy in effect for those years. For those periods, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle’s Distributable Earnings in excess of the amount determined by Carlyle’s general partner that was necessary or appropriate to provide for the conduct of Carlyle’s business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distributions for those years were less than our Distributable Earnings for that year due to these funding requirements.
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
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2015. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the second quarter of 2015, we issued 7,000,000 common units in a registered public offering that provided net proceeds to us of $209.9 million. Additionally, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued $200 million of 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used the entire net proceeds from the 2015 equity issuance and a portion of the net proceeds from the 2014 equity to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the 2014 equity issuance and the proceeds from the debt issuance is being used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform.

Since our inception through June 30, 2015, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2015, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,544.0	$2,046.7	$3,590.7
Global Market Strategies	1,054.3	369.3	1,423.6
Real Assets	856.6	750.2	1,606.8
Investment Solutions	144.7	37.1	181.8
Total	$3,599.6	$3,203.3	$6,802.9
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.2 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of June 30, 2015 consist of the following (dollars in millions):

Investments	$926.4
Less: Amounts attributable to non-controlling interests in consolidated entities	(241.4)
Less: Strategic equity method investment in NGP Management	(477.3)
Less: Investment in the general partner of NGP X associated with carried interest rights	(3.4)
Investments excluding non-controlling interests and NGP	204.3
Plus: investments in Consolidated Funds, eliminated in consolidation	181.5
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$385.8
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

Our accrued performance fees by segment as of June 30, 2015, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,577.3	$(52.4)	$2,524.9
Global Market Strategies	149.1	—	149.1
Real Assets	299.8	(169.4)	130.4
Investment Solutions	499.3	—	499.3
Total	$3,525.5	$(221.8)	$3,303.7
Plus: Investment in the general partner of NGP X associated with carried interest rights			3.4
Less: Accrued performance fee-related compensation			(1,750.8)
Plus: Receivable for giveback obligations from current and former employees			29.8
Less: Deferred taxes on accrued performance fees			(92.3)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			104.1
Net accrued performance fees excluding compensation and non-controlling interests			1,597.9
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			17.3
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			16.7
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,631.9
As of June 30, 2015, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,298.5
Growth Capital	106.6
Total Corporate Private Equity	1,405.1
Real Assets:
Real Estate	145.7
Natural Resources	17.9
Legacy Energy	(53.5)
Total Real Assets	110.1
Global Market Strategies	82.7
Investment Solutions and other non-carry funds	34.0
Net accrued performance fees attributable to Carlyle Holdings	$1,631.9
Cash and cash equivalents were approximately $1.2 billion at June 30, 2015. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $990 million as of June 30, 2015. This remaining amount will be used towards our primary liquidity needs, as previously outlined. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes, including, but not limited to, giveback obligations.

Our Balance Sheet and Indebtedness
Total assets were $34.4 billion at June 30, 2015, a decrease of $1.6 billion from December 31, 2014. The decrease in total assets was primarily attributable to decreases in due from affiliates and other receivables of Consolidated Funds, net, investments of Consolidated Funds, and cash and cash equivalents held at Consolidated Funds. Assets of the Consolidated Funds were approximately $26.8 billion at June 30, 2015, representing a decrease of $2.0 billion from December 31, 2014. Cash and cash equivalents were approximately $1.2 billion at June 30, 2015 and December 31, 2014.
Total liabilities were $23.1 billion at June 30, 2015, a decrease of $0.1 billion from December 31, 2014. The decrease in liabilities was primarily attributable to decreases in the liabilities of the Consolidated Funds, which decreased $0.8 billion from December 31, 2014 to June 30, 2015, partially offset by an increase in due to affiliates of $0.7 billion from December 31, 2014 to June 30, 2015.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2015, our total assets were $7.8 billion, including cash and cash equivalents of $1.2 billion and accrued performance fees of $3.5 billion.
Loans Payable. Loans payable on our balance sheet at June 30, 2015 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at June 30, 2015 includes $14.0 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.32% at June 30, 2015).
On May 5, 2015, the Partnership entered into Amendment No. 2 to the senior credit facility, which: (i) extended the maturity date of the term loan and revolving credit facility from August 9, 2018 to May 5, 2020, (ii) revised the management fee earning assets covenant to remove the step up requirement to add a percentage of future acquired AUM to set the minimum management fee earning assets amount, (iii) changed the definition of Indebtedness to provide for a deduction of unrestricted cash, and (iv) reduced the corporate ratings-based pricing grid.
The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended senior credit facility) of at least $65.3 billion and a total debt leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Other Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($14.0 million at June 30, 2015) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at June 30, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
As of June 30, 2015, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,602.7	1.81%	%	9.22
Subordinated notes and preferred shares	1,325.1	N/A	(1)	8.10
Combination notes	20.0	N/A	(2)	7.94
Total	$16,947.8

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(2)	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.
The fair value of senior secured notes, subordinated notes and preferred shares, and combination notes of our CLOs as of June 30, 2015 was $15,448.2 million, $1,258.6 million, and $20.7 million, respectively.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of June 30, 2015, the principal amount outstanding on the loans was approximately $173.0 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at June 30, 2015 was $112.4 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (18.0% to 21.4% as of June 30, 2015); (ii) IGP-M plus a margin of 12.0% (19.4% as of June 30, 2015); or (iii) IPCA plus a margin ranging from 10.0% to 13.5% (19.1% to 22.6% as of June 30, 2015).
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2015, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2015 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2015 to December 31, 2015	2016-2017	2018-2019	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$14.0	$1,125.0	$1,139.0
Interest payable(b)	28.0	109.0	108.2	844.7	1,089.9
Contingent cash consideration(c)	31.0	109.5	72.0	251.1	463.6
Operating lease obligations(d)	26.0	100.8	82.7	334.1	543.6
Capital commitments to Carlyle funds(e)	3,203.3	—	—	—	3,203.3
Tax receivable agreement payments(f)	—	7.9	11.4	118.6	137.9
Loans payable of Consolidated Funds(g)	214.2	563.9	790.3	18,153.8	19,722.2
Loans payable of a consolidated real estate VIE(h)	33.5	79.6	68.6	160.0	341.7
Unfunded commitments of the CLOs and Consolidated Funds(i)	953.5	—	—	—	953.5
Redemptions payable of Consolidated Funds(j)	269.0	—	—	—	269.0
Consolidated contractual obligations	4,758.5	970.7	1,147.2	20,987.3	27,863.7
Loans payable of Consolidated Funds(g)	(214.2)	(563.9)	(790.3)	(18,153.8)	(19,722.2)
Loans payable of a consolidated real estate VIE(h)	(33.5)	(79.6)	(68.6)	(160.0)	(341.7)
Capital commitments to Carlyle funds(e)	(2,832.0)	—	—	—	(2,832.0)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(953.5)	—	—	—	(953.5)
Redemptions payable of Consolidated Funds(j)	(269.0)	—	—	—	(269.0)
Carlyle Operating Entities contractual obligations	$456.3	$327.2	$288.3	$2,673.5	$3,745.3

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

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.21% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.75% on $14.0 million of our other term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $28.2 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

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

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.2 billion of unfunded commitments, approximately $2.8 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2015, at spreads to market rates pursuant to the debt agreements, and range from 0.22% to 12.56%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of June 30, 2015, at spreads to market rates pursuant to the loan agreements, and range from 18.0% to 22.6%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of March 31, 2015.

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

Excluded from the table above are liabilities for uncertain tax positions of $19.1 million at June 30, 2015 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $61 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From 2013 through June 30, 2015, $270.2 million has been funded to Urbplan by us and our senior Carlyle professionals (net of gains from related foreign currency forward contracts). We have funded $65.1 million of the $270.2 million and the remaining $205.1 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the six months ended June 30, 2015, $42.8 million was funded to Urbplan, of which we funded $10.8 million and the senior Carlyle professionals funded $32.0 million indirectly through us.
From April 2013 through June 30, 2015, the cumulative investment losses related to Urbplan totaled $45.2 million, of which $42.2 million were realized losses and $3.0 million are unrealized losses.
At this time, Urbplan is estimated to require approximately $60 million of additional capital over the next twelve months to complete its expected business turnaround. While no contractual or other obligations exist to provide additional financial support to Urbplan, we and our senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. We and our senior Carlyle professionals will evaluate the possibility of further capital infusions based on the circumstances at the time (including levels of third-party funding participation). It is anticipated that we would fund 25% and our senior Carlyle professionals would fund 75% indirectly through us of any additional investments made by us and our senior Carlyle professionals.

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

	As of June 30, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$231.3	$183.0	$414.3	$252.6
Employment-based contingent cash consideration	207.2	45.0	252.2	101.6
Total	$438.5	$228.0	$666.5	$354.2

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
Guarantees
In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 2%, reset quarterly. At June 30, 2015, approximately $7.8 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of June 30, 2015.

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
Contingent Obligations (Giveback)
An accrual for potential repayment of previously received performance fees of $221.8 million at June 30, 2015 is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2015. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $29.8 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of June 30, 2015 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of June 30, 2015, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable.
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
Along with many other companies and individuals in the financial sector, Carlyle and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act ("FATA"). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital had been stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively and activity in the suit is expected to resume once the Supreme Court appoints a new judge to hear the case.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. The Court has set the case schedule and trial is scheduled for May 2016.
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
An income tax hearing on these matters was held on March 11, 2015 in front of the French tax court. On April 15, 2015, the French tax court issued an opinion in this matter that is adverse to CEREP I, holding the Luxembourg property company liable for €105 million (including interest accrued since the beginning of the tax dispute). The Partnership disagrees with the outcome and filed a petition of appeal on July 3, 2015. In June 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations and the Partnership paid approximately €67 million in its capacity as a guarantor. CEREP I has approximately €1 million in net assets as of June 30, 2015. The remaining €7 million of the tax obligations will be paid by us. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

We were required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, we have consolidated CEREP I into our consolidated financial statements. For the six months ended June 30, 2015, CEREP I has recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds, and this amount reduced net income attributable to Carlyle Holdings in our condensed consolidated financial statements. In 2013 and 2014, we had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2014 through June 30, 2015 is as follows:

	Units as of December 31, 2014	Units Issued	Units Forfeited	Units Exchanged	Units as of June 30, 2015
Carlyle Holdings partnership units held by the Partnership	67,029,042	3,593,505	(11,674)	7,131,214	77,742,087
Carlyle Holdings partnership units not held by the Partnership	251,195,295	—	(91,174)	(7,131,214)	243,972,907
Total Carlyle Holdings partnership units	318,224,337	3,593,505	(102,848)	—	321,714,994
The Carlyle Holdings partnership units issued to the Partnership during the period from December 31, 2014 through June 30, 2015 relate to: (i) the vesting of the Partnership’s deferred restricted common units during the six months ended June 30, 2015, (ii) the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of DGAM, and (iii) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership’s common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 716,404 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2014 through June 30, 2015 relate to unvested Carlyle Holdings partnership units and unvested common units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis and the Partnership’s use of the net cash proceeds from the issuance of 7,000,000 common units in June 2015 to acquire 7,000,000 Carlyle Holdings partnership units from certain limited partners of Carlyle Holdings.

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
There was no material change in our market risks during the three months ended June 30, 2015. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 5, 2015	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

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