Form 10-Q
period 2015-09-30
Carlyle Group L.P.
filed 2015-11-05
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of October 30, 2015 was 80,241,015.

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

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$1,307.5	$1,242.0
Cash and cash equivalents held at Consolidated Funds	1,131.2	1,551.1
Restricted cash	277.4	59.7
Restricted cash and securities of Consolidated Funds	18.4	14.9
Accrued performance fees	3,015.8	3,795.6
Investments	897.2	931.6
Investments of Consolidated Funds	23,990.1	26,028.8
Due from affiliates and other receivables, net	205.1	199.4
Due from affiliates and other receivables of Consolidated Funds, net	1,164.7	1,213.2
Receivables and inventory of a consolidated real estate VIE	172.8	163.9
Fixed assets, net	105.5	75.4
Deposits and other	57.5	59.2
Other assets of a consolidated real estate VIE	68.8	86.4
Intangible assets, net	171.6	442.1
Deferred tax assets	213.1	131.0
Total assets	$32,796.7	$35,994.3
Liabilities and partners’ capital
Loans payable	$39.1	$40.2
3.875% senior notes due 2023	499.9	499.9
5.625% senior notes due 2043	606.6	606.8
Loans payable of Consolidated Funds	16,665.1	16,052.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $167.8 million and $243.6 million as of September 30, 2015 and December 31, 2014, respectively)	109.1	146.2
Accounts payable, accrued expenses and other liabilities	404.1	396.2
Accrued compensation and benefits	2,045.4	2,312.5
Due to affiliates	470.1	184.2
Deferred revenue	203.6	93.7
Deferred tax liabilities	119.8	112.2
Other liabilities of Consolidated Funds	1,910.1	2,504.9
Other liabilities of a consolidated real estate VIE	95.4	84.9
Accrued giveback obligations	264.0	104.4
Total liabilities	23,432.3	23,138.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,666.9	3,761.5
Partners’ capital (common units 80,241,015 and 67,761,012 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	510.0	566.0
Accumulated other comprehensive loss	(73.7)	(39.0)
Partners’ capital appropriated for Consolidated Funds	158.0	184.5
Non-controlling interests in consolidated entities	4,894.7	6,446.4
Non-controlling interests in Carlyle Holdings	1,208.5	1,936.6
Total partners’ capital	6,697.5	9,094.5
Total liabilities and partners’ capital	$32,796.7	$35,994.3
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Fund management fees	$278.3	$307.4	$830.1	$885.0
Performance fees
Realized	329.2	176.9	1,251.0	843.9
Unrealized	(575.8)	10.5	(629.7)	506.4
Total performance fees	(246.6)	187.4	621.3	1,350.3
Investment income (loss)
Realized	12.5	(0.5)	24.2	29.4
Unrealized	(22.0)	4.3	(17.7)	4.2
Total investment income (loss)	(9.5)	3.8	6.5	33.6
Interest and other income	5.0	9.1	15.9	16.6
Interest and other income of Consolidated Funds	259.4	234.1	742.7	728.5
Revenue of a consolidated real estate VIE	10.9	13.2	73.9	27.2
Total revenues	297.5	755.0	2,290.4	3,041.2
Expenses
Compensation and benefits
Base compensation	163.5	190.7	472.2	615.8
Equity-based compensation	86.8	79.7	291.0	262.9
Performance fee related
Realized	155.2	78.4	561.7	368.3
Unrealized	(228.1)	(14.3)	(146.2)	316.3
Total compensation and benefits	177.4	334.5	1,178.7	1,563.3
General, administrative and other expenses	289.6	117.4	539.2	370.4
Interest	14.5	14.4	43.6	41.1
Interest and other expenses of Consolidated Funds	296.9	240.1	791.7	756.4
Interest and other expenses of a consolidated real estate VIE	26.8	38.3	124.4	129.5
Other non-operating income	(9.9)	(39.6)	(11.7)	(14.0)
Total expenses	795.3	705.1	2,665.9	2,846.7
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(31.3)	125.5	935.8	994.5
Income (Loss) before provision for income taxes	(529.1)	175.4	560.3	1,189.0
Provision (benefit) for income taxes	(4.1)	(5.9)	12.4	63.9
Net income (loss)	(525.0)	181.3	547.9	1,125.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(152.4)	53.2	657.5	747.4
Net income (loss) attributable to Carlyle Holdings	(372.6)	128.1	(109.6)	377.7
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(288.7)	102.7	(95.8)	308.2
Net income (loss) attributable to The Carlyle Group L.P.	$(83.9)	$25.4	$(13.8)	$69.5
Net income (loss) attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$(1.05)	$0.38	$(0.19)	$1.11
Diluted	$(1.11)	$0.35	$(0.28)	$1.01
Weighted-average common units
Basic	78,849,332	66,474,689	72,812,892	61,422,816
Diluted	301,558,908	72,086,875	299,143,320	67,440,601
Distributions declared per common unit	$0.89	$0.16	$2.83	$1.72
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(525.0)	$181.3	$547.9	$1,125.1
Other comprehensive income (loss)
Foreign currency translation adjustments	156.8	(273.4)	(734.8)	(185.0)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	0.7	0.7	1.7	1.8
Defined benefit plans
Unrealized gain (loss) for the period	(0.9)	0.9	0.1	3.2
Less: reclassification adjustment for loss during the period, included in base compensation expense	—	0.1	0.2	0.3
Other comprehensive income (loss)	156.6	(271.7)	(732.8)	(179.7)
Comprehensive income (loss)	(368.4)	(90.4)	(184.9)	945.4
Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	(35.3)	124.9	26.5	303.5
Comprehensive income attributable to non-controlling interests in consolidated entities	(104.5)	(122.7)	(263.5)	(1,008.4)
Comprehensive loss attributable to redeemable non-controlling interests in consolidated entities	128.7	138.6	214.5	72.2
Comprehensive income (loss) attributable to Carlyle Holdings	(379.5)	50.4	(207.4)	312.7
Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	293.9	(33.0)	175.5	(248.1)
Comprehensive income (loss) attributable to The Carlyle Group L.P.	$(85.6)	$17.4	$(31.9)	$64.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$547.9	$1,125.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	281.7	125.4
Equity-based compensation	291.0	262.9
Excess tax benefits related to equity-based compensation	(1.4)	(2.5)
Non-cash performance fees	601.0	(526.0)
Other non-cash amounts	41.8	20.8
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(770.6)	(1,098.6)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(197.0)	168.1
Purchases of investments by Consolidated Funds	(7,577.3)	(8,318.8)
Proceeds from sale and settlements of investments by Consolidated Funds	9,359.9	7,805.0
Non-cash interest income, net	(3.0)	(26.1)
Change in cash and cash equivalents held at Consolidated Funds	1,670.3	2,115.6
Change in other receivables held at Consolidated Funds	5.4	190.2
Change in other liabilities held at Consolidated Funds	(223.0)	177.3
Investment (income) loss	2.7	(24.1)
Purchases of investments	(51.5)	(191.9)
Proceeds from the sale of investments and trading securities	371.4	500.2
Payments of contingent consideration	(17.8)	(57.9)
Changes in deferred taxes, net	(12.0)	11.6
Change in due from affiliates and other receivables	(3.4)	(3.0)
Change in receivables and inventory of a consolidated real estate VIE	(49.5)	3.0
Change in deposits and other	(9.3)	(11.4)
Change in other assets of a consolidated real estate VIE	(10.5)	(0.9)
Change in accounts payable, accrued expenses and other liabilities	(0.1)	(35.6)
Change in accrued compensation and benefits	(212.8)	189.1
Change in due to affiliates	253.5	(71.1)
Change in other liabilities of a consolidated real estate VIE	43.9	(13.2)
Change in deferred revenue	111.4	203.1
Net cash provided by operating activities	4,442.7	2,516.3
Cash flows from investing activities
Change in restricted cash	(217.9)	65.3
Purchases of fixed assets, net	(49.8)	(15.1)
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by (used in) investing activities	(267.7)	47.1
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8
Net payments on loans payable of a consolidated real estate VIE	(53.1)	(15.9)
Net payments on loans payable of Consolidated Funds	(40.0)	(1,087.6)
Payments of contingent consideration	(8.0)	(38.1)
Excess tax benefits related to equity-based compensation	1.4	2.5
Distributions to common unitholders	(206.0)	(91.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(702.4)	(446.8)
Net proceeds from issuance of common units, net of offering costs	209.9	449.5
Acquisition of non-controlling interests in Carlyle Holdings	(209.9)	(303.4)
Contributions from non-controlling interest holders	1,629.9	1,923.9
Distributions to non-controlling interest holders	(4,325.2)	(2,593.9)
Change in due to/from affiliates financing activities	4.4	(47.9)
Change in due to/from affiliates and other receivables of Consolidated Funds	(341.1)	(33.2)
Net cash used in financing activities	(4,040.1)	(2,072.0)
Effect of foreign exchange rate changes	(69.4)	(63.8)
Increase in cash and cash equivalents	65.5	427.6
Cash and cash equivalents, beginning of period	1,242.0	966.6
Cash and cash equivalents, end of period	$1,307.5	$1,394.2
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$25.4	$40.5
Non-cash contributions from non-controlling interest holders	$—	$5.8
Initial consolidation of Consolidated Funds	$36.0	$—
Deconsolidation of Consolidated Funds	$(36.0)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$57.9	$73.5
Deferred tax liability	$2.6	$—
Tax receivable agreement liability	$49.8	$63.1
Total partners’ capital	$5.5	$10.4
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

Following the issuance of common units in the June 2015 public offering, the vesting of deferred restricted common units, and the cancellation of certain unvested common units (see Note 16), the total number of Partnership common units outstanding as of September 30, 2015 was 80,241,015.
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
For entities that are determined to be VIEs, the Partnership consolidates those entities where it is deemed to be the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. In evaluating whether the Partnership is the primary beneficiary, the Partnership evaluates its economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis is generally performed qualitatively. This consolidation analysis, which requires judgment, is performed at each reporting date.
Accounting Standards Update (“ASU”) No. 2010-10, Amendments for Certain Investment Funds, defers the application of the revised consolidation rules for a reporting enterprise’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance.
As of September 30, 2015, assets and liabilities of consolidated VIEs reflected in the condensed consolidated balance sheets were $23.1 billion and $18.0 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.
The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of September 30, 2015, the Partnership held $186.4 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.

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

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Investments	$482.5	$511.8
Receivables	13.9	3.7
Maximum Exposure to Loss	$496.4	$515.5
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

The Partnership also provides transaction advisory and portfolio advisory services to the Portfolio Companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $4.0 million and $21.9 million for the three months ended September 30, 2015 and 2014, respectively, and $16.4 million and $62.1 million for the nine months ended September 30, 2015 and 2014, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
Performance Fees
Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of the Partnership’s fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2015 and December 31, 2014, the Partnership has recognized $264.0 million and $104.4 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $219.0 million and $217.0 million for the three months ended September 30, 2015 and 2014, respectively, and $654.7 million and $653.0 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.

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
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The grant-date fair value of equity-based awards granted to Carlyle’s non-employee directors is expensed on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to non-employees who are not directors is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards that are not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of September 30, 2015 and December 31, 2014, the Partnership had recorded a liability of $1.5 billion and $1.8 billion, respectively, related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $19.7 million and $29.9 million at September 30, 2015 and December 31, 2014, respectively.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restricted Cash
Restricted cash at September 30, 2015 and December 31, 2014 includes $11.9 million and $8.7 million, respectively, of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in October 2015 and January 2015, respectively. At December 31, 2014, restricted cash also included €4.4 million ($5.4 million as of December 31, 2014) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). This amount was repaid during the third quarter of 2015. Further, at December 31, 2014, restricted cash also included $13.2 million which is no longer restricted at September 30, 2015.
Also included in restricted cash at September 30, 2015 is $247.7 million of proceeds received on behalf of a non-consolidated Carlyle Fund related to the pending sale of an investment by that fund; these proceeds will be disbursed upon closing of the transaction. The Partnership has recorded a corresponding liability in due to affiliates for this amount. The remaining balance in restricted cash at September 30, 2015 and December 31, 2014 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $1.9 million and $2.3 million is included in restricted cash and securities of Consolidated Funds at September 30, 2015 and December 31, 2014, respectively.
Certain CLOs hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of September 30, 2015 and December 31, 2014, securities of $16.5 million and $12.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.
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
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment, leasehold improvements, and computer hardware and software and are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease term or the life of the asset, and three to seven years for other fixed assets. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2015 and December 31, 2014 were as follows:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.6)	$(0.9)
Currency translation adjustments	(70.5)	(35.8)
Unrealized losses on defined benefit plans	(2.6)	(2.3)
Total	$(73.7)	$(39.0)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of ($9.9 million) and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $8.6 million and $5.6 million for the nine months ended September 30, 2015 and 2014, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-7, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-7 provides amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. Early application is permitted. The guidance is not expected to have a material impact on the Partnership's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Partnership on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Partnership’s consolidated financial statements upon adoption.
In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 will be effective for the Partnership beginning on January 1, 2016. The Partnership is currently assessing the impact that this guidance will have on its consolidated financial statements; however, the guidance is expected to reduce the number of funds consolidated by the Partnership. The expected deconsolidation would reduce the Partnership’s total assets, total liabilities and total partners’ capital, as well as impact net income, but there would be no impact to net income attributable to the Partnership.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. Under the Partnership’s current practice, the difference between the fair value of the financial assets and the fair value of the financial liabilities is classified within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 provides the option for a reporting entity to initially measure both the financial assets and financial liabilities using the fair value of the financial assets or financial liabilities, whichever is more observable. As a result, the reporting entity will no longer have a difference to report within appropriated partners’ capital. This guidance will be effective for the Partnership on January 1, 2016. The Partnership’s consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. The guidance is expected to change the measurement of the financial assets or financial liabilities of the Partnership’s consolidated CLOs, which will impact net income but not impact net income attributable to the Partnership. Upon adoption, substantially all the balance within partners’ capital appropriated for Consolidated Funds will be reclassified to investments of Consolidated Funds or loans payable of Consolidated Funds. At September 30, 2015 partners’ capital appropriated for Consolidated Funds was $158.0 million.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9 is effective for the Partnership beginning on January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. The Partnership is still assessing the potential impact of this guidance, however, this may have a material impact on the Partnership’s consolidated financial statements by significantly delaying the recognition of performance fee revenue.

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
See Note 3 to the consolidated financial statements included in the Partnership’s 2014 Annual Report on Form 10-K for additional information on other acquisitions made in the last three years.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2015:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$237.1	$71.8	$956.0	$1,264.9
Bonds	—	—	1,229.2	1,229.2
Loans	—	—	15,482.2	15,482.2
Partnership and LLC interests(1)	—	—	3,350.2	3,350.2
Hedge funds	—	2,660.3	—	2,660.3
Other	—	—	3.3	3.3
	237.1	2,732.1	21,020.9	23,990.1
Trading securities	—	—	1.6	1.6
Foreign currency forward contracts	—	13.3	—	13.3
Restricted securities of Consolidated Funds	7.8	—	8.7	16.5
Total	$244.9	$2,745.4	$21,031.2	$24,021.5
Liabilities
Loans payable of Consolidated Funds	$—	$—	$16,665.1	$16,665.1
Derivative instruments of the CLOs	—	—	25.8	25.8
Contingent consideration(2)	—	—	16.6	16.6
Loans payable of a consolidated real estate VIE	—	—	109.1	109.1
Interest rate swaps	—	1.4	—	1.4
Foreign currency forward contracts	—	9.3	—	9.3
Total	$—	$10.7	$16,816.6	$16,827.3

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

(2)
Balance relates to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management L.L.C. (“Carlyle Commodity Management”, formerly, Vermillion) and Metropolitan, excluding employment-based contingent consideration (see Note 9).

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

(2)
Balance relates to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management and Metropolitan, excluding employment-based contingent consideration (see Note 9).

Transfers from Level II to Level I during the nine months ended September 30, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II. There were no transfers from Level II to Level I during the nine months ended September 30, 2014.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,023.8	$1,193.7	$15,460.9	$3,390.1	$4.0	$2.0	$8.7	$21,083.2
Transfers out (1)	(115.1)	—	—	—	—	—	—	(115.1)
Purchases	32.6	177.8	2,948.7	112.3	—	—	—	3,271.4
Sales	(21.0)	(117.1)	(1,543.2)	(390.3)	—	—	—	(2,071.6)
Settlements	—	—	(1,195.6)	—	—	—	—	(1,195.6)
Realized and unrealized gains (losses), net
Included in earnings	11.1	(27.7)	(204.7)	121.3	(0.7)	(0.4)	—	(101.1)
Included in other comprehensive income	24.6	2.5	16.1	116.8	—	—	—	160.0
Balance, end of period	$956.0	$1,229.2	$15,482.2	$3,350.2	$3.3	$1.6	$8.7	$21,031.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$3.3	$(24.9)	$(199.8)	$(98.5)	$(0.7)	$(0.1)	$—	$(320.7)

	Financial Assets
	Nine Months Ended September 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$3,481.0	$1.5	$3.3	$8.6	$21,783.6
Transfers out (1)	(115.1)	—	—	—	—	—	(3.9)	(119.0)
Purchases	60.6	403.2	6,223.0	350.8	—	—	3.9	7,041.5
Sales	(1,043.3)	(324.9)	(2,682.1)	(884.2)	—	—	—	(4,934.5)
Settlements	—	—	(2,693.1)	—	—	—	—	(2,693.1)
Realized and unrealized gains (losses), net
Included in earnings	261.0	(4.4)	(88.3)	809.8	1.9	(1.7)	0.1	978.4
Included in other comprehensive income	(175.7)	(80.5)	(362.2)	(407.2)	(0.1)	—	—	(1,025.7)
Balance, end of period	$956.0	$1,229.2	$15,482.2	$3,350.2	$3.3	$1.6	$8.7	$21,031.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(299.2)	$(4.9)	$(112.7)	$349.2	$2.1	$(1.4)	$(0.1)	$(67.0)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended September 30, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,582.4	$1,345.8	$14,344.7	$3,761.8	$1.5	$4.7	$8.4	$22,049.3
Transfers out (1)	(47.7)	—	—	—	—	—	—	(47.7)
Purchases	1.1	167.2	2,572.3	101.3	—	—	—	2,841.9
Sales	(4.1)	(180.5)	(607.3)	(252.1)	(0.8)	(0.2)	—	(1,045.0)
Settlements	—	—	(1,054.2)	—	—	—	—	(1,054.2)
Realized and unrealized gains (losses), net
Included in earnings	44.0	(2.8)	(47.0)	199.8	0.2	(0.8)	0.1	193.5
Included in other comprehensive income	(190.2)	(80.9)	(391.3)	(22.5)	(0.1)	—	—	(685.0)
Balance, end of period	$2,385.5	$1,248.8	$14,817.2	$3,788.3	$0.8	$3.7	$8.5	$22,252.8
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$55.5	$(3.0)	$(50.0)	$44.7	$0.2	$(0.8)	$0.1	$46.7

	Financial Assets
	Nine Months Ended September 30, 2014
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(135.2)	—	—	—	—	—	—	(135.2)
Purchases	27.5	557.2	6,331.7	274.3	—	—	—	7,190.7
Sales	(430.6)	(486.2)	(1,805.4)	(931.4)	(0.8)	(3.8)	—	(3,658.2)
Settlements	—	—	(3,285.7)	—	—	—	—	(3,285.7)
Realized and unrealized gains (losses), net
Included in earnings	389.7	14.4	(65.9)	584.7	(0.3)	0.6	(0.1)	923.1
Included in other comprehensive income	(184.5)	(86.1)	(425.3)	45.5	(0.1)	—	—	(650.5)
Balance, end of period	$2,385.5	$1,248.8	$14,817.2	$3,788.3	$0.8	$3.7	$8.5	$22,252.8
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$81.8	$9.3	$(36.3)	$31.6	$0.1	$0.6	$(0.1)	$87.0

(1)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,727.5	$29.1	$47.9	$112.4	$16,916.9
Initial consolidation of funds	584.2	—	—	—	584.2
Borrowings	959.5	—	—	—	959.5
Paydowns	(1,315.9)	—	(21.4)	(20.4)	(1,357.7)
Sales	—	(0.9)	—	—	(0.9)
Realized and unrealized (gains) losses, net
Included in earnings	(303.8)	(2.4)	(10.0)	12.8	(303.4)
Included in other comprehensive income	13.6	—	0.1	4.3	18.0
Balance, end of period	$16,665.1	$25.8	$16.6	$109.1	$16,816.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(324.7)	$3.3	$(10.6)	$12.8	$(319.2)

	Financial Liabilities
	Nine Months Ended September 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Initial consolidation of funds	1,248.6	—	—	—	1,248.6
Borrowings	2,584.6	—	—	—	2,584.6
Paydowns	(2,627.6)	—	(22.5)	(53.1)	(2,703.2)
Sales	—	(5.6)	—	—	(5.6)
Realized and unrealized (gains) losses, net
Included in earnings	(198.8)	15.1	(11.8)	43.9	(151.6)
Included in other comprehensive income	(393.9)	(0.9)	(0.2)	(27.9)	(422.9)
Balance, end of period	$16,665.1	$25.8	$16.6	$109.1	$16,816.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(244.8)	$(12.3)	$(12.4)	$43.9	$(225.6)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Three Months Ended September 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,136.4	$15.2	$120.2	$147.7	$16,419.5
Initial consolidation of funds	811.0	—	—	—	811.0
Borrowings	592.6	—	—	8.8	601.4
Paydowns	(673.6)	—	(21.9)	(19.5)	(715.0)
Sales	—	(0.6)	—	—	(0.6)
Realized and unrealized losses, net
Included in earnings	53.3	4.4	(27.6)	9.1	39.2
Included in other comprehensive income	(498.8)	(1.2)	(0.4)	14.0	(486.4)
Balance, end of period	$16,420.9	$17.8	$70.3	$160.1	$16,669.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$16.5	$(3.9)	$(27.6)	$9.1	$(5.9)

	Financial Liabilities
	Nine Months Ended September 30, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$178.8	$122.1	$15,534.7
Initial consolidation of funds	811.0	—	—	—	811.0
Borrowings	3,066.9	—	—	45.5	3,112.4
Paydowns	(2,308.7)	—	(95.6)	(61.4)	(2,465.7)
Sales	—	(3.9)	—	—	(3.9)
Realized and unrealized losses, net
Included in earnings	171.5	9.9	(12.5)	35.5	204.4
Included in other comprehensive income	(540.5)	(1.3)	(0.4)	18.4	(523.8)
Balance, end of period	$16,420.9	$17.8	$70.3	$160.1	$16,669.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$18.2	$(8.0)	$(12.5)	$35.5	$33.2
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2015:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2015
Assets
Investments of Consolidated Funds:
Equity securities	$938.3	Comparable Multiple	LTM EBITDA Multiple	4.6x - 15.6x (11.3x)
	17.7	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $245 ($0)

Bonds	1,229.2	Consensus Pricing	Indicative Quotes (% of Par)	1 - 142 (98)
Loans	15,427.6	Consensus Pricing	Indicative Quotes (% of Par)	2 - 138 (98)
	54.6	Market Yield Analysis	Market Yield	5% - 16% (11%)
Partnership and LLC interests	3,350.2	NAV of Underlying Fund(1)	N/A	N/A
Other	3.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 15 (5)
	21,020.9
Trading securities and other	1.6	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)

Restricted securities of Consolidated Funds	8.7	Consensus Pricing	Indicative Quotes (% of Par)	87 - 87 (87)
Total	$21,031.2
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$15,460.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 4% (3%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	35 - 102 (98)
Subordinated notes and preferred shares	1,186.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (11%)
			Default Rates	1% - 4% (2%)
			Recovery Rates	60% - 75% (66%)
			Indicative Quotes (% of Par)	1 - 116 (59)
Combination notes	18.9	Consensus Pricing	Indicative Quotes (% of Par)	90 - 96 (94)
Loans payable of a consolidated real estate VIE	109.1	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (32%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of the CLOs	25.8	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 35 (20)
Contingent consideration(2)	16.6	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (6%)
			Discount Rate	5% - 21% (11%)
Total	$16,816.6

(1)	Represents the Partnership’s investments in funds that are valued using NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management, and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2014:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2014
Assets
Investments of Consolidated Funds:
Equity securities	$1,783.7	Comparable Multiple	LTM EBITDA Multiple	4.8x- 16.2x (12.1x)
	168.7	Comparable Multiple	Forward EBITDA Multiple	8.4x-8.4x (8.4x)
	16.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $246 ($0)

Bonds	1,235.8	Consensus Pricing	Indicative Quotes (% of Par)	1 - 133 (99)
Loans	14,873.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 126 (98)
	211.5	Market Yield Analysis	Market Yield	5% - 17% (11%)
Partnership and LLC interests	3,481.0	NAV of Underlying Fund(1)	N/A	N/A
Other	1.5	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0 - 6 (3)
	21,771.7
Trading securities and other	3.0	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
	0.3	Discounted Cash Flow	Discount Rate	10% - 10% (10%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	87 - 87 (87)
Total	$21,783.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,757.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	35 - 100 (98)
Subordinated notes and preferred shares	1,278.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	1 - 132 (63)
Combination notes	15.9	Consensus Pricing	Indicative Quotes (% of Par)	97 - 98 (98)
Loans payable of a consolidated real estate VIE	146.2	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (36%)
			Discount Rate	23% - 33% (26%)
Derivative instruments of the CLOs	17.2	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	2 - 22 (11)
Contingent consideration(2)	51.1	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (20%)
			Discount Rate	5% - 18% (13%)
Total	$16,266.7

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management and Metropolitan (see Note 9).

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$2,074.0	$2,932.6
Global Market Strategies	96.6	129.9
Real Assets	318.5	272.9
Investment Solutions	526.7	460.2
Total	$3,015.8	$3,795.6
Approximately 44% and 55% of accrued performance fees at September 30, 2015 and December 31, 2014, respectively, are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation, and accrued giveback obligations (see Note 10), which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$(50.3)	$(52.4)
Real Assets	(213.7)	(52.0)
Total	$(264.0)	$(104.4)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Corporate Private Equity	$(257.8)	$217.1	$522.4	$981.8
Global Market Strategies	(52.3)	(19.4)	(29.9)	91.6
Real Assets	32.1	31.9	3.3	108.8
Investment Solutions	31.4	(42.2)	125.5	168.1
Total	$(246.6)	$187.4	$621.3	$1,350.3

Approximately 97% or ($239.5 million) of performance fees for the three months ended September 30, 2015 are related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P., and Carlyle Asia Growth Partners IV, L.P., three of the Partnership’s Corporate Private Equity funds, and Carlyle Energy Mezzanine Opportunities Fund, one of the Partnership's Global Market Strategies funds, and Carlyle Realty Partners V, L.P., Carlyle Realty Partners VI, L.P., and Carlyle/Riverstone Global Energy and Power Fund IV, L.P., three of the Partnership’s Real Assets funds. Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Asia Growth Partners IV, L.P., Carlyle Energy Mezzanine Opportunities Fund, Carlyle Realty Partners V, L.P., Carlyle Realty Partners VI, L.P. and Carlyle/Riverstone Global Energy and Power Fund IV, L.P. were ($25.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million), ($120.0 million), ($53.5 million), ($43.7 million), $38.5 million, $29.7 million, and $(41.0) million, respectively, for the three months ended September 30, 2015.
Approximately 33% or $206.3 million of performance fees for the nine months ended September 30, 2015 are related to Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P., two of the Partnership's Corporate Private Equity funds, and Carlyle Realty Partners VI, L.P., Carlyle/Riverstone Global Energy and Power Fund III, L.P., and Carlyle/Riverstone Global Energy and Power Fund IV, L.P., three of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle Realty Partners VI, L.P., Carlyle/Riverstone Global Energy and Power Fund III, L.P., and Carlyle/Riverstone Global Energy and Power Fund IV, L.P. were $154.2 million, $202.0 million, $96.6 million, ($102.1) million, and($63.7) million, respectively, for the nine months ended September 30, 2015.
Approximately 64% or $120.6 million of performance fees for the three months ended September 30, 2014 were related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle U.S. Equity Opportunity Fund, L.P., four of the Partnership’s Corporate Private Equity funds, and Carlyle Realty Partners VI, L.P., one of the Partnership's Real Assets funds, as well as Claren Road's Master Fund and Credit Opportunities Fund and AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006). Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle U.S. Equity Opportunity Fund, L.P. and Carlyle Realty Partners VI, L.P., were $(28.5) million, $107.9 million, $142.1 million, $38.4 million and $29.5 million, respectively, for the three months ended September 30, 2014. For the three months ended September 30, 2014 total revenue from Claren Road's Master Fund and Credit Opportunities Fund was $(6.0) million and $(7.4) million, respectively, and AlpInvest’s Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006) collectively was $(75.8) million. The revenue reversal from these AlpInvest vehicles resulted in a corresponding decrease to performance fee compensation expense of $56.9 million and a decrease to the provision for income taxes of $18.9 million, resulting in no net impact to the net income attributable to Carlyle Holdings for this period.
Approximately 66% or $897.2 million of performance fees for the nine months ended September 30, 2014 were related to Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P. Total revenues recognized from Carlyle Partners V, L.P., and Carlyle Europe Partners III, L.P., were $487.8 million and $527.2 million, respectively, for the nine months ended September 30, 2014.
6. Investments
Investments consist of the following:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$874.3	$918.7
Trading securities and other investments	22.9	12.9
Total investments	$897.2	$931.6
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
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of September 30, 2015 there was no carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation, while at December 31, 2014 it was approximately $18.5 million. The carrying value of the Partnership’s general partner investments in the NGP X fund was $20.7 million as of September 30, 2015 and $20.4 million as of December 31, 2014.
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

As of September 30, 2015, the NGP Natural Resources XI, L.P. fund (“NGP XI”) had closed on aggregate commitments of approximately $5.3 billion. The management fees for this fund will turn on January 1, 2016 or sooner as the fund deploys capital. Based on the amount of NGP XI commitments raised through September 30, 2015, it is probable that BNRI will be entitled to receive the contingent consideration when such payment becomes due. Accordingly, as of September 30, 2015, the Partnership has accrued $183.0 million related to this future payment obligation. The timing of the cash payment and issuance of the promissory note to BNRI is based on the contractual agreement between the Partnership and BNRI, which is estimated to be in early 2016.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Management fees	$14.5	$13.8	$41.4	$43.4
Performance fees	(3.4)	3.1	(18.5)	3.1
Investment income (loss)	(2.0)	—	(2.5)	—
Expenses and amortization of basis differences	(15.3)	(19.3)	(53.1)	(57.6)
Net investment income (loss)	$(6.2)	$(2.4)	$(32.7)	$(11.1)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $99.1 million and $141.6 million as of September 30, 2015 and December 31, 2014, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Corporate Private Equity	$228.1	$246.3
Global Market Strategies	24.0	25.3
Real Assets	622.2	647.1
Total	$874.3	$918.7
The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of September 30, 2015 and for the three and nine months then ended, no individual equity method investment held by the Partnership met the threshold for disclosure of summarized income statement information.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income (loss) from equity investments	$(14.7)	$4.3	$0.5	$32.3
Income (loss) from trading securities	(1.3)	(0.9)	(1.5)	0.5
Other investment income	6.5	0.4	7.5	0.8
Total	$(9.5)	$3.8	$6.5	$33.6

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Corporate Private Equity	$(10.0)	$12.1	$20.2	$40.1
Global Market Strategies	(1.3)	0.7	(0.4)	2.4
Real Assets	(3.4)	(8.5)	(19.3)	(10.2)
Total	$(14.7)	$4.3	$0.5	$32.3
Trading Securities and Other Investments
Trading securities and other investments as of September 30, 2015 and December 31, 2014 primarily consisted of $22.9 million and $12.9 million, respectively, of investments in derivative instruments and corporate mezzanine securities and bonds, as well as other cost method investments.
Investments of Consolidated Funds
During the nine months ended September 30, 2015, the Partnership formed five new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of these CLOs into its condensed consolidated financial statements beginning on their respective closing dates. As of September 30, 2015, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $3.2 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Interest income from investments	$219.0	$217.0	$654.7	$653.0
Other income	40.4	17.1	88.0	75.5
Total	$259.4	$234.1	$742.7	$728.5

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(337.8)	$169.5	$738.1	$1,151.4
Gains (losses) from liabilities of CLOs	306.6	(45.3)	197.0	(158.4)
Gains (losses) on other assets of CLOs	(0.1)	1.3	0.7	1.5
Total	$(31.3)	$125.5	$935.8	$994.5
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Realized gains	$433.8	$248.2	$867.9	$1,194.4
Net change in unrealized losses	(771.6)	(78.7)	(129.8)	(43.0)
Total	$(337.8)	$169.5	$738.1	$1,151.4
7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Acquired contractual rights	$833.7	$843.0
Acquired trademarks	6.6	6.7
Accumulated amortization	(714.4)	(455.1)
Finite-lived intangible assets, net	125.9	394.6
Goodwill	45.7	47.5
Intangible assets, net	$171.6	$442.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2015. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2014	$28.0	$19.5	$47.5
Foreign currency translation	—	(1.8)	(1.8)
Balance as of September 30, 2015	$28.0	$17.7	$45.7

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended September 30, 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. This evaluation was performed on the intangible assets related to the open-ended credit hedge funds in the Global Market Strategies segment. In the third quarter of 2015, Claren Road received approximately $1.9 billion of investor redemption notices, which are expected to be paid over the next several quarters, starting in the fourth quarter of 2015. These redemptions, and any future reductions in assets managed by Claren Road, will result in lower management fees by Claren Road in subsequent periods and lower earnings contributions to the Partnership from Claren Road. As a result of these events, the Partnership concluded that the carrying value of its intangible assets associated with the acquisition of Claren Road was impaired and recorded an impairment of $186.6 million during the three months ended September 30, 2015. When including the reduction of the related liabilities for contingent consideration associated with Claren Road, the pre-tax net impact to the Partnership's financial results for the three months ended September 30, 2015 was $162.4 million.

Separately, the Partnership recorded an impairment loss of $11.8 million and $30.6 million during the nine months ended September 30, 2015 and 2014, respectively, to reduce the carrying value of other Global Market Strategies intangible assets to their estimated fair value.

The fair value determinations were based on a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market (primarily discount rates ranging from 10% to 20%) and thus represented Level III measurements as defined in the accounting guidance for fair value measurements. The impairment losses were included in general, administrative and other expenses in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015, respectively, and the nine months ended September 30, 2014.
Intangible asset amortization expense, excluding impairment losses, was $20.4 million and $25.1 million during the three months ended September 30, 2015 and 2014, respectively, and $64.1 million and $78.0 million during the nine months ended September 30, 2015 and 2014, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for October 1, 2015 through December 31, 2019 and thereafter (Dollars in millions):

2015	$12.1
2016	38.3
2017	35.2
2018	19.2
2019	9.0
Thereafter	12.1
$125.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of September 30, 2015		As of December 31, 2014
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$25.0	$25.0	$25.0
CLO Term Loan (1)	14.1	14.1	15.2	15.2
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.9
5.625% Senior Notes Due 3/30/2043	600.0	606.6	600.0	606.8
	$1,139.1	$1,145.6	$1,140.2	$1,146.9

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
As of September 30, 2015, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of September 30, 2015, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at September 30, 2015, the interest rate was 1.33%). There was no amount outstanding under the revolving credit facility at September 30, 2015. Interest expense under the senior credit facility was not significant for the three and nine months ended September 30, 2015 and 2014. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2015 and December 31, 2014 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
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
CLO Term Loan
On October 3, 2013, the Partnership borrowed €12.6 million ($14.1 million at September 30, 2015) under a term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at September 30, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three and nine months ended September 30, 2015 and 2014. The fair value of the outstanding balance of the term loan at September 30, 2015 and December 31, 2014 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on the notes was $5.0 million for the three months ended September 30, 2015 and 2014, and $14.9 million for the nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, the fair value of the notes, including accrued interest, was approximately $516.2 million and $521.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for the three months ended September 30, 2015 and 2014, and $25.3 million and $23.1 million for the three and nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the fair value of the notes, including accrued interest, was approximately $633.9 million and $707.6 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Interest Rate Swaps
The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $293.8 million at September 30, 2015 that amortizes through September 30, 2016.
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
In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $268.8 million at September 30, 2015 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2015.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of September 30, 2015 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loan, senior notes, or the loans payable of Consolidated Funds.

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
As of September 30, 2015 and December 31, 2014, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,731.6	$15,460.0	1.86%		9.32
Subordinated notes and preferred shares	1,193.9	1,186.2	N/A	(a)	8.52
Combination notes	20.0	18.9	N/A	(b)	6.51
Total	$16,945.5	$16,665.1

	As of December 31, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,104.2	$14,757.5	1.68%		9.21
Subordinated notes and preferred shares	1,242.3	1,278.8	N/A	(a)	8.28
Combination notes	15.0	15.9	N/A	(b)	7.14
Total	$16,361.5	$16,052.2

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2015 and December 31, 2014, the fair value of the CLO assets was $18.0 billion and $17.6 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended September 30, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$28.5	$—	$101.6	$224.1		$354.2
Change in carrying value	0.2	—	(11.2)	(7.8)		(18.8)
Payments	(20.2)	—	—	(1.1)		(21.3)
Issuances of equity	—	—	—	—		—
Balance, end of period	$8.5	$—	$90.4	$215.2		$314.1

	Rollforward For The Nine Months Ended September 30, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$26.8	$—	$156.8	$201.0		$384.6
Change in carrying value	1.9	—	(60.9)	16.5	(a)	(42.5)
Payments	(20.2)	—	(3.3)	(2.3)		(25.8)
Issuances of equity	—	—	(2.2)	—		(2.2)
Balance, end of period	$8.5	$—	$90.4	$215.2		$314.1

	Rollforward For The Three Months Ended September 30, 2014
	Amounts payable to the sellers who are senior Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$88.4	$26.2	$184.3	$43.9		$342.8
Change in carrying value	(29.9)	(12.0)	(26.0)	157.3		89.4
Payments	(20.2)	—	(0.4)	(1.7)		(22.3)
Issuance of equity	$—	$—	$(0.6)	$—		$(0.6)
Balance, end of period	$38.3	$14.2	$157.3	$199.5		$409.3

	Rollforward For The Nine Months Ended September 30, 2014
	Amounts payable to the sellers who are senior Carlyle professionals					Total
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance, beginning of period	$145.1	$15.7	$148.7	$40.8		$350.3
Change in carrying value	(16.1)	(1.5)	9.6	163.6		155.6
Payments	(90.7)	—	(0.4)	(4.9)		(96.0)
Issuance of equity	$—	$—	$(0.6)	$—		$(0.6)
Balance, end of period	$38.3	$14.2	$157.3	$199.5		$409.3

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
The amount of employment-based contingent cash consideration payable to the sellers who are Carlyle professionals has been recorded as accrued compensation and benefits in the accompanying condensed consolidated balance sheets. Changes in the value of these amounts are recorded as compensation expense in the condensed consolidated statements of operations. In June 2015, the Partnership amended the agreements relating to the original acquisition of Vermillion, now called Carlyle Commodity Management. As a result of the amendment, the Partnership’s economic interest in Carlyle Commodity Management increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest.  Also, as a result of the amendment, the estimated value of the employment-based contingent consideration liability decreased by $46.3 million, which was recognized by the Partnership as a reduction in base compensation expense for the nine months ended September 30, 2015.
The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities, or due to affiliates for amounts payable to NGP, in the accompanying condensed consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating expense (income), or investment income in the case of amounts payable to NGP, in the condensed consolidated statements of operations. Included in the change in carrying value for the nine months ended September 30, 2015 is $23.2 million related to the accrual of additional contingent consideration payable to BNRI (See Note 6). This amount was capitalized into the carrying value of the Partnership’s equity method investment in NGP.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of September 30, 2015 and December 31, 2014.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management:

	As of September 30, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$209.3	$183.0	$392.3	$223.7
Employment-based contingent cash consideration	180.7	45.0	225.7	90.4
Total maximum cash obligations	$390.0	$228.0	$618.0	$314.1

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Accrued performance fee-related compensation	$1,525.3	$1,815.4
Accrued bonuses	305.6	229.6
Employment-based contingent cash consideration	90.4	156.8
Other	124.1	110.7
Total	$2,045.4	$2,312.5
11. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2015 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$2,011.4
Global Market Strategies	351.6
Real Assets	734.1
Investment Solutions	35.7
$3,132.8
Of the $3.1 billion of unfunded commitments, approximately $2.7 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (3.28% weighted-average rate at September 30, 2015). As of September 30, 2015 and December 31, 2014, approximately $7.2 million and $7.9 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2015 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $264.0 million at September 30, 2015, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2015. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $30.4 million and $27.7 million of unbilled receivables from former and current employees and senior Carlyle professionals as

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

of September 30, 2015 and December 31, 2014, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $363.7 million and $336.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2015 and December 31, 2014, respectively. Such amounts are held by an entity not included in the accompanying condensed consolidated balance sheets.
If, at September 30, 2015, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.9 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2015 through 2031. These leases are accounted for as operating leases. Rent expense was approximately $13.7 million and $13.3 million for the three months ended September 30, 2015 and 2014, respectively, and $42.6 million and $40.0 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2015	$13.3
2016	54.4
2017	50.6
2018	46.2
2019	40.6
Thereafter	336.7
$541.8
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $52.5 million and $40.4 million as of September 30, 2015 and December 31, 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

brought two civil actions against certain of those defendants, not including the Partnership defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital had been stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively in certain circumstances. A new judge has been appointed to hear the case and the Attorney General recently indicated that it intended to file a motion to dismiss the entire litigation so that the Attorney General can pursue its own recovery from the defendants in the action. The judge has set a schedule for hearing that motion to dismiss with oral argument scheduled for April 2016.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. In September 2015, the liquidators served expert reports. Expert witness reports for the Partnership and the CCC directors are due on February 1, 2016. The Court has set the case schedule and trial is scheduled for June 2016.
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
On April 15, 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including penalties and interest accrued since the beginning of the tax dispute). The Partnership disagrees with the outcome and filed a petition of appeal on July 3, 2015. In June 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations and the Partnership paid approximately €67 million in its capacity as a guarantor. The remaining €7 million of the tax obligations was paid in the third quarter of 2015. CEREP I has approximately €1 million in net assets as of September 30, 2015. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

The Partnership was required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, the Partnership has consolidated CEREP I into its consolidated financial statements. CEREP I recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds for the three months ended March 31, 2015 and the nine months ended September 30, 2015, and this amount reduced net income attributable to Carlyle Holdings in the Partnership’s condensed consolidated financial statements for those periods. In 2013 and 2014, the Partnership had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$30.4	$27.7
Notes receivable and accrued interest from affiliates	20.8	11.1
Other receivables from unconsolidated funds and affiliates, net	153.9	160.6
Total	$205.1	$199.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.10% as of September 30, 2015. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.8	$0.6
Due to non-consolidated affiliates (1)	282.6	37.1
Performance-based contingent cash and equity consideration related to acquisitions	32.6	43.6
Amounts owed under the tax receivable agreement	138.0	89.0
Other	16.1	13.9
Total	$470.1	$184.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees is made at market rates, which totaled $1.4 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $4.0 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

13. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense (benefit) was $(4.1) million and $(5.9) million for the three months ended September 30, 2015 and 2014, respectively, and $12.4 million and $63.9 million for the nine months ended September 30, 2015 and 2014, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2015, the Partnership’s U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2014. Foreign tax returns are generally subject to audit from 2008 to 2014. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$4,677.4	$6,160.1
Non-Carlyle interests in majority-owned subsidiaries	336.1	301.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(118.8)	(15.1)
Non-controlling interests in consolidated entities	$4,894.7	$6,446.4
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(22.0)	$333.4	$1,005.6	$1,162.2
Non-Carlyle interests in majority-owned subsidiaries	(9.2)	(17.9)	(25.6)	(55.6)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(22.5)	(11.2)	(85.1)	1.1
Net income (loss) attributable to other non-controlling interests in consolidated entities	(53.7)	304.3	894.9	1,107.7
Net income (loss) attributable to partners’ capital appropriated for CLOs	30.0	(112.5)	(22.9)	(288.1)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(128.7)	(138.6)	(214.5)	(72.2)
Non-controlling interests in income (loss) of consolidated entities	$(152.4)	$53.2	$657.5	$747.4

There have been no significant changes in the Partnership’s ownership interests in its consolidated entities for the periods presented other than the Partnership’s acquisition of 7,000,000 and 13,800,000 Carlyle Holdings partnership units in June 2015 and March 2014, respectively (see Note 1).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted
Net loss attributable to The Carlyle Group L.P.	$(83,900,000)	$(83,900,000)	$(13,800,000)	$(13,800,000)
Dilution of earnings due to participating securities with distribution rights	820,200	—	163,250	(1,423,000)
Incremental net loss from assumed exchange of Carlyle Holdings partnership units	—	(250,900,000)	—	(67,800,000)
Net loss attributable to common units	$(83,079,800)	$(334,800,000)	$(13,636,750)	$(83,023,000)
Weighted-average common units outstanding	78,849,332	301,558,908	72,812,892	299,143,320
Net loss per common unit	$(1.05)	$(1.11)	$(0.19)	$(0.28)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$25,400,000	$25,400,000	$69,500,000	$69,500,000
Dilution of earnings due to participating securities with distribution rights	(304,000)	(290,600)	(1,077,500)	(1,105,300)
Net income attributable to common units	$25,096,000	$25,109,400	$68,422,500	$68,394,700
Weighted-average common units outstanding	66,474,689	72,086,875	61,422,816	67,440,601
Net income per common unit	$0.38	$0.35	$1.11	$1.01

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	78,849,332	78,849,332	72,812,892	72,812,892
Unvested deferred restricted common units	—	—	—	—
Weighted-average vested Carlyle Holdings Partnership units	—	216,864,271	—	216,956,438
Unvested Carlyle Holdings Partnership units	—	5,845,305	—	9,373,990
Weighted-average common units outstanding	78,849,332	301,558,908	72,812,892	299,143,320

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	66,474,689	66,474,689	61,422,816	61,422,816
Unvested deferred restricted common units	—	5,146,277	—	5,551,876
Contingently issuable Carlyle Holdings Partnership units	—	465,909	—	465,909
Weighted-average common units outstanding	66,474,689	72,086,875	61,422,816	67,440,601
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Carlyle Commodity Management, Metropolitan, and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that September 30, 2015 and 2014 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, 216,864,271 and 216,956,438 of vested Carlyle Holdings partnership units and 5,845,305 and 9,373,990 of unvested Carlyle Holdings partnership units for the three and nine months ended September 30, 2015, respectively, were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $250.9 million and $67.8 million for the three and nine months ended September 30, 2015 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the three and nine months ended September 2015, 3,501,505 and 4,625,233 of unvested deferred restricted common units were antidilutive, and therefore have been excluded.
Further, based on these calculations, the incremental 228,449,290 and 229,987,569 of vested and unvested Carlyle Holdings partnership units for the three and nine months ended September 30, 2014, respectively, were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of September 30, 2015, 766,991 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended September 30, 2015 and 2014, the Partnership recorded $1.8 million and $1.9 million in equity-based compensation expense associated with these awards, respectively. For the nine months ended September 30, 2015 and 2014, the Partnership recorded $6.9 million and $6.4 million in equity-based compensation expense associated with these awards, respectively. As of September 30, 2015, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $3.9 million, which is expected to be recognized over a weighted-average term of 0.6 years.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $41.8 million and $43.3 million for the three months ended September 30, 2015 and 2014, respectively, and $147.9 million and $148.8 million for the nine months ended September 30, 2015 and 2014, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of September 30, 2015, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $481.5 million, which is expected to be recognized over a weighted-average term of 2.6 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 10% and a per unit discount that generally ranges up to 25%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2015, the Partnership revised its estimated forfeiture rates to a range of 2% to 10% from a previous range of 5% to 15%. As a result, the Partnership recognized $7.5 million of equity-based compensation expense for the nine months ended September 30, 2015 for the cumulative effect of the change in this estimate. The Partnership recorded compensation expense of $43.1 million and $33.9 million for the three months ended September 30, 2015 and 2014, respectively, with $4.0 million and $4.2 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $134.5 million and $105.3 million for the nine months ended September 30, 2015 and 2014, respectively, with $12.7 million and $13.1 million of corresponding deferred tax benefits, respectively. As of September 30, 2015, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $339.5 million, which is expected to be recognized over a weighted-average term of 2.6 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three and nine months ended September 30, 2015 and 2014.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 10%. During the first quarter of 2015, the Partnership revised its estimated forfeiture rate to 10% from 15%. The cumulative effect of the change in this estimate was not material. Equity-based compensation expense associated with these awards was not significant for the three months ended September 30, 2015 and 2014. The Partnership recorded $1.7 million and $2.4 million in equity-based compensation expense associated with these awards for the nine months ended September 30, 2015 and 2014, respectively. The tax benefits recognized from these awards were not material during these periods. As of September 30, 2015, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, is $0.1 million, which is expected to be recognized over a weighted-average term of 1.3 years.
A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2015 and a summary of changes for the nine months ended September 30, 2015, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40
Granted	—	$—	5,317,631	$24.08	—	$—	—	$—
Vested	8,513,810	$22.00	5,268,467	$26.83	31,132	$21.53	93,109	$22.52
Forfeited	444,477	$22.00	1,744,997	$25.03	11,674	$27.99	3,956	$24.14
Balance, September 30, 2015	27,039,128	$22.21	17,233,437	$25.38	766,991	$27.41	7,005	$34.59

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
From 2013 through September 30, 2015, $297.3 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $71.9 million of the $297.3 million and the remaining $225.4 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended September 30, 2015, $27.1 million was funded to Urbplan, of which the Partnership funded $6.8 million and the senior Carlyle professionals funded $20.3 million indirectly through the Partnership.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. At this time, Urbplan is estimated to require approximately $60 million of additional capital over the next twelve months and it is possible that even further capital may be required. Whether and to what extent the Partnership and its senior Carlyle professionals continue to provide financial support will be based on the circumstances at the time (including levels of third-party funding participation).
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 related to Urbplan were as follows:

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$94.2	$91.5
Inventory costs in excess of billings and advances	78.6	72.4
	$172.8	$163.9
Other assets of a consolidated real estate VIE:
Restricted investments	$19.7	$36.8
Fixed assets, net	1.1	1.8
Deferred tax assets	9.4	12.9
Other assets	38.6	34.9
	$68.8	$86.4
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $167.8 million and $243.6 million as of September 30, 2015 and December 31, 2014, respectively)	$109.1	$146.2
Other liabilities of a consolidated real estate VIE:
Accounts payable	$15.5	$26.1
Other liabilities	79.9	58.8
	$95.4	$84.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, related to Urbplan were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$9.7	$71.0
Investment income	1.2	2.9
	$10.9	$73.9
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$2.5	$45.7
Interest expense	13.3	33.6
Change in fair value of loans payable	3.0	12.6
Compensation and benefits	4.3	9.1
G&A and other expenses	3.7	23.4
	$26.8	$124.4

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Revenue of a consolidated real estate VIE
Land development services	$6.0	$15.8
Investment income	7.2	11.4
	$13.2	$27.2
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$8.8	$25.3
Interest expense	8.6	30.3
Change in fair value of loans payable	9.1	35.4
Compensation and benefits	3.0	8.5
G&A and other expenses	8.8	30.0
	$38.3	$129.5

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $133.9 million and $190.4 million of customer advances received as of September 30, 2015 and December 31, 2014, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects.

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

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 65% of the outstanding principal amounts of the loans as of September 30, 2015. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (18.1% to 21.6% as of September 30, 2015); (ii) IGP-M plus a margin of 12.0% (20.3% as of September 30, 2015); or (iii) IPCA plus a margin ranging from 11.0% to 13.5% (20.5% to 23.0% as of September 30, 2015). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2015	$11.3
2016	22.1
2017	16.9
2018	14.5
2019	16.4
Thereafter	86.6
$167.8
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2015, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with its lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
As of September 30, 2015, Urbplan had outstanding commitments for land development services with an estimated $48.4 million of future costs to be incurred.

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
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and Carlyle Commodity Management. Effective July 1, 2015, the Partnership's economic interest in Carlyle Commodity Management increased from 55% to approximately 83% as a result of the June 2015 restructuring of the original acquisition agreement. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended September 30, 2015 and as of and for the nine months ended September 30, 2015:

	Three Months Ended September 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$152.5	$52.3	$69.3	$37.8	$311.9
Portfolio advisory fees, net	2.8	0.1	0.1	—	3.0
Transaction fees, net	0.9	—	0.1	—	1.0
Total fund level fee revenues	156.2	52.4	69.5	37.8	315.9
Performance fees
Realized	258.6	11.8	57.7	5.0	333.1
Unrealized	(513.9)	(62.4)	(9.3)	31.4	(554.2)
Total performance fees	(255.3)	(50.6)	48.4	36.4	(221.1)
Investment income (loss)
Realized	11.0	3.1	(4.9)	—	9.2
Unrealized	(12.7)	(5.0)	2.1	0.1	(15.5)
Total investment income (loss)	(1.7)	(1.9)	(2.8)	0.1	(6.3)
Interest and other income	3.1	0.7	0.9	0.3	5.0
Total revenues	(97.7)	0.6	116.0	74.6	93.5
Segment Expenses
Compensation and benefits
Direct base compensation	59.1	22.4	20.4	19.8	121.7
Indirect base compensation	23.3	6.9	9.7	2.9	42.8
Equity-based compensation	17.0	5.0	6.2	2.6	30.8
Performance fee related
Realized	120.6	5.4	25.5	4.4	155.9
Unrealized	(235.0)	(28.6)	7.2	28.0	(228.4)
Total compensation and benefits	(15.0)	11.1	69.0	57.7	122.8
General, administrative, and other indirect expenses	36.4	14.0	17.0	10.7	78.1
Depreciation and amortization expense	3.3	1.3	1.2	0.8	6.6
Interest expense	7.8	2.6	2.6	1.4	14.4
Total expenses	32.5	29.0	89.8	70.6	221.9
Economic Net Income (Loss)	$(130.2)	$(28.4)	$26.2	$4.0	$(128.4)
(-) Net Performance Fees	(140.9)	(27.4)	15.7	4.0	(148.6)
(-) Investment Income (Loss)	(1.7)	(1.9)	(2.8)	0.1	(6.3)
(+) Equity-based Compensation	17.0	5.0	6.2	2.6	30.8
(=) Fee Related Earnings	$29.4	$5.9	$19.5	$2.5	$57.3
(+) Realized Net Performance Fees	138.0	6.4	32.2	0.6	177.2
(+) Realized Investment Income (Loss)	11.0	3.1	(4.9)	—	9.2
(=) Distributable Earnings	$178.4	$15.4	$46.8	$3.1	$243.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2015 and the Nine Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$443.5	$162.6	$197.1	$116.1	$919.3
Portfolio advisory fees, net	11.3	0.6	0.4	—	12.3
Transaction fees, net	3.7	—	0.4	—	4.1
Total fund level fee revenues	458.5	163.2	197.9	116.1	935.7
Performance fees
Realized	1,101.1	25.0	112.5	13.2	1,251.8
Unrealized	(583.0)	(40.1)	(38.3)	122.1	(539.3)
Total performance fees	518.1	(15.1)	74.2	135.3	712.5
Investment income (loss)
Realized	22.0	5.9	(94.7)	0.1	(66.7)
Unrealized	(4.6)	(10.7)	58.4	0.3	43.4
Total investment income (loss)	17.4	(4.8)	(36.3)	0.4	(23.3)
Interest and other income	9.0	3.9	2.6	1.1	16.6
Total revenues	1,003.0	147.2	238.4	252.9	1,641.5
Segment Expenses
Compensation and benefits
Direct base compensation	169.3	75.3	56.4	60.6	361.6
Indirect base compensation	71.1	22.1	30.8	9.8	133.8
Equity-based compensation	49.6	14.5	19.6	7.3	91.0
Performance fee related
Realized	494.8	11.8	46.0	10.9	563.5
Unrealized	(256.8)	(18.6)	28.4	113.6	(133.4)
Total compensation and benefits	528.0	105.1	181.2	202.2	1,016.5
General, administrative, and other indirect expenses	105.9	49.1	52.4	31.4	238.8
Depreciation and amortization expense	9.0	3.7	3.1	3.0	18.8
Interest expense	23.1	8.1	7.9	4.4	43.5
Total expenses	666.0	166.0	244.6	241.0	1,317.6
Economic Net Income (Loss)	$337.0	$(18.8)	$(6.2)	$11.9	$323.9
(-) Net Performance Fees	280.1	(8.3)	(0.2)	10.8	282.4
(-) Investment Income (Loss)	17.4	(4.8)	(36.3)	0.4	(23.3)
(+) Equity-based Compensation	49.6	14.5	19.6	7.3	91.0
(=) Fee Related Earnings	$89.1	$8.8	$49.9	$8.0	$155.8
(+) Realized Net Performance Fees	606.3	13.2	66.5	2.3	688.3
(+) Realized Investment Income (Loss)	22.0	5.9	(94.7)	0.1	(66.7)
(=) Distributable Earnings	$717.4	$27.9	$21.7	$10.4	$777.4
Segment assets as of September 30, 2015	$3,425.3	$714.3	$1,698.4	$888.8	$6,726.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$151.5	$65.6	$55.7	$46.0	$318.8
Portfolio advisory fees, net	3.8	0.2	0.1	—	4.1
Transaction fees, net	17.0	0.2	0.6	—	17.8
Total fund level fee revenues	172.3	66.0	56.4	46.0	340.7
Performance fees
Realized	125.0	11.3	28.4	10.6	175.3
Unrealized	100.8	(10.8)	9.5	(50.9)	48.6
Total performance fees	225.8	0.5	37.9	(40.3)	223.9
Investment income (loss)
Realized	6.4	4.1	(13.2)	—	(2.7)
Unrealized	3.8	(4.3)	6.7	—	6.2
Total investment income (loss)	10.2	(0.2)	(6.5)	—	3.5
Interest and other income	4.7	1.9	1.4	0.5	8.5
Total revenues	413.0	68.2	89.2	6.2	576.6
Segment Expenses
Compensation and benefits
Direct base compensation	67.0	29.9	20.7	20.7	138.3
Indirect base compensation	25.9	6.9	9.9	4.3	47.0
Equity-based compensation	12.9	4.0	5.4	1.5	23.8
Performance fee related
Realized	52.7	6.1	9.9	8.8	77.5
Unrealized	49.4	2.6	8.0	(52.8)	7.2
Total compensation and benefits	207.9	49.5	53.9	(17.5)	293.8
General, administrative, and other indirect expenses	35.5	14.0	21.1	11.5	82.1
Depreciation and amortization expense	2.7	1.0	0.8	0.9	5.4
Interest expense	7.9	2.5	2.6	1.5	14.5
Total expenses	254.0	67.0	78.4	(3.6)	395.8
Economic Net Income	$159.0	$1.2	$10.8	$9.8	$180.8
(-) Net Performance Fees	123.7	(8.2)	20.0	3.7	139.2
(-) Investment Income (Loss)	10.2	(0.2)	(6.5)	—	3.5
(+) Equity-based Compensation	12.9	4.0	5.4	1.5	23.8
(=) Fee Related Earnings	$38.0	$13.6	$2.7	$7.6	$61.9
(+) Realized Net Performance Fees	72.3	5.2	18.5	1.8	97.8
(+) Realized Investment Income (Loss)	6.4	4.1	(13.2)	—	(2.7)
(=) Distributable Earnings	$116.7	$22.9	$8.0	$9.4	$157.0

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2014
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$428.5	$192.9	$165.6	$137.4	$924.4
Portfolio advisory fees, net	10.6	0.4	0.6	—	11.6
Transaction fees, net	49.6	0.2	0.7	—	50.5
Total fund level fee revenues	488.7	193.5	166.9	137.4	986.5
Performance fees
Realized	747.4	26.3	38.3	23.5	835.5
Unrealized	237.5	84.3	69.9	150.9	542.6
Total performance fees	984.9	110.6	108.2	174.4	1,378.1
Investment income (loss)
Realized	10.3	6.8	(3.0)	—	14.1
Unrealized	13.2	(1.2)	(35.5)	0.3	(23.2)
Total investment income (loss)	23.5	5.6	(38.5)	0.3	(9.1)
Interest and other income	8.7	4.7	3.3	1.0	17.7
Total revenues	1,505.8	314.4	239.9	313.1	2,373.2
Segment Expenses
Compensation and benefits
Direct base compensation	189.4	83.7	60.7	62.4	396.2
Indirect base compensation	73.4	18.9	35.9	12.1	140.3
Equity-based compensation	30.1	9.9	14.0	3.3	57.3
Performance fee related
Realized	326.4	12.4	10.6	16.9	366.3
Unrealized	122.1	39.0	39.2	142.5	342.8
Total compensation and benefits	741.4	163.9	160.4	237.2	1,302.9
General, administrative, and other indirect expenses	108.6	38.6	52.3	31.3	230.8
Depreciation and amortization expense	8.1	2.9	2.6	2.8	16.4
Interest expense	22.6	7.2	7.3	4.1	41.2
Total expenses	880.7	212.6	222.6	275.4	1,591.3
Economic Net Income	$625.1	$101.8	$17.3	$37.7	$781.9
(-) Net Performance Fees	536.4	59.2	58.4	15.0	669.0
(-) Investment Income (Loss)	23.5	5.6	(38.5)	0.3	(9.1)
(+) Equity-based Compensation	30.1	9.9	14.0	3.3	57.3
(=) Fee Related Earnings	$95.3	$46.9	$11.4	$25.7	$179.3
(+) Realized Net Performance Fees	421.0	13.9	27.7	6.6	469.2
(+) Realized Investment Income (Loss)	10.3	6.8	(3.0)	—	14.1
(=) Distributable Earnings	$526.6	$67.6	$36.1	$32.3	$662.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$93.5	$259.4	$(55.4)	(a)	$297.5
Expenses	$221.9	$355.5	$217.9	(b)	$795.3
Other income (loss)	$—	$(20.6)	$(10.7)	(c)	$(31.3)
Economic net income (loss)	$(128.4)	$(116.7)	$(284.0)	(d)	$(529.1)

	Three Months Ended September 30, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$576.6	$234.1	$(55.7)	(a)	$755.0
Expenses	$395.8	$283.9	$25.4	(b)	$705.1
Other income	$—	$127.4	$(1.9)	(c)	$125.5
Economic net income	$180.8	$77.6	$(83.0)	(d)	$175.4
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2015 and 2014, and Total Assets as of September 30, 2015:

	September 30, 2015 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,641.5	$742.7	$(93.8)	(a)	$2,290.4
Expenses	$1,317.6	$959.5	$388.8	(b)	$2,665.9
Other income	$—	$950.3	$(14.5)	(c)	$935.8
Economic net income	$323.9	$733.5	$(497.1)	(d)	$560.3
Total assets	$6,726.8	$26,304.5	$(234.6)	(e)	$32,796.7

	Nine Months Ended September 30, 2014
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,373.2	$728.5	$(60.5)	(a)	$3,041.2
Expenses	$1,591.3	$940.0	$315.4	(b)	$2,846.7
Other income	$—	$996.9	$(2.4)	(c)	$994.5
Economic net income	$781.9	$785.4	$(378.3)	(d)	$1,189.0

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG and Carlyle Commodity Management that were included in Revenues in the Partnership’s segment reporting.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and Carlyle Commodity Management, as detailed below (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$54.5	$56.3	$202.1	$209.7
Acquisition related charges, including amortization of intangibles and impairment	209.6	24.5	247.9	166.6
Other non-operating (income) expense	(9.9)	(39.6)	(11.7)	(14.0)
Tax benefit (expense) associated with performance fee compensation	(5.1)	15.0	(19.4)	(23.5)
Non-Carlyle economic interests in acquired business	26.2	11.9	134.6	156.5
Other adjustments	0.1	1.6	3.1	2.5
Elimination of expenses of Consolidated Funds	(57.5)	(44.3)	(167.8)	(182.4)
	$217.9	$25.4	$388.8	$315.4

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) before provision for income taxes	$(529.1)	$175.4	$560.3	$1,189.0
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	54.5	56.3	202.1	209.7
Acquisition related charges, including amortization of intangibles and impairment	209.6	24.5	247.9	166.6
Other non-operating (income) expense	(9.9)	(39.6)	(11.7)	(14.0)
Tax benefit (expense) associated with performance fee compensation	(5.1)	15.0	(19.4)	(23.5)
Net (income) loss attributable to non-controlling interests in consolidated entities	152.4	(53.2)	(657.5)	(747.4)
Other adjustments	(0.8)	2.4	2.2	1.5
Economic Net Income (Loss)	$(128.4)	$180.8	$323.9	$781.9
Net performance fees(1)	(148.6)	139.2	282.4	669.0
Investment income (loss)(1)	(6.3)	3.5	(23.3)	(9.1)
Equity-based compensation	30.8	23.8	91.0	57.3
Fee Related Earnings	$57.3	$61.9	$155.8	$179.3
Realized performance fees, net of related compensation	177.2	97.8	688.3	469.2
Realized investment income (loss)(1)	9.2	(2.7)	(66.7)	14.1
Distributable Earnings	$243.7	$157.0	$777.4	$662.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$329.2	$3.9	$333.1
Unrealized	(575.8)	21.6	(554.2)
Total performance fees	(246.6)	25.5	(221.1)
Performance fee related compensation expense
Realized	155.2	0.7	155.9
Unrealized	(228.1)	(0.3)	(228.4)
Total performance fee related compensation expense	(72.9)	0.4	(72.5)
Net performance fees
Realized	174.0	3.2	177.2
Unrealized	(347.7)	21.9	(325.8)
Total net performance fees	$(173.7)	$25.1	$(148.6)
Investment income (loss)
Realized	$12.5	$(3.3)	$9.2
Unrealized	(22.0)	6.5	(15.5)
Investment income (loss)	$(9.5)	$3.2	$(6.3)

	Three Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$176.9	$(1.6)	$175.3
Unrealized	10.5	38.1	48.6
Total performance fees	187.4	36.5	223.9
Performance fee related compensation expense
Realized	78.4	(0.9)	77.5
Unrealized	(14.3)	21.5	7.2
Total performance fee related compensation expense	64.1	20.6	84.7
Net performance fees
Realized	98.5	(0.7)	97.8
Unrealized	24.8	16.6	41.4
Total net performance fees	$123.3	$15.9	$139.2
Investment income (loss)
Realized	$(0.5)	$(2.2)	$(2.7)
Unrealized	4.3	1.9	6.2
Total investment income (loss)	$3.8	$(0.3)	$3.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,251.0	$0.8	$1,251.8
Unrealized	(629.7)	90.4	(539.3)
Total performance fees	621.3	91.2	712.5
Performance fee related compensation expense
Realized	561.7	1.8	563.5
Unrealized	(146.2)	12.8	(133.4)
Total performance fee related compensation expense	415.5	14.6	430.1
Net performance fees
Realized	689.3	(1.0)	688.3
Unrealized	(483.5)	77.6	(405.9)
Total net performance fees	$205.8	$76.6	$282.4
Investment income (loss)
Realized	$24.2	$(90.9)	$(66.7)
Unrealized	(17.7)	61.1	43.4
Investment income (loss)	$6.5	$(29.8)	$(23.3)

	Nine Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$843.9	$(8.4)	$835.5
Unrealized	506.4	36.2	542.6
Total performance fees	1,350.3	27.8	1,378.1
Performance fee related compensation expense
Realized	368.3	(2.0)	366.3
Unrealized	316.3	26.5	342.8
Total performance fee related compensation expense	684.6	24.5	709.1
Net performance fees
Realized	475.6	(6.4)	469.2
Unrealized	190.1	9.7	199.8
Total net performance fees	$665.7	$3.3	$669.0
Investment income (loss)
Realized	$29.4	$(15.3)	$14.1
Unrealized	4.2	(27.4)	(23.2)
Total investment income (loss)	$33.6	$(42.7)	$(9.1)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii) the reclassification of NGP X performance fees, which are included in investment income in U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments to performance fee related compensation expense relate to certain tax expenses associated with performance fee compensation. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in each of Claren Road, ESG, and, for periods prior to July 1, 2015, Carlyle Commodity Management. Effective for periods beginning on and after July 1, 2015, adjustments are included to reflect the Partnership's approximate 83% economic interest in Carlyle Commodity Management.

(e) The Total assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
19. Subsequent Events
In October 2015, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.56 per common unit to common unitholders of record at the close of business on November 16, 2015, payable on November 24, 2015.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

20. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2015 and December 31, 2014 and results of operations for the three and nine months ended September 30, 2015 and 2014. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,307.5	$—	$—	$1,307.5
Cash and cash equivalents held at Consolidated Funds	—	1,131.2	—	1,131.2
Restricted cash	277.4	—	—	277.4
Restricted cash and securities of Consolidated Funds	—	18.4	—	18.4
Accrued performance fees	3,039.1	—	(23.3)	3,015.8
Investments	1,091.9	—	(194.7)	897.2
Investments of Consolidated Funds	—	23,989.0	1.1	23,990.1
Due from affiliates and other receivables, net	222.8	—	(17.7)	205.1
Due from affiliates and other receivables of Consolidated Funds, net	—	1,164.7	—	1,164.7
Receivables and inventory of a consolidated real estate VIE	172.8	—	—	172.8
Fixed assets, net	105.5	—	—	105.5
Deposits and other	56.3	1.2	—	57.5
Other assets of a consolidated real estate VIE	68.8	—	—	68.8
Intangible assets, net	171.6	—	—	171.6
Deferred tax assets	213.1	—	—	213.1
Total assets	$6,726.8	$26,304.5	$(234.6)	$32,796.7
Liabilities and partners’ capital
Loans payable	$39.1	$—	$—	$39.1
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.6	—	—	606.6
Loans payable of Consolidated Funds	—	16,849.7	(184.6)	16,665.1
Loans payable of a consolidated real estate VIE at fair value (principal amount of $167.8 million)	109.1	—	—	109.1
Accounts payable, accrued expenses and other liabilities	404.1	—	—	404.1
Accrued compensation and benefits	2,045.4	—	—	2,045.4
Due to affiliates	469.3	2.4	(1.6)	470.1
Deferred revenue	203.8	—	(0.2)	203.6
Deferred tax liabilities	119.8	—	—	119.8
Other liabilities of Consolidated Funds	—	1,953.2	(43.1)	1,910.1
Other liabilities of a consolidated real estate VIE	95.4	—	—	95.4
Accrued giveback obligations	264.0	—	—	264.0
Total liabilities	4,856.5	18,805.3	(229.5)	23,432.3
Redeemable non-controlling interests in consolidated entities	8.1	2,658.8	—	2,666.9
Partners’ capital	510.0	(9.4)	9.4	510.0
Accumulated other comprehensive income (loss)	(73.6)	7.1	(7.2)	(73.7)
Partners’ capital appropriated for Consolidated Funds	—	165.3	(7.3)	158.0
Non-controlling interests in consolidated entities	217.3	4,677.4	—	4,894.7
Non-controlling interests in Carlyle Holdings	1,208.5	—	—	1,208.5
Total partners’ capital	1,862.2	4,840.4	(5.1)	6,697.5
Total liabilities and partners’ capital	$6,726.8	$26,304.5	$(234.6)	$32,796.7

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$316.7	$—	$(38.4)	$278.3
Performance fees
Realized	334.4	—	(5.2)	329.2
Unrealized	(569.9)	—	(5.9)	(575.8)
Total performance fees	(235.5)	—	(11.1)	(246.6)
Investment income (loss)
Realized	15.6	—	(3.1)	12.5
Unrealized	(24.6)	—	2.6	(22.0)
Investment income (loss)	(9.0)	—	(0.5)	(9.5)
Interest and other income	5.5	—	(0.5)	5.0
Interest and other income of Consolidated Funds	—	259.4	—	259.4
Revenue of a consolidated real estate VIE	10.9	—	—	10.9
Total revenues	88.6	259.4	(50.5)	297.5
Expenses
Compensation and benefits
Base compensation	163.5	—	—	163.5
Equity-based compensation	86.8	—	—	86.8
Performance fee related
Realized	155.2	—	—	155.2
Unrealized	(228.1)	—	—	(228.1)
Total compensation and benefits	177.4	—	—	177.4
General, administrative and other expenses	288.5	—	1.1	289.6
Interest	14.5	—	—	14.5
Interest and other expenses of Consolidated Funds	—	355.5	(58.6)	296.9
Interest and other expenses of a consolidated real estate VIE	26.8	—	—	26.8
Other non-operating income	(9.9)	—	—	(9.9)
Total expenses	497.3	355.5	(57.5)	795.3
Other income
Net investment losses of Consolidated Funds	—	(20.6)	(10.7)	(31.3)
Loss before provision for income taxes	(408.7)	(116.7)	(3.7)	(529.1)
Benefit for income taxes	(4.1)	—	—	(4.1)
Net loss	(404.6)	(116.7)	(3.7)	(525.0)
Net loss attributable to non-controlling interests in consolidated entities	(32.0)	—	(120.4)	(152.4)
Net loss attributable to Carlyle Holdings	(372.6)	(116.7)	116.7	(372.6)
Net loss attributable to non-controlling interests in Carlyle Holdings	(288.7)	—	—	(288.7)
Net loss attributable to The Carlyle Group L.P.	$(83.9)	$(116.7)	$116.7	$(83.9)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$948.0	$—	$(117.9)	$830.1
Performance fees
Realized	1,264.1	—	(13.1)	1,251.0
Unrealized	(613.1)	—	(16.6)	(629.7)
Total performance fees	651.0	—	(29.7)	621.3
Investment income (loss)
Realized	(49.3)	—	73.5	24.2
Unrealized	25.9	—	(43.6)	(17.7)
Investment income (loss)	(23.4)	—	29.9	6.5
Interest and other income	17.8	—	(1.9)	15.9
Interest and other income of Consolidated Funds	—	742.7	—	742.7
Revenue of a consolidated real estate VIE	73.9	—	—	73.9
Total revenues	1,667.3	742.7	(119.6)	2,290.4
Expenses
Compensation and benefits
Base compensation	472.2	—	—	472.2
Equity-based compensation	291.0	—	—	291.0
Performance fee related
Realized	561.7	—	—	561.7
Unrealized	(146.2)	—	—	(146.2)
Total compensation and benefits	1,178.7	—	—	1,178.7
General, administrative and other expenses	539.2	—	—	539.2
Interest	43.6	—	—	43.6
Interest and other expenses of Consolidated Funds	—	959.5	(167.8)	791.7
Interest and other expenses of a consolidated real estate VIE	124.4	—	—	124.4
Other non-operating income	(11.7)	—	—	(11.7)
Total expenses	1,874.2	959.5	(167.8)	2,665.9
Other income
Net investment gains (losses) of Consolidated Funds	—	950.3	(14.5)	935.8
Income (loss) before provision for income taxes	(206.9)	733.5	33.7	560.3
Provision for income taxes	12.4	—	—	12.4
Net income (loss)	(219.3)	733.5	33.7	547.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(109.7)	—	767.2	657.5
Net income (loss) attributable to Carlyle Holdings	(109.6)	733.5	(733.5)	(109.6)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(95.8)	—	—	(95.8)
Net income (loss) attributable to The Carlyle Group L.P.	$(13.8)	$733.5	$(733.5)	$(13.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$354.6	$—	$(47.2)	$307.4
Performance fees
Realized	179.1	—	(2.2)	176.9
Unrealized	(4.3)	—	14.8	10.5
Total performance fees	174.8	—	12.6	187.4
Investment income (loss)
Realized	1.6	—	(2.1)	(0.5)
Unrealized	5.0	—	(0.7)	4.3
Total investment income (loss)	6.6	—	(2.8)	3.8
Interest and other income	9.6	—	(0.5)	9.1
Interest and other income of Consolidated Funds	—	234.1	—	234.1
Revenue of a consolidated real estate VIE	13.2	—	—	13.2

Total revenues	558.8	234.1	(37.9)	755.0
Expenses
Compensation and benefits
Base compensation	190.7	—	—	190.7
Equity-based compensation	79.7	—	—	79.7
Performance fee related
Realized	78.4	—	—	78.4
Unrealized	(14.3)	—	—	(14.3)
Total compensation and benefits	334.5	—	—	334.5
General, administrative and other expenses	117.9	—	(0.5)	117.4
Interest	14.4	—	—	14.4
Interest and other expenses of Consolidated Funds	—	283.9	(43.8)	240.1
Interest and other expenses of a consolidated real estate VIE	38.3	—	—	38.3
Other non-operating income	(39.6)	—	—	(39.6)
Total expenses	465.5	283.9	(44.3)	705.1
Other income
Net investment gains (losses) of Consolidated Funds	—	127.4	(1.9)	125.5
Income before provision for income taxes	93.3	77.6	4.5	175.4
Benefit for income taxes	(5.9)	—	—	(5.9)
Net income	99.2	77.6	4.5	181.3
Net income (loss) attributable to non-controlling interests in consolidated entities	(28.9)	—	82.1	53.2
Net income (loss) attributable to Carlyle Holdings	128.1	77.6	(77.6)	128.1
Net income attributable to non-controlling interests in Carlyle Holdings	102.7	—	—	102.7
Net income attributable to The Carlyle Group L.P.	$25.4	$77.6	$(77.6)	$25.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,023.3	$—	$(138.3)	$885.0
Performance fees
Realized	859.3	—	(15.4)	843.9
Unrealized	515.9	—	(9.5)	506.4
Total performance fees	1,375.2	—	(24.9)	1,350.3
Investment income (loss)
Realized	34.8	—	(5.4)	29.4
Unrealized	(1.2)	—	5.4	4.2
Total investment income (loss)	33.6	—	—	33.6
Interest and other income	18.7	—	(2.1)	16.6
Interest and other income of Consolidated Funds	—	728.5	—	728.5
Revenue of a consolidated real estate VIE	27.2	—	—	27.2
Total revenues	2,478.0	728.5	(165.3)	3,041.2
Expenses
Compensation and benefits
Base compensation	615.8	—	—	615.8
Equity-based compensation	262.9	—	—	262.9
Performance fee related
Realized	368.3	—	—	368.3
Unrealized	316.3	—	—	316.3
Total compensation and benefits	1,563.3	—	—	1,563.3
General, administrative and other expenses	369.2	—	1.2	370.4
Interest	41.1	—	—	41.1
Interest and other expenses of Consolidated Funds	—	940.0	(183.6)	756.4
Interest and other expenses of a consolidated real estate VIE	129.5	—	—	129.5
Other non-operating income	(14.0)	—	—	(14.0)
Total expenses	2,089.1	940.0	(182.4)	2,846.7
Other income (loss)
Net investment gains of Consolidated Funds	—	996.9	(2.4)	994.5
Income before provision for income taxes	388.9	785.4	14.7	1,189.0
Provision for income taxes	63.9	—	—	63.9
Net income	325.0	785.4	14.7	1,125.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(52.7)	—	800.1	747.4
Net income (loss) attributable to Carlyle Holdings	377.7	785.4	(785.4)	377.7
Net income attributable to non-controlling interests in Carlyle Holdings	308.2	—	—	308.2
Net income (loss) attributable to The Carlyle Group L.P.	$69.5	$785.4	$(785.4)	$69.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(219.3)	$325.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	281.7	125.4
Equity-based compensation	291.0	262.9
Excess tax benefits related to equity-based compensation	(1.4)	(2.5)
Non-cash performance fees	584.4	(536.5)
Other non-cash amounts	41.8	20.8
Investment loss	32.6	3.1
Purchases of investments and trading securities	(99.2)	(271.2)
Proceeds from the sale of investments and trading securities	382.6	521.9
Payments of contingent consideration	(17.8)	(57.9)
Change in deferred taxes, net	(12.0)	11.6
Change in due from affiliates and other receivables	(3.4)	(3.0)
Change in receivables and inventory of a consolidated real estate VIE	(49.5)	3.0
Change in deposits and other	(9.3)	(11.4)
Change in other assets of a consolidated real estate VIE	(10.5)	(0.9)
Change in accounts payable, accrued expenses and other liabilities	(82.9)	(35.6)
Change in accrued compensation and benefits	(212.8)	189.1
Change in due to affiliates	253.5	(71.1)
Change in other liabilities of a consolidated real estate VIE	43.9	(13.2)
Change in deferred revenue	111.4	203.1
Net cash provided by operating activities	1,304.8	662.6
Cash flows from investing activities
Change in restricted cash	(217.9)	65.3
Purchases of fixed assets, net	(49.8)	(15.1)
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by (used in) investing activities	(267.7)	47.1
Cash flows from financing activities
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8
Net payments on loans payable of a consolidated real estate VIE	(53.1)	(15.9)
Payments of contingent consideration	(8.0)	(38.1)
Excess tax benefits related to equity-based compensation	1.4	2.5
Distributions to common unitholders	(206.0)	(91.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(702.4)	(446.8)
Contributions from non-controlling interest holders	104.5	117.3
Distributions to non-controlling interest holders	(92.1)	(102.2)
Net proceeds from issuance of common units, net of offering costs	209.9	449.5
Acquisition of non-controlling interests in Carlyle Holdings	(209.9)	(303.4)
Change in due to/from affiliates financing activities	4.4	(47.9)
Net cash used in financing activities	(951.3)	(266.1)
Effect of foreign exchange rate changes	(20.3)	(16.0)
Increase in cash and cash equivalents	65.5	427.6
Cash and cash equivalents, beginning of period	1,242.0	966.6
Cash and cash equivalents, end of period	$1,307.5	$1,394.2

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 22 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2015, our Corporate Private Equity segment had over $63 billion in AUM and approximately $41 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 68 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, opportunistic credit, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of September 30, 2015, our Global Market Strategies segment had approximately $36 billion in AUM and approximately $30 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eight U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes six NGP management fee funds and three carry funds advised by NGP. As of September 30, 2015, our Real Assets segment had over $40 billion in AUM and approximately $29 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 118 fund of funds vehicles. Our Investment Solutions segment is comprised of AlpInvest, one of the world’s largest investors in private equity, Metropolitan, one of the largest managers of indirect investments in global real estate, which manages 26 fund of funds vehicles, and Diversified Global Asset Management Corporation (“DGAM”), a global manager of 16 fund of hedge funds vehicles and a liquid alternatives platform. As of September 30, 2015, our Investment Solutions segment had approximately $49 billion in AUM and approximately $29 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of September 30, 2015. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds vehicles, and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$15.0 bn	1999-2015	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Europe	€7.1 bn	2005-2015	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	Global Market Strategies Carry Funds			CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	CMP I	$436 mm	2004	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			CAREP II	$486 mm	2008
Carlyle Asia Partners			(Distressed)			Natural Resources Funds
CAP IV	$3.9 bn	2012	CSP III	$703 mm	2011	Infrastructure Carry Fund
CBPF	RMB 2.1 bn	2010	CSP II	$1.4 bn	2007	CIP I	$1.1 bn	2006
CAP III	$2.6 bn	2008	Carlyle Energy Mezzanine			Power Carry Funds
CAP II	$1.8 bn	2006	Opportunities Fund			CPP II	$902 mm	2014
CAP I	$750 mm	1998	CEMOF II	$2.4 bn	2015	CPOCP	$433 mm	2013
Carlyle Japan Partners			CEMOF I	$1.4 bn	2010	International Energy Carry Fund
CJP III	¥119.5 bn	2013	Carlyle Asia Structured Credit Opportunities			CIEP	$2.5 bn	2013
CJP II	¥165.6 bn	2006	CASCOF	$238 mm	2015	NGP Energy Carry Funds
CJP I	¥50.0 bn	2001	Hedge Funds and Other Vehicles[1]			NGP XI	$5.3 bn	2014
Carlyle Mexico Partners			Long/Short Credit			NGP X	$3.6 bn	2012
Mexico	$134 mm	2005	Claren Road			NGP Agribusiness Carry Fund
Carlyle MENA Partners			Opportunities Fund	$1.4 bn	2008	NGP GAP	$402 mm	2014
MENA I	$471 mm	2008	Claren Road			NGP Management Fee Funds
Carlyle South American Buyout Fund			Master Fund	$2.8 bn	2006	Various[3]	$7.8 bn	2004-2008
CSABF I	$776 mm	2009	Emerging Markets Strategies			Legacy Energy Carry Funds
Carlyle Sub-Saharan Africa Fund			Cross Border Equity Master Fund	$2.7 bn	2002	Carlyle/Riverstone Global Energy
CSSAF I	$698 mm	2012	Domestic Opportunity Master Fund	$1.1 bn	2011	Energy IV	$6.0 bn	2008
Carlyle Peru Fund			Emerging Sovereign Group - Various	$0.6 bn	2002	Energy III	$3.8 bn	2005
CPF I	$308 mm	2012	Commodities			Energy II	$1.1 bn	2003
Carlyle Global Partners			Carlyle Commodity Management - Various (4)	$1.4 bn	2005-2015	Carlyle/Riverstone Renewable Energy
CGP	$2.6 bn	2015	Business Development Companies[2]			Renew II	$3.4 bn	2008
Growth Carry Funds			Carlyle GMS Finance, Inc.	$1.0 bn	2013	Renew I	$685 mm	2006
Carlyle U.S. Venture/Growth Partners			NF Investment Corp	$241 mm	2013
CEOF II	$1.9 bn	2015
CEOF I	$1.1 bn	2011	Investment Solutions
CUSGF III	$605 mm	2006	AlpInvest
CVP II	$602 mm	2001	Fund of Private Equity Funds
Carlyle Europe Technology Partners			48 vehicles	€40.4 bn	2000-2015
CETP III	€657 mm	2014	Secondary Investments
CETP II	€522 mm	2008	35 vehicles	€10.7 bn	2000-2015
CETP I	€222 mm	2005	Co-Investments
Carlyle Asia Venture/Growth Partners			35 vehicles	€11.9 bn	2000-2015
CAGP IV	$1.0 bn	2008	Metropolitan Real Estate
CAGP III	$680 mm	2005	Real Estate Fund of Funds
Carlyle Cardinal Ireland			26 vehicles	$2.8 bn	2003-2015
CCI	€292 mm	2014	Diversified Global Asset Management[1]
			Fund of Hedge Funds
			16 vehicles	$2.2 bn	2004-2015
Note: All funds are closed-end and amounts shown represent total capital commitments as of September 30, 2015, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)
Open-ended hedge funds and other pooled vehicles. Amounts represent AUM across all products as of September 30, 2015. Our Claren Road hedge funds received $1.9 billion of redemption notices in the third quarter which are expected to be paid in the next several quarters, beginning in the fourth quarter of 2015.

(2)	Amounts represent gross assets as of September 30, 2015.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

(4)	Carlyle Commodity Management was formerly known as Vermillion Asset Management.

Trends Affecting our Business

The third quarter of 2015 was characterized by increased financial market volatility.  On August 11, 2015, the People’s Bank of China devalued the renminbi (RMB) and reformed the foreign exchange quotation system.  The devaluation came in the wake of a 20% decline in Chinese stock prices and occurred amid signs that exports and broader economic activity had slowed.  Many market participants interpreted the currency shift as a sign that conditions in China were worse than they appeared and sold assets they believed could be affected by these developments, including commodities and the securities of companies with significant exposure to China. Over the last seven weeks of the quarter, the S&P 500 fell 10.5%, the MSCI World Index declined 11% and emerging market stocks fell 12%, on average.

The decline in investor risk appetite also impacted currencies, particularly those of emerging market economies dependent on commodity exports.  The Brazilian real fell 12.8% against the U.S. dollar in the last seven weeks of the quarter, similar to the declines experienced by the Indonesia rupiah (-8.4%), Malaysian ringgit (-12.3%) and South African rand (-9.5%) over the same period.  The weakness in emerging markets and commodity currencies was not a reflection of U.S. dollar strength, however, since during the last seven weeks of the quarter, the U.S. dollar declined by between 1% and 4% against other major currencies including the Japanese yen, Swiss franc, and euro.

The dollar’s decline against the aforementioned currencies reflected a shift in the expected timing of monetary policy tightening in the U.S.  In the wake of concerns about the external economic environment and potential financial stresses in China, the Federal Open Market Committee (FOMC) left the federal funds rate target unchanged at its September 2015 meeting.  The policy statement accompanying that decision led futures markets to discount the probability that the Federal Reserve will raise rates in 2015.  As of the end of the third quarter, the expectation of lower policy rates has caused yields on five and ten year Treasury notes to decline by roughly 25 basis points since the end of June 2015.

While expectations of more accommodative monetary policy caused Treasury yields to decline, financing conditions generally tightened in the third quarter.  Credit spreads on speculative grade debt increased by 180 basis points during the third quarter, which increased all-in corporate financing costs to three-and-a-half year highs.  Most of the increase in overall credit spreads reflects the continued decline in energy-related credits, which fell in price from 91 to 77, on average per 100 of par value during the quarter.  Average energy credit spreads peaked at 1100 basis points during the quarter, which pushed the industry into distressed territory.

Proprietary and official data we received during the quarter provided signs of global economic weakness, including a noticeable decline in manufacturing orders.  We believe that most of the weakness in the industrial sector is attributable to a decline in the capital spending of companies in the mining, metals and energy sectors.  As China has accounted for much of the incremental demand for industrial inputs (e.g., copper, iron ore, zinc, and oil) over the past decade, we believe that the deceleration in Chinese industrial production and fixed investment was one of the significant factors that led many observers to reduce demand forecasts, which in turn contributed to declines in commodity prices and led many firms to postpone or cancel new resource development projects.  We believe that the decline in energy and commodity prices also contributed to a tightening of financial conditions by placing downward pressure on inflation and inflation expectations, which led to an increase in estimates of real interest rates in many industrialized economies.

It is difficult to determine whether volatility in the markets caused by changes (or perceived changes) in the Chinese economy, actions (or anticipated actions) by the U.S. Federal Reserve System, continued pressure on energy prices or other factors will continue and the impact that such volatility may have on our diverse portfolio. The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios over the reporting period which is directly impacted by market volatility. On the last day of any particular calendar quarter, markets may move up or down, without regard to the fundamental health of the underlying businesses in our investment portfolios. Our carry fund portfolio valuations declined by 4% with our private portfolio depreciating by 1% and our public portfolio depreciating by 12% based on market conditions at the end of the third quarter. Similarly, the asset-weighted hedge fund performance of our reported funds was (4)% in the third quarter.

While volatility may cause swings in the valuations of our public portfolio, we believe that current market conditions also may serve as a catalyst to generate future investment buying opportunities for our funds. For example, we are exploring potential opportunities in energy that may arise due to the dislocation in the markets, in particular in energy lending and power. Due to the volatility during the quarter, we continued to be measured in our investment pace and capitalized on pockets of opportunity to invest $1.6 billion in new and existing investments in our carry funds that met our investment criteria and strategic objectives. Also, as an opportunistic seller, we seized upon high asset values in many sectors and realized proceeds of

$3.7 billion on 121 investments in 38 carry funds during the third quarter. While there can be no assurance that these trends will continue, we remain focused on maximizing the value of our portfolio for our fund investors and our business.

Recent Transactions
In October 2015, the Board of Directors of our general partner declared a quarterly distribution of $0.56 per common unit to common unitholders of record at the close of business on November 16, 2015, payable on November 24, 2015.

Consolidation of Certain Carlyle Funds and Variable Interest Entities
Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 14% of our AUM as of September 30, 2015; 12% of our fund management fees for both the three and nine months ended September 30, 2015, respectively; and approximately 5% of our performance fees for both the three and nine months ended September 30, 2015, respectively.
We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of September 30, 2015, our consolidated CLOs held approximately $18 billion of total assets and comprised 68% of the assets of the Consolidated Funds and 100% of the loans payable of the Consolidated Funds. As of September 30, 2015, our consolidated AlpInvest fund of funds vehicles had approximately $5 billion of total assets and comprised 18% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of September 30, 2015 relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Partnership and partners’ capital. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-controlling interests in consolidated entities, redeemable non-controlling interests in consolidated entities, and partners’ capital appropriated for Consolidated Funds in the consolidated financial statements. For further information, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Because only a small portion of our funds are consolidated, the performance of the Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds.
In addition, as described in Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of September 30, 2015, our unaudited condensed consolidated financial statements included approximately $242 million of assets related to Urbplan, representing less than 1% of our consolidated total assets.
On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for us beginning on January 1, 2016, and early adoption is permitted. We are currently assessing the potential impact that this guidance will have on our consolidated financial statements, however, the guidance is expected to reduce the number of funds that we currently consolidate.  The expected deconsolidation would reduce our total assets, total liabilities, and total partners’ capital, as well as impact net income, but there would be no impact to net income attributable to the Partnership.

Key Financial Measures
Our key financial measures are discussed in the following pages.

Revenues
Revenues primarily consist of fund management fees, performance fees, investment income, including realized and unrealized gains of our investments in our funds and other trading securities, as well as interest and other income. See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the manner in which management fees and performance fees are generated.
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
With respect to Claren Road and ESG, we retain a specified percentage of the management fees of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2015, we retained 55% of the management fees of Carlyle Commodity Management L.L.C. (“Carlyle Commodity Management”, formerly Vermillion) based on our 55% economic interest in Carlyle Commodity Management. Effective July 1, 2015, based on a restructuring of the original acquisition agreements of Carlyle Commodity Management, in which the Partnership's economic interest increased to approximately 83%, we are entitled to approximately 83% of the management fees of Carlyle Commodity Management. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of September 30, 2015, were approximately 14% of total management fees recognized during both the three and nine months ended September 30, 2015, respectively. Management fees attributable to Carlyle Europe Partners IV, L.P. (“CEP IV”), our fourth Europe buyout fund with approximately $3.9 billion of Fee-earning AUM as of September 30, 2015, were approximately 10% of total management fees recognized during the three months ended September 30, 2015. Management fees attributable to CP VI were approximately 14% of total management fees recognized during both the three months and nine months ended September 30, 2014, respectively. No other fund generated over 10% of total management fees in the periods presented.

Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
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
Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “— Trends Affecting our Business” for further discussion. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. The portion of performance fees that are realized and unrealized in each period are separately reported in our statement of operations.
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

Performance fees for the three months ended September 30, 2015 were generated from the following funds:

•	$35.5 million from Carlyle Realty Partners V, L.P. (“CRP V”) (with total AUM of approximately $2.3 billion),

•	$26.1 million from Carlyle Realty Partners VI, L.P. (“CRP VI”) (with total AUM of approximately $3.0 billion),
•$(129.4) million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $12.1 billion),

•	$(55.4) million from Carlyle Asia Growth Partners IV, L.P. (“CAGP IV”) (with total AUM of approximately $1.2 billion),

•	$(48.3) million from Carlyle Energy Mezzanine Opportunity Fund (”CEMOF”) with total AUM of approximately $1.5 billion),

•	$(41.6) million from Carlyle/Riverstone Global Energy and Power Fund IV, L.P. (“Energy IV”) with total AUM of approximately $3.2 billion), and
•$(26.4) million from Carlyle Partners IV, L.P. (“CP IV”) (with total AUM of approximately $1.1 billion).
Performance fees from Carlyle Europe Partners III, L.P. (“CEP III”), CP V, CRP VI, Carlyle/Riverstone Global Energy and Power Fund III, L.P. (”Energy III”), and Energy IV were $174.7 million, $112.6 million, $84.8 million, $(100.3) million, and $(65.5) million, respectively, for the nine months ended September 30, 2015. No other fund generated over 10% of performance fees during the three and nine months ended September 30, 2015.
Performance fees for the three months ended September 30, 2014 were generated from the following funds:
•$124.7 million from CEP III,
•$90.0 million from CP V,
•$29.6 million from Carlyle U.S. Equity Opportunity Fund, L.P. (“CEOF”),
•$25.2 million from CRP VI,
•$(31.6) million from CP IV,
•$(23.0) million from the Claren Road Master Fund,
•$(18.5) million from the Claren Road Credit Opportunities Fund, and

•
$(75.8) collectively from AlpInvest's Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006). The performance fee reversal resulted in a corresponding decrease to performance fees compensation expense of $56.9 million and a decrease to the provision for income taxes of $18.9 million, resulting in no net impact to the net income attributable to Carlyle Holdings for the three months ended September 30, 2014.

Performance fees from CEP III and CP V were $467.7 million and $429.5 million, respectively, for the nine months ended September 30, 2014. No other fund generated over 10% of performance fees during the three and nine months ended September 30, 2014.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2015 and 2014, the reversals of performance fees were $388.4 million and $268.2 million, respectively. For the nine months ended September 30, 2015 and 2014, the reversals of performance fees were $234.6 million and $232.0 million, respectively. Additionally, unrealized performance fees reverse when performance fees are realized, and can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of September 30, 2015, accrued performance fees and accrued giveback obligations were approximately $3.0 billion and $264.0 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2015 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at September 30, 2015, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.9 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have repaid a total of approximately $54 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2015 (amounts in millions):

	As of September 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$8,521	$5,925	$4,040	$637	$19,123
Level II	326	1,551	230	1,221	3,328
Level III	25,646	22,000	19,814	32,462	99,922
Total Fair Value	34,493	29,476	24,084	34,320	122,373
Other Net Asset Value	1,077	2,134	(624)	(446)	2,141
Total AUM, Excluding Available Capital Commitments	35,570	31,610	23,460	33,874	124,514
Available Capital Commitments	27,485	3,921	16,741	15,072	63,219
Total AUM	$63,055	$35,531	$40,201	$48,946	$187,733
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
In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 4 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2015, our U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2014. Foreign tax returns are generally subject to audit from 2008 to 2014. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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

(b)
for substantially all carry funds and certain co-investment vehicles where the original investment period has expired and for Metropolitan fund of funds vehicles after the expiration of the weighted-average investment period of the underlying funds, the remaining amount of limited partner invested capital at cost, and for the NGP management fee funds and certain carry funds advised by NGP where the first investment has been realized, the amount of partner commitments less realized and written-off investments (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2015	2014
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$41,913	$40,846
Fee-earning AUM based on invested capital (2)	36,171	40,629
Fee-earning AUM based on collateral balances, at par (3)	17,416	17,512
Fee-earning AUM based on net asset value (4)	10,791	17,039
Fee-earning AUM based on lower of cost or fair value and other (5)	21,764	24,188
Balance, End of Period (6)	$128,055	$140,214

(1)
Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired. Increases of $1.1 billion from September 30, 2014 are related primarily to fundraising in our Corporate Private Equity and Real Assets funds, offset by net changes from commitments to invested capital in our Investment Solutions funds and decreases from foreign exchange of $1.2 billion.

(2)
Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds. Decreases of $4.4 billion from September 30, 2014 are primarily related to large distributions for funds outside their original commitment periods in our Corporate Private Equity and Real Assets segments, along with decreases for foreign exchange of approximately $1.0 billion.

(3)
Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products. Despite fundraising of $4.2 billion for eight structured products in the twelve months ended September 30, 2015, the overall decrease of $0.1 billion from September 30, 2014 is related to decreases in the collateral balances, at par, of our structured products, in addition to decreases from foreign exchange of $0.6 billion.

(4)
Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles. Decrease in the twelve months ended September 30, 2015 of $6.2 billion was due to net redemptions and market depreciation in our hedge funds and fund of hedge fund vehicles of $4.3 billion and $2.0 billion, respectively.

(5)
Includes funds with fees based on gross asset value. A decrease of $2.4 billion in the twelve months ended September 30, 2015 was primarily related to foreign exchange decreases of $1.6 billion and distributions in our funds based on lower of cost or fair value in our Investment Solutions segment.

(6)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of September 30, 2015, the Legacy Energy Funds had, in the aggregate, approximately $6.8 billion in AUM and $6.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$130,000	$145,649	$135,580	$139,949
Acquisitions	—	—	—	2,894
Inflows, including Fee-paying Commitments (1)	2,880	3,133	11,381	12,917
Outflows, including Distributions (2)	(3,360)	(4,973)	(12,045)	(13,945)
Subscriptions, net of Redemptions (3)	(604)	208	(3,415)	608
Changes in CLO collateral balances (4)	(545)	195	216	1,528
Market Appreciation/(Depreciation) (5)	(434)	(457)	(840)	43
Foreign Exchange and other (6)	118	(3,541)	(2,822)	(3,780)
Balance, End of Period	$128,055	$140,214	$128,055	$140,214

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, and fund of funds vehicles outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $12.6 billion for which fees have not yet commenced as of September 30, 2015.

(2)
Outflows represent limited partner distributions from our carry funds, NGP management fee funds, and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period or commitment fee period has expired.

(3)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles. Our Claren Road hedge funds received $1.9 billion of redemption notices in the third quarter that will reduce Fee-earning AUM as they are expected to be paid out over the next several quarters, beginning in the fourth quarter of 2015.

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
We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone and certain NGP management fee funds and carry funds that are advised by NGP. Although we include all capital commitments to NGP XI in our assets under management calculation, for certain limited partners we will only include invested capital at cost for NGP XI in our Fee-earning AUM calculation until early 2016 when we will be entitled to charge management fees based on commitments less realized and written-off investments.
For our carry funds, co-investment vehicles, fund of funds vehicles, and NGP management fee funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital at cost, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$62,790	$130,052	$192,842	$57,871	$136,602	$194,473
Commitments (1)	3,944	—	3,944	15,327	—	15,327
Capital Called, net (2)	(3,527)	3,428	(99)	(9,952)	9,865	(87)
Distributions (3)	95	(6,456)	(6,361)	876	(24,027)	(23,151)
Subscriptions, net of Redemptions (4)	—	(606)	(606)	—	(3,487)	(3,487)
Changes in CLO collateral balances (5)	—	(91)	(91)	—	831	831
Market Appreciation/(Depreciation) (6)	—	(1,842)	(1,842)	—	8,315	8,315
Foreign Exchange and other (7)	(83)	29	(54)	(903)	(3,585)	(4,488)
Balance, End of Period	$63,219	$124,514	$187,733	$63,219	$124,514	$187,733

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles. Our Claren Road hedge funds received $1.9 billion of redemption notices in the third quarter that are expected to be paid in the next several quarters, beginning in the fourth quarter of 2015.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Depreciation for the third quarter was primarily driven by depreciation in the public portfolio of our carry funds of $1.8 billion (12%) and depreciation in the private portfolio of our carry funds of $0.3 billion (1%). Remaining market depreciation for the third quarter of 2015 primarily relates to the NGP management fee funds ($0.7 billion) and hedge funds ($0.3 billion), partially offset by appreciation on the fund of funds vehicles ($1.4 billion). Appreciation for the nine months ended September 30, 2015 was primarily driven by appreciation in the public portfolio of our carry funds of $1.2 billion (7%) and appreciation in the private portfolio of our carry funds of $1.6 billion (5%). Remaining market appreciation for the nine months ended September 30, 2015 primarily relates to the fund of funds vehicles ($6.9 billion), offset by depreciation on the NGP management fee funds ($0.8 billion), and hedge funds ($0.6 billion).

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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2015 and 2014. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed eight new CLOs throughout 2014 and five new CLOs in 2015 and have consolidated those CLOs beginning on their respective formation dates or closing dates. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$278.3	$307.4	$830.1	$885.0
Performance fees
Realized	329.2	176.9	1,251.0	843.9
Unrealized	(575.8)	10.5	(629.7)	506.4
Total performance fees	(246.6)	187.4	621.3	1,350.3
Investment income (loss)
Realized	12.5	(0.5)	24.2	29.4
Unrealized	(22.0)	4.3	(17.7)	4.2
Total investment income (loss)	(9.5)	3.8	6.5	33.6
Interest and other income	5.0	9.1	15.9	16.6
Interest and other income of Consolidated Funds	259.4	234.1	742.7	728.5
Revenue of a consolidated real estate VIE	10.9	13.2	73.9	27.2
Total revenues	297.5	755.0	2,290.4	3,041.2
Expenses
Compensation and benefits
Base compensation	163.5	190.7	472.2	615.8
Equity-based compensation	86.8	79.7	291.0	262.9
Performance fee related		0
Realized	155.2	78.4	561.7	368.3
Unrealized	(228.1)	(14.3)	(146.2)	316.3
Total compensation and benefits	177.4	334.5	1,178.7	1,563.3
General, administrative and other expenses	289.6	117.4	539.2	370.4
Interest	14.5	14.4	43.6	41.1
Interest and other expenses of Consolidated Funds	296.9	240.1	791.7	756.4
Interest and other expenses of a consolidated real estate VIE	26.8	38.3	124.4	129.5
Other non-operating income	(9.9)	(39.6)	(11.7)	(14.0)
Total expenses	795.3	705.1	2,665.9	2,846.7
Other income
Net investment gains (losses) of Consolidated Funds	(31.3)	125.5	935.8	994.5
Income (Loss) before provision for income taxes	(529.1)	175.4	560.3	1,189.0
Provision (benefit) for income taxes	(4.1)	(5.9)	12.4	63.9
Net income (loss)	(525.0)	181.3	547.9	1,125.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(152.4)	53.2	657.5	747.4
Net income (loss) attributable to Carlyle Holdings	(372.6)	128.1	(109.6)	377.7
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(288.7)	102.7	(95.8)	308.2
Net income (loss) attributable to The Carlyle Group L.P.	$(83.9)	$25.4	$(13.8)	$69.5

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$(1.05)	$0.38	$(0.19)	$1.11
Diluted	$(1.11)	$0.35	$(0.28)	$1.01
Weighted-average common units
Basic	78,849,332	66,474,689	72,812,892	61,422,816
Diluted	301,558,908	72,086,875	299,143,320	67,440,601

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues
Total revenues were $297.5 million for the three months ended September 30, 2015, a decrease of 61% from total revenues for the three months ended September 30, 2014 of $755.0 million. The decrease in revenues was primarily attributable to a decrease in performance fees of $434.0 million and a decrease in fund management fees of $29.1 million.
Fund Management Fees. Fund management fees decreased $29.1 million, or 9%, to $278.3 million for the three months ended September 30, 2015 as compared to 2014. In addition, fund management fees from consolidated funds decreased $8.8 million for the three months ended September 30, 2015 as compared to 2014. These fees are eliminated upon consolidation of these funds.
The overall decrease, inclusive of management fees eliminated from consolidated funds, was primarily due to approximately $24.9 million in lower management fees from reduced assets under management in our hedge funds, approximately $19.8 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, and approximately $6.8 million in lower management fees from AlpInvest, which was driven primarily by the decline of the Euro exchange rate in 2015 as compared to 2014. Offsetting these decreases were approximately $37.5 million of incremental management fees from the commencement of the investment period during 2014 and 2015 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $4.0 million and $21.9 million for the three months ended September 30, 2015 and 2014, respectively. The $17.9 million decrease in transaction and portfolio advisory fees resulted primarily from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2015.
Performance Fees. Performance fees for the three months ended September 30, 2015 were $(246.6) million compared to $187.4 million for the three months ended September 30, 2014. In addition, performance fees from consolidated funds increased $23.7 million for the three months ended September 30, 2015 as compared to 2014. These fees eliminate upon consolidation. The performance fees recorded in the three months ended September 30, 2015 and 2014 were impacted principally by changes in the fair value of the underlying carry funds, which (decreased) and increased approximately (4)% and 3% in total remaining value during the three months ended September 30, 2015 and 2014, respectively. The decrease in the fair value of the investments from 2014 to 2015 was driven primarily by asset performance and operating projections as well as decreases in market comparables, especially for our buyout, natural resources and Legacy Energy funds. However, the investments in the real estate funds appreciated by 6% and 4% during the three months ended September 30, 2015 and 2014, respectively, and the AlpInvest fund of funds vehicles (reported on a quarter lag) appreciated by 5% and 10% during the three months ended September 30, 2015 and 2014, respectively. The third quarter of 2015 was characterized by increased financial market volatility. In the U.S., the Federal Open Market Committee left the federal funds rate target unchanged in September, which led to speculation that the Federal Reserve may not raise rates in 2015. This expectation has caused yields on five and ten year Treasury notes to decline by roughly 25 basis points since the end of June 2015. While Treasury yields declined, financing conditions tightened in the quarter. Credit spreads on speculative debt increased by 180 basis points due primarily to the continued decline in energy-related credits. Further, amongst the signs of global economic weakness, there were noticeable declines in manufacturing orders due to a decline capital spending in the industrial sector. Historically, China accounted for much of the industrial demand inputs. However, the deceleration in Chinese industrial production was one of the significant factors that led many observers to reduce demand forecasts, which in turn led to declines in commodity prices. Amongst these market conditions, our public carry fund portfolio depreciated 12% in the three months ended September 30, 2015, while our private carry fund portfolio also depreciated 1%.
During the three months ended September 30, 2014, substantially all accrued hedge fund incentive fees generated earlier in 2014 were reversed, resulting in a decrease in performance fees of approximately $76.7 million for the three months ended September 30, 2014. Additionally, Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, moved out of a carry position in the third quarter of 2014, resulting in a reversal of performance fees of approximately $75.8 million (which was entirely offset by decreases to performance fee compensation expense and the provision for income taxes). See “- Key Financial Measures - Revenues - Performance Fees” for information on the allocation of performance fees derived from AlpInvest fund of funds vehicles between the Partnership and the historical owners and management team of AlpInvest.
Approximately $(257.8) million and $217.1 million of performance fees for the three months ended September 30, 2015 and 2014, respectively, were generated by our Corporate Private Equity segment. Performance fees for the three months ended

September 30, 2015 and 2014 were $(52.3) million and $(19.4) million for the Global Market Strategies segment, $32.1 million and $31.9 million for the Real Assets segment, and $31.4 million and $(42.2) million for the Investment Solutions segment, respectively. Further, approximately $(239.6) million of our performance fees for the three months ended September 30, 2015 were related to CP V, CAGP IV, CEMOF, Energy IV, CP IV, CRP V, and CRP VI, while $120.6 million of our performance fees for the three months ended September 30, 2014 were related to CEP III, CP V, CEOF, CRP VI, the Claren Road Master Fund, the Claren Road Credit Opportunities Fund, and AlpInvest's Main Fund III Secondary Investments (2006) and Main Fund III Co-Investments (2006).

Investment Income (Loss). Investment loss of $9.5 million for the three months ended September 30, 2015 decreased $13.3 million from investment income of $3.8 million for the three months ended September 30, 2014. The decrease in investment income from 2014 to 2015 relates primarily to investment losses of $4.6 million from investments in our U.S. and European buyout and growth funds and an increase in investment loss from 2014 to 2015 of $3.8 million from the investment in NGP, primarily from lower earnings allocated from the investment in NGP Management. Those changes were partially offset by investment income in 2015 of $3.7 million versus investment losses in 2014 of $4.4 million on certain European real estate investments as well as investment income on other Partnership investments.
Interest and Other Income. Interest and other income decreased $4.1 million to $5.0 million for the three months ended September 30, 2015, as compared to $9.1 million for 2014.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $259.4 million for the three months ended September 30, 2015, an increase of $25.3 million from $234.1 million for the three months ended September 30, 2014. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The increase from 2014 to 2015 is due primarily to higher interest and other income of $17.1 million from the consolidated CLOs and higher dividend income of $25.3 million from the consolidated hedge funds. These increases were partially offset by lower interest income of $11.0 million from the consolidated hedge funds. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $10.9 million for the three months ended September 30, 2015, a decrease of $2.3 million as compared to $13.2 million in 2014. The decrease was primarily due to lower investment income of $6.0 million, partially offset by higher land development services revenue of $3.7 million. Urbplan completed more land development projects in 2015 as compared to 2014. Urbplan recognizes revenue for land development services under the completed contract method.
Expenses
Expenses were $795.3 million for the three months ended September 30, 2015, an increase of $90.2 million from $705.1 million for the three months ended September 30, 2014. The increase primarily is due to a $172.2 million increase in general, administrative and other expenses and a $56.8 million increase in interest and other expenses of consolidated funds. These increases were partially offset by a decrease in total compensation and benefits of $157.1 million.
Total compensation and benefits for the three months ended September 30, 2015 decreased $157.1 million, or 47%, from $334.5 million for the three months ended September 30, 2014 to $177.4 million for the three months ended September 30, 2015. The decrease in total compensation and benefits primarily reflects a decrease in performance fee related compensation expense of $137.0 million and a decrease in base compensation expense of $27.2 million. These decreases were partially offset by an increase in equity-based compensation expense of $7.1 million.
Compensation and Benefits. Base compensation and benefits decreased $27.2 million, or 14%, for the three months ended September 30, 2015 as compared to 2014. The decrease primarily relates to reductions in bonus accruals in certain business segments, foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014.
Equity-based compensation increased $7.1 million for the three months ended September 30, 2015 as compared to 2014. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees since September 30, 2014.

Performance fee related compensation expense decreased $137.0 million for the three months ended September 30, 2015 as compared to 2014. Performance fee related compensation as a percentage of performance fees was 30% and 34% for the three months ended September 30, 2015 and 2014, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 30% for the three months ended September 30, 2015 is primarily due to our Legacy Energy funds in our Real Assets segment. The overall percentage of 34% for the three months ended September 30, 2014 is primarily due to our private equity fund of funds vehicles within our Investment Solutions segment. Our private equity fund of funds vehicles have a higher percentage of performance fee related compensation as compared to other carry funds.
General, Administrative and Other Expenses. General, administrative and other expenses increased $172.2 million for the three months ended September 30, 2015 as compared to 2014. This increase was driven primarily by an impairment loss of $186.6 million recorded in the three months ended September 30, 2015 to reduce the carrying value of the intangible assets associated with the credit hedge funds managed by Claren Road Asset Management L.L.C. within our Global Market Strategies segment to their estimated fair values. As discussed in Note 7 to the condensed consolidated financial statements, we evaluate for impairment intangible assets and could record additional impairment losses in future periods. This increase was also driven by $7.0 million of higher external fundraising costs in 2015 as compared to 2014, primarily related to our second equity opportunity fund and our second energy mezzanine fund. These increases were partially offset by positive foreign currency adjustments and lower professional fees.
Interest. Interest expense for the three months ended September 30, 2015 was $14.5 million, an increase of $0.1 million from 2014.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $56.8 million for the three months ended September 30, 2015 as compared to 2014. This increase is primarily due to an increase in interest expense on the consolidated CLOs, partially offset by a decrease in interest expense on the consolidated hedge funds. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $26.8 million and $38.3 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $11.5 million. The decrease was due primarily to a decrease of $6.3 million in costs of services rendered as well as $6.1 million lower expense in 2015 as compared to 2014 associated with the fair value measurement of Urbplan's loans. The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Other Non-operating (Income) Expenses. Other non-operating income of $9.9 million for the three months ended September 30, 2015 compares to other non-operating income of $39.6 million for the three months ended September 30, 2014. For the periods presented, this caption represents the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. The estimated fair value of the contingent consideration declined in both periods based on management’s assumptions in the probability-weighted discounted cash flow models used to estimate the fair value at such time. The contingent consideration arrangements are primarily associated with the Partnership’s hedge fund acquisitions.

Net Investment Gains (Losses) of Consolidated Funds
For the three months ended September 30, 2015, net investment losses of Consolidated Funds were $31.3 million as compared to net investment gains of $125.5 million for the three months ended September 30, 2014. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended September 30,
	2015	2014
	(Dollars in millions)
Realized gains	$433.8	$248.2
Net change in unrealized losses	(771.6)	(78.7)
Total gains (losses)	(337.8)	169.5
Gains (losses) from liabilities of CLOs	306.6	(45.3)
Gains (losses) on other assets of CLOs	(0.1)	1.3
Total	$(31.3)	$125.5
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains (losses) for the three months ended September 30, 2015 and 2014 were due to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $19.6 million and $367.7 million, respectively, net investment losses attributable to the consolidated hedge funds and other consolidated funds of $135.8 million and $131.0 million, respectively, and the net appreciation (depreciation) of CLOs of $84.9 million and $(111.2) million, respectively.
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities
Net loss attributable to non-controlling interests in consolidated entities was $152.4 million for the three months ended September 30, 2015 as compared to net income attributable to non-controlling interests of $53.2 million for the three months ended September 30, 2014. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
For the three months ended September 30, 2015, the net loss of our Consolidated Funds was approximately $116.7 million. This loss was substantially due to the net losses of the consolidated hedge funds and the consolidated AlpInvest fund of funds vehicles, partially offset by net income on the consolidated CLOs. The net losses from the consolidated hedge funds and consolidated AlpInvest fund of funds vehicles were approximately $128.5 million and $22.0 million, respectively, for the three months ended September 30, 2015. The net income from the consolidated CLOs was $33.8 million for the three months ended September 30, 2015.
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
Net Income (Loss) Attributable to The Carlyle Group L.P.
The net loss attributable to the Partnership was $83.9 million for the three months ended September 30, 2015 as compared to net income attributable to the Partnership of $25.4 million for the three months ended September 30, 2014. The Partnership is allocated a portion of the net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 25% and 21% as of September 30, 2015 and 2014, respectively). Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $10.9 million and $(2.4) million for the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues
Total revenues were $2,290.4 million for the nine months ended September 30, 2015, a decrease of 25% from total revenues for the nine months ended September 30, 2014 of $3,041.2 million. The decrease in revenues was primarily attributable to a decrease in performance fees of $729.0 million, a decrease in fund management fee of $54.9 million, and a decrease in investment income of $27.1 million. These decreases were partially offset by an increase in revenue of a consolidated real estate VIE of $46.7 million.
Fund Management Fees. Fund management fees decreased $54.9 million, or 6%, to $830.1 million for the nine months ended September 30, 2015 as compared to 2014. In addition, fund management fees from consolidated funds decreased $20.4 million for the nine months ended September 30, 2015 as compared to 2014. These fees are eliminated upon consolidation of these funds.
The overall decrease, inclusive of management fees eliminated from consolidated funds, was primarily due to decreases in management fees of approximately $72.1 million resulting from the change in the basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital, approximately $56.3 million in decreased management fees from lower assets under management in our hedge funds, and approximately $19.4 million in lower management fees from AlpInvest, which was driven by the decline of the Euro exchange rate in 2015 as compared to 2014. Offsetting these decreases were approximately $135.1 million of incremental management fees from the commencement of the investment period during 2014 and 2015 for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $16.4 million and $62.1 million for the nine months ended September 30, 2015 and 2014, respectively. The $45.7 million decrease in transaction and portfolio advisory fees resulted primarily from greater investment activity, primarily in our buyout funds, in 2014 as compared to 2015.
Performance Fees. Performance fees for the nine months ended September 30, 2015 were $621.3 million compared to $1,350.3 million for the nine months ended September 30, 2014. In addition, performance fees from consolidated funds increased $4.8 million for the nine months ended September 30, 2015 as compared to 2014. These fees eliminate upon consolidation. The performance fees recorded in the nine months ended September 30, 2015 and 2014 were impacted principally by increases in the fair value of the underlying carry funds, which increased approximately 5% and 14% in total remaining value during the nine months ended September 30, 2015 and 2014, respectively. The increase in the fair value of the investments was driven primarily by asset performance and operating projections as well as increases in market comparables. Additionally, the investments in the AlpInvest fund of funds vehicles (reported on a quarter lag) appreciated by 24% during both the nine months ended September 30, 2015 and 2014, respectively. The third quarter of 2015 was characterized by increased financial market volatility. In the U.S., the Federal Open Market Committee left the federal funds rate target unchanged in September, which led to speculation that the Federal Reserve may not raise rates in 2015. This expectation has caused yields on five and ten year Treasury notes to decline by roughly 25 basis points since the end of June 2015. While Treasury yields declined, financing conditions tightened in the quarter. Credit spreads on speculative debt increased by 180 basis points due primarily to the continued decline in energy-related credits. Further, amongst the signs of global economic weakness, there were noticeable declines in manufacturing orders due to a decline capital spending in the industrial sector. Historically, China accounted for much of the industrial demand inputs. However, the deceleration in Chinese industrial production was one of the significant factors that led many observers to reduce demand forecasts, which in turn led to declines in commodity prices. Amongst these market conditions, our public carry fund portfolio appreciated 7% in the nine months ended September 30, 2015, while our private carry fund portfolio appreciated 5% for an aggregate of 5% for the nine months ended September 30, 2015.
Approximately $522.4 million and $981.8 million of performance fees for the nine months ended September 30, 2015 and 2014, respectively, were generated by our Corporate Private Equity segment. Performance fees for the nine months ended September 30, 2015 and 2014 were $(29.9) million and $91.6 million for the Global Market Strategies segment, $3.3 million and $108.8 million for the Real Assets segment, and $125.5 million and $168.1 million for the Investment Solutions segment, respectively. Further, approximately $206.3 million of our performance fees for the nine months ended September 30, 2015 were related to CEP III, CP V, CRP VI, Energy III, and Energy IV, while $897.2 million of our performance fees for the nine months ended September 30, 2014 were related to CP V and CEP III.

Investment Income. Investment income of $6.5 million for the nine months ended September 30, 2015 decreased $27.1 million from investment income of $33.6 million for the nine months ended September 30, 2014. The decrease in investment income from 2014 to 2015 relates primarily to a $22.5 million investment gain associated with the sale of a European real estate investment that was recorded during the nine months ended September 30, 2014, and an increase in investment loss from 2014 to 2015 of $21.6 million from the investment in NGP, primarily from losses from our earnings allocation from NGP X's investments and performance fees. Those changes were partially offset by investment income in 2015 of $10.2 million versus investment losses in 2014 of $27.5 million on certain other European real estate investments.
Interest and Other Income. Interest and other income decreased $0.7 million to $15.9 million for the nine months ended September 30, 2015, as compared to $16.6 million for 2014.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds was $742.7 million for the nine months ended September 30, 2015, an increase of $14.2 million from $728.5 million for the nine months ended September 30, 2014. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The increase from 2014 to 2015 is due primarily to higher interest interest income from the consolidated CLOs of $45.4 million and higher dividend income from the consolidated hedge funds of $14.3 million. These increases were partially offset by a decrease in interest income from the consolidated hedge funds of $34.1 million and lower interest, dividend, and other income from the consolidated fund of funds vehicles of $11.2 million. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $73.9 million for the nine months ended September 30, 2015, an increase of $46.7 million as compared to $27.2 million in 2014. The increase was due primarily to Urbplan completing more land development projects in 2015 as compared to 2014. Urbplan recognizes revenue for land development services under the completed contract method.
Expenses
Expenses were $2,665.9 million for the nine months ended September 30, 2015, a decrease of $180.8 million from $2,846.7 million for the nine months ended September 30, 2014. The decrease primarily is due to a decrease in total compensation and benefits of $384.6 million. This decrease was partially offset by increases in general, administrative and other expenses and interest and other expenses of consolidated funds, which increased $168.8 million and $35.3 million, respectively.
Total compensation and benefits for the nine months ended September 30, 2015 decreased $384.6 million, or 25%, from $1,563.3 million for the nine months ended September 30, 2014 to $1,178.7 million for the nine months ended September 30, 2015. The decrease in total compensation and benefits primarily reflects a decrease in performance fee related compensation expense of $269.1 million and a decrease in base compensation expense of $143.6 million. These decreases were partially offset by an increase in equity-based compensation expense of $28.1 million.
Compensation and Benefits. Base compensation and benefits decreased $143.6 million, or 23%, for the nine months ended September 30, 2015 as compared to 2014. The decrease primarily relates to lower expense associated with employment-related contingent consideration arrangements of $74.9 million, primarily related to our hedge funds. In June 2015, the Partnership amended the agreements relating to the original acquisition of Carlyle Commodity Management. As a result of the amendment, the Partnership’s economic interest in Carlyle Commodity Management increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest.  Further, as a result of the amendment, the estimated value of the employment-based contingent consideration liability decreased by $46.3 million. The remaining decrease in expense from employment-related contingent consideration was due to updated assumptions used to determine the expected payment of the contingent consideration for the hedge fund acquisitions. Additionally, the decrease in base compensation and benefits was due to reductions in direct headcount, foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014.
Equity-based compensation increased $28.1 million for the nine months ended September 30, 2015 as compared to 2014. The increase in equity-based compensation is due primarily to the ongoing granting of deferred restricted common units to new and existing employees since September 30, 2014. Also contributing to the increase in equity-based compensation was a decrease to the estimated forfeiture rates during the first quarter of 2015, which resulted in a cumulative catch-up of expense associated with this change of estimate of $7.5 million for 2015.

Performance fee related compensation expense decreased $269.1 million for the nine months ended September 30, 2015 as compared to 2014. Performance fee related compensation as a percentage of performance fees was 67% and 51% for the nine months ended September 30, 2015 and 2014, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 67% for the nine months ended September 30, 2015, is higher than 51% for the nine months ended September 30, 2014, primarily due to our private equity fund of funds vehicles in our Investment Solutions segment and our Legacy Energy funds within our Real Assets segment.
General, Administrative and Other Expenses. General, administrative and other expenses increased $168.8 million for the nine months ended September 30, 2015 as compared to 2014. This increase was driven primarily by higher intangible asset impairment losses in 2015 as compared to 2014; impairment losses were $198.4 million and $30.6 million for the nine months ended September 30, 2015 and 2014, respectively. As discussed in Note 7 to the condensed consolidated financial statements, we evaluate for impairment intangible assets and could record additional impairment losses in future periods. The increase was partially offset by higher higher external fundraising costs of $4.4 million, primarily related to our second equity opportunity fund and our second energy mezzanine fund, offset by lower external fundraising costs related to CAP IV.
Interest. Interest expense for the nine months ended September 30, 2015 was $43.6 million, an increase of $2.5 million from 2014.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $35.3 million for the nine months ended September 30, 2015 as compared to 2014. This increase is primarily due to higher interest expense on the consolidated CLOs, partially offset by lower interest expense on the consolidated hedge funds. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE were $124.4 million and $129.5 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $5.1 million. The decrease was due primarily to $22.8 million of lower expense in 2015 as compared to 2014 associated with the fair value measurement of Urbplan's loans. The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE. Offsetting this decrease is an increase to land development services expense of $20.4 million as a result of Urbplan completing more land development projects in 2015 as compared to 2014.
Other Non-operating (Income) Expenses. Other non-operating income of $11.7 million for the nine months ended September 30, 2015 compares to other non-operating income of $14.0 million for the nine months ended September 30, 2014. For the periods presented, this caption represents the change in the fair value of contingent consideration associated with the Partnership’s acquisitions. The estimated fair value of the contingent consideration declined in both periods based on management’s assumptions in the probability-weighted discounted cash flow models used to estimate the fair value at such time. The contingent consideration arrangements are primarily associated with the Partnership’s hedge fund acquisitions.

Net Investment Gains of Consolidated Funds
For the nine months ended September 30, 2015, net investment gains of Consolidated Funds were $935.8 million as compared to $994.5 million for the nine months ended September 30, 2014. This balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
Realized gains	$867.9	$1,194.4
Net change in unrealized losses	(129.8)	(43.0)
Total gains (losses)	738.1	1,151.4
Gains (losses) from liabilities of CLOs	197.0	(158.4)
Gains (losses) on other assets of CLOs	0.7	1.5
Total	$935.8	$994.5
The realized and unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. The net investment gains for the nine months ended September 30, 2015 and 2014 were due primarily to net investment gains attributable to the consolidated AlpInvest fund of funds vehicles of $1,092.5 million and $1,245.4 million, respectively, net investment gains (losses) attributable to the consolidated hedge funds of $(184.8) million and $0.1 million, respectively, net investment losses attributable to other consolidated funds of $32.5 million and $8.7 million, and the net appreciation (depreciation) of CLOs of $60.6 million and $(242.3) million, respectively.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $657.5 million for the nine months ended September 30, 2015 as compared to $747.4 million for the nine months ended September 30, 2014. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
For the nine months ended September 30, 2015, the net income of our Consolidated Funds was approximately $733.5 million. This income was substantially due to the consolidated AlpInvest fund of funds vehicles, partially offset by net losses on the consolidated hedge funds, consolidated CLOs and other consolidated funds. The net income from the consolidated AlpInvest fund of funds vehicles was approximately $1,004.5 million for the nine months ended September 30, 2015. The net loss from the consolidated hedge funds, other consolidated funds and consolidated CLOs was $215.6 million, $34.2 million, and $21.2 million, respectively, for the nine months ended September 30, 2015.
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
Net Income (Loss) Attributable to The Carlyle Group L.P.
The net loss attributable to the Partnership was $13.8 million for the nine months ended September 30, 2015 as compared to net income attributable to the Partnership of $69.5 million for the nine months ended September 30, 2014. The Partnership is allocated a portion of the net income attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 25% and 21% as of September 30, 2015 and 2014, respectively). Additionally, the

Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiaries, which was $25.5 million and $(5.7) million for the nine months ended September 30, 2015 and 2014, respectively.
Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and nine months ended September 30, 2015 and 2014. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). This analysis excludes the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$311.9	$318.8	$919.3	$924.4
Portfolio advisory fees, net	3.0	4.1	12.3	11.6
Transaction fees, net	1.0	17.8	4.1	50.5
Total fund level fee revenues	315.9	340.7	935.7	986.5
Performance fees
Realized	333.1	175.3	1,251.8	835.5
Unrealized	(554.2)	48.6	(539.3)	542.6
Total performance fees	(221.1)	223.9	712.5	1,378.1
Investment income (loss)
Realized	9.2	(2.7)	(66.7)	14.1
Unrealized	(15.5)	6.2	43.4	(23.2)
Total investment income (loss)	(6.3)	3.5	(23.3)	(9.1)
Interest and other income	5.0	8.5	16.6	17.7
Total revenues	93.5	576.6	1,641.5	2,373.2
Segment Expenses
Compensation and benefits
Direct base compensation	121.7	138.3	361.6	396.2
Indirect base compensation	42.8	47.0	133.8	140.3
Equity-based compensation	30.8	23.8	91.0	57.3
Performance fee related
Realized	155.9	77.5	563.5	366.3
Unrealized	(228.4)	7.2	(133.4)	342.8
Total compensation and benefits	122.8	293.8	1,016.5	1,302.9
General, administrative, and other indirect expenses	78.1	82.1	238.8	230.8
Depreciation and amortization expense	6.6	5.4	18.8	16.4
Interest expense	14.4	14.5	43.5	41.2
Total expenses	221.9	395.8	1,317.6	1,591.3
Economic Net Income (Loss)	$(128.4)	$180.8	$323.9	$781.9
(-) Net Performance Fees	(148.6)	139.2	282.4	669.0
(-) Investment Income (Loss)	(6.3)	3.5	(23.3)	(9.1)
(+) Equity-based Compensation	30.8	23.8	91.0	57.3
(=) Fee Related Earnings	$57.3	$61.9	$155.8	$179.3
(+) Realized Net Performance Fees	177.2	97.8	688.3	469.2
(+) Realized Investment Income (Loss)	9.2	(2.7)	(66.7)	14.1
(=) Distributable Earnings	$243.7	$157.0	$777.4	$662.6

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income (loss) before provision for income taxes	$(529.1)	$175.4	$560.3	$1,189.0
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	54.5	56.3	202.1	209.7
Acquisition related charges, including amortization of intangibles and impairment	209.6	24.5	247.9	166.6
Other non-operating (income) expense	(9.9)	(39.6)	(11.7)	(14.0)
Tax benefit (expense) associated with performance fee compensation	(5.1)	15.0	(19.4)	(23.5)
Net (income) loss attributable to non-controlling interests in consolidated entities	152.4	(53.2)	(657.5)	(747.4)
Other adjustments	(0.8)	2.4	2.2	1.5
Economic Net Income (Loss)	$(128.4)	$180.8	$323.9	$781.9
Net performance fees(1)	(148.6)	139.2	282.4	669.0
Investment income (loss)(1)	(6.3)	3.5	(23.3)	(9.1)
Equity-based compensation	30.8	23.8	91.0	57.3
Fee Related Earnings	$57.3	$61.9	$155.8	$179.3
Realized performance fees, net of related compensation	177.2	97.8	688.3	469.2
Realized investment income (loss)(1)	9.2	(2.7)	(66.7)	14.1
Distributable Earnings	$243.7	$157.0	$777.4	$662.6

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$329.2	$3.9	$333.1
Unrealized	(575.8)	21.6	(554.2)
Total performance fees	(246.6)	25.5	(221.1)
Performance fee related compensation expense
Realized	155.2	0.7	155.9
Unrealized	(228.1)	(0.3)	(228.4)
Total performance fee related compensation expense	(72.9)	0.4	(72.5)
Net performance fees
Realized	174.0	3.2	177.2
Unrealized	(347.7)	21.9	(325.8)
Total net performance fees	$(173.7)	$25.1	$(148.6)
Investment income (loss)
Realized	$12.5	$(3.3)	$9.2
Unrealized	(22.0)	6.5	(15.5)
Investment income (loss)	$(9.5)	$3.2	$(6.3)

	Nine Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,251.0	$0.8	$1,251.8
Unrealized	(629.7)	90.4	(539.3)
Total performance fees	621.3	91.2	712.5
Performance fee related compensation expense
Realized	561.7	1.8	563.5
Unrealized	(146.2)	12.8	(133.4)
Total performance fee related compensation expense	415.5	14.6	430.1
Net performance fees
Realized	689.3	(1.0)	688.3
Unrealized	(483.5)	77.6	(405.9)
Total net performance fees	$205.8	$76.6	$282.4
Investment income (loss)
Realized	$24.2	$(90.9)	$(66.7)
Unrealized	(17.7)	61.1	43.4
Investment income (loss)	$6.5	$(29.8)	$(23.3)

	Three Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$176.9	$(1.6)	$175.3
Unrealized	10.5	38.1	48.6
Total performance fees	187.4	36.5	223.9
Performance fee related compensation expense
Realized	78.4	(0.9)	77.5
Unrealized	(14.3)	21.5	7.2
Total performance fee related compensation expense	64.1	20.6	84.7
Net performance fees
Realized	98.5	(0.7)	97.8
Unrealized	24.8	16.6	41.4
Total net performance fees	$123.3	$15.9	$139.2
Investment income (loss)
Realized	$(0.5)	$(2.2)	$(2.7)
Unrealized	4.3	1.9	6.2
Total investment income (loss)	$3.8	$(0.3)	$3.5

	Nine Months Ended September 30, 2014
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$843.9	$(8.4)	$835.5
Unrealized	506.4	36.2	542.6
Total performance fees	1,350.3	27.8	1,378.1
Performance fee related compensation expense
Realized	368.3	(2.0)	366.3
Unrealized	316.3	26.5	342.8
Total performance fee related compensation expense	684.6	24.5	709.1
Net performance fees
Realized	475.6	(6.4)	469.2
Unrealized	190.1	9.7	199.8
Total net performance fees	$665.7	$3.3	$669.0
Investment income (loss)
Realized	$29.4	$(15.3)	$14.1
Unrealized	4.2	(27.4)	(23.2)
Total investment income (loss)	$33.6	$(42.7)	$(9.1)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of certain tax expenses associated with performance fee related compensation. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in each of Claren Road, ESG and, for periods prior to July 1, 2015, Carlyle Commodity Management. Effective July 1, 2015, adjustments are included to reflect the Partnership's approximate 83% economic interest in Carlyle Commodity Management.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$(130.2)	$159.0	$337.0	$625.1
Global Market Strategies	(28.4)	1.2	(18.8)	101.8
Real Assets	26.2	10.8	(6.2)	17.3
Investment Solutions	4.0	9.8	11.9	37.7
Economic Net Income (Loss)	$(128.4)	$180.8	$323.9	$781.9
Distributable Earnings
Corporate Private Equity	$178.4	$116.7	$717.4	$526.6
Global Market Strategies	15.4	22.9	27.9	67.6
Real Assets	46.8	8.0	21.7	36.1
Investment Solutions	3.1	9.4	10.4	32.3
Distributable Earnings	$243.7	$157.0	$777.4	$662.6

Segment Analysis

Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and, for periods prior to July 1, 2015, Carlyle Commodity Management based on our 55% economic interest in those entities. Effective July 1, 2015, our segment revenue and expenses related to Carlyle Commodity Management are based on our approximate 83% economic interest in that entity. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$152.5	$151.5	$443.5	$428.5
Portfolio advisory fees, net	2.8	3.8	11.3	10.6
Transaction fees, net	0.9	17.0	3.7	49.6
Total fund level fee revenues	156.2	172.3	458.5	488.7
Performance fees
Realized	258.6	125.0	1,101.1	747.4
Unrealized	(513.9)	100.8	(583.0)	237.5
Total performance fees	(255.3)	225.8	518.1	984.9
Investment income
Realized	11.0	6.4	22.0	10.3
Unrealized	(12.7)	3.8	(4.6)	13.2
Total investment income	(1.7)	10.2	17.4	23.5
Interest and other income	3.1	4.7	9.0	8.7
Total revenues	(97.7)	413.0	1,003.0	1,505.8
Segment Expenses
Compensation and benefits
Direct base compensation	59.1	67.0	169.3	189.4
Indirect base compensation	23.3	25.9	71.1	73.4
Equity-based compensation	17.0	12.9	49.6	30.1
Performance fee related
Realized	120.6	52.7	494.8	326.4
Unrealized	(235.0)	49.4	(256.8)	122.1
Total compensation and benefits	(15.0)	207.9	528.0	741.4
General, administrative, and other indirect expenses	36.4	35.5	105.9	108.6
Depreciation and amortization expense	3.3	2.7	9.0	8.1
Interest expense	7.8	7.9	23.1	22.6
Total expenses	32.5	254.0	666.0	880.7
Economic Net Income (Loss)	$(130.2)	$159.0	$337.0	$625.1
(-) Net Performance Fees	(140.9)	123.7	280.1	536.4
(-) Investment Income	(1.7)	10.2	17.4	23.5
(+) Equity-based Compensation	17.0	12.9	49.6	30.1
(=) Fee Related Earnings	$29.4	$38.0	$89.1	$95.3
(+) Realized Net Performance Fees	138.0	72.3	606.3	421.0
(+) Realized Investment Income	11.0	6.4	22.0	10.3
(=) Distributable Earnings	$178.4	$116.7	$717.4	$526.6

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Total fee revenues were $156.2 million for the three months ended September 30, 2015, representing a decrease of $16.1 million, or 9%, from the three months ended September 30, 2014. This decrease primarily reflects a $16.1 million decrease in transaction fees and a $1.0 million decrease in portfolio advisory fees. These decreases were partially offset by a $1.0 million increase in fund management fees. The decrease in transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2015. Catch-up management fees of $20.9 million for the three months ended September 30, 2015 was driven by subsequent closings for CEP IV and our third Japan buyout fund (“CJP III”). Catch up management fees of $20.6 million for the three months ended September 30, 2014 were driven by subsequent closings for CEP IV and our fourth Asia buyout fund (“CAP IV”). The weighted-average management fee rate on funds in the investment period was 1.43% at September 30, 2015 and September 30, 2014. The total weighted-average management fee rate increased from 1.20% at September 30, 2014 to 1.25% at September 30, 2015. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates.

Interest and other income was $3.1 million for the three months ended September 30, 2015, a decrease from $4.7 million for the three months ended September 30, 2014.

Total compensation and benefits was $(15.0) million and $207.9 million for the three months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $(114.4) million and $102.1 million, or 45% of performance fees, for the three months ended September 30, 2015 and 2014.

Direct and indirect base compensation expense decreased $10.5 million for the three months ended September 30, 2015, or 11% less than the three months ended September 30, 2014. The decrease is primarily due to foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014.

Equity-based compensation was $17.0 million for the three months ended September 30, 2015, an increase from $12.9 million for the three months ended September 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees since September 30, 2014.
General, administrative and other indirect expenses increased $0.9 million for the three months ended September 30, 2015 as compared to 2014. The increase is due primarily to an increase of $7.9 million in external costs associated with fundraising activities, primarily associated with CEOF II, offset by positive foreign currency adjustments and lower professional fees.
Depreciation and amortization expense was $3.3 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively.
Interest expense decreased $0.1 million for the three months ended September 30, 2015 as compared to 2014.
Economic Net Income (Loss). ENI was $(130.2) million for the three months ended September 30, 2015, reflecting a 182% decrease as compared to ENI of $159.0 million for the three months ended September 30, 2014. The decrease in ENI for the three months ended September 30, 2015 primarily was due to a decrease in net performance fees of $264.6 million, a decrease in investment income of $11.9 million, and a decrease in fee related earnings of $8.6 million.
Fee Related Earnings. Fee related earnings were $29.4 million for the three months ended September 30, 2015, as compared to $38.0 million for the three months ended September 30, 2014, representing a decrease of $8.6 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $16.1 million, which was partially offset by a decrease in direct and indirect base compensation of $10.5 million.

Performance Fees. Performance fees decreased $481.1 million for the three months ended September 30, 2015 as compared to 2014. Performance fees of $(255.3) million and $225.8 million are inclusive of performance fees reversed of approximately $265.6 million and $59.1 million during the three months ended September 30, 2015 and 2014, respectively. Performance fees and appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation (Depreciation)
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Buyout funds	$(199.2)	$184.6	(3)%	3%
Growth Capital funds	(56.1)	41.2	—%	8%
Total	$(255.3)	$225.8	(3)%	3%
The $(255.3) million in performance fees for the three months ended September 30, 2015 was driven primarily by performance fees recognized for CP V, CAGP IV, CP IV, our second Europe buyout fund (“CEP II”), and CEP III of $(128.3) million, $(55.0) million, $(25.3) million, $(21.2) million, and $(19.3) million, respectively. Comparatively, the $225.8 million in performance fees for the three months ended September 30, 2014 was driven primarily by performance fees for CEP III, CP V, and CP IV of $125.0 million, $90.2 million, and $(29.9) million, respectively.
During the three months ended September 30, 2015, net performance fees were $(140.9) million or 55% of performance fees and $264.6 million less than the net performance fees recognized during the three months ended September 30, 2014.

Investment Income (Loss). Investment loss for the three months ended September 30, 2015 was $1.7 million compared to investment income of $10.2 million for the three months ended September 30, 2014. The decrease in investment income from 2014 to 2015 relates primarily to depreciation on investments in certain U.S. and Europe buyout funds.
Distributable Earnings. Distributable earnings increased $61.7 million for the three months ended September 30, 2015 to $178.4 million from $116.7 million for the same period in 2014. This increase reflects an increase in realized net performance fees of $65.7 million and an increase in realized investment income of $4.6 million. These increases were partially offset by a decrease in fee related earnings of $8.6 million.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Total fee revenues were $458.5 million for the nine months ended September 30, 2015, representing a decrease of $30.2 million, or 6%, from the nine months ended September 30, 2014. This decrease reflects a $45.9 million decrease in transaction fees. This decrease is partially offset by a $15.0 million increase in fund management fees and an increase in portfolio advisory fees of $0.7 million. The decrease in transaction fees was primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2015. The increase in fund management fees is primarily due to an increase in catch-up management fees of $23.8 million in the nine months ended September 30, 2015 as compared to 2014. The increase in catch-up management fees was driven primarily by subsequent closings in 2015 from CEP IV, CJP III, and our third Europe technology fund (“CETP III”), as compared to subsequent closings in 2014 from CAP IV and our second global financial services fund (“CGFSP II”). The weighted-average management fee rate on funds in the investment period was 1.43% at September 30, 2015 and September 30, 2014. The total weighted-average management fee rate increased from 1.20% at September 30, 2014 to 1.25% at September 30, 2015. The increase in the total weighted-average management fee rate reflects new funds being raised with higher management fee rates. These increases in fund management fees were partially offset by decreases in fund management fees from distributions from certain U.S. and European buyout funds outside of their investment periods.

Interest and other income was $9.0 million for the nine months ended September 30, 2015, an increase from $8.7 million for the nine months ended September 30, 2014.

Total compensation and benefits was $528.0 million and $741.4 million for the nine months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $238.0 million and $448.5 million, or 46% of performance fees, for the nine months ended September 30, 2015 and 2014.

Direct and indirect base compensation expense decreased $22.4 million for the nine months ended September 30, 2015, or 9% less than the nine months ended September 30, 2014. The decrease is primarily due to foreign exchange rate fluctuations, and reductions in compensation accruals that occurred in the fourth quarter of 2014. These decreases were partially offset by an increase in compensation costs related to fundraising activities of approximately $4.9 million, primarily related to fundraising for our second U.S. mid-market buyout fund (“CEOF II”) and CEP IV. Further, we have not yet commenced charging management fees on CEOF II.

Equity-based compensation was $49.6 million for the nine months ended September 30, 2015, an increase from $30.1 million for the nine months ended September 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees since September 30, 2014 and a decrease in the estimated forfeiture rates during the nine months ended September 30, 2015.
General, administrative and other indirect expenses decreased $2.7 million for the nine months ended September 30, 2015 as compared to 2014. The decrease is primarily due to a decrease in external costs associated with fundraising activities in 2015 as compared to 2014 of $1.2 million, primarily related to CAP IV, and lower negative foreign currency adjustments, partially offset by higher real estate costs.
Depreciation and amortization expense was $9.0 million for the nine months ended September 30, 2015, an increase from $8.1 million in 2014.
Interest expense increased $0.5 million for the nine months ended September 30, 2015 as compared to 2014.
Economic Net Income. ENI was $337.0 million for the nine months ended September 30, 2015 as compared to ENI of $625.1 million for the nine months ended September 30, 2014, representing a decrease of $288.1 million. The decrease in ENI for the nine months ended September 30, 2015 was due to a decrease in net performance fees of $256.3 million, an increase in equity-based compensation of $19.5 million, a decrease in fee related earnings of $6.2 million, and a decrease in investment income of $6.1 million.
Fee Related Earnings. Fee related earnings were $89.1 million for the nine months ended September 30, 2015, as compared to $95.3 million for the nine months ended September 30, 2014, representing a decrease of $6.2 million. The decrease in fee related earnings is primarily attributable to a decrease in fee revenues of $30.2 million, partially offset by a decrease in direct and indirect base compensation of $22.4 million and a decrease in general, administrative and other indirect expenses of $2.7 million.
Performance Fees. Performance fees decreased $466.8 million for the nine months ended September 30, 2015 as compared to 2014. Performance fees of $518.1 million and $984.9 million are inclusive of performance fees reversed of approximately $9.5 million and $115.2 million during the nine months ended September 30, 2015 and 2014, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Buyout funds	$468.3	$893.0	10%	16%
Growth Capital funds	49.8	91.9	14%	23%
Total	$518.1	$984.9	10%	16%
The $518.1 million in performance fees for the nine months ended September 30, 2015 was driven primarily by performance fees for CEP III, CP V, CAP III, CP IV, and CGFSP I of $174.2 million, $113.6 million, $56.1 million, $48.2 million, and $39.3 million, respectively. Comparatively, the $984.9 million in performance fees for the nine months ended September 30, 2014 was driven primarily by performance fees for CEP III, CP V, and Carlyle Asia Partners II, L.P. (“CAP II”), our second Asia buyout fund, of $464.3 million, $427.0 million, and $(86.4) million, respectively.
During the nine months ended September 30, 2015, net performance fees were $280.1 million or 54% of performance fees and $256.3 million less than the net performance fees in the nine months ended September 30, 2014.

Investment Income. Investment income for the nine months ended September 30, 2015 was $17.4 million compared to $23.5 million for the nine months ended September 30, 2014. The decrease in investment income from 2014 to 2015 relates primarily to depreciation on investments in certain U.S., Europe, and Asia buyout funds.

Distributable Earnings. Distributable earnings increased $190.8 million for the nine months ended September 30, 2015 to $717.4 million from $526.6 million for the same period in 2014. This increase reflects an increase in realized net performance fees of $185.3 million and an increase in realized investment income of $11.7 million, partially offset by a decrease in fee related earnings of $6.2 million.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2015	2014
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,150	$21,903
Fee-earning AUM based on invested capital	14,213	18,680
Fee-earning AUM based on lower of cost or fair value	1,288	1,368
Total Fee-earning AUM	$40,651	$41,951
Weighted Average Management Fee Rates (2)
All Funds	1.25%	1.20%
Funds in Investment Period	1.43%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$40,322	$43,041	$40,249	$43,033
Inflows, including Fee-paying Commitments (1)	1,005	1,396	3,577	4,250
Outflows, including Distributions (2)	(690)	(1,839)	(2,759)	(4,734)
Market Appreciation/(Depreciation) (3)	(5)	(9)	(14)	35
Foreign Exchange and other (4)	19	(638)	(402)	(633)
Balance, End of Period	$40,651	$41,951	$40,651	$41,951

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $40.7 billion at September 30, 2015, an increase of $0.4 billion, or approximately 1%, compared to $40.3 billion at June 30, 2015. This increase was driven by inflows of $1.0 billion, primarily a result of limited partner commitments raised by CEP IV and CJP III. Offsetting the increase were outflows of $0.7 billion from distributions in several funds outside of the original investment period. External commitments raised for CEOF II in prior periods will not be reflected until its predecessor fund has been fully invested, nor will commitments to our global buyout fund (“CGP”), which is based on invested equity. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $40.7 billion at September 30, 2015, an increase of $0.5 billion, or approximately 1%, compared to $40.2 billion at December 31, 2014. Inflows of $3.6 billion were driven primarily by limited partner commitments raised by CEP IV, CJP III, and CETP III, in addition to investments in several of our funds based on invested capital. Offsetting the increase were outflows of $2.8 billion for dispositions in our funds outside the original investment period and decreases in foreign exchange of $0.4 billion.
Fee-earning AUM was $40.7 billion at September 30, 2015, a decrease of $1.3 billion, or approximately 3%, compared to $42.0 billion at September 30, 2014. This reflects $4.2 billion in new limited partner commitments raised by CEP IV, CETP III and CJP III, in addition to investments in funds outside of their original investment period.This is offset by $4.6 billion of distributions in various funds outside of their original investment period and $1.0 billion for decreases in foreign exchange on our non-U.S. dollar funds.
Fee-earning AUM was $42.0 billion at September 30, 2014, a decrease of $1.0 billion, or approximately 3%, compared to $43.0 billion at June 30, 2014. Outflows of $1.8 billion, which includes a reduction for our second European buyout fund ("CEP II"), which ceased calling fees in the third quarter of 2014, in addition to the impact of distributions in several funds outside of the investment period and $0.6 billion of foreign exchange decreases. Offsetting these outflows were inflows of $1.4 billion, primarily a result of limited partner commitments raised by CAP IV, CEP IV, and our third Europe technology fund ("CETP III").
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
Total AUM as of and for the Three and Nine Months Ended September 30, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$25,950	$37,655	$63,605	$24,439	$40,229	$64,668
Commitments (1)	2,650	—	2,650	6,330	—	6,330
Capital Called, net (2)	(1,261)	1,034	(227)	(3,437)	2,962	(475)
Distributions (3)	158	(2,045)	(1,887)	482	(10,757)	(10,275)
Market Appreciation/(Depreciation) (4)	—	(1,031)	(1,031)	—	3,847	3,847
Foreign Exchange and other (5)	(12)	(43)	(55)	(329)	(711)	(1,040)
Balance, End of Period	$27,485	$35,570	$63,055	$27,485	$35,570	$63,055

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $63.1 billion at September 30, 2015, a decrease of $0.5 billion, or approximately 1%, compared to $63.6 billion as of June 30, 2015. This was driven by net distributions of $1.9 billion primarily in CP V and CEP III and market depreciation of $1.0 billion. Offsetting the decrease was $2.7 billion in new commitments for several funds, including closes in CEOF II, CEP IV, and CJP III. The 3% depreciation was driven by a decrease in the public portfolio of our carry funds of $1.0 billion (10%) while our private portfolio of carry funds remained relatively flat. Our buyout funds depreciated 3% while our growth capital funds remained relatively flat. The funds that significantly impacted the depreciation during the quarter included CP V ($675 million and -6%) and CP IV ($141 million and -11%).

Total AUM was $63.1 billion at September 30, 2015, a decrease of $1.6 billion, or approximately 2%, compared to $64.7 billion as of December 31, 2014. This was primarily driven by net distributions of $10.3 billion and a decrease of $1.0 billion due to foreign exchange. Offsetting the decrease was $6.3 billion in new commitments for several funds, including closes in CEOF II, CEP IV, CJP III, and CETP III, and market appreciation of $3.8 billion. Our portfolio experienced a 10% increase in value over the period, due to a 10% increase across our buyout funds, and a 14% increase across our growth capital funds. This appreciation was driven by a 14% ($1.8 billion) increase in the public portfolio of our carry funds and a 7% ($1.5 billion) increase in the private portfolio of our carry funds. The funds that significantly impacted the appreciation during the period were CEP III ($970 million and 19%), CP V ($611 million and 5%), CAP III ($312 million and 14%), CP IV ($272 million and 14%), and CGFSP I ($241 million and 22%).
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2015, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2015					Inception to September 30, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,031.3	2.4x	16%	13%	$6,827.6	$17,231.6	2.5x	18%
CP V	5/2007	$13,719.7	$13,001.4	$25,057.7	1.9x	18%	14%	$7,690.0	$19,416.2	2.5x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€3,960.7	1.9x	36%	20%	€1,489.4	€3,574.5	2.4x	55%
CEP III	12/2006	€5,294.9	€5,064.7	€10,607.2	2.1x	19%	14%	€3,191.1	€8,036.9	2.5x	22%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,633.6	$2,843.3	1.7x	11%	8%	$720.0	$2,137.2	3.0x	24%
CAP III	5/2008	$2,551.6	$2,527.3	$4,182.8	1.7x	18%	11%	$1,302.1	$2,432.0	1.9x	19%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥139,737.5	3.0x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥186,377.5	1.3x	6%	2%	¥64,306.1	¥93,939.2	1.5x	8%
CGFSP I	9/2008	$1,100.2	$1,052.5	$2,058.1	2.0x	20%	14%	$427.9	$1,010.1	2.4x	28%
CETP II	2/2007	€521.6	€436.4	€1,014.6	2.3x	26%	17%	€216.9	€801.4	3.7x	34%
CAGP IV	6/2008	$1,041.4	$851.6	$1,268.0	1.5x	14%	8%	$155.0	$374.4	2.4x	32%
All Other Funds (9)	Various		$3,673.5	$5,854.1	1.6x	17%	7%	$2,947.7	$4,968.7	1.7x	20%
Coinvestments and Other (10)	Various		$8,149.0	$20,717.2	2.5x	36%	33%	$6,074.4	$18,117.6	3.0x	36%
Total Fully Invested Funds			$55,642.8	$119,278.6	2.1x	27%	19%	$39,552.0	$100,568.3	2.5x	29%
Funds in the Investment Period (6)
CP VI (12)	5/2012	$13,000.0	$4,275.6	$4,480.7	1.0x	NM	NM
CEP IV (12)	8/2013	€3,669.5	€319.0	€432.2	1.4x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$1,475.9	$1,468.5	1.0x	NM	NM
CEOF I	5/2011	$1,119.1	$952.9	$1,441.4	1.5x	29%	19%
CGFSP II (12)	4/2013	$1,000.0	$303.8	$355.9	1.2x	NM	NM
CJP III (12)	8/2013	¥119,505.1	¥35,200.0	¥42,612.0	1.2x	NM	NM
All Other Funds (11)	Various		$1,241.2	$1,176.7	0.9x	(3)%	(14)%
Total Funds in the Investment Period			$8,900.2	$9,762.7	1.1x	8%	(3)%	$273.9	$743.1	2.7x	63%
TOTAL CORPORATE PRIVATE EQUITY (13)			$64,543.0	$129,041.3	2.0x	26%	19%	$39,825.9	$101,311.4	2.5x	29%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CGP, CSABF, CSSAF, CBPF, CPF I, CCI, and CETP III.

(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, August 2013 for CEP IV and August 2013 for CJP III.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2015
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$9,830.0	1.8x	1.9x	95%	X	X	100%	Jun-07	34	May-13
CP VI	$4,423.4	1.0x	1.0x	33%			100%	Jun-13	10	May-18
CEP III	€3,631.9	2.0x	2.1x	96%	X	X	100%	Jul-07	33	Dec-12
CAP III	$2,000.9	1.4x	1.7x	99%	X	X	100%	Jun-08	30	May-14
CEOF I	$1,235.0	1.3x	1.5x	85%	X		80%	Sep-11	17	May-17
CAP IV	$1,162.6	0.9x	1.0x	38%			100%	Jul-13	9	Nov-18
CP IV	$1,144.1	1.2x	2.4x	97%	X	X	80%	Apr-05	42	Dec-10
CGFSP I	$1,098.2	1.7x	2.0x	96%	X	X	100%	Oct-08	28	Sep-14
CAP II	$1,031.0	1.1x	1.7x	90%	(X)		80%	Mar-06	39	Feb-12
CAGP IV	$871.3	1.2x	1.5x	82%			100%	Aug-08	29	Jun-14
CJP II	¥101,935.6	1.3x	1.3x	86%			80%	Oct-06	36	Jul-12
CEP IV	€459.8	1.4x	1.4x	9%	X		100%	Sep-14	5	Aug-19
CJP III	¥44,414.4	1.2x	1.2x	29%			100%	Sep-13	9	Feb-20
CETP II	€309.4	1.3x	2.3x	84%	X	X	100%	Jan-08	31	Jul-13
CGFSP II	$344.4	1.2x	1.2x	30%	X		100%	Jun-13	10	Dec-17
CEP II	€297.7	0.5x	1.9x	113%	X	X	80%	Sep-03	49	Sep-08
All Other Funds (8)	$2,127.1	1.0x	2.2x		NM	NM
Coinvestment and Other (9)	$3,817.9	1.8x	2.5x		NM	NM
Total Corporate Private Equity (10)	$35,562.7	1.4x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CMG, CP I, CP II, CP III, CEP I, CAP I, CBPF, CJP I, CEVP, CETP I, CETP III, CCI, CAVP I, CAVP II, CAGP III, Mexico, MENA, CSABF, CSSAF, CPF, CGP, CVP I, CVP II, and CUSGF III. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of each of Claren Road, ESG and, for periods prior to July 1, 2015, Carlyle Commodity Management. Effective July 1, 2015, our results of operations for this segment reflects our approximate 83% economic interest of Carlyle Commodity Management. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$52.3	$65.6	$162.6	$192.9
Portfolio advisory fees, net	0.1	0.2	0.6	0.4
Transaction fees, net	—	0.2	—	0.2
Total fund level fee revenues	52.4	66.0	163.2	193.5
Performance fees
Realized	11.8	11.3	25.0	26.3
Unrealized	(62.4)	(10.8)	(40.1)	84.3
Total performance fees	(50.6)	0.5	(15.1)	110.6
Investment income (loss)
Realized	3.1	4.1	5.9	6.8
Unrealized	(5.0)	(4.3)	(10.7)	(1.2)
Total investment income (loss)	(1.9)	(0.2)	(4.8)	5.6
Interest and other income	0.7	1.9	3.9	4.7
Total revenues	0.6	68.2	147.2	314.4
Segment Expenses
Compensation and benefits
Direct base compensation	22.4	29.9	75.3	83.7
Indirect base compensation	6.9	6.9	22.1	18.9
Equity-based compensation	5.0	4.0	14.5	9.9
Performance fee related
Realized	5.4	6.1	11.8	12.4
Unrealized	(28.6)	2.6	(18.6)	39.0
Total compensation and benefits	11.1	49.5	105.1	163.9
General, administrative, and other indirect expenses	14.0	14.0	49.1	38.6
Depreciation and amortization expense	1.3	1.0	3.7	2.9
Interest expense	2.6	2.5	8.1	7.2
Total expenses	29.0	67.0	166.0	212.6
Economic Net Income (Loss)	$(28.4)	$1.2	$(18.8)	$101.8
(-) Net Performance Fees	(27.4)	(8.2)	(8.3)	59.2
(-) Investment Income (Loss)	(1.9)	(0.2)	(4.8)	5.6
(+) Equity-based Compensation	5.0	4.0	14.5	9.9
(=) Fee Related Earnings	$5.9	$13.6	$8.8	$46.9
(+) Realized Net Performance Fees	6.4	5.2	13.2	13.9
(+) Realized Investment Income	3.1	4.1	5.9	6.8
(=) Distributable Earnings	$15.4	$22.9	$27.9	$67.6

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Total fee revenues were $52.4 million for the three months ended September 30, 2015, a decrease of $13.6 million from 2014. The decrease in fee revenues was due primarily to a decrease in management fees of $13.3 million in 2015 as compared to 2014 primarily from the hedge funds as a result of $3.5 billion of net redemptions in 2015. The weighted average management fee rate on our hedge funds decreased from 1.75% to 1.61% compared to net redemptions in our Claren Road funds, which charge a higher rate. The weighted average management fee rate on our carry funds decreased from 1.46% to 1.39% primarily due to the reduction in both the fee basis and rate of our third distressed and corporate opportunities fund (“CSP III”) as it switched from commitments to invested equity at the end of its original investment period.
Interest and other income was $0.7 million for the three months ended September 30, 2015 as compared to $1.9 million for the same period in 2014.
Total compensation and benefits was $11.1 million and $49.5 million for the three months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $(23.2) million and $8.7 million for the three months ended September 30, 2015 and 2014, respectively. With respect to Claren Road, ESG and Carlyle Commodity Management, where we only include our respective economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.
Direct and indirect base compensation decreased $7.5 million for the three months ended September 30, 2015 as compared to 2014, which relates primarily to lower headcount and reductions in compensation accruals, partially offset by incremental compensation costs related to fundraising activities, primarily associated with our second energy mezzanine fund (“CEMOF II”). Further, we have not yet commenced charging management fees on CEMOF II.
Equity-based compensation was $5.0 million for the three months ended September 30, 2015, an increase of $1.0 million from $4.0 million for the three months ended September 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees since September 30, 2014.
General, administrative and other indirect expenses was $14.0 million for the three months ended September 30, 2015 and 2014. Higher external costs associated with fundraising activities of $2.1 million, primarily related to our second energy mezzanine fund, were offset by positive foreign currency adjustments for the three months ended September 30, 2015 as compared to the same period in 2014.
Depreciation and amortization expense was $1.3 million for the three months ended September 30, 2015, an increase from $1.0 million in 2014.
Interest expense increased $0.1 million for the three months ended September 30, 2015 as compared to 2014.
Economic Net Income (Loss). ENI was $(28.4) million for the three months ended September 30, 2015, a decrease of $29.6 million from the three months ended September 30, 2014. The decrease in ENI for the three months ended September 30, 2015 as compared to 2014 was due to a decrease in net performance fees of $19.2 million, a decrease in fee related earnings of $7.7 million, an increase in investment loss of $1.7 million, and an increase in equity-based compensation of $1.0 million.
Fee Related Earnings. Fee related earnings decreased $7.7 million to $5.9 million for the three months ended September 30, 2015 as compared to 2014. The decrease was primarily due to a decrease in fee revenues of $13.6 million. This decrease were partially offset by a decrease in direct and indirect base compensation of $7.5 million.

Performance Fees. Performance fees of $(50.6) million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $70.1 million and $47.0 million, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2015	2014
	(Dollars in millions)
Carry funds	$(69.9)	$34.7
Hedge funds	7.5	(42.2)
Structured credit funds	5.3	4.7
Business development companies	6.5	3.3
Performance fees	$(50.6)	$0.5
Performance fees for the three months ended September 30, 2015 were driven primarily by our carry funds, including $(48.3) million from CEMOF and $(13.2) million from our second corporate mezzanine buyout fund (“CMP II”). Our carry funds in this segment appreciated (depreciated) (9)% and 6% in the three months ended September 30, 2015 and 2014, respectively. Performance fees for the three months ended September 30, 2014, were generated primarily by the carry funds, including $15.2 million from CEMOF, $12.7 million from CMP II, and $11.4 million from CSP III. Performance fees from our hedge funds substantially reversed in the three months ended September 30, 2014, including $(16.8) million from the Claren Road Master Fund and $(13.2) million from the Claren Road Opportunities Fund as well as $(12.1) million from the ESG and Carlyle Commodity Management hedge funds.

Net performance fees decreased $19.2 million to $(27.4) million for the three months ended September 30, 2015 as compared to $(8.2) million for the same period in 2014. The decrease in net performance fees is primarily due to depreciation in the carry funds in the third quarter of 2015 as compared to the third quarter of 2014.
Investment Income (Loss). Investment loss was $1.9 million for the three months ended September 30, 2015 as compared to investment loss of $0.2 million for the same period in 2014. The increase in investment loss was due primarily to depreciation on our U.S.-denominated collateralized loan obligations, as well as investment losses on our hedge fund investments and our investment in CEMOF.
Distributable Earnings. Distributable earnings decreased $7.5 million to $15.4 million for the three months ended September 30, 2015 from $22.9 million for the three months ended September 30, 2014. The decrease was due primarily to a decrease in fee related earnings of $7.7 million and a decrease in realized investment income of $1.0 million. These decreases were partially offset by an increase in realized net performance fees of $1.2 million.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Total fee revenues were $163.2 million for the nine months ended September 30, 2015, a decrease of $30.3 million from 2014. The decrease in fee revenues was due primarily to a decrease in management fees of $30.3 million in 2015 as compared to 2014 primarily from the hedge funds as a result of $3.5 billion of net redemptions in 2015. The weighted average management fee rate on our hedge funds decreased from 1.75% to 1.61% due to net redemptions in our Claren Road funds, which charge a higher rate. The weighted average management fee rate on our carry funds decreased from 1.46% to 1.39% primarily due to the reduction in both the fee basis and rate of CSP III as it switched from commitments to invested equity at the end of its original investment period.
Interest and other income was $3.9 million for the nine months ended September 30, 2015 as compared to $4.7 million for the same period in 2014.
Total compensation and benefits was $105.1 million and $163.9 million for the nine months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $(6.8) million and $51.4 million for the nine months ended September 30, 2015 and 2014, respectively. With respect to Claren Road, ESG and Carlyle Commodity Management, where we only include our respective economic interests in our Non-GAAP results, performance fee related compensation expense can vary as a percentage of performance fees based upon a variety of factors, including absolute and relative performance to comparable peers. As a result, the percentage of performance fee related compensation expense to performance fees is generally not a comparable measurement for Global Market Strategies from period to period.

Direct and indirect base compensation decreased $5.2 million for the nine months ended September 30, 2015 as compared to 2014, which primarily relates to lower headcount and reductions in compensation accruals, partially offset by incremental compensation costs of $3.8 million related to fundraising activities, primarily associated with CEMOF II. Further, we have not yet commenced charging management fees on CEMOF II.
Equity-based compensation was $14.5 million for the nine months ended September 30, 2015, an increase of $4.6 million from $9.9 million for the nine months ended September 30, 2014. The increase was due primarily to the ongoing granting of deferred restricted common units to new and existing employees since September 30, 2014 and a decrease in the estimated forfeiture rates during the nine months ended September 30, 2015.
General, administrative and other indirect expenses increased $10.5 million to $49.1 million for the nine months ended September 30, 2015 as compared to 2014. The increase is due primarily to higher external costs associated with fundraising activities of $10.4 million, primarily related to our second energy mezzanine fund, for the nine months ended September 30, 2015 as compared to 2014.
Depreciation and amortization expense was $3.7 million for the nine months ended September 30, 2015, an increase from $2.9 million in 2014.
Interest expense increased $0.9 million for the nine months ended September 30, 2015 as compared to 2014.
Economic Net Income (Loss). ENI was $(18.8) million for the nine months ended September 30, 2015, a decrease of $120.6 million from $101.8 million for the nine months ended September 30, 2014. The decrease in ENI for the nine months ended September 30, 2015 as compared to 2014 was due to a decrease in net performance fees of $67.5 million, a decrease in fee related earnings of $38.1 million, a decrease in investment income of $10.4 million, and an increase in equity-based compensation of $4.6 million.
Fee Related Earnings. Fee related earnings decreased $38.1 million to $8.8 million for the nine months ended September 30, 2015 as compared to 2014. The decrease was primarily due to a decrease in fee revenues of $30.3 million, an increase in general, administrative and other indirect expenses of $10.5 million, partially offset by a decrease in direct and indirect base compensation of $5.2 million.
Performance Fees. Performance fees of $(15.1) million and $110.6 million for the nine months ended September 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $47.8 million and $7.8 million, respectively. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
Carry funds	$(47.7)	$92.0
Hedge funds	7.8	(1.2)
Structured credit funds	18.3	16.5
Business development companies	6.5	3.3
Performance fees	$(15.1)	$110.6
Performance fees for the nine months ended September 30, 2015 were driven primarily by our carry funds, including $(39.0) million from CEMOF and $(6.2) million from CMP II. Our carry funds in this segment appreciated (depreciated) (4)% and 23% in the nine months ended September 30, 2015 and 2014, respectively. Performance fees for the nine months ended September 30, 2014, were generated primarily by our carry funds, including $36.1 million from CEMOF, $35.3 million from CSP III, and $24.0 million from CMP II.

Net performance fees decreased $67.5 million to $(8.3) million for the nine months ended September 30, 2015 as compared to $59.2 million for the same period in 2014. The decrease in net performance fees is primarily due to depreciation on our carry funds in the nine months ended September 30, 2015 as compared to the same period of 2014.

Investment Income (Loss). Investment loss was $4.8 million for the nine months ended September 30, 2015 as compared to investment income of $5.6 million for the same period in 2014. The decrease in investment income was due primarily to depreciation on U.S.-denominated collateralized loan obligations as well as investment losses in 2015 in CEMOF as compared to investment income in 2014.
Distributable Earnings. Distributable earnings decreased $39.7 million to $27.9 million for the nine months ended September 30, 2015 from $67.6 million for the nine months ended September 30, 2014. The decrease was due primarily to a decrease in fee related earnings of $38.1 million, a decrease in realized investment income of $0.9 million, and a decrease in realized net performance fees of $0.7 million for the nine months ended September 30, 2015 as compared to 2014.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2015	2014
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$1,330	$1,916
Fee-earning AUM based on invested capital	792	723
Fee-earning AUM based on collateral balances, at par	17,416	17,512
Fee-earning AUM based on net asset value	8,754	14,136
Fee-earning AUM based on other (2)	1,213	528
Total Fee-earning AUM	$29,505	$34,815
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.56%	1.70%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$31,278	$35,379	$33,898	$33,411
Inflows, including Fee-paying Commitments (1)	19	—	25	313
Outflows, including Distributions (2)	(339)	(51)	(472)	(472)
Subscriptions, net of Redemptions (3)	(735)	269	(3,431)	803
Changes in CLO collateral balances (4)	(545)	195	216	1,528
Market Appreciation/(Depreciation) (5)	(262)	(505)	(626)	(254)
Foreign Exchange and other (6)	89	(472)	(105)	(514)
Balance, End of Period	$29,505	$34,815	$29,505	$34,815

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)	Outflows represent limited partner distributions from our carry funds and changes in fee basis for our carry funds where the investment period has expired.

(3)
Represents subscriptions and redemptions in our hedge funds and mutual fund. Our Claren Road hedge funds received $1.9 billion of redemption notices in the third quarter that are expected to be paid in the next several quarters, beginning in the fourth quarter of 2015.

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

Fee-earning AUM was $29.5 billion at September 30, 2015, a decrease of $1.8 billion, or approximately 6%, compared to $31.3 billion at June 30, 2015. This decrease was primarily a result of (a) net redemptions of $0.7 billion in our hedge funds, (b) net decreases of $0.5 billion in our CLO collateral balances, (c) net outflows including distributions of $0.3 billion, primarily due to the change in basis from commitments to invested equity in CSP III, and (d) market depreciation of $0.3 billion. Offsetting this were increases from foreign exchange on our Euro-denominated CLOs of $0.1 billion. Commitments from our second energy mezzanine fund (“CEMOF II”) do not increase Fee-earning AUM, as their fees have not yet commenced. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $29.5 billion at September 30, 2015, a decrease of $4.4 billion, or approximately 13%, compared to $33.9 billion at December 31, 2014. This decrease was driven by net redemptions in our hedge funds of $3.4 billion, market depreciation of $0.6 billion, and net outflows including distributions of $0.5 billion, primarily due to the change in basis from commitments to invested equity in CSP III. This decrease was offset by net increases of $0.2 billion in our CLO collateral balances.
Fee-earning AUM was $29.5 billion at September 30, 2015, a decrease of $5.3 billion, or approximately 15%, compared to $34.8 billion at September 30, 2014. This decrease was driven by $3.5 billion of net redemptions in our hedge funds, market depreciation of $1.9 billion, and net outflows including distributions of $0.5 billion. This decrease was offset by net increases of $0.6 billion in our CLO collateral balances.
Fee-earning AUM was $34.8 billion at September 30, 2014, decrease of $0.6 billion, or approximately 2%, compared to $35.4 billion at June 30, 2014. This decrease was primarily a result of market depreciation on our hedge funds of $0.5 billion and foreign exchange decreases in our European structured credit funds of $0.5 billion. Offsetting this decrease were net subscriptions to our hedge funds of $0.3 billion and net increases in our CLO collateral balances of $0.2 billion.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$3,641	$32,789	$36,430	$1,512	$35,229	$36,741
Commitments (1)	426	—	426	2,634	—	2,634
Capital Called, net (2)	(181)	208	27	(390)	626	236
Distributions (3)	35	(97)	(62)	162	(465)	(303)
Subscriptions, net of Redemptions (4)	—	(736)	(736)	—	(3,518)	(3,518)
Changes in CLO collateral balances (5)	—	(91)	(91)	—	831	831
Market Appreciation/(Depreciation) (6)	—	(518)	(518)	—	(791)	(791)
Foreign Exchange and other (7)	—	55	55	3	(302)	(299)
Balance, End of Period (8)	$3,921	$31,610	$35,531	$3,921	$31,610	$35,531

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund. Our Claren Road hedge funds received $1.9 billion of redemption notices in the third quarter that are expected to be paid in the next several quarters, beginning in the fourth quarter of 2015.

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

(8)
Ending balance is comprised of approximately $18.8 billion from our structured credit /other structured product funds, $9.3 billion in our hedge funds, $6.2 billion (including $3.9 billion of Available Capital) in our carry funds, and $1.2 billion from our business development companies.

Total AUM was $35.5 billion at September 30, 2015, a decrease of $0.9 billion, or approximately 2%, compared to $36.4 billion at June 30, 2015. This decrease was primarily a result of net redemptions of $0.7 billion in our hedge funds and $0.5 billion in market depreciation. These were offset by inflows of $0.4 billion related to closings in CEMOF II and our Asia structured credit opportunities fund (“CASCOF”), in addition to a $0.1 billion foreign exchange increase in our Euro-denominated CLOs. Depreciation for the quarter was driven by a 9% ($0.2 billion) decrease on our portfolio of carry funds primarily attributable to CEMOF I. Also driving depreciation for the quarter was the declining performance of our hedge funds which depreciated by $0.3 billion.
Total AUM was $35.5 billion at September 30, 2015, a decrease of $1.2 billion, or approximately 3%, compared to $36.7 billion at December 31, 2014. This decrease was primarily a result of net redemptions of $3.5 billion in our hedge funds, which have Total AUM of $9.3 billion at September 30, 2015, declining from $13.4 billion at December 31, 2014. There was also market depreciation of $0.8 billion and our Euro-denominated CLOs saw decreases due to foreign exchange of $0.3 billion. These decreases are offset by inflows of $2.6 billion related to closings in CEMOF II and CASCOF, in addition to a $0.8 billion net increase in the the par value of our CLO collateral balances. Depreciation for the period was driven by a 4% ($0.1 billion) decrease on our portfolio of carry funds primarily attributable to CEMOF I. Also driving depreciation for the period was the declining performance of our hedge funds which depreciated by $0.6 billion.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of September 30, 2015, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of September 30, 2015			Inception to September 30, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,421.3	1.8x	17%	11%
CEMOF I	12/2010	$1,382.5	$1,087.1	$1,336.3	1.2x	12%	7%

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

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2015
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$862.2	1.0x	1.2x	79%	X		100%	Dec-10	20	Dec-15
CSP II	$296.2	0.8x	1.8x	100%	X		80%	Dec-07	32	Jun-11
All Other Funds (8)	$758.9	1.0x	1.5x		NM	NM
Coinvestment and Other (9)	$358.6	0.9x	1.1x		NM	NM
Total Global Market Strategies	$2,276.0	1.0x	1.5x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

(8)
Aggregate includes the following funds: CSP I, CSP III, CMP I, CMP II, CEMOF II, and CASCOF. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

The Claren Road Master Fund, the Claren Road Opportunities Fund, the ESG Cross Border Equity Master Fund Ltd., and the ESG Domestic Opportunity Master Fund Ltd. (our “reported hedge funds”), had AUM of approximately $2.8 billion, $1.4 billion, $2.7 billion, and $1.1 billion, respectively, as of September 30, 2015. The asset-weighted hedge fund performance of our reported hedge funds was (4.0)% and (6.5)%, respectively, during the quarter and year ended September 30, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$69.3	$55.7	$197.1	$165.6
Portfolio advisory fees, net	0.1	0.1	0.4	0.6
Transaction fees, net	0.1	0.6	0.4	0.7
Total fund level fee revenues	69.5	56.4	197.9	166.9
Performance fees
Realized	57.7	28.4	112.5	38.3
Unrealized	(9.3)	9.5	(38.3)	69.9
Total performance fees	48.4	37.9	74.2	108.2
Investment income (loss)
Realized	(4.9)	(13.2)	(94.7)	(3.0)
Unrealized	2.1	6.7	58.4	(35.5)
Total investment income (loss)	(2.8)	(6.5)	(36.3)	(38.5)
Interest and other income	0.9	1.4	2.6	3.3
Total revenues	116.0	89.2	238.4	239.9
Segment Expenses
Compensation and benefits
Direct base compensation	20.4	20.7	56.4	60.7
Indirect base compensation	9.7	9.9	30.8	35.9
Equity-based compensation	6.2	5.4	19.6	14.0
Performance fee related
Realized	25.5	9.9	46.0	10.6
Unrealized	7.2	8.0	28.4	39.2
Total compensation and benefits	69.0	53.9	181.2	160.4
General, administrative, and other indirect expenses	17.0	21.1	52.4	52.3
Depreciation and amortization expense	1.2	0.8	3.1	2.6
Interest expense	2.6	2.6	7.9	7.3
Total expenses	89.8	78.4	244.6	222.6
Economic Net Income (Loss)	$26.2	$10.8	$(6.2)	$17.3
(-) Net Performance Fees	15.7	20.0	(0.2)	58.4
(-) Investment Income (Loss)	(2.8)	(6.5)	(36.3)	(38.5)
(+) Equity-based Compensation	6.2	5.4	19.6	14.0
(=) Fee Related Earnings	$19.5	$2.7	$49.9	$11.4
(+) Realized Net Performance Fees	32.2	18.5	66.5	27.7
(+) Realized Investment Income (Loss)	(4.9)	(13.2)	(94.7)	(3.0)
(=) Distributable Earnings	$46.8	$8.0	$21.7	$36.1

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Total fee revenues were $69.5 million for the three months ended September 30, 2015, an increase of $13.1 million from September 30, 2014. The increase in fund management fees was primarily due to the commencement of the investment period of our seventh U.S. real estate fund (“CRP VII”) and our second power fund (“CPP II”) in June 2014, when both funds began to charge management fees at such time. The increase in management fees is also attributable to higher assets under management from additional commitments raised during 2014 and 2015 in CRP VII, our first international energy fund (“CIEP I”) and CPP II. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds outside of their investment periods. The total weighted average management fee declined to 1.22% at September 30, 2015 from 1.26% at September 30, 2014 primarily due to commitments to CRP VII which charges a lower management fee rate compared to other funds. The weighted average management fee rate for funds in the investment period declined to 1.36% at September 30, 2015 from 1.46% at September 30, 2014 also primarily due to fundraising in CRP VII.

Interest and other income was $0.9 million for the three months ended September 30, 2015, a decline from $1.4 million for the comparable period in 2014.
Total compensation and benefits was $69.0 million and $53.9 million for the three months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $32.7 million and $17.9 million for the three months ended September 30, 2015 and 2014, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $30.1 million for the three months ended September 30, 2015, a decline from the $30.6 million of expense for the same period in 2014.
Equity-based compensation was $6.2 million for the three months ended September 30, 2015, an increase of $0.8 million from $5.4 million for the three months ended September 30, 2014. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees September 30, 2014.
General, administrative and other indirect expenses declined $4.1 million to $17.0 million for the three months ended September 30, 2015 as compared to the same period of 2014. The decline from 2014 to 2015 primarily relates to a decline of $2.8 million in external costs associated with fundraising activities and positive foreign currency adjustments, partially offset by higher professional fees.
Depreciation and amortization expense was $1.2 million for the three months ended September 30, 2015, an increase from $0.8 million in 2014.
Interest expense was $2.6 million for the three months ended September 30, 2015 and 2014.
Economic Net Income (Loss). ENI was $26.2 million for the three months ended September 30, 2015, an increase of $15.4 million from $10.8 million for the same period in 2014. The increase in ENI for the three months ended September 30, 2015 as compared to 2014 was due to an increase in fee related earnings of $16.8 million and an increase in investment income of $3.7 million, partially offset by a decline in net performance fees of $4.3 million and an increase in equity-based compensation of $0.8 million.
Fee Related Earnings. Fee related earnings increased $16.8 million for the three months ended September 30, 2015 as compared to 2014 to $19.5 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $13.1 million and a decline in general, administrative, and other indirect expenses of $4.1 million.

Performance Fees. Performance fees of $48.4 million and $37.9 million for the three months ended September 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $30.8 million and $14.4 million, respectively. Performance fees and appreciation in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation / (Depreciation)
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Real Estate funds	$66.0	$29.4	6%	4%
Natural Resources funds	7.0	10.5	(4)%	3%
Legacy Energy funds	(24.6)	(2.0)	(17)%	—%
Total	$48.4	$37.9	(5)%	2%
Performance fees for the three months ended September 30, 2015 were primarily driven by performance fees related to CRP V, CRP VI, and Energy IV of $34.5 million, $26.1 million, and $(22.9) million, respectively. Performance fees for the three months ended September 30, 2014 were primarily driven by performance fees related to CRP VI of $25.2 million.
Net performance fees for the three months ended September 30, 2015 were $15.7 million, representing a decline of $4.3 million from $20.0 million in net performance fees for the three months ended September 30, 2014. The decline in net performance fees primarily relates to our Legacy Energy funds, which declined 17% in the three months ended September 30, 2015 as compared to the same amount for the three months ended September 30, 2014.
Investment Income (Loss). Investment loss was $2.8 million for the three months ended September 30, 2015 compared to an investment loss of $6.5 million for the same period in 2014. Investment loss of $2.8 million for the three months ended September 30, 2015 was due primarily to investment losses on Urbplan, partially offset by unrealized gains on certain European real estate investments during the period. The investment loss of $6.5 million for the three months ended September 30, 2014 was due primarily to investment losses on Urbplan, without significant offsetting investment gains from other investments.
The realized investment loss for 2015 of $4.9 million was due primarily to realized losses on Urbplan. The realized investment loss for 2014 of $13.2 million primarily was due to realized investment losses on Urbplan and other European real estate investments.
Distributable Earnings. Distributable earnings increased $38.8 million to $46.8 million for the three months ended September 30, 2015 from $8.0 million for the same period in 2014. The increase was primarily due to a $16.8 million increase in fee related earnings, a $13.7 million increase in realized net performance fees and a decline in realized investment loss of $8.3 million.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Total fee revenues were $197.9 million for the nine months ended September 30, 2015, an increase of $31.0 million from September 30, 2014. The increase in fund management fees primarily reflects an increase in catch-up management fees of $14.8 million as compared to 2014 from subsequent closings on CRP VII, CIEP I and CPP II. Also, the increase in fund management fees was due to the commencement of the investment period of CRP VII and CPP II in June 2014, when both funds began to charge management fees at such time, as well as higher assets under management from additional commitments raised during 2014 and 2015 in CRP VII, CIEP I, and CPP II. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds outside of their investment periods. The total weighted average management fee declined to 1.22% at September 30, 2015 from 1.26% at September 30, 2014 primarily due to commitments to CRP VII which charges a lower management fee rate compared to other funds. The weighted average management fee rate for funds in the investment period declined to 1.36% at September 30, 2015 from 1.46% at September 30, 2014 also primarily due to fundraising in CRP VII.

Interest and other income was $2.6 million for the nine months ended September 30, 2015, a decline from $3.3 million for the same period in 2014.

Total compensation and benefits was $181.2 million and $160.4 million for the nine months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $74.4 million and $49.8 million for the nine months ended September 30, 2015 and 2014, respectively. Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Direct and indirect base compensation was $87.2 million for the nine months ended September 30, 2015, a decline from the $96.6 million of expense for the same period in 2014. The decline primarily was due to reductions in direct headcount and reductions in compensation accruals that occurred in the fourth quarter of 2014. Also contributing to the decline was lower compensation associated with fundraising of $4.1 million in 2015 versus 2014, driven by fundraising activities in 2014 related to CRP VII and CIEP.
Equity-based compensation was $19.6 million for the nine months ended September 30, 2015, an increase of $5.6 million from $14.0 million for the nine months ended September 30, 2014. The increase primarily was due to the ongoing granting of deferred restricted common units to new and existing employees September 30, 2014 and a decrease in the estimated forfeiture rates during the nine months ended September 30, 2015.
General, administrative and other indirect expenses increased $0.1 million to $52.4 million for the nine months ended September 30, 2015 as compared to the same period of 2014. Higher professional fees and information technology expenses were offset by a decline of $4.6 million in external costs associated with fundraising activities.
Depreciation and amortization expense was $3.1 million for the nine months ended September 30, 2015, an increase from $2.6 million in 2014.
Interest expense increased $0.6 million for the nine months ended September 30, 2015 as compared to 2014.
Economic Net Income (Loss). ENI was $(6.2) million for the nine months ended September 30, 2015, a decline of $23.5 million from $17.3 million for the same period in 2014. The decline in ENI for the nine months ended September 30, 2015 as compared to 2014 was due to a decline in net performance fees of $58.6 million, an increase in equity-based compensation of $5.6 million, partially offset by an increase in fee related earnings of $38.5 million and a decrease in investment loss of $2.2 million.
Fee Related Earnings. Fee related earnings increased $38.5 million for the nine months ended September 30, 2015 as compared to 2014 to $49.9 million. The increase in fee related earnings is primarily attributable to an increase in fee revenues of $31.0 million and a decline in direct and indirect base compensation of $9.4 million, partially offset by an increase in general, administrative, and other indirect expenses of $0.1 million.

Performance Fees. Performance fees of $74.2 million and $108.2 million for the nine months ended September 30, 2015 and 2014, respectively, are inclusive of performance fees reversed of approximately $103.6 million and $9.3 million, respectively. Performance fees and appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Performance Fees		Carry Fund Portfolio Appreciation / (Depreciation)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Real Estate funds	$158.6	$88.4	21%	10%
Natural Resources funds	(0.9)	11.7	(3)%	14%
Legacy Energy funds	(83.5)	8.1	(21)%	4%
Total	$74.2	$108.2	(3)%	7%
Performance fees for the nine months ended September 30, 2015 were primarily driven by performance fees related to CRP VI, CRP V, CRP III, Energy III, and Energy IV of $84.8 million, $51.7 million, $17.4 million, $(38.7) million, and $(37.8) million, respectively. Performance fees for the nine months ended September 30, 2014 were primarily driven by performance fees related to CRP VI of $70.4 million.

Net performance fees for the nine months ended September 30, 2015 were $(0.2) million, representing a decline of $58.6 million from $58.4 million in net performance fees for the nine months ended September 30, 2014. The decline in net performance fees primarily relates to our Legacy Energy funds which declined 21% in the nine months ended September 30, 2015 as compared to appreciation of 4% for the nine months ended September 30, 2014.
Investment Income (Loss). Investment loss was $36.3 million for the nine months ended September 30, 2015 compared to an investment loss of $38.5 million for the same period in 2014. The 2015 investment loss of $36.3 million was due primarily to $34 million in Carlyle losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding related to a transaction that CEREP I exited between 2007 and 2009. See Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. The 2014 investment loss of $38.5 million was due primarily to unrealized losses associated with the guarantee of liabilities of CEREP I associated with the French tax court matter of $11.2 million, investment losses on certain other European real estate investments of $27.5 million, and losses associated with Urbplan of $24.3 million, partially offset by an investment gain from the sale of another European real estate investment.
The realized investment loss in 2015 of $94.7 million primarily represented the realization of Carlyle’s cumulative losses associated with the guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding of $80 million, as well as realized investment losses associated with Urbplan of $18.2 million. The realized investment loss for 2014 of $3.0 million primarily was due to realized investment losses on Urbplan and other European real estate investments, partially offset by an investment gain from the sale of a European real estate investment.
Distributable Earnings. Distributable earnings declined $14.4 million to $21.7 million for the nine months ended September 30, 2015 from $36.1 million for the same period in 2014. The decline was due to an increase in realized investment loss of $91.7 million from 2014 to 2015, partially offset by an increase in realized net performance fees of $38.8 million and an increase in fee related earnings of $38.5 million from 2014 to 2015.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2015	2014
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,890	$7,301
Fee-earning AUM based on invested capital (2)	19,985	20,175
Fee-earning AUM based on lower of cost or fair value and other (3)	647	698
Total Fee-earning AUM (4)	$28,522	$28,174
Weighted Average Management Fee Rates (5)
All Funds	1.22%	1.26%
Funds in Investment Period	1.36%	1.46%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of September 30, 2015, the Legacy Energy Funds had, in the aggregate, approximately $6.8 billion in AUM and $6.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as the “NGP carry funds”), are managed by NGP Energy Capital Management. As of September 30, 2015, the NGP management fee funds and NGP carry funds had, in the aggregate, approximately $13.6 billion in AUM and $7.9 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,075	$27,871	$28,351	$28,438
Inflows, including Fee-paying Commitments (1)	1,094	855	3,292	3,923
Outflows, including Distributions (2)	(574)	(352)	(2,890)	(3,991)
Market Appreciation/(Depreciation) (3)	(25)	—	(32)	(12)
Foreign Exchange and other (4)	(48)	(200)	(199)	(184)
Balance, End of Period	$28,522	$28,174	$28,522	$28,174

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.5 billion at September 30, 2015, an increase of $0.4 billion, or approximately 1%, compared to $28.1 billion at June 30, 2015. The increase was driven by inflows of $1.1 billion, related to commitments in CRP VII and CPP II and amounts invested by various funds based on invested capital. Limited partner capital raised in prior periods of $4.2 billion for NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization. Offsetting the increase were outflows of $0.6 billion, primarily related to distribution activity in our funds outside the original investment period. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
Fee-earning AUM was $28.5 billion at September 30, 2015, an increase of $0.1 billion, or less than 1%, compared to $28.4 billion at December 31, 2014. The increase is related to inflows of $3.3 billion, primarily due to limited partner capital commitments in CRP VII, CIEP I, NGP XI, and CPP II and purchases by several funds and external coinvestment vehicles outside their original investment period. This was offset by outflows of $2.9 billion, including dispositions in various funds with fees based on invested capital and an elimination of basis on one of our NGP management fee funds, in addition to decreases in foreign exchange of $0.2 billion.
Fee-earning AUM was $28.5 billion at September 30, 2015, an increase of $0.3 billion, or approximately 1%, compared to $28.2 billion at September 30, 2014. This increase was related to inflows of $5.5 billion, primarily due to new commitments in CRP VII, CIEP I, CPP II, and NGP XI and purchases in several of our funds outside the original investment period. Offsetting the increase were outflows of $4.8 billion for distribution across several funds outside the original investment period, a change in fee basis for NGP X due to the activation of its successor fund, and an elimination of basis on one of our NGP management fee funds.

Fee-earning AUM was $28.2 billion at September 30, 2014, an increase of $0.3 billion, or approximately 1%, compared to $27.9 billion at June 30, 2014. This increase was driven by inflows of $0.9 billion, primarily related to new commitments to CRP VII, CIEP I, and CPP II. Commitments to NGP XI will be based on invested equity until January 1, 2016, after which they will be based on commitments until the first investment realization. The increase was offset by outflows of $0.4 billion, primarily due to distribution activity in our funds outside the original investment period.
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
Total AUM as of and for the Three and Nine Months Ended September 30, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$16,968	$25,185	$42,153	$15,714	$26,581	$42,295
Commitments (1)	917	—	917	3,417	—	3,417
Capital Called, net (2)	(931)	1,096	165	(2,325)	2,729	404
Distributions (3)	(214)	(1,065)	(1,279)	(33)	(3,997)	(4,030)
Market Appreciation/(Depreciation) (4)	—	(1,696)	(1,696)	—	(1,652)	(1,652)
Foreign Exchange and other (5)	1	(60)	(59)	(32)	(201)	(233)
Balance, End of Period	$16,741	$23,460	$40,201	$16,741	$23,460	$40,201

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $40.2 billion at September 30, 2015, a decrease of $2.0 billion, or approximately 5%, compared to $42.2 billion at June 30, 2015. The decrease was driven by net distributions of $1.3 billion and market depreciation of $1.7 billion. This decrease was offset by $0.9 billion of new commitments raised in CRP VII and net capital calls of $0.2 billion. Overall market depreciation of 5% was driven by a decrease of 17% in our Legacy Energy funds and 4% in our Natural Resources funds, which was partially offset by a 6% increase in our Real Estate Funds. The funds significantly impacting the depreciation during the quarter included NGP X ($244 million and -9%), Energy IV ($528 billion and -16%), and Renew II ($328 billion and -16%). The funds partially offsetting the depreciation included Carlyle Power Opportunities Capital Partners, L.P. ("CPOCP") ($71 million and 15%), CRP V ($100 million and 9%), and CRP VI ($138 million and 7%).
Total AUM was $40.2 billion at September 30, 2015, a decrease of $2.1 billion, or approximately 5%, compared to $42.3 billion at December 31, 2014. This decrease was driven by distributions of $4.0 billion and market depreciation of $1.7 billion. The decrease was partially offset by commitments of $3.4 billion in CRP VII, NGP XI, CPP II, and CIEP I and net capital calls of $0.4 billion. Overall market depreciation of 3% was driven by a decrease of 21% in our Legacy Energy funds and 3% in our Natural Resources funds, which was partially offset by a 21% increase in our Real Estate Funds. The funds significantly impacting the depreciation during the year included Energy IV ($651 billion and -19%), Energy III ($440 million and -31%), Renew II ($409 million and -18%), and NGP X ($311 million and -12%). The funds partially offsetting the depreciation included CRP VI ($448 million and 25%), CRP V ($254 million and 24%), and CEREP III ($205 million and 14%).
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2015, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2015					As of September 30, 2015
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,544.2	3.0x	44%	30%	$522.5	$1,544.2	3.0x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,621.0	1.4x	6%	2%	$589.8	$667.0	1.1x	5%
CRP V	11/2006	$3,000.0	$3,293.1	$5,084.6	1.5x	12%	8%	$2,821.1	$4,416.1	1.6x	13%
CRP VI	9/2010	$2,340.0	$2,020.6	$3,504.3	1.7x	35%	24%	$881.3	$1,773.4	2.0x	36%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100%)	(100%)	€666.5	€132.3	0.2x	(100%)
CEREP III	5/2007	€2,229.5	€2,000.9	€2,187.9	1.1x	2%	(1)%	€934.2	€1,254.4	1.3x	7%
CIP	9/2006	$1,143.7	$1,029.2	$1,167.6	1.1x	3%	—%	$272.3	$200.9	0.7x	(5%)
NGP X	1/2012	$3,586.0	$2,903.2	$3,099.2	1.1x	4%	—%	$326.0	$690.0	2.1x	50%
Energy II	7/2002	$1,100.0	$1,334.8	$3,231.8	2.4x	81%	55%	$827.4	$3,106.2	3.8x	105%
Energy III	10/2005	$3,800.0	$3,559.9	$5,421.8	1.5x	10%	7%	$1,945.4	$4,660.5	2.4x	22%
Energy IV	12/2007	$5,979.1	$5,965.0	$7,845.1	1.3x	11%	7%	$2,522.4	$4,644.5	1.8x	28%
Renew II	3/2008	3,417.5	$2,808.9	$3,604.3	1.3x	7%	4%	$1,414.3	$2,109.4	1.5x	14%
All Other Funds(9)	Various		$2,850.4	$3,188.0	1.1x	5%	(1)%	$2,474.9	$2,762.4	1.1x	5%
Coinvestments and Other(10)	Various		$5,250.6	$8,200.2	1.6x	17%	13%	$2,638.2	$5,320.2	2.0x	26%
Total Fully Invested Funds			$36,484.5	$50,882.6	1.4x	12%	7%	$19,603.3	$34,226.2	1.7x	21%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$4,161.6	$965.2	$981.9	1.0x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$434.2	$520.8	1.2x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$322.1	$306.0	1.0x	NM	NM
All Other Funds(11)	Various		$118.9	$123.6	1.0x	NM	NM
Total Funds in the Investment Period			$1,840.4	$1,932.4	1.0x	13%	(13)%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$38,324.8	$52,814.9	1.4x	12%	7%	$19,603.3	$34,226.2	1.7x	21%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CPP II and NGP GAP. Returns are not considered meaningful, as the investment period commenced in June 2014 for CPP II and December 2013 for NGP GAP.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, and June 2014 for NGP XI.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2015
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$2,790.9	0.8x	1.3x	100%	(X)	X	80%	Feb-08	31	Dec-13
NGP X	$2,587.2	1.0x	1.1x	81%			80%	Jan-12	15	May-17
CRP VI	$1,760.3	1.5x	1.7x	86%	X	X	50%	Mar-11	19	Mar-16
Renew II	$1,708.9	1.0x	1.3x	82%	(X)		80%	Mar-08	31	May-14
CRP V	$1,173.4	1.6x	1.5x	110%	X		50%	Nov-06	36	Nov-11
CEREP III	€1,030.4	1.0x	1.1x	90%			67%	Jun-07	34	May-11
CRP VII	$985.4	1.0x	1.0x	23%			80%	Jun-14	6	Mar-19
CRP IV	$905.3	1.5x	1.4x	126%			50%	Jan-05	43	Dec-09
CIP	$749.5	1.3x	1.1x	90%			80%	Oct-06	36	Sep-12
Energy III	$590.5	0.4x	1.5x	94%	(X)		80%	Nov-05	40	Oct-11
CIEP I	$502.8	1.2x	1.2x	17%			80%	Oct-13	8	Sep-19
CRP III	$321.6	63.5x	3.0x	93%	X	X	50%	Mar-01	59	May-05
NGP XI	$280.0	0.9x	0.9x	6%			80%	Feb-15	3	Oct-19
Energy II	$111.4	0.2x	2.4x	121%	(X)		80%	Jan-03	51	Jul-08
All Other Funds(8)	$313.9	0.8x	0.9x		NM	NM
Coinvestment and Other(9)	$2,951.6	1.3x	1.6x		NM	NM
Total Real Assets(10)	$18,884.9	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

(10)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

Investment Solutions
As a result of our acquisition of DGAM on February 3, 2014, our segment results include the results of operations of DGAM since the acquisition date.
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$37.8	$46.0	$116.1	$137.4
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	37.8	46.0	116.1	137.4
Performance fees
Realized	5.0	10.6	13.2	23.5
Unrealized	31.4	(50.9)	122.1	150.9
Total performance fees	36.4	(40.3)	135.3	174.4
Investment income (loss)
Realized	—	—	0.1	—
Unrealized	0.1	—	0.3	0.3
Total investment income (loss)	0.1	—	0.4	0.3
Interest and other income	0.3	0.5	1.1	1.0
Total revenues	74.6	6.2	252.9	313.1
Segment Expenses
Compensation and benefits
Direct base compensation	19.8	20.7	60.6	62.4
Indirect base compensation	2.9	4.3	9.8	12.1
Equity-based compensation	2.6	1.5	7.3	3.3
Performance fee related
Realized	4.4	8.8	10.9	16.9
Unrealized	28.0	(52.8)	113.6	142.5
Total compensation and benefits	57.7	(17.5)	202.2	237.2
General, administrative, and other indirect expenses	10.7	11.5	31.4	31.3
Depreciation and amortization expense	0.8	0.9	3.0	2.8
Interest expense	1.4	1.5	4.4	4.1
Total expenses	70.6	(3.6)	241.0	275.4
Economic Net Income	$4.0	$9.8	$11.9	$37.7
(-) Net Performance Fees	4.0	3.7	10.8	15.0
(-) Investment Income (Loss)	0.1	—	0.4	0.3
(+) Equity-based Compensation	2.6	1.5	7.3	3.3
(=) Fee Related Earnings	$2.5	$7.6	$8.0	$25.7
(+) Realized Net Performance Fees	0.6	1.8	2.3	6.6
(+) Realized Investment Income	—	—	0.1	—
(=) Distributable Earnings	$3.1	$9.4	$10.4	$32.3

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Total fee revenues were $37.8 million and $46.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease primarily was due to the impact on fund management fees of the decline in the Euro exchange rate in 2015 as compared to 2014. Also contributing to the decrease in management fees was distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
Total compensation and benefits were $57.7 million and $(17.5) million for the three months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $32.4 million and $(44.0) million for the three months ended September 30, 2015 and 2014, respectively.
Direct and indirect base compensation expense was $22.7 million and $25.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease was due primarily to the decline in the Euro exchange rate in 2015 as compared to 2014.
Equity-based compensation was $2.6 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees September 30, 2014.

General, administrative and other indirect expenses were $10.7 million and $11.5 million for the three months ended September 30, 2015 and 2014, respectively. The decrease was due primarily to positive foreign currency adjustments and lower professional fees, partially offset by higher real estate costs.
Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.
Interest expense was $1.4 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively.
Economic Net Income. Economic net income was $4.0 million and $9.8 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in ENI for the three months ended September 30, 2015 as compared to 2014 was due to a decrease in fee related earnings of $5.1 million and an increase in equity-based compensation expense of $1.1 million, partially offset by an increase in net performance fees of $0.3 million.
Fee Related Earnings. Fee related earnings were $2.5 million and $7.6 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in fee related earnings was primarily due to a decrease in fee revenues of $8.2 million, partially offset by a decrease in base compensation of $2.3 million and a decrease in general, administrative and other expenses of $0.8 million.
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
Performance fees were $36.4 million and $(40.3) million for the three months ended September 30, 2015 and 2014, respectively. Performance fees for three months ended September 30, 2015 and 2014 are inclusive of approximately $3.2 million and $75.8 million of performance fee reversals. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2015	2014
	(Dollars in millions)
Private Equity fund of funds	$36.5	$(41.0)
Hedge fund of funds	(0.1)	0.7
Performance fees	$36.4	$(40.3)

The $36.4 million in performance fees for the three months ended September 30, 2015 was driven primarily by performance fees for the Partnership Fund (2006) of $6.8 million, the Partnership Fund (2008) of $4.9 million, the Co-Investment Fund & Secondaries Fund (2012-2013) of $3.4 million, and the Partnership Fund (2007) of $3.1 million. Performance fees for the three months ended September 30, 2015 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 5% for the three months ended September 30, 2015. Performance fees during the three months ended September 30, 2014 primarily reflect a reversal of performance fees related to Main Fund III - Secondary Investments (2006) and Main Fund III - Co-Investments (2006), two of the private equity fund of funds vehicles managed by AlpInvest, that fell below their performance threshold and therefore reversed the previously accrued performance fees. This resulted in a decrease in performance fees attributable to these vehicles of $75.8 million. Overall, the AlpInvest private equity fund of funds vehicles appreciated approximately 10% during the three months ended September 30, 2014.
Net performance fees for the three months ended September 30, 2015 were $4.0 million, representing an increase of $0.3 million from $3.7 million in net performance fees for the three months ended September 30, 2014.

Distributable Earnings. Distributable earnings were $3.1 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in distributable earnings was due to the decrease in fee related earnings of $5.1 million and the decrease in realized net performance fees of $1.2 million.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Total fee revenues were $116.1 million and $137.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease primarily was due to the impact on fund management fees of the decline in the Euro exchange rate in 2015 as compared to 2014. Also contributing to the decrease in management fees was distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.
Total compensation and benefits were $202.2 million and $237.2 million for the nine months ended September 30, 2015 and 2014, respectively. Performance fee related compensation expense was $124.5 million and $159.4 million of performance fees for the nine months ended September 30, 2015 and 2014, respectively.
Direct and indirect base compensation expense was $70.4 million and $74.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease was due primarily to the decline in the Euro exchange rate in 2015 as compared to 2014 as well as lower headcount in 2015 and lower internal fundraising costs.
Equity-based compensation was $7.3 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase is due primarily to the ongoing granting of deferred restricted common units to new and existing employees September 30, 2014 and a decrease in the estimated forfeiture rates during the nine months ended September 30, 2015.

General, administrative and other indirect expenses were $31.4 million and $31.3 million for the nine months ended September 30, 2015 and 2014, respectively. Higher real estate costs were partially offset by positive foreign currency adjustments.
Depreciation and amortization expense was $3.0 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.
Interest expense was $4.4 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively.
Economic Net Income. Economic net income was $11.9 million and $37.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in ENI for the nine months ended September 30, 2015 as compared to 2014 was due to a decrease in fee related earnings of $17.7 million, a decrease in net performance fees of $4.2 million, and an increase in equity-based compensation expense of $4.0 million.
Fee Related Earnings. Fee related earnings were $8.0 million and $25.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in fee related earnings was primarily due to a decrease in fee revenues of $21.3 million, partially offset by a decrease in base compensation of $4.1 million.
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
Performance fees were $135.3 million and $174.4 million for the nine months ended September 30, 2015 and 2014, respectively. Performance fees for nine months ended September 30, 2015 are inclusive of approximately $2.6 million of performance fee reversals. There were no performance fee reversals for the nine months ended September 30, 2014. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
Private Equity fund of funds	$134.9	$168.4
Hedge fund of funds	0.4	6.0
Performance fees	$135.3	$174.4
The $135.3 million in performance fees for the nine months ended September 30, 2015 was driven primarily by performance fees for the Co-Investment Fund & Secondaries Fund (2012-2013) of $24.4 million, the Co-Investment Fund & Secondaries Fund (2009-2010) of $23.1 million, the Partnership Fund (2008) of $12.5 million, and the Co-Investment Fund & Secondaries Fund (2011-2013) of $10.8 million. Performance fees for the nine months ended September 30, 2015 and 2014 were primarily due to the overall appreciation in the investments in the AlpInvest fund of funds vehicles of approximately 24% for both the nine months ended September 30, 2015 and 2014.
Net performance fees for the nine months ended September 30, 2015 were $10.8 million, representing a decrease of $4.2 million from $15.0 million in net performance fees for the nine months ended September 30, 2014. The decrease is a result of a decline in performance fees at our hedge fund of funds in 2015 as compared to 2014.

Distributable Earnings. Distributable earnings were $10.4 million and $32.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in distributable earnings was due to the decrease in fee related earnings of $17.7 million and the decrease in realized net performance fees of $4.3 million.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2015 and 2014
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2015	2014
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,543	$9,726
Fee-earning AUM based on invested capital (2)	1,181	1,051
Fee-earning AUM based on net asset value	2,037	2,903
Fee-earning AUM based on lower of cost or fair market value	18,616	21,594
Total Fee-earning AUM	$29,377	$35,274

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.

The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,325	$39,358	$33,082	$35,067
Acquisitions	—	—	—	2,894
Inflows, including Fee-paying Commitments (1)	762	882	4,487	4,431
Outflows, including Distributions (2)	(1,757)	(2,731)	(5,924)	(4,748)
Subscriptions, net of Redemptions (3)	131	(61)	16	(195)
Market Appreciation/(Depreciation) (4)	(142)	57	(168)	274
Foreign Exchange and other (5)	58	(2,231)	(2,116)	(2,449)
Balance, End of Period	$29,377	$35,274	$29,377	$35,274

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

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

Fee-earning AUM was $29.4 billion at September 30, 2015, a decrease of $0.9 billion, or approximately 3%, compared to $30.3 billion at June 30, 2015. This was driven by outflows of $1.8 billion, primarily in our AlpInvest fund of funds vehicles. This was offset by inflows of $0.8 billion in our AlpInvest and Metropolitan fund of funds vehicles and net subscriptions of $0.1 billion in our DGAM fund of hedge funds vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $29.4 billion at September 30, 2015, a decrease of $3.7 billion, or approximately 11%, compared to $33.1 billion at December 31, 2014. This decrease was a result of outflows of $5.9 billion, which were primarily driven by our Alpinvest and Metropolitan fund of funds vehicles outside of the commitment fee period and decreases for foreign exchange of $2.1 billion. This was offset by inflows of $4.5 billion, also primarily in our AlpInvest fund of funds vehicles.

Fee-earning AUM was $29.4 billion at September 30, 2015, a decrease of $5.9 billion, or approximately 17%, compared to $35.3 billion at September 30, 2014. This decrease was driven by outflows of $7.5 billion, due to $4.9 billion in dispositions and $2.6 billion for reductions in fee basis from commitments to lower of cost or fair value, both primarily in our AlpInvest fund of funds vehicles, foreign exchange decrease of $3.3 billion in our Euro-denominated AlpInvest fund of funds vehicles, and net redemptions of $0.8 billion in our fund of hedge fund vehicles. This was partially offset by inflows of $6.0 billion.

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
Total AUM as of and for the Three and Nine Month Period Ended September 30, 2015
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$16,231	$34,423	$50,654	$16,206	$34,563	$50,769
Acquisitions	—	—	—	—	—	—
Commitments (1)	(49)	—	(49)	2,946	—	2,946
Capital Called, net (2)	(1,154)	1,090	(64)	(3,800)	3,548	(252)
Distributions (3)	116	(3,249)	(3,133)	265	(8,808)	(8,543)
Subscriptions, net of Redemptions (4)	—	130	130	—	31	31
Market Appreciation/(Depreciation) (5)	—	1,403	1,403	—	6,911	6,911
Foreign Exchange and other (6)	(72)	77	5	(545)	(2,371)	(2,916)
Balance, End of Period	$15,072	$33,874	$48,946	$15,072	$33,874	$48,946

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2015) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2015.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $48.9 billion at September 30, 2015, a decrease of $1.8 billion, or approximately 4%, compared to $50.7 billion at June 30, 2015. This decrease was primarily driven by distributions of $3.1 billion. This was offset by $1.4 billion of market appreciation and net subscriptions of $0.1 billion in our DGAM fund of hedge funds vehicles. Market appreciation for the quarter was driven by a 5% increase in our AlpInvest fund of funds vehicles ($1.4 billion), 3% increase in our Metropolitan fund of funds vehicles ($36 million), and was partially offset by a 2% decrease in our DGAM fund of hedge funds vehicles ($35 million).
Total AUM was $48.9 billion at September 30, 2015, a decrease of $1.9 billion, or approximately 4%, compared to $50.8 billion at December 31, 2014. This decrease was primarily driven by $8.5 billion of distributions, primarily in our AlpInvest fund of funds vehicles, and decreases for foreign exchange of $2.9 billion in our Euro-denominated fund of funds vehicles. Offsetting this was $6.9 billion of market appreciation and commitments of $2.9 billion in our AlpInvest and Metropolitan fund of funds vehicles. Market appreciation for the year was driven by a 22% increase in our AlpInvest fund of funds vehicles ($6.8 billion), 9% increase in our Metropolitan fund of funds vehicles ($136 million), and was partially offset by a 3% decrease in our DGAM fund of hedge funds vehicles ($57 million).

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2015, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			as of September 30, 2015
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,347.3	€7,141.9	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,953.6	€7,798.4	1.6x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€12,701.8	€19,429.1	1.5x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€3,990.5	€5,436.5	1.4x	16%	15%
Main Fund I - Secondary Investments	2002	€519.4	€508.0	€958.2	1.9x	57%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,032.3	€1,890.3	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,410.9	€3,541.9	1.5x	11%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,926.9	€3,084.2	1.6x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€948.7	€2,604.1	2.7x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,898.1	€3,943.7	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,386.8	€3,037.4	2.2x	24%	23%
Main Fund V - Co-Investments	2012	€1,122.2	€1,033.0	€1,820.9	1.8x	41%	37%
Main Fund II - Mezzanine Investments	2004	€700.0	€782.9	€1,073.5	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,891.7	€2,502.3	1.3x	10%	9%
All Other Funds (9)	Various		€1,910.1	€2,661.5	1.4x	16%	12%
Total Fully Committed Funds			€42,722.5	€66,924.2	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund V - Fund Investments (10)	2012	€5,080.0	€1,819.8	€1,888.7	1.0x	NM	NM
Main Fund VI - Fund Investments (10)	2015	€1,106.4	€5.0	€4.6	0.9x	NM	NM
Main Fund V - Secondary Investments	2011	€4,271.2	€2,573.8	€3,642.6	1.4x	29%	26%
Main Fund VI - Co-Investments (10)	2014	€1,115.0	€342.8	€337.0	1.0x	NM	NM
All Other Funds (9)	Various		€191.7	€208.0	1.1x	14%	8%
Total Funds in the Commitment Period			€4,933.1	€6,080.8	1.2x	21%	18%
TOTAL INVESTMENT SOLUTIONS			€47,655.6	€73,005.0	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$53,282.2	$81,624.6	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005 and c) Metropolitan Real Estate fund of funds vehicles. As of September 30, 2015, these excluded investments represent $0.6 billion of AUM at AlpInvest and $1.7 billion of AUM at Metropolitan.

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

(10)
Returns are not considered meaningful as the commitment period commenced in 2012, 2014, and 2015, respectively for Main Fund V - Fund Investments, Main Fund VI - Co-Investments, and Main Fund VI - Fund Investments.

(11)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.
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

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$4,442.7	$2,516.3
Net cash provided by (used in) investing activities	(267.7)	47.1
Net cash used in financing activities	(4,040.1)	(2,072.0)
Effect of foreign exchange rate changes	(69.4)	(63.8)
Net change in cash and cash equivalents	$65.5	$427.6
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
During the nine months ended September 30, 2015, investment proceeds were $371.4 million while investment purchases were $51.5 million. During the nine months ended September 30, 2014, investment proceeds were $500.2 million as compared to purchases of $191.9 million. Also included in our net cash provided by operating activities are proceeds from sales of investments by the Consolidated Funds, offset by purchases of investments by the Consolidated Funds. For the nine months ended September 30, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $9,359.9 million, while purchases of investments by the Consolidated Funds were $7,577.3 million. For the nine months ended September 30, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $7,805.0 million, while purchases of investments by the Consolidated Funds were $8,318.8 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the nine months ended September 30, 2015, cash used in investing activities principally reflects a change in restricted cash balances, primarily due to $247.7 million of proceeds received on behalf of a non-consolidated Carlyle Fund related to the pending sale of an investment by that fund; these proceeds will be disbursed upon closing of the transaction. During the nine months ended September 30, 2014, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million.
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
Distributions to our common unitholders were $206.0 million and $91.9 million for the nine months ended September 30, 2015 and 2014, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $702.4 million and $446.8 million for the nine months ended September 30, 2015 and 2014, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2015 and 2014 were $40.0 million and $1,087.6 million, respectively. For the nine months ended September 30, 2015 and 2014, contributions from non-controlling interest holders were $1,629.9 million and $1,923.9 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2015 and 2014, distributions to non-controlling interest holders were $4,325.2 million and $2,593.9 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
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
With respect to distribution year 2015, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $140.0 million, or $1.78 per common unit, consisting of (i) $0.56 per common unit in respect of the third quarter of 2015, which is payable on November 24, 2015 to common unitholders of record on November 16, 2015, (ii) $0.89 per common unit in respect of the second quarter of 2015, which was paid in August 2015, and (ii) $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015.

With respect to distribution year 2014, through November 2014, the Partnership paid cumulative distributions of approximately $32.3 million to common unitholders, consisting of $0.16 per common unit in respect of the first quarter of 2014, which was paid in May 2014, $0.16 per common unit in respect of the second quarter of 2014, which was paid in August 2014, and $0.16 per common unit in respect of the third quarter of 2014, which was paid in November 2014.

Distributions to common unitholders paid during the nine months ended September 30, 2015 totaled $206.0 million, representing the amount paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014, the amount paid in May 2015 of $0.33 per common unit with respect to the first quarter of 2015, and the amount paid in August 2015 of $0.89 per common unit with respect to the second quarter of 2015. Distributions to common unitholders paid during the nine months ended September 30, 2014 totaled $91.9 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013, the amount paid in May 2014 of $0.16 per common unit with respect to the first quarter of 2014, and the amount paid in August 2014 of $0.16 per common unit with respect to the second quarter of 2014.
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
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders. We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2015. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt. For example, during the second quarter of 2015, we issued 7,000,000 common units in a registered public offering that provided net proceeds to us of $209.9 million. Additionally, during the first quarter of 2014, we issued 13,800,000 common units in a registered public offering that provided net proceeds to us of $449.5 million. We also issued $200 million of 5.625% senior notes due 2043 during the first quarter of 2014 that provided net proceeds to us of $210.8 million. We used the entire net proceeds from the 2015 equity issuance and a portion of the net proceeds from the 2014 equity issuance to purchase from certain holders, including certain of our directors and executive officers, an equivalent number of outstanding Carlyle Holdings partnership units. The remaining proceeds from the 2014 equity issuance and the proceeds from the debt issuance is being used for general corporate purposes, investments in our funds as well as investment capital for acquisitions of new fund platforms and strategies or other growth initiatives, to drive innovation across the broader Carlyle platform.

Since our inception through September 30, 2015, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2015, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,527.6	$2,011.4	$3,539.0
Global Market Strategies	1,133.8	351.6	1,485.4
Real Assets	890.9	734.1	1,625.0
Investment Solutions	223.8	35.7	259.5
Total	$3,776.1	$3,132.8	$6,908.9
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.1 billion of unfunded commitments, approximately $2.7 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.
Investments as of September 30, 2015 consist of the following (dollars in millions):

Investments	$897.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(239.0)
Less: Strategic equity method investment in NGP Management	(464.3)
Less: Investment in the general partner of NGP X associated with carried interest rights	—
Investments excluding non-controlling interests and NGP	193.9
Plus: investments in Consolidated Funds, eliminated in consolidation	194.7
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$388.6
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

Our accrued performance fees by segment as of September 30, 2015, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,074.0	$(50.3)	$2,023.7
Global Market Strategies	96.6	—	96.6
Real Assets	318.5	(213.7)	104.8
Investment Solutions	526.7	—	526.7
Total	$3,015.8	$(264.0)	$2,751.8
Plus: Investment in the general partner of NGP X associated with carried interest rights			—
Less: Accrued performance fee-related compensation			(1,518.6)
Plus: Receivable for giveback obligations from current and former employees			30.4
Less: Deferred taxes on accrued performance fees			(95.7)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			131.7
Net accrued performance fees excluding compensation and non-controlling interests			1,299.6
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			23.3
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(13.5)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,309.4
As of September 30, 2015, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,055.4
Growth Capital	75.2
Total Corporate Private Equity	1,130.6
Real Assets:
Real Estate	161.5
Natural Resources	8.7
Legacy Energy	(77.3)
Total Real Assets	92.9
Global Market Strategies	43.8
Investment Solutions and other non-carry funds	42.1
Net accrued performance fees attributable to Carlyle Holdings	$1,309.4
Cash and cash equivalents were approximately $1.3 billion at September 30, 2015. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $1.1 billion as of September 30, 2015. This remaining amount will be used towards our primary liquidity needs, as previously outlined. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes, including, but not limited to, giveback obligations.

Our Balance Sheet and Indebtedness
Total assets were $32.8 billion at September 30, 2015, a decrease of $3.2 billion from December 31, 2014. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds, accrued performance fees and cash and cash equivalents held at Consolidated Funds of $2.0 billion, $0.8 billion, and $0.4 billion, respectively. Cash and cash equivalents were approximately $1.3 billion at September 30, 2015 and $1.2 billion at December 31, 2014.
Total liabilities were $23.4 billion at September 30, 2015, an increase of $0.3 billion from December 31, 2014. The increase in liabilities was primarily attributable to an increase in loans payable of Consolidated Funds of $0.6 billion, partially offset by a decrease in accrued compensation and benefits of $0.3 billion from December 31, 2014 to September 30, 2015.
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 20 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At September 30, 2015, our total assets were $6.7 billion, including cash and cash equivalents of $1.3 billion and accrued performance fees of $3.0 billion.
Loans Payable. Loans payable on our balance sheet at September 30, 2015 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at September 30, 2015 includes $14.1 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.33% at September 30, 2015).
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
CLO Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($14.1 million at September 30, 2015) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at September 30, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
As of September 30, 2015, the following borrowings were outstanding at our CLOs, including preferred shares classified as liabilities (dollars in millions):

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,731.6	1.86%	%	9.32
Subordinated notes and preferred shares	1,193.9	N/A	(1)	8.52
Combination notes	20.0	N/A	(2)	6.51
Total	$16,945.5

(1)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(2)	The combination notes do not have contractual interest rates and have recourse only to securities specifically held to collateralize such combination notes.
The fair value of senior secured notes, subordinated notes and preferred shares, and combination notes of our CLOs as of September 30, 2015 was $15,460.0 million, $1,186.2 million, and $18.9 million, respectively.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
Loans Payable of a Consolidated Real Estate VIE. This balance consists of the borrowings of Urbplan for its real estate development activities. As of September 30, 2015, the principal amount outstanding on the loans was approximately $167.8 million. The Partnership records the borrowings of Urbplan at fair value on its consolidated balance sheet; the fair value of the Urbplan borrowings at September 30, 2015 was $109.1 million. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (18.1% to 21.6% as of September 30, 2015); (ii) IGP-M plus a margin of 12.0% (20.3% as of September 30, 2015); or (iii) IPCA plus a margin ranging from 11.0% to 13.5% (20.5% to 23.0% as of September 30, 2015).
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2015, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the

Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
Certain of our real estate funds have entered into lines of credit secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment. Due to the relatively large number of investments made by these funds, the lines of credit are primarily employed to reduce the overall number of capital calls or for working capital needs. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments. The degree of leverage employed varies among portfolio companies.
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
For further information regarding our off-balance sheet arrangements, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2015 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, 2015 to December 31, 2015	2016-2017	2018-2019	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$—	$14.1	$1,125.0	$1,139.1
Interest payable(b)	14.0	108.8	107.9	844.7	1,075.4
Contingent cash consideration(c)	5.1	94.4	57.8	234.7	392.0
Operating lease obligations(d)	13.3	105.0	86.8	336.7	541.8
Capital commitments to Carlyle funds(e)	3,132.8	—	—	—	3,132.8
Tax receivable agreement payments(f)	—	7.9	11.4	118.7	138.0
Loans payable of Consolidated Funds(g)	339.3	584.5	728.3	18,230.9	19,883.0
Loans payable of a consolidated real estate VIE(h)	19.5	78.4	65.1	144.7	307.7
Unfunded commitments of the CLOs and Consolidated Funds(i)	899.7	—	—	—	899.7
Redemptions payable of Consolidated Funds(j)	900.0	—	—	—	900.0
Consolidated contractual obligations	5,323.7	979.0	1,071.4	21,035.4	28,409.5
Loans payable of Consolidated Funds(g)	(339.3)	(584.5)	(728.3)	(18,230.9)	(19,883.0)
Loans payable of a consolidated real estate VIE(h)	(19.5)	(78.4)	(65.1)	(144.7)	(307.7)
Capital commitments to Carlyle funds(e)	(2,748.4)	—	—	—	(2,748.4)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(899.7)	—	—	—	(899.7)
Redemptions payable of Consolidated Funds(j)	(900.0)	—	—	—	(900.0)
Carlyle Operating Entities contractual obligations	$416.8	$316.1	$278.0	$2,659.8	$3,670.7

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

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.21% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.75% on $14.1 million of our CLO term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $12.2 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

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

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.1 billion of unfunded commitments, approximately $2.7 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2015, at spreads to market rates pursuant to the debt agreements, and range from 0.21% to 12.65%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of September 30, 2015, at spreads to market rates pursuant to the loan agreements, and range from 18.1% to 23.0%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of June 30, 2015.

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

Excluded from the table above are liabilities for uncertain tax positions of $19.4 million at September 30, 2015 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $48 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From 2013 through September 30, 2015, $297.3 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $71.9 million of the $297.3 million and the remaining $225.4 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended September 30, 2015, $27.1 million was funded to Urbplan, of which we funded $6.8 million and the senior Carlyle professionals funded $20.3 million indirectly through us.
From April 2013 through September 30, 2015, the cumulative investment losses related to Urbplan totaled $50.2 million, of which $49.1 million were realized losses and $1.1 million are unrealized losses.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals expect to provide additional capital funding to Urbplan in the future and Urbplan will continue to seek capital funding from unaffiliated parties. At this time, Urbplan is estimated to require approximately $60 million of additional capital over the next twelve months and it is possible that even further capital may be required. Whether and to what extent the Partnership and its senior Carlyle professionals continue to provide financial support will be based on the circumstances at the time (including levels of third-party funding participation).

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
For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, which will be payable in 2016 approximately one-third in cash and approximately two-thirds by a six year promissory note (accruing interest at the three month LIBOR plus 2.5%) issued by the Partnership, if the performance conditions are met, is earned based on NGP’s achievement of certain business performance goals, including the successful fundraising by NGP of new fund commitments. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

	As of September 30, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$209.3	$183.0	$392.3	$223.7
Employment-based contingent cash consideration	180.7	45.0	225.7	90.4
Total	$390.0	$228.0	$618.0	$314.1

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
Guarantees
In 2001, we entered into an agreement with a financial institution pursuant to which we are the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly. At September 30, 2015, approximately $7.2 million was outstanding under the credit facility and payable by the employees. No material funding under the guarantee has been required, and we believe the likelihood of any material funding under the guarantee to be remote.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of September 30, 2015.

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
Contingent Obligations (Giveback)
An accrual for potential repayment of previously received performance fees of $264.0 million at September 30, 2015 is shown as accrued giveback obligations on the consolidated balance sheet, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2015. However, the ultimate giveback obligation, if any, does not arise until the end of a fund’s life. We have recorded $30.4 million of unbilled receivables from former and current employees and our individual senior Carlyle professionals as of September 30, 2015 related to giveback obligations, which are included in due from affiliates and other receivables, net in our consolidated balance sheet as of such date.

If, as of September 30, 2015, all of the investments held by our funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would be $1.9 billion, on an after-tax basis where applicable.
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
Along with many other companies and individuals in the financial sector, Carlyle and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including Carlyle and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Carlyle defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital had been stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively in certain circumstances. A new judge has been appointed to hear the case and the Attorney General recently indicated that it intended to file a motion to dismiss the entire litigation so that the Attorney General can pursue its own recovery from the defendants in the action. The judge has set a schedule for hearing that motion to dismiss with oral argument scheduled for April 2016.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. In September 2015, the liquidators served expert reports. Expert witness reports for us and the CCC directors are due on February 1, 2016. The Court has set the case schedule and trial is scheduled for June 2016.
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
On April 15, 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for €105 million (including penalties and interest accrued since the beginning of the tax dispute). The Partnership disagrees with the outcome and filed a petition of appeal on July 3, 2015. In June 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations and the Partnership paid approximately €67 million in its capacity as a guarantor. The remaining €7 million of the tax obligations was paid in the third quarter of 2015. CEREP I has approximately €1 million in net assets as of September 30, 2015. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

We were required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, we have consolidated CEREP I into our consolidated financial statements. CEREP I recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds for the three months ended March 31, 2015 and the nine months ended September 30, 2015, and this amount reduced net income attributable to Carlyle Holdings in our condensed consolidated financial statements. In 2013 and 2014, we had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Holdings partnership units from December 31, 2014 through September 30, 2015 is as follows:

	Units as of December 31, 2014	Units Issued	Units Forfeited	Units Exchanged	Units as of September 30, 2015
Carlyle Holdings partnership units held by the Partnership	67,029,042	5,376,029	(11,674)	7,131,214	79,524,611
Carlyle Holdings partnership units not held by the Partnership	251,195,295	—	(444,477)	(7,131,214)	243,619,604
Total Carlyle Holdings partnership units	318,224,337	5,376,029	(456,151)	—	323,144,215
The Carlyle Holdings partnership units issued to the Partnership during the period from December 31, 2014 through September 30, 2015 relate to: (i) the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2015, (ii) the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of DGAM, and (iii) the acquisition by the Partnership of 15,566 Carlyle Holdings partnership units upon the vesting of certain of the Partnership’s common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013. Further, the Partnership is expected to acquire an additional 716,404 Carlyle Holdings partnership units in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2014 through September 30, 2015 relate to unvested Carlyle Holdings partnership units and unvested common units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis and the Partnership’s use of the net cash proceeds from the issuance of 7,000,000 common units in June 2015 to acquire 7,000,000 Carlyle Holdings partnership units from certain limited partners of Carlyle Holdings.

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
There was no material change in our market risks during the three months ended September 30, 2015. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: November 5, 2015	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

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