Form 10-K
period 2015-12-31
Carlyle Group L.P.
filed 2016-02-24
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2015 was $2,201,818,205.
The number of the Registrant’s common units representing limited partner interests outstanding as of February 19, 2016 was 81,340,808.
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

Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our” refer to The Carlyle Group L.P. and its consolidated subsidiaries. When we refer to the “partners of The Carlyle Group L.P.,” we are referring specifically to the common unitholders and our general partner and any others who may from time to time be partners of that specific Delaware limited partnership. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this report to the ownership of the senior Carlyle professionals and other employees include the ownership of personal planning vehicles of these individuals.
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

With respect to certain of the hedge funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly, as the case may be, if the net asset value of an investor’s account has increased above the high-water mark. A hedge fund's or vehicle's “high-water mark” refers to the highest period end net asset value of an investor’s account on which incentive fees were previously paid.

PART I.

ITEM 1.    BUSINESS
Overview
We are one of the world’s largest and most diversified multi-product global alternative asset management firms. We advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies and seek to deliver attractive returns for our fund investors. Since our firm was founded in Washington, D.C. in 1987, we have grown to become a leading global alternative asset manager with more than $183 billion in AUM across 126 funds and 160 fund of funds vehicles as of December 31, 2015. We have more than 1,700 employees, including more than 700 investment professionals in 36 offices across six continents, and we serve more than 1,700 active carry fund investors from 78 countries. Across our Corporate Private Equity (“CPE”) and Real Assets segments, we have investments in more than 250 active portfolio companies that employ more than 675,000 people. In general, we have more investment professionals, offices, investment funds, and investments across our platform than many of our peers.  We have structured our firm in this manner to provide our fund investors with a more diverse product set tailored to individual investing decisions, and a broader global reach, but such structure increases our costs of doing business.
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

There are four primary drivers of our business — fundraising or attracting new capital commitments to our funds; investing; working to create value for our investors or to achieve appreciation of our various investments; and harvesting, selling or otherwise disposing of our carry fund investments. Operational and strategic highlights for 2015 include the following:

•
During 2015, we raised approximately $23 billion in gross new commitments, or $16 billion net of redemptions, across our platform; made equity investments through our carry funds of approximately $9 billion in 279 new and follow-on investments; realized proceeds of more than $18 billion through 51 funds; and increased the value of our carry fund portfolio by approximately 7%.

•	We continued to bolster our senior management team by hiring a new Chief Information Officer and promoting the co-head of our U.S. buyout group to Co-Deputy Chief Investment Officer of CPE.

•
We further aligned our interests with those of our fund investors with Carlyle, our senior Carlyle professionals, advisors, other professionals and advisors increasing their commitments to our investment funds by over $0.7 billion to a total cumulative commitment of $8.9 billion.

•	Each of our segments continued to leverage the One Carlyle platform to take advantage of economies of scale and offer our fund investors differentiated products. Specifically:

◦	In our CPE segment:

▪
We closed our fourth Europe buyout fund, our third Japan buyout fund and our third European technology fund. We launched fundraising for our fifth Asia growth fund and continued to see investor demand for our second U.S. mid-market fund and our first longer duration global buyout fund. In total, we closed on $8.0 billion in commitments in our CPE segment.

•
We invested in, among others, Asia Satellite Telecom Holdings (through CAP IV), The Innovation Group (through CEP IV), JIC Leasing Co., Ltd. (through CAGP IV), Novetta Solutions, LLC (through CP VI), PA Consulting (through CEP IV), PNB Housing Finance Limited (through CAP IV), PrimeSport (through CEOF I), Rede D’or São Luiz S.A. (through CSABF and related coinvestments, and CP VI) and SEACOR Marine Holdings Inc. (through CEOF II).

•
We sold our stake in, among others, Altice S.A., a CEP II and CEP III portfolio company, kbro Limited, a CAP II portfolio company, Metrologic Group SA, a CETP II portfolio company, The Nielsen Company, a CP IV and CEP II portfolio company, Veyance Technologies, Inc., a CP IV portfolio company, Telecable de Asturias, S.A., a CEP III portfolio company, and a portion of our stake in both Axalta Coating Systems and CommScope, Inc., both CP V and CEP III portfolio companies. We also undertook several successful initial public offerings including Tsubaki Nakashima Co., Ltd., a CJP II portfolio company, Guangxi Nanning Waterworks Co., Ltd., a CAGP IV portfolio company and Focus Media, a CAP III portfolio company. In total, we realized proceeds of $12.8 billion for our CPE carry fund investors.

◦	In our Global Market Strategies (“GMS”) segment:

▪
We raised $2.4 billion for our second generation energy mezzanine fund, continued fundraising for our first Asian structured credit fund and launched fundraising for our fourth generation distressed fund. We closed five new collateralized loan obligations (“CLOs”) in the U.S. and closed three new CLOs in Europe in 2015 with $4.3 billion of AUM at December 31, 2015. In total, we raised more than $2.9 billion for our GMS funds.

▪	CSP III and CEMOF I were particularly active this year, investing in Nationwide Accident Repair Services (CSP III), Trey Resources (CEMOF I), and Clearly Petroleum Holdings (CEMOF I), among others.

▪
We established a partnership with Hilcorp Energy Company that will seek to acquire, operate, and develop onshore oil and natural gas properties and related assets in North America. CEMOF I and CEMOF II have entered into an agreement to invest more than $1 billion in the newly formed partnership.

◦	In our Real Assets segment:

▪
We closed our seventh U.S. real estate fund and our first international energy fund, both reaching their caps; NGP XI also had a final close at its cap. Demand for our second power fund remained strong, and we launched fundraising for a new core-plus real estate fund. Building on our existing expertise in real estate and infrastructure, we intend to launch a global infrastructure fund later this year. In total, we closed on approximately $3.9 billion in commitments to our Real Assets segment.

•
We invested nearly $1.4 billion to acquire or develop real estate properties, primarily in the U.S. across multiple sectors including multi-family and for-sale residential properties in the U.S. We invested in power generating facilities in the United States, an office property in China and a Romanian oil and gas development platform.

•
We exited a number of investments, including a student housing portfolio in the United Kingdom, a Florida based 250 MW coal-fired power facility, a southern California apartment complex and a Northern Virginia mid-rise apartment complex. In total, we realized proceeds of approximately $4.8 billion for our Real Assets carry fund investors.

◦	In our Investment Solutions segment:

▪
We launched fundraising for our sixth AlpInvest secondaries fund and closed on more than $400 million for funds that are focused on a real estate secondaries and coinvestments for Metropolitan real Estate, our real estate fund of funds business. In total, we closed on approximately $1.6 billion in commitments to our Investment Solutions segment.

▪	We named a new Head of Investment Solutions, promoting the segment's Chief Operating Officer and Chief Financial Officer to the position.
Business Segments
We operate our business across four segments: (1) Corporate Private Equity, (2) Global Market Strategies, (3) Real Assets and (4) Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Although we primarily transact business in the United States and a significant amount of our revenues are generated domestically, we have established investment vehicles whose primary focus is making investments in specified geographical locations. Refer to “Information by Geographic Location” in Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on consolidated revenues and assets based on the geographical focus of the associated investment vehicle.
Corporate Private Equity
Our Corporate Private Equity segment, established in 1990 with our first U.S. buyout fund, advises our buyout and growth capital funds, which pursue a wide variety of corporate investments of different sizes and growth potentials. Our 32 active CPE funds are each carry funds. They are organized and operated by geography or industry and are advised by separate teams of local professionals who live and work in the markets where they invest. In our CPE segment we also have 56 active external co-investment entities. We believe this diversity of funds and entities allows us to deploy more targeted and specialized investment expertise and strategies and offers our fund investors the ability to tailor their investment choices.
Our CPE teams have two primary areas of focus:

•
Buyout Funds. Our buyout teams advise a diverse group of 22 active funds that invest in transactions that focus either on a particular geography (e.g., United States, Europe, Asia, Japan, MENA, Sub-Saharan Africa or South America) or a particular industry. We continually seek to expand and diversify our buyout portfolio into new areas where we see opportunity for future growth. In 2015, we had final closings on our fourth European buyout fund and third Japan buyout fund and continued fundraising for our first longer duration global buyout fund. We invested $4.1 billion in new and follow-on investments through our buyout funds. As of December 31, 2015, our buyout funds had, in the aggregate, approximately $56.2 billion in AUM.

•
Growth Capital Funds. Our 10 active growth capital funds are advised by four regionally focused teams in the United States, Europe and Asia, with each team generally focused on middle-market and growth companies consistent with specific regional investment considerations. The investment mandate for our growth capital funds is to seek out companies with the potential for growth, strategic redirection and operational improvements. These funds typically do not invest in early stage or venture-type investments. In 2015, launched our fifth Asia growth fund, held a final closing for our third Europe technology fund at its cap and continued fundraising for our second U.S. equity opportunities fund. As of December 31, 2015, our growth capital funds had, in the aggregate, approximately $7.0 billion in AUM.

From inception through December 31, 2015, our CPE segment has invested approximately $67 billion in 535 investments. Of that total, we have invested 60% in 262 investments in North and South America, 20% in 121 investments in

Europe, the Middle East and Africa and 20% in 152 investments in the Asia-Pacific region. We have fully realized 353 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our CPE segment as of December 31, 2015 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds	Available Capital	Investment Professionals	Amount Invested Since Inception	Investments Since Inception
$63	35%	$41	182	32	$24	278	$67	535
Global Market Strategies
Our Global Market Strategies segment, established in 1999 with our first high yield fund, advises a group of 68 active funds that pursue investment strategies including leveraged loans and structured credit, energy mezzanine opportunities, middle market lending, distressed debt, long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading and commodity structured transactions. In 2015, the GMS segment ended the year at $35.3 billion of AUM, down from $36.7 billion at December 31, 2014. This decrease was primarily due to redemptions in our hedge funds, offset by eight new issue CLOs, fundraising for our second generation energy mezzanine fund, our second securitized commodity structured transactions vehicle and fundraising for our first carry fund dedicated to Asian structured credit.
Primary areas of focus for our GMS teams include:

•
Structured Credit Funds. Our structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2015, we closed five new U.S. CLOs and three CLOs in Europe with a total of $2.8 billion and $1.5 billion, respectively, of AUM at December 31, 2015. As of December 31, 2015, our structured credit team advised 43 structured credit funds and one carry fund in the United States, Europe, and Asia totaling, in the aggregate, approximately $18.4 billion in AUM.

•
Distressed and Corporate Opportunities. Our distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2015, our distressed and corporate opportunities team advised two funds totaling, in the aggregate, approximately $1.4 billion in AUM.

•
Middle Market Finance. Our middle market finance business comprises our business development companies (“BDCs”), which invest primarily in first lien loans (which include unitranche, "first out" and "last out" loans) and second lien loans, a CLO consisting of middle market senior, first lien loans, and our corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2015, our middle market investment team advised five funds totaling, in the aggregate, approximately $2.2 billion in AUM.

•
Energy Mezzanine Opportunities. Our energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2015, our energy mezzanine opportunities team advised two funds with approximately $4.3 billion in AUM.

•
Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, $3.4 billion in AUM as of December 31, 2015, which includes $2.3 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate and municipal bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•
Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises six emerging markets equities and macroeconomic hedge funds with $4.3 billion in the aggregate of AUM as of December 31, 2015, which includes $0.7 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. ESG’s emerging markets equities funds invest in publicly traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•
Commodities. Carlyle Commodity Management ("CCM," a New York-based commodities investment manager formerly known as Vermillion Asset Management) serves as investment manager to five hedge funds and two structured products totaling, in the aggregate, approximately $1.3 billion of AUM as of December 31, 2015, which includes $0.1 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. CCM’s investment strategies include relative value, enhanced index and long-biased physical commodities, commodity sector-focused funds, and structured transactions. CCM seeks to produce positive, uncorrelated returns, through a liquid, relative-value, low volatility approach to trading both physical commodities and their derivatives and structuring transactions in physical commodities.

The following table presents certain data about our GMS segment as of December 31, 2015 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals (1)
$35	19%	$31	68	208

(1)	Includes 67 middle-office and back office professionals.
Real Assets
Our Real Assets segment, established in 1997 with our first U.S. real estate fund, advises our 26 active carry funds focused on real estate, infrastructure and energy and natural resources (including power) and also includes the six NGP management fee funds and three carry funds that are advised by NGP. This segment pursues investment opportunities across a diverse array of tangible assets, such as office buildings, hotels, retail and residential properties, industrial properties and senior-living facilities, as well as oil and gas exploration and production, midstream, refining and marketing, power generation, pipelines, wind farms, refineries, airports, toll roads, transportation, water utility and agriculture, as well as the companies providing services or otherwise related to them.
Our Real Assets teams have two primary areas of focus:

•
Real Estate. Our eight active real estate funds pursue real estate investment opportunities in Asia, Europe and the United States and generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios. Our team of 108 real estate investment professionals has made more than 675 investments in 327 cities/metropolitan statistical areas around the world as of December 31, 2015, including office buildings, hotels, retail and residential properties, industrial properties and senior living facilities. As of December 31, 2015, our real estate funds had, in the aggregate, approximately $13.8 billion in AUM.

•
Energy and Natural Resources. Our energy and natural resources activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, power and oilfield services sectors, the renewable and alternative sectors and the energy and power industries around the world. Historically, we conducted our energy activities jointly with Riverstone, advising five funds with approximately $6.3 billion in AUM as of December 31, 2015 (we refer to these energy funds as our “Legacy Energy funds”). Currently, we conduct our North American energy investing through our partnership with NGP Energy Capital Management, an Irving, Texas-based energy investor. NGP advises nine funds with approximately $12.4 billion in AUM as of December 31, 2015. Our power team focuses on investment opportunities in the North American power generation sector. As of December 31, 2015, the power team managed approximately $1.8 billion in AUM through two funds. Our international energy investment team focuses on investments in a full range of energy assets outside of North America. As of December 31, 2015, the international energy team managed approximately $2.7 billion in AUM through one fund. We also have an infrastructure team that focuses on investments in infrastructure companies and assets. As of December 31, 2015, we advised one infrastructure fund with over $1.0 billion in AUM.
Our Real Assets carry funds, including Carlyle-advised co-investment vehicles, have, from inception through December 31, 2015, invested on a global basis approximately $39 billion in 858 investments (including more than 150 portfolio companies). Of that total, we have invested 77% in 682 investments in North and South America, 17% in 114 investments in Europe, the Middle East and Africa and 6% in 62 investments in the Asia-Pacific region. We have fully realized 510 of these investments, meaning that our funds have completely exited, and no longer own an interest in, those investments.
The following table presents certain data about our Real Assets segment as of December 31, 2015 (dollar amounts in billions; amounts invested include co-investments).

AUM	% of Total AUM	Fee-earning AUM	Active Investments (2)	Active Funds (3)	Available Capital	Investment Professionals (1)	Amount Invested Since Inception(2)	Investments Since Inception(2)
$38	21%	$31	348	26	$16	137	$39	858

(1)	Excludes NGP and Riverstone employees.

(2)	Excludes investment activity of the NGP management fee funds.

(3)	Includes the six NGP management fee funds and three carry funds advised by NGP.
Investment Solutions
Our Investment Solutions segment provides comprehensive investment opportunities and resources for our investors and clients to build private equity and real estate portfolios through fund of funds, secondary purchases of existing portfolios and managed coinvestment programs. Investment Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity and, Metropolitan, one of the largest managers of indirect investment in global real estate. In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. In connection with the restructuring, we commenced a wind down of the operations of DGAM, a global manager of hedge funds based in Toronto, Canada that we acquired in February 2014. We expect that this action will improve our Investment Solutions results in the future, exclusive of costs incurred in connection with the wind down.
The primary areas of focus for our Investment Solutions teams include:

•
Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners (“portfolio funds”). As of December 31, 2015, AlpInvest advised 48 fund of funds vehicles totaling, in the aggregate, approximately $28.2 billion in AUM.

•
Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it typically has a fund investment throughout Europe, North America and Asia (for example, when an investment opportunity is too large for a particular fund, the sponsor of the fund may seek to raise additional “co-investment” capital from sources such as AlpInvest). As of December 31, 2015, our co-investment programs were conducted through 35 vehicles totaling, in the aggregate, over $6.4 billion in AUM.

•
Private Equity Secondary Investments. We manage through AlpInvest funds that acquire limited partnership interests in secondary market transactions. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary investments team provides liquidity and restructuring alternatives for third-party private equity investors. In 2015, we established a secondary team dedicated to finding opportunities in the energy and infrastructure space. As of December 31, 2015, our secondary investments program was conducted through 35 fund of funds vehicles totaling, in the aggregate, more than $7.7 billion in AUM.

•
Real Estate, Funds of Funds and Co-Secondary Investments. The principal strategic focus in our real estate fund of funds vehicles is on value add/opportunistic real estate investments through direct commitments with 90 highly focused, specialist real estate managers across the globe. As of December 31, 2015, we advised 26 real estate fund of funds vehicles with approximately $1.9 billion in AUM. We also focus on real estate secondaries and coinvestments.
The following table presents certain data about our Investment Solutions segment as of December 31, 2015 (dollar amounts in billions). See “— Structure and Operation of Our Investment Funds — Incentive Arrangements/Fee Structure” in this Item 1 for a discussion of the arrangements with the historical owners and management of AlpInvest regarding the allocation of carried interest in respect of the historical investments of and the historical and certain future commitments to our fund of funds vehicles.

AUM(1)	% of Total AUM	Fee-earning AUM	Fund of Funds Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception(2)
$46	25%	$28	160	$14	107	$54

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

(2)	AlpInvest only.

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

•
Variable Deal Sizes and Creative Structures. Our teams are staffed not only to effectively pursue large transactions, but also other transactions of varying sizes. We often invest in smaller companies and this has allowed us to obtain greater diversity across our entire portfolio. Additionally, we may undertake large, strategic minority investments with certain control elements or private investment in public equity (PIPE) transactions in large companies with a clear exit strategy. In certain jurisdictions around the world, we may make investments with little or no debt financing and seek alternative structures to opportunistically pursue transactions. We generally seek to obtain board representation and typically appoint our investment professionals and advisors to represent us on the boards of the companies in which we invest. Where our funds, either alone or as part of a consortium, are not the controlling investor, we typically, subject to applicable regulatory requirements, acquire significant voting and other control rights with a view to securing influence over the conduct of the business.

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

•
Insight: We engage 26 operating executives and advisors as independent consultants to work with our investment teams during due diligence, provide board-level governance and support and advise our portfolio company CEOs. These advisors are former CEOs or other high level executives of some of the world’s most successful corporations and currently sit on the board of directors of a diverse mix of companies. We use this collective group of advisors to provide special expertise to support specific value creation initiatives.

•
Data: The goal of our research function is to extract as much information from the portfolio as possible about the current state of the economy and its likely evolution over the near-to-medium term. Our CPE investment portfolio includes over 175 active portfolio companies as of December 31, 2015, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating these data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies.

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
Generally, the investment approach of our real estate teams is characterized as follows:

•
Pursue Single Asset Transactions. In general, our U.S. real estate funds have focused on single asset transactions. We follow this approach in the U.S. because we believe that pursuing single assets enables us to better understand the factors that contribute to the fundamental value of each property, mitigate concentration risk, establish appropriate asset-by-asset capital structures and maintain governance over major property-level decisions. In addition, direct ownership of assets typically enables us to effectively employ an active asset management approach and reduce financing and operating risk, while increasing the visibility of factors that affect the overall returns of the investment. Historically, we have used an opportunistic real estate investment strategy; however, we have recently expanded our platform to include a core-plus investment strategy. In the U.S., we will continue to focus on single asset transactions in both our opportunistic and core plus investment strategies. Outside the U.S., we continue to opportunistically invest in the Asia and European markets. Currently, we are pursuing a value add strategy in China and focusing on opportunities such as logistics and data center platforms. In Europe, we pursue investment opportunities across asset classes and geographies both for single assets and portfolios, with a focus on opportunistic or value-add strategies.

•
Seek out Strong Joint Venture Partners or Managers. Where appropriate, we seek out joint venture partners or managers with significant operational expertise. For each joint venture, we design structures and terms that provide situationally appropriate incentives, often including, for example, the subordination of the joint venture partner’s equity and profits interest to that of a fund, clawback provisions and/or profits escrow accounts in favor of a fund and exclusivity. We also typically structure positions with control or veto rights over major decisions.

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

•
International Energy Investing. Our international energy team pursues investment opportunities in oil and gas exploration and production, midstream, oilfield services and refining and marketing in Europe, Africa, Latin America and Asia. Seeking to take advantage of the lack of capital in the international energy market, we pursue transactions where we have a distinctive competitive advantage and can create tangible value for companies in which we invest, through industry specialization, deployment of human capital and access to our global network. In seeking to build a geographically diverse international energy portfolio, we focus on cash generating opportunities, with a particular focus on proven reserves and production, and strategically seek to enhance the efficiency of the portfolio through exploration or infrastructure improvements.

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

•
Innovation. Investment Solutions professionals seek to leverage the intellectual capital throughout the firm to identify emerging trends, market anomalies and new investment technologies to facilitate the formation of new strategies, as well as to set the direction for exiting strategies. This market intelligence provides them with an additional feedback channel for the development of new investment products.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of December 31, 2015. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds vehicles, and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$14.4 bn	1999-2015	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Europe	€7.6 bn	2005-2015	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	Global Market Strategies Carry Funds			CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	CMP I	$436 mm	2004	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			CAREP II	$486 mm	2008
Carlyle Asia Partners			(Distressed)			Natural Resources Funds
CAP IV	$3.9 bn	2012	CSP III	$703 mm	2011	Infrastructure Carry Fund
CBPF	RMB 2.1 bn	2010	CSP II	$1.4 bn	2007	CIP I	$1.1 bn	2006
CAP III	$2.6 bn	2008	Carlyle Energy Mezzanine			Power Carry Funds
CAP II	$1.8 bn	2006	Opportunities Fund			CPP II	$1.1 bn	2014
CAP I	$750 mm	1998	CEMOF II	$2.4 bn	2015	CPOCP	$433 mm	2013
Carlyle Japan Partners			CEMOF I	$1.4 bn	2010	International Energy Carry Fund
CJP III	¥119.5 bn	2013	Carlyle Asia Structured Credit Opportunities			CIEP	$2.5 bn	2013
CJP II	¥165.6 bn	2006	CASCOF	$238 mm	2015	NGP Energy Carry Funds
CJP I	¥50.0 bn	2001	Hedge Funds and Other Vehicles[1]			NGP XI	$5.3 bn	2014
Carlyle Mexico Partners			Long/Short Credit			NGP X	$3.6 bn	2012
Mexico	$134 mm	2005	Claren Road			NGP Agribusiness Carry Fund
Carlyle MENA Partners			Opportunities Fund	$1.1 bn	2008	NGP GAP	$402 mm	2014
MENA I	$471 mm	2008	Claren Road			NGP Management Fee Funds
Carlyle South American Buyout Fund			Master Fund	$2.2 bn	2006	Various[3]	$7.8 bn	2004-2008
CSABF I	$776 mm	2009	Emerging Markets Strategies			Legacy Energy Carry Funds
Carlyle Sub-Saharan Africa Fund			Cross Border Equity Master Fund	$2.4 bn	2002	Carlyle/Riverstone Global Energy
CSSAF I	$698 mm	2012	Domestic Opportunity Master Fund	$1.3 bn	2011	Energy IV	$6.0 bn	2008
Carlyle Peru Fund			Emerging Sovereign Group - Various	$622 mm	2002	Energy III	$3.8 bn	2005
CPF I	$308 mm	2012	Commodities			Energy II	$1.1 bn	2003
Carlyle Global Partners			Carlyle Commodity Management - Various (4)	$1.3 bn	2005-2015	Carlyle/Riverstone Renewable Energy
CGP	$3.3 bn	2015	Business Development Companies[2]			Renew II	$3.4 bn	2008
Growth Carry Funds			Carlyle GMS Finance, Inc.	$1.1 bn	2013	Renew I	$685 mm	2006
Carlyle U.S. Venture/Growth Partners			NF Investment Corp	$254 mm	2013
CEOF II	$2.3 bn	2015
CEOF I	$1.1 bn	2011	Investment Solutions
CUSGF III	$605 mm	2006	AlpInvest
CVP II	$602 mm	2001	Fund of Private Equity Funds
Carlyle Europe Technology Partners			48 vehicles	€40.4 bn	2000-2015
CETP III	€657 mm	2014	Secondary Investments
CETP II	€522 mm	2008	35 vehicles	€10.7 bn	2000-2015
CETP I	€222 mm	2005	Co-Investments
Carlyle Asia Venture/Growth Partners			35 vehicles	€11.9 bn	2000-2015
CAGP IV	$1.0 bn	2008	Metropolitan Real Estate
CAGP III	$680 mm	2005	Real Estate Fund of Funds
Carlyle Cardinal Ireland			26 vehicles	$3.2 bn	2003-2015
CCI	€292 mm	2014	Diversified Global Asset Management[1]
			Fund of Hedge Funds
			16 vehicles	$2.0 bn	2004-2015

Note: All funds are closed-end and amounts shown represent total capital commitments as of December 31, 2015, unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)
Open-ended hedge funds and other pooled vehicles. Amounts represent AUM across all products as of December 31, 2015. Our GMS hedge fund partnerships had outstanding redemption requests for $3.1 billion in the aggregate as of the beginning of the first quarter of 2016. As disclosed in Note 3 to the consolidated financial statements, the Partnership commenced a wind down of the operations of Diversified Global Asset Management in the first quarter of 2016.

(2)	Amounts represent gross assets as of December 31, 2015.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

(4)	Carlyle Commodity Management was formerly known as Vermillion Asset Management.

Organizational Structure
The simplified diagram below depicts our organizational structure. Ownership information in the diagram below is presented as of December 31, 2015. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held. As discussed in greater detail below, The Carlyle Group L.P. holds, through wholly owned subsidiaries, a number of Carlyle Holdings partnership units that is equal to the number of common units that The Carlyle Group L.P. has issued and benefits from the income of Carlyle Holdings to the extent of its equity interests in the Carlyle Holdings partnerships. While the holders of common units of The Carlyle Group L.P. are entitled to all of the economic rights in The Carlyle Group L.P., the limited partners of the Carlyle Holdings partnerships, like the wholly owned subsidiaries of The Carlyle Group L.P., hold Carlyle Holdings partnership units that entitle them to economic rights in Carlyle Holdings to the extent of their equity interests in the Carlyle Holdings partnerships. Public investors do not directly hold equity interests in the Carlyle Holdings partnerships.

Senior Carlyle Professionals
100%
Carlyle Holdings Limited Partners
Common Unitholders
TCG Carlyle Global Partners L.L.C. (Delaware L.L.C.)
Carlyle Group Management L.L.C. (Delaware L.L.C.)
Carlyle Holdings partnership units
• Limited partner interest
• 75% of Carlyle Holdings partnership units (75% of economic rights in Carlyle Holdings)
• Not publicly-traded
• Exchangeable on a one-for-one basis for publicly-traded common units
Special Voting Unit
• No economic rights
• 75% of limited partner voting power (1)
General Partner
• No economic rights
• Board of directors
Common units
• Limited partner interest (1)
• 100% of economic rights in The Carlyle Group L.P. (indirectly 25% of economic rights in Carlyle Holdings)
• 25% of limited partner voting power
• Publicly traded
The Carlyle Group L.P. (Delaware L.P.)
100%
100%
100%
Carlyle Holdings I GP Inc. (Delaware Corp.)
Carlyle Holdings II GP L.L.C. (Delaware L.L.C.)
Carlyle Holdings III GP L.P. (Québec SEC)
General partner and Carlyle Holdings partnership units
• 25% of Carlyle Holdings partnership units
• Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
• 25% of Carlyle Holdings partnership units
• Number of partnership units held equals number of common units outstanding
General partner and Carlyle Holdings partnership units
• 25% of Carlyle Holdings partnership units
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

LP Relations
Our diverse and sophisticated investor base includes more than 1,700 active carry fund investors located in 78 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
We strive to maintain a systematic fundraising approach to support growth and serve our investor needs. This approach to fundraising has been critical in raising over $16 billion, net of redemptions, in 2015. We work for our fund investors and continuously seek to strengthen and expand our relationships with them through frequent investor engagement and by cross-selling products across our diverse platform. We have a dedicated in-house LP relations group, which includes 27 geographically focused professionals with extensive investor relations and fundraising experience. In addition, we have 18 product specialists with a focus on specific business segments and 10 professionals focused on high net worth distribution. Our LP relations group is supported by 66 support staff responsible for project management and fulfillment. Our LP relations professionals are in constant dialogue with our fund investors, which enables us to monitor client preferences and tailor future fund offerings to meet investor demand. We strive to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities.
As of December 31, 2015, approximately 92% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than one active carry fund, and approximately 62% of commitments to our active carry funds (by dollar amount) were from investors who are committed to more than five active carry funds. We believe the loyalty of our fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of over 700 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group, and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 22 professionals and a government relations group with a presence around the globe, which includes 15 professionals as of December 31, 2015. We intend to continue to build and invest in our legal, regulatory and compliance functions to enable our investment teams to better serve our investors.
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
With respect to our fund of funds vehicles, the commitment period generally runs for a period of three years after the initial closing date of the vehicle. Following the termination of the commitment period, an investor in one of our fund of funds vehicles generally will only be required to fund additional amounts for partnership expenses, fund outstanding borrowings and guarantees, transactions in process or committed to during the investment period and make follow-on investments in existing companies. The term of each of the fund of funds vehicles generally will end 8 to 12 years from the initial closing date. In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive up to two-year periods, potentially up to a maximum of four years or until such time as is reasonably necessary for the general partner to be able to liquidate the fund's assets.
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
With respect to Claren Road, ESG and, for periods prior to July 1, 2015, Carlyle Commodity Management (“CCM”), we retain a specified percentage of the earnings of those businesses based on our 55% ownership in the management companies of those entities. Effective July 1, 2015, our specified percentage of earnings for CCM are based on our approximate 83% economic interest in that entity. The management fees received by our Claren Road, ESG and CCM hedge funds have similar characteristics. Certain of such funds often afford investors increased liquidity through annual, semi-annual, quarterly, or monthly withdrawal or redemption rights in certain cases following the expiration of a specified period of time when capital may not be withdrawn and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. Our equity interest in NGP previously entitled us to an allocation of income equal to 47.5%, which increased to 55% in January 2015, of the management fee-related revenues of the NGP entities that serve as advisors to the NGP management fee funds.
The general partners or investment advisers to our carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated as a percentage of a specified financial metric of a particular portfolio company. The transaction fees which they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to limited partner investors are generally reduced by 80% to 100% of such transaction fees and certain other fees that are received by the general partners and their affiliates.
Performance Fees. The general partner of each of our carry funds and fund of funds vehicles also receives carried interest from the carry fund or fund of funds vehicle. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% (or 10% to 20% on external coinvestment vehicles, with most earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized profit (generally taking into account unrealized losses) generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds and we generally allocate 45% of any carried interest that we earn to these individuals in order to better align their interests with our own and with those of the investors in the funds. For most carry funds, the carried interest is subject to an annual preferred return of 8% to 9%, subject to a catch-up allocation to the general partner. If, as a result of diminished performance of later investments in the life of a carry fund or fund of funds vehicle, the carry fund or fund of funds vehicle does not achieve investment returns that (in most cases)

exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of 20% (or 10% to 20% on external coinvestment vehicles, with most earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net profits on third-party capital over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and is typically capped at the after tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any "giveback" obligation; however, we may guarantee the full amount of such “giveback” obligation in respect of amounts received by Carlyle and certain other amounts. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
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
In addition to the carried interest from our carry funds, we are also entitled to receive incentive fees or allocations from certain of our GMS funds. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the NAV of such investor’s account at the end of the year is lower that year than any prior year-end NAV or the NAV at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating NAV. Certain of our business development companies also earn incentive fees (i) quarterly based on net investment income for the prior quarter and (ii) 20% annually based on the business development company's profits for the year, subject to a high water mark. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the hedge funds’ then-current fair value and are included in performance fees in our consolidated statements of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.
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
Under our arrangements with the historical owners and management team of DGAM, through the year ended December 31, 2015, the management team and employees are entitled to receive 30% of certain revenues received by DGAM’s management company (including revenues from management fees and incentive fees). DGAM investment funds generally pay annual incentive fees equal to 7.5% to 10% of the fund’s profits for the year, subject to a high water mark. In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. In connection with the restructuring, we commenced a wind down of the operations of DGAM.
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
Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. We intend to have Carlyle commit to fund approximately 1% of the capital commitments to our future carry funds. We also intend to make investments in our open-end funds and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
Global Information Technology and Solutions
Global Information Technology and Solutions, which we refer to as GTS, is essential for Carlyle to conduct investment activities, manage internal administration activities and connect a global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. Our systems, data, network and infrastructure are continuously monitored and administered by formal controls and risk management processes that also help protect the data and privacy of our employees and investors. Our business continuity plan is designed to allow all critical business functions to continue in an orderly manner in the event of an emergency.
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

Some of the entities that we compete with as an alternative asset manager are substantially larger and have greater financial, technical, marketing and other resources and more personnel than we do. Several of our competitors also have recently raised or are expected to raise, significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and investor capital. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2015, we employed more than 1,700 individuals, including more than 700 investment professionals, located in 36 offices across six continents.

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
Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic and other examinations by the staff of the SEC. In accordance with our efforts to enhance our compliance program and in response to recommendations received from the SEC in the course of routine examinations, certain additional policies and procedures have been put into place, but no material changes to our registered investment advisers’ operations have been made as a result of such examinations. Our registered investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC. Finally, certain of our investment advisers are subject to limited SEC disclosure requirements as “exempt reporting advisers.”
TCG Securities, L.L.C. (“TCG Securities”), the affiliate entity through which we conduct U.S.-based marketing and fundraising activities, is registered as a limited purpose broker/dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), and is also registered as a broker/dealer in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Additionally, TCG Securities operates under the international broker/dealer exemption in the Canadian provinces of Alberta, British Columbia, Ontario and Quebec. TCG Securities acts as a placement agent, on a best efforts basis, for interests in private funds, as well as interests in special purpose vehicles, specifically debt and equity tranches of collateralized commodities obligations and collateralized loan obligations for which TCG Securities’ affiliates serve as collateral manager. In the first half of 2016, TCG Securities intends to submit an application to FINRA to expand its scope of associated persons. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business with the public in the United States (including our broker/dealer), adopts and enforces rules governing the activities of its member firms and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities. Our broker dealer is subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker dealer's operations have been made as a result of such examinations.
Broker/dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records and financial statements and reporting. In particular, as a result of its registered status, TCG Securities is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which specifies both the minimum level of net capital a broker/dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules, including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Finally, compliance with net capital rules may also limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital. To date, TCG Securities has not had any capital adequacy issues and is currently capitalized in excess of the minimum maintenance amount required by regulators.
In 2013, we launched two business development companies which entities are subject to all relevant provisions under the 1940 Act as registered investment companies. In 2015, we formed a wholly-owned subsidiary of one of the business development companies, which operates as a collateralized loan obligation issuer.
In 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Commodity Exchange Act to expand the CFTC’s regulatory jurisdiction with respect to certain derivative instruments, including swaps. In 2012, the CFTC rescinded an exemption from CFTC registration traditionally relied upon by private fund managers, narrowed an exception related to registered investment companies and amended related rules and guidance. As a result of these changes, managers of certain pooled investment vehicles with exposure in commodity interests now may be required to register with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) and become members of the National

Futures Association (the “NFA”). As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose alternative asset managers, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps and other derivatives regulated by the CFTC. Consequently, each of CGMSIM, DGAM, ESG, Emerging Sovereign Partners LLC (“ESP”) and Carlyle Commodity Management, L.L.C. ("CCM") is a NFA member and is registered with the CFTC as a CPO and/or CTA. In addition, certain Carlyle personnel are registered with the CFTC as Principals of certain of these entities. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of additional entities with the CFTC or file for additional exemptions from such registration requirements. In addition, as a result of their commodities interest-related activities, certain of our entities also may be subject to a wide range of other regulatory requirements, such as:

•	potential compliance with certain commodities interest position limits or position accountability rules;

•	administrative requirements, including recordkeeping, confirmation of transactions and reconciliation of trade data; and

•	mandatory central clearing and collateral requirements.
In addition, many Carlyle vehicles are subject to the Internal Revenue Service (“IRS”) Foreign Account Tax Compliance Act (“FATCA”) tax regulations intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires “foreign financial institutions” to report to the IRS information about financial accounts held by U.S. taxpayers and imposes due diligence, withholding, documentation and reporting requirements on such entities. In many instances, however, the precise nature of the FATCA-related requirements to which Carlyle is subject is governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which Carlyle does business. Among other things, FATCA could subject investors within certain Carlyle funds to additional tax withholding.
United Kingdom and the European Union
CECP Advisors LLP (“CECP”), one of our subsidiaries in the United Kingdom, is authorized and regulated by the Financial Conduct Authority (the “FCA”). CECP operates in accordance with the Financial Services and Markets Act 2000 (the “FSMA”), which is the United Kingdom’s implementing legislation for the European Markets in Financial Instruments Directive (“MiFID”). CECP has permission to engage in a number of corporate finance activities regulated under the FSMA, including advising on, and arranging deals in relation to certain types of, investments. CECP is only permitted to carry out these activities in relation to eligible counterparties and professional clients. CECP has registered a branch office in Ireland in connection with Carlyle’s investment activities in that country. CELF Advisors LLP (“CELF”), another one of our subsidiaries in the United Kingdom, is also authorized and regulated by the FCA under the FSMA and has permission to engage in a number of activities regulated under the FSMA, including making arrangements with a view to transactions in investments, advising on, managing and arranging deals in relation to certain types of investments, dealing in investments as agent and arranging safeguarding and administration of assets. CELF is only permitted to carry out these activities in relation to eligible counterparties and professional clients. The FSMA and related rules govern most aspects of investment businesses, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures.
The FSMA says that any firm or individual which carries out a regulated activity in the United Kingdom must be authorized or regulated by the FCA, unless they are exempt. The FCA is responsible monitoring regulated entities’ compliance with the FSMA. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain “controlled functions” within the financial services industry of officers or employees performing such functions or other similar consequences.
Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to extensive further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. Certain of our subsidiaries are subject to compliance requirements in connection with the Alternative Investment Fund Managers Directive (the “AIFMD”), which generally became effective in countries across the European Economic Area (the “EEA”) in 2014. The AIFMD imposes significant regulatory requirements on alternative investment fund managers operating or marketing funds to investors within the EEA, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that must be satisfied for non-EEA fund managers to market or manage alternative investment funds into EEA jurisdictions. Authorization under the AIFMD is currently available only to EEA fund managers. One of Carlyle’s subsidiaries, AlpInvest, obtained such authorization in 2015. As such, AlpInvest is now a licensed as an alternative investment fund manager under the AIFMD by the Authority for Financial Markets in the Netherlands (the “AFM”). AlpInvest is also licensed by the AFM to provide investment management services under the Markets in Financial Instruments Directive. Carlyle’s other subsidiaries that manage or market alternative investment funds in the EEA do so in accordance with the national private placement regimes of the various EEA jurisdictions. Compliance with the AIFMD’s requirements may restrict Carlyle’s fund marketing strategy and will place additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management.
Additionally, certain of our subsidiaries are subject to various aspects of the European Market Infrastructure Regulation (“EMIR”). Among other things, EMIR imposes a set of requirements on European Union derivatives activities, including risk mitigation, risk management, regulatory reporting and margin and clearing requirements. Given the global scale of the derivatives activity of various Carlyle entities, the various regulatory regimes to which Carlyle is subject could result in duplication of administration and increased transaction costs related to such derivatives activities.
As outlined above, certain of our European subsidiaries must comply with the pan-European regime established by MiFID, which regulates the provision of investment services and conduct of investment activities throughout the EEA. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. A review of MiFID by the European regulators has led to the creation of a replacement directive and a new draft regulation (together “MiFID II”) which is currently scheduled to become effective in 2017, although a delay to this implementation date is currently being discussed. When effective, MiFID II will enhance numerous aspects of MiFID and will impose many new compliance requirements on CECP and CELF.
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
The Organisation for Economic Cooperation and Development (the “OECD”) has developed Common Reporting Standard (“CRS”) rules for the automatic exchange of FATCA-like financial account information amongst OECD member states. Like FATCA, CRS will impose certain due diligence, documentation and reporting requirements on various Carlyle entities. While CRS does not contain a potential withholding requirement, non-compliance could subject Carlyle to certain reputational harm.
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
Claren Road Asia Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 9 (asset management) regulated activity in respect of asset management activities to professional investors.
Carlyle GMS Asia Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 9 (asset management) regulated activity in respect of asset management activities to professional investors.
AlpInvest Partners Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) regulated activity in respect of professional investors.
DGAM is licensed by the Ontario Securities Commission as an investment fund manager, an adviser in the category of portfolio manager, and as a dealer in the category of exempt market dealer. DGAM is also registered as a commodity trading advisor with the OSC under the Commodity Futures Act in connection with its direct trading business.
Carlyle Commodity Trading (Shanghai) Co Ltd. (“CCM Trading (Shanghai)”) is licensed as a registered commodities trading company in the Free Trade Zone in Shanghai, China. Pursuant to this registration, CCM Trading (Shanghai) is permitted to import and export physical commodities, partake in onshore and bonded physical commodities market and trade commodity derivatives on China’s domestic exchanges, including but not limited to the Shanghai Futures Exchange, Zhengzhou Commodities Exchange, and the Dalian Commodities Exchange. CCM ceased its investment activities in Shanghai during the first quarter of 2015 but maintains the registration status of CCM Trading (Shanghai) in anticipation of possible future investment activities in Shanghai.
TCG Gestor is licensed by the Securities & Exchange Commission of Brazil as an investment adviser.
AlpInvest is registered as a cross-border discretionary investment management company with the Financial Supervisory Service of South Korea.
In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See “Item 1A. Risk Factors-Risks Related to our Company- Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties,” “-Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” and “-Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.”
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
We use our website (www.carlyle.com), our corporate Facebook page (https://www.facebook.com/The-Carlyle-Group-103519702981/) and our corporate Twitter account (@OneCarlyle) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alert Subscription” section at https://ir.carlyle.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
The Carlyle Group L.P. was formed in Delaware on July 18, 2011. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.

ITEM 1A.    RISK FACTORS
Risks Related to Our Company
Adverse economic and market conditions could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in the growth in the Chinese economy, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways.

Global financial markets have experienced heightened volatility in recent periods, including during August and September 2015 and then again in January 2016, following the decision of the People’s Bank of China to reduce the foreign exchange value of the renminbi. We believe this volatility is driven by three primary and interrelated factors: concerns regarding the economic climate in China, crude oil prices and the availability of credit.

With a 35-year track record of growth at an average rate of over 10% per year from about $300 billion in 1980 to about $11 trillion in 2015, China is a country with over $3 trillion in foreign exchange reserves, a $500 billion per year trade surplus and a large and fast growing entrepreneurial sector. Over the last year, China’s growth has slowed to below 7% and there has been a significant slowdown in the industrial sector. As China accounts for nearly 25% of global manufacturing output and is a key link in global supply chains, a slowdown in China’s industrial sector has a direct negative impact on global industrial orders. At the same time, the decline in Chinese demand for industrial inputs has contributed to a reduction in the capital spending of global businesses operating in the energy, metals, and mining industries because low commodity prices generally do not support new capital investment in businesses in these industries. To the extent China’s growth continues to slow, our portfolio companies around the world, especially those in the industrial industries, could be adversely impacted.

Heightened financial market volatility has also been attributed to the ongoing weakness in commodity prices, especially that of crude oil. The International Energy Agency estimates that the global oil market was oversupplied by approximately 2 million barrels per day at the end of 2015. Until the supply of oil is  rebalanced to meet demand, it is unlikely the price per barrel will increase in the immediate term. The uncertainty as to when  this rebalance will take place has adversely impacted both the debt and equity markets. For example, mark-to-market losses on commodity-related debt were sufficient to pull overall credit returns into negative territory in 2015 and raise financing costs for businesses in unrelated sectors. The fall in the price of oil may increase default risk among energy credits, including sovereign  borrowers, and increase the cost or availability of financing for our fund investments. On the other hand, we believe that  continued downward pressure on commodity prices may unlock investment opportunities in the energy and mining sectors,  which to date has generally received limited private equity investment because sellers have been unwilling to divest assets at prices that compensate acquirers for the risk profile of the sector.

Losses (or anticipated losses) on energy and related credits have been so large that financing sources, particularly in the U.S., are exercising caution in providing new credits in all sectors. This tightening in the debt financing could impact our ability to finance transactions. Credit spreads on the lowest rated high yield bonds have increased by over 600bps from the cyclical lows in June 2014. Interest rates have been at historically low levels for the last few years, although in December 2015, the U.S. Federal Reserve increased the target range of the U.S. federal funds rate for the first time since 2006. Interest rates may rise in future periods, including as a result of further increases in the U.S. federal funds target rate, market conditions or otherwise. Further increases in the U.S. federal funds target rate or the increase in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions.

To the extent interest rates rise or there is a reduction in the availability of financing, the value of our portfolio could be adversely impacted.
To the extent the uncertainty in the market prompts sellers to readjust their valuations, attractive investment opportunities may present themselves. On the other hand, the reduction in the availability of credit financing, could impact our ability to consummate larger transactions. In 2015, we invested approximately $8.8 billion through our carry funds in 279 transactions and we have committed approximately $4.0 billion to new investments that we expect will close in the first half of 2016. Given the tightening of credit markets, it is possible that certain of these transactions will not be consummated on the anticipated terms or at all or that we will be unable to finance new transactions on attractive terms. In the event that our investment pace slows, it could have an adverse impact on our ability to generate future performance fees and fully invest the capital in our funds. Our funds may also be affected by reduced opportunities to exit and realize value from their investments via a sale or merger upon a general slowdown in corporate mergers and acquisitions activity. Additionally, we may not be able to find suitable investments for the funds to effectively deploy capital and these factors could adversely affect the timing of and our ability to raise new funds.

During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in less appreciation across the portfolio and lower returns in our funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our GMS funds. Performance in our hedge funds may be impacted by increased market volatility and certain other factors, that could have a negative impact on the level and pace of subscriptions to or redemptions from those businesses.
Finally, during periods of difficult market conditions or slowdowns, our fund investment performance could suffer, resulting in, for example, the payment of less or no performance fees to us or the creation of the obligation to repay performance fees previously received by us. The payment of less or no performance fees could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to distribute to our unitholders. The generation of less performance fees could also impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds and fund of funds vehicles. Furthermore, during adverse economic and market conditions, we might not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

Changes in the debt financing markets could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse change relating to the terms of such debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real assets transactions, could have a material adverse impact on our business. In the event that certain of our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, certain of our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned by us. For example, in the fourth quarter of 2015, it was widely reported that the banks that committed to finance certain debt related to the acquisition of a large portfolio company by one of our investment funds were unable to syndicate the debt as credit markets weakened and investor demand for financing waned. Average three-year yields on first-lien loans that support large U.S. leveraged buyouts leaped over 100 basis points to 6.91 percent in the fourth quarter of 2015, the highest level since the second quarter of 2007. Between June 2014 and January 2016, spreads on B-rated corporate bonds nearly doubled, from 328 basis points to 650 basis points.  These market conditions resulted in our investment funds paying higher interest rates on the debt, though total debt was reduced for the transaction. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of our funds. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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
From time to time we may access the capital markets by issuing debt securities. For example, in January 2013, we issued $500 million aggregate principal amount of ten-year senior notes at a rate of 3.875%. In March 2013, we issued $400 million aggregate principal amount of thirty-year senior notes at a rate of 5.625% and in March 2014, we issued an additional $200 million aggregate principal amount of thirty-year senior notes at a rate of 5.625%. We also have a credit facility that provides for a term loan (of which $25.0 million was outstanding as of December 31, 2015) and revolving credit borrowings that has a final maturity date of May 5, 2020. The credit facility contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. In addition, to the extent we incur additional debt or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense.
In addition, as part of the consideration for several of the new businesses we have acquired, we expect to incur future expenses related to these acquisitions including amortization of acquired intangibles, cash- and equity-based earn-out payments and fair value adjustments on contingent consideration issued. For example, we have used earn-out payments in several acquisitions to better align the interests of the managers of the acquired businesses with our interests. We have substantial earn-out payments due over the next several years in connection with our strategic investment in NGP and acquisitions of Claren Road, ESG and Metropolitan. Refer to Note 3, Note 6, and Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. If our acquisitions do not perform as anticipated, we may not be required to fund these earn-out payments. However, to the extent the performance of an acquisition is significantly below plan, it may be an indication that any goodwill or acquired intangible assets from the acquisition is impaired. An impairment of intangible assets or goodwill would be recognized as an expense on our income statement. For example, we recognized impairment charges totaling approximately $220 million during 2015 related to the impairment of certain acquired intangible assets and goodwill. See “Risks Related to our Business — We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.”
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds and certain fund of funds vehicles only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. For instance, during the 2008 and 2009 economic downturn, we recorded significant reductions in the carrying values of many of the investments of the investment funds we advise. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2015, 26% of our carry fund portfolio was in public securities. In addition, transaction fees received by our carry funds can vary from quarter-to-quarter and year-to-year depending on our level of investment activity. For example, in 2015, we received approximately $4 million in transaction fees from our U.S. and European buyout funds and our total transaction fees decreased approximately $43 million from those we received in 2014. This decrease is primarily due to the smaller number of large transactions consummated in 2015 as compared to 2014.
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
During periods in which a significant portion of our AUM is attributable to carry funds and fund of funds vehicles that are in the fundraising period or their investments are in the investment period that precedes harvesting, as has been the case from time to time, we may receive substantially lower distributions. Moreover, even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities at a reasonable value. If we were to have a realization event in a particular quarter, that event may have a significant impact on our quarterly results and cash flow for that particular quarter and may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest. For example, in 2013 and 2012 as compared to 2011, several of our portfolio companies engaged in recapitalization transactions, thereby returning capital to the investors in those companies. None of these transactions, however, produced realized carried interest.
We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our quarterly results and cash flow. Because our carry funds and fund of funds vehicles have preferred investor return thresholds that need to be met prior to us receiving any carried interest, declines in, or failures to increase sufficiently the carrying value of, the investment portfolios of a carry fund or fund of funds vehicle may delay or eliminate any carried interest distributions paid to us with respect to that fund or vehicle. This is because the value of the assets in the fund or vehicle would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any carried interest from that fund or vehicle.
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance fees are ultimately realized when (i) an investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative net returns are in excess of the preferred return and (iv) we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. When a fund enters into a position to take carried interest, we are generally entitled to a disproportionate “catch-up” level of profit allocation for a period before the amount of profit allocation to which we are entitled returns to a more normalized level. For example, during the period from late 2013 to early 2015, we benefited from “catch-up” carried interest on some of our largest funds. In the near future, we are unlikely to benefit from “catch-up” carried interest to the extent we have in previous years. In certain circumstances, may also need to reduce the amount of realized carried interest we receive in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. For financial reporting purposes, we started accruing carried interest in respect of CAP III and CEP III in the fourth quarter of 2013, which resulted in a cumulative catch-up of carried interest. Throughout 2014, CAP III and CEP III remained in a carry position, but profits were allocated to us in respect of these funds at a more normalized rate (i.e., 20%). In order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations, we did not realize any carried interest from CEP III until the second quarter of 2014 and from CAP III until the second quarter of 2015. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
With respect to certain of the hedge funds and vehicles that we advise, we are entitled to incentive fees that are paid annually, semi-annually or quarterly if the net asset value of an investor's account has increased. The incentive fees we earn are dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow. These funds also have “high-water mark” provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to an investor’s account until the net asset value of the investor’s account exceeds the highest period end value on which incentive fees were previously paid. For our hedge funds, in making their decision whether to increase or maintain allocations to our funds, our investors may consider, among other factors, the absolute performance and relative outperformance and lower volatility versus their respective benchmarks. Several of our hedge funds are currently below their high water marks.
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
The investment period of a fund may expire prior to the raising of a successor fund. Where appropriate, we may work with our limited partners to extend the investment period, which gives us the opportunity to invest any capital that remains in the fund. In general, the end of the original investment period (regardless of whether it is extended) will trigger a change in the capital base on which management fees are calculated from committed capital to invested capital. In some cases, a step-down in the applicable rate used to calculate management fees may also occur. For example, prior to raising a successor fund, the South America buyout fund’s original investment period ended in the second half of 2015, resulting in a change from committed capital to invested capital for the management fee base, despite a one-year extension to the investment period.
In some of our hedge funds, a reduction in the value of our Fee-earning AUM could result in a reduction in the management fees and incentive fees we earn from those funds. For example, our AUM in our GMS hedge fund operations declined $5.1 billion from December 31, 2014 to December 31, 2015, which adversely impacted fund management fees in 2015. Additionally, our hedge fund partnerships had outstanding redemption requests of $3.1 billion in the aggregate as of the beginning of the first quarter of 2016, which will negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions. In addition, our failure to successfully replace and grow Fee-earning AUM through the integration of recent acquisitions and anticipated new fundraising initiatives could have an adverse effect on our management fee revenue.
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

In addition, all of the Carlyle Holdings partnership units held by our founders are vested and a majority of the Carlyle Holdings partnership units that other key personnel received at the time of the Partnership’s initial public offering have vested. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Under the provisions of the partnership agreements governing most of our carry funds, the departure of various key Carlyle personnel could, under certain circumstances, relieve fund investors of their capital commitments to those funds, if such an event is not cured to the satisfaction of the relevant fund investors within a certain amount of time. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and may become a less effective retention tool.
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
If legislation were to be enacted by the U.S. Congress, state or local governments or certain foreign governments to treat carried interest as ordinary income rather than as capital gain for tax purposes, such legislation would materially increase the amount of taxes that we and possibly our unitholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “— Risks Related to U.S. Taxation - Our structure involves complex provisions of U.S. federal income tax law and international taxation for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “— Risks Related to our Company - Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.” For example, The United Kingdom proposed legislation in April 2015 that could change the scope of and tax rate for carried interest, which would impact certain funds and some of our professionals based in London.  While the number of Carlyle professionals that could be materially impacted by this legislation is relatively small, the potential revisions in the new tax regime in the United Kingdom could make employment at the firm less attractive for certain professionals.
Moreover, the value of the deferred restricted common units we may issue to our employees at any given time may subsequently fall (as reflected in the current market price of our common units), which could counteract the intended incentives. For example, at the close of trading on December 31, 2015, the price of our common units was $15.62. This was less than the average grant value of $25.62 per common unit for grants of deferred of restricted common units in 2015 and less than the $22 per common unit value of the grants awarded at the time of the Partnership’s initial public offering.
All of the Carlyle Holdings partnership units held by our founders are fully vested. Of the outstanding Carlyle Holdings partnership units held by our other senior Carlyle professionals, 68% are vested and 32% are unvested as of December 31, 2015. The unvested Carlyle Holdings units generally will vest in equal installments over the next three years on May 2 of each year. In addition, as of December 31, 2015, our employees held an aggregate of 18,420,434 unvested deferred restricted common units, which vest over various time periods, generally from one and a half to six years from the date of grant. As of December 31, 2015, our employees also held an aggregate of 6,741 unvested deferred restricted phantom units, which vest over three years from the date of grant. Since our initial public offering we have issued and expect to continue to issue additional equity to retain our employees. In 2015, we incurred equity compensation expenses of $176.2 million in connection with grants of deferred restricted common units. We did not issue any deferred restricted phantom units in 2015. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. The issuance of equity interests in our business in the future to our senior Carlyle professionals and other personnel would also dilute our unitholders.
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
In pursuing the interests of our fund investors, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to our fund investors and our discipline in this regard is in the long-term interest of us and our unitholders, our unitholders should understand this approach may have an adverse impact on our short-term profitability, and there is no guarantee that it will be beneficial in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. Additionally, in certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, such as our most recent power fund, we have provided “fee holidays” to certain investors in which we do not charge management fees for a fixed period of time (such as the first six months). We may receive requests to reduce management fees on other funds in the future. “—See Risks Related to Our Business- Our investors may negotiate to pay us lower management fees and the economic terms of our future may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
In prioritizing the interests of our fund investors, we may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. We have also waived management fees on certain leveraged finance vehicles at various times to improve returns. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “— Risks Related to Our Company — Our revenue, earnings and cash flow are variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.”
We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.
Our growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new market risks and legal and regulatory requirements. For example, in the past we have offered mutual funds, and are considering various investment products open to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. These activities also may impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk.

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

Each acquisition transaction presents unique challenges and if a new product, business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with fund investors in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges. For example, in February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. In connection with the restructuring, we commenced a wind down of the operations of DGAM. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding DGAM.
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
Our strategic initiatives may include joint ventures, which may subject us to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. We currently participate in joint advisory arrangements and may elect to participate in additional joint venture opportunities in the future if we believe that operating in such a structure is in our best interests. There can be no assurances that our current joint advisory arrangements will continue in their current form, or at all, in the future or that we will be able to identify acceptable joint venture partners in the future or that our participation in any additional joint venture opportunities will be successful.
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

Some legislative proposals have provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, common unitholders could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
The Obama administration has previously proposed policies similar to several offered in Congress that would tax income and gain, now treated as capital gains, including gain on disposition of interests, attributable to an ISPI at rates higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would be considered to be a qualified capital interest. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. More recently, newly-elected Speaker of the House, Paul Ryan, has indicated that comprehensive tax reform will be a high priority for the Republican leadership in Congress. Should comprehensive tax reform be undertaken, it could include a number of proposals that could be contrary to our business interests.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has considered legislation under which common unitholders, even if a nonresident, could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York, although it is unclear when or whether similar legislation will be enacted. In addition, states and other jurisdictions have considered legislation to increase taxes involving other aspects of our structure and have considered and enacted legislation which could increase taxes imposed on our income and gain. For example, the District of Columbia has passed legislation that could expand the portion of our income that could be subject to District of Columbia income or franchise tax.

Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.

Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational corporations. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, an area that focuses in part on payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, anti-inversion rules, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the U.S. or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
Various members of Congress have proposed the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. Other leading members of the Senate have proposed a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. Certain of these proposals would also include revenue raises to offset the reduction in the tax rate which may or may not be detrimental to us. As noted above, under “ - Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations; and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as our distributions to common unitholders and the market price of our common units, could be reduced.” Speaker of the House, Paul Ryan, has identified comprehensive tax reform as a priority for Congress, either in calendar year 2016 or more likely in the Congressional sessions in 2017-2018. Whether these or other proposals will be enacted by Congress and in what form is unknown, as are the ultimate consequences of the proposed legislation.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business, and damage to our reputation. Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber security has become a top priority for regulators around the world. For example, the SEC has announced that one of the 2016 examination priorities for the Office of Compliance Inspections and Examinations’ (OCIE) is on investment firms’ cyber security procedures and controls.
We operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, new investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.
We depend on our headquarters in Washington, D.C., where most of our administrative and operations personnel are located, and our office in Arlington, Virginia, which houses our treasury, tax and finance functions, for the continued operation of our business. However, our global employee base services our investment funds and investor needs out of 36 offices around the world. In order to reduce expenses in the face of a difficult economic environment, we may need to close smaller offices, terminate the employment of a significant number of our personnel or cut back or eliminate the use of certain services or service providers, that, in each case, could be important to our business and without which our operating results could be adversely affected.
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
Failure to maintain the security of our information and technology networks, including personally identifiable and investor information, intellectual property and proprietary business information could have a material adverse effect on us.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the European Union (the “EU”) or other jurisdictions or by various regulatory organizations or exchanges. Such an event could additionally disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations and state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new investors or discourage others from doing business with us. Some of our investment funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission and U.S. federal and state banking authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.

In the past several years, the financial services industry, and private equity in particular, has been the subject of heightened scrutiny by regulators around the globe.  In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees.  Notably, in 2015, there were a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against private fund managers in 2016.  This increased enforcement activity may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.

While the SEC’s recent list of examination priorities includes such items as cyber security compliance and controls and conducting risk-based examinations of never-before-examined investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to transparency and investor disclosure practices.   Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices.  To this end, many firms have received inquiries during examinations or directly from the SEC Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.  The SEC’s focus in these areas could impact Carlyle in various ways.  For example, the SEC has recently requested, on an informal basis, additional information about our historical monitoring fee acceleration practices - a topic of a recent enforcement action within the private equity industry.  We are cooperating fully with the SEC’s informal request.  In addition, our private equity funds frequently engage advisors who often work (generally, on a part-time basis) with our investment teams during due diligence, provide board-level governance and support and advise portfolio company leadership. Advisors generally are third parties, not considered Carlyle personnel and typically retained by us pursuant to consulting agreements. Generally these advisors are involved in non-Carlyle related activities, including serving on boards of companies that are not our portfolio companies. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our private equity funds may indirectly bear the operating executive’s compensation).  While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of these advisors, the SEC staff may disagree.

We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. In 2014, the SEC indicated that investment advisers that receive transaction-based compensation for investment banking or acquisition activities relating to fund portfolio companies may be required to register as broker-dealers. Specifically, the Staff has noted that if a firm receives fees from a fund portfolio company in connection with the acquisition, disposition or recapitalization of such portfolio company, such fees could raise broker-dealer concerns under applicable regulations related to broker dealers. To the extent we receive such transaction fees and the SEC takes the position that such activities render us a “broker” under the applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we could be subject to additional regulation. If receipt of transaction fees from a portfolio company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties or damages. As noted above, the SEC has informally requested additional information about our historical monitoring fee acceleration practices. We are cooperating fully with the SEC’s informal request. Even if a regulatory investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to such matters could harm our reputation. In addition, our ability to accelerate such fees in the future could be affected.
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
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. For example, in 2013, we launched two business development companies that are investment companies under the Investment Company Act and subject to the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. These additional regulatory requirements may expose us to liabilities and penalties if we fail to comply with the applicable rules and regulations.
In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office Foreign Assets Control (“OFAC”) engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose transactions even if they were permissible under U.S. law. Although the ITRA also expanded the scope of U.S. sanctions by requiring foreign entities majority owned or controlled by a U.S. person to abide by U.S. sanctions against Iran to the same extent as a U.S. person, this restriction and certain sanctions were lifted on January 16, 2016, when OFAC issued General License H and the U.S. Government relaxed or revoked other sanctions pursuant to the Joint Comprehensive Plan of Action (the “JCPOA”), a multilateral agreement regarding Iran’s nuclear program. The JCPOA did not alter, however, our ITRA obligation to separately file with the SEC a notice that specified activities have been disclosed in our quarterly and annual reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of ITRA-specified activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of any Iran-related activities, could harm our reputation and have a negative impact on our business. In the past, we have disclosed such dealings and transactions and to date, we have not received notice of any investigation into such activities.
Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
As a result of the global financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the domestic regulatory environment in which we operate in the United States. There has been an active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Regulatory focus on our industry has intensified in recent years and is expected to continue to do so.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions, which could have an adverse impact on our ability to conduct our business:

•
The The Dodd-Frank Act imposes a number of restrictions on the relationship and activities of banking organizations with private equity funds and hedge funds and other provisions that will affect the private equity industry, either directly or indirectly. Included in the Dodd-Frank Act is the so-called “Volcker Rule,” which takes the form of new Section 13 of the Bank Holding Company Act of 1956. Among other things, the Volcker Rule prohibits any “banking entity” (generally defined as any insured depository institution, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a private equity fund or hedge fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act of 1940 (as amended, the “1940 Act”). The Volcker Rule also requires certain nonbank financial companies that have been designated as systemically important by the Financial Stability Oversight Council (FSOC) and subject to supervision by the Federal Reserve to comply with additional capital requirements and comply with certain other quantitative limits on such activities, although such entities are not expressly prohibited from engaging in proprietary trading or sponsoring or investing in such funds. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or us, specifically.

•
The Dodd-Frank Act also imposes a new regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In connection with the Dodd-Frank Act, the CFTC has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions and regulatory requirements for cross-border swap activities. Most recently, on December 16, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by swap dealers and major swap participants who are not supervised by a “prudential regulator” (“covered swap entities”). The final rule generally requires covered swap entities, subject to certain thresholds and exemptions for inter-affiliate swaps, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as such entity and certain affiliates have an average aggregate daily notional amount of uncleared swaps exceeding $8 billion for June, July and August of the previous calendar year, to collect and post a minimum amount of “initial margin” in respect of each uncleared swap. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post or collect (as appropriate) “variation margin”. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

•
The Dodd-Frank Act amends the Exchange Act to direct the Federal Reserve and other federal regulatory agencies to adopt rules requiring sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities (the “U.S. Risk Retention Rules”). In October 2014, five federal banking and housing agencies (the Federal Deposit Insurance Corporation, the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) and the SEC issued the final credit risk retention rules. With respect to the regulation of CLOs, the U.S. Risk Retention Rules require that either (i) the “sponsor” (which, in most cases, will be us) or a “majority-owned affiliate” thereof (in each case as defined therein) will retain an “eligible vertical interest” or an “eligible horizontal residual interest” (in each case as defined therein) or any combination thereof in the CLO in the manner required by the U.S. Risk Retention Rules (provided that in certain circumstances, as described therein, a “sponsor” may offset the amount of “eligible interests” (as defined therein) it is required to own by the eligible interests in the CLO acquired by an “originator” (as defined therein) in such CLO) or (ii) the CLO is an “open market CLO” that buys and holds only certain “CLO-eligible loan tranches” (in each case as defined therein). Although the U.S. Risk Retention Rules will not become fully effective until December 24, 2016 (and CLOs issued prior to that date will be exempt from the requirements set forth in the U.S. Risk Retention Rules, except in connection with any offer and sale of securities thereunder after the U.S. Risk Retention Effective Date), the U.S. Risk Retention Rules contain provisions that may have adverse effects on us and/or the holders of the notes issued by our CLOs. While the impact of the rule on the loan securitization market and the leveraged loan market generally are uncertain, it is possible that any negative impact on secondary market liquidity for CLO securities may be experienced immediately, notwithstanding the effective date of the rule as to new transactions, due to effects of the rule on market expectations and the relative appeal of alternative investments not impacted by the rule or other factors. In addition, it is possible that the rule may reduce the number of collateral managers active in the market, which may result in fewer new issue CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. A contraction or reduced liquidity in the loan market could reduce opportunities for us and other CLO managers.

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

On December 18, 2014, the FSOC released a notice seeking public comment regarding potential risks to U.S. financial stability from asset management products and activities. The notice is intended to seek input from the public about potential risks to the U.S. financial system associated with liquidity and redemptions, leverage, operational functions, and resolution in the asset management industry. To date, the FSOC has not designated any asset managers, including Carlyle, as a systemically important financial institution. However, if we or any of our funds or activities were to be designated as a systemically important financial institution, or otherwise designated by the FSOC as presenting systemic risk, we would be subject to increased costs of doing business by virtue of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagement of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. FINRA recently proposed its own set of “pay to play” regulations that are similar to the SEC’s regulations. If enacted, the FINRA rule effectively prohibits the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. In December 2015, FINRA submitted revised proposals to the SEC for adoption and we are awaiting the release of the final regulations. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.

In addition, we may be impacted indirectly by guidance recently directed to regulated banking institutions with regard to leveraged lending practices. In March 2013, the U.S. federal banking agencies issued updated guidance on credit transactions characterized by a high degree of financial leverage. To the extent that such guidance limits the amount or increases the cost of financing we are able to obtain for our transactions, the returns on our investments may suffer.

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

Capital Requirements Directive IV (and related Regulation) (“CRD IV”), reforms the EU's capital requirements regime for credit institutions and investment firms. CRD IV implements the key Basel III reforms in the EU. These include amendments to the definition of capital and counterparty credit risk and the introduction of a leverage ratio and liquidity requirements. CRD IV has also been used to introduce other reforms, such as the cap on bankers' bonuses, and generally to introduce stricter control on remuneration of key employees and risk takers within certain credit institutions and investment firms. Member states were required to transpose these requirements from January 1, 2014. The extent of CRD IV’s impact will differ based on a variety of factors, including the firm’s size and the nature of its activities. In addition, it is possible that other regulators may seek to impose similar controls on the provisions on renumeration.  Currently, Carlyle is not required to comply with CRD IV’s restrictive remuneration provisions.  However, to the extent that European regulators determine that Carlyle must comply with these restrictions or such regulators incorporate similar restrictions into other European directives to which Carlyle is subject, it may be necessary for certain of our subsidiaries to change their compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel.

The AIFMD was implemented in most jurisdictions in the European Economic Area, (the “EEA”), on July 22, 2014. In general, the AIFMD regulates alternative investment fund managers (“AIFMs”) of a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the circumstances) outside the EEA. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD is intended to have a staged implementation through 2018, but certain key milestones related to the implementation have been delayed. As a result of the business activities of certain of our subsidiaries, such subsidiaries currently are subject to various compliance obligations in connection with the AIFMD, including investor and regulatory reporting, portfolio company asset stripping restrictions, deal-related notifications and remuneration reporting. AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM under the AIFMD by the Authority for Financial Markets in the Netherlands. Further, to the extent that other of our subsidiaries obtain authorization under the AIFMD, additional compliance obligations also will apply to these and other of our entities, including rules relating to the remuneration of certain personnel, minimum regulatory capital requirements and restrictions on use of leverage.  These and other AIFMD obligations may have an adverse effect on us and/or our investment funds by, among other things, increasing the regulatory burden and costs of raising money and doing business in EEA jurisdictions, imposing capital requirements on our business, imposing extensive disclosure obligations on certain investment funds and portfolio companies, and disadvantaging our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors which may not be subject to the requirements of the AIFMD.

Certain of our European subsidiaries must comply with the pan-European regime established by MiFID which regulates the provision of investment services and conduct of investment activities throughout the European Economic Area. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. As MiFID has been substantially amended over the years and further strengthening of certain provisions was deemed necessary and timely after the financial crisis, European regulators concluded the regulation should be revised, which has led to the creation of a replacement directive and regulation (together “MiFID II”). MiFID II was published in 2014 and is scheduled to become effective in 2017. When effective, MiFID II will enhance numerous aspects of the existing regulations and is expected to impose many new compliance requirements on our European operations, which will increase our costs of compliance. We may be required to invest significant additional management time and resources to address the new requirements.
Additionally, certain of our subsidiaries are subject to various aspects of the European Market Infrastructure Regulation (“EMIR”). Among other things, EMIR imposes a set of requirements on European Union derivatives activities, including risk mitigation, risk management, regulatory reporting and margin and clearing requirements. Given the global scale of the derivatives activity of various Carlyle entities, the various regulatory regimes to which Carlyle is subject could result in duplication of administration and increased transaction costs related to such derivatives activities.

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

The European Union has adopted certain risk retention and due diligence requirements (“EU Risk Retention and Due Diligence Requirements”) in respect of various types of EU-regulated investors including our credit institutions, authorized AIFMs, investment firms, insurance and reinsurance undertakings and Undertakings for Collective Investment in Transferable Securities (UCITS) funds.  Among other things, such requirements restrict an investor who is subject to the EU Risk Retention and Due Diligence Requirements, including us, from investing in securitizations unless: (i) the originator, sponsor or original lender in respect of the relevant securitization has explicitly disclosed that it will retain, on an on-going basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) is able to demonstrate that it has undertaken certain due diligence in respect of various matters including but not limited to its note position, the underlying assets and (in the case of certain types of investors) the relevant sponsor or originator.  The European Commission, on September 30, 2015, proposed new regulations which would, among other things, consolidate and restate the different EU Risk Retention and Due Diligence Requirements into a single rule that would apply to the types of investors subject to the existing EU Risk Retention and Due Diligence Requirements and to certain other types of EU institutional investors. In the proposed regulations, the European Commission proposed that “an entity shall not be considered to be an originator where the entity has been established or operates for the sole purpose of securitising exposures.” These proposed rules are subject to further review and must be adopted by the European Parliament and Council. At this time it is uncertain to what extent any changes in the existing EU Risk Retention and Due Diligence Requirements will apply to existing transactions and there can be no assurances as to whether and to what extent such transactions will be affected by a change in law or regulation relating to the EU Risk Retention and Due Diligence Requirements. Failure to comply with one or more of the requirements may result in various penalties, including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge on the notes issued by our CLOs acquired by the relevant investor. In addition such regulations could have a negative impact on the price and liquidity of certain of our EU CLO notes in the secondary market.
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

In addition, derivatives regulations in the United States and Europe are effectively transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which a majority of swap transactions are executed on registered exchanges and cleared through central counterparties. These regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We are evaluating final rules promulgated separately by the CFTC and certain U.S. prudential regulators, as well as awaiting certain related rules under the European Market Infrastructure Regulation to determine the impact on our business. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures.
Furthermore, the CFTC has proposed rules relating to position limits on derivatives (including futures, options and swaps) with certain underlying reference assets, as well as supplemental rules relating to the aggregation of derivative positions among commonly owned or controlled entities and exemptions from such aggregation. Certain of the CFTC commissioners have indicated publicly that the agency intends to finalize these rules in 2016. In addition to these U.S. requirements, we may be subject to similar position limit requirements in Europe under MiFID II, once it is effective. As proposed, MiFID II includes intra-day aggregation requirements for certain derivative positions. Currently, MiFID II is scheduled to come into effect in January 2017. The finalization of these various rules and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Moreover, in order to avoid exceeding position limits, it is possible that we and our affiliates may need to significantly alter our business processes related to such trading, including by modifying trading strategies and instructions.
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
In addition, to the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. For example, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, Urbplan Desenvolvimento Urbano S.A. (“Urbplan”) a portfolio investment of certain Carlyle real estate investment funds that we began to consolidate as of September 30, 2013, began facing serious liquidity problems in late 2012 and required additional capital infusions to continue operations. If Urbplan fails to complete its construction projects, customers or other creditors in certain circumstances might seek to assert claims against us under certain consumer protection or other laws. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified with respect to their conduct in connection with the management of the business and affairs of our private equity funds. For example, we have agreed to indemnify directors and officers of Carlyle Capital Corporation Limited in connection with the matters involving that fund discussed under “Part I. Item 3. Legal Proceedings.” However, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

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
We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the alternative asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addition, as we expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over the Investment Solutions segment's constituent firms: AlpInvest and Metropolitan, we have erected an information barrier between the management teams at these firms and the rest of Carlyle. See “— Risks Related to Our Business Operations— Our Investment Solutions business is subject to additional risks.” In addition, we may come into possession of material, non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.

Risks Related to Our Business Operations
Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our hedge funds, a reduction in the value of our AUM in such funds would result in a reduction in management fees and incentive fees we earn. In other funds we manage, such as our private equity funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s or fund of funds vehicle’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our unitholders did not receive any benefit. See “— We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
Poor performance of our investment funds may also make it more difficult for us to raise new capital. Investors in carry funds and fund of funds vehicles might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. For example, our AUM in our GMS hedge fund operations declined approximately $5.1 billion from December 31, 2014 to December 31, 2015, which adversely impacted fund management fees in 2015. Additionally, our hedge fund partnerships had outstanding redemption requests of $3.1 billion in the aggregate as of the beginning of the first quarter of 2016, which will negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions.
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
Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Third-party investors in private equity, real assets and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Although many investors have increased the amount of commitments they are making to alternative investment funds and aggregate fundraising totals are near the highest they've been since 2008, there can be no assurance that this historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of alternative asset managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The lack of clarity around regulations, including BEPS, may also limit our fund investors' ability to claim double tax treaty benefits on their investments, which may limit their investments in our funds. We are currently working to create avenues through which we expect to attract a new base of individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.

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
Unlike our closed-end investment funds, our open-ended hedge funds are subject to redemptions on a quarterly or more frequent basis and investors can generally decide to exit their fund investments at any time. For example, our AUM in our GMS hedge fund operations declined $5.1 billion from December 30, 2014 to December 31, 2015, which adversely impacted fund management fees in 2015. Additionally, our hedge fund partnerships had outstanding redemption requests of $3.1 billion in the aggregate as of the beginning of the first quarter of 2016, which will negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions.
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
Growing investor demands may also increase our expenses. To address the evolving needs of our investor base, we have expanded our LP relations team, deepened our relationships with intermediaries and made investments in our investor services and global technology and solutions departments. These advances have increased our operating expenses and may continue to do so.

Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. For instance, we have received and expect to continue to receive requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our investors (or to decline to receive any transaction fees from portfolio companies owned by our funds). To the extent we accommodate such requests, it could result in a decrease in the amount of fee revenue we earn. See “—A decline in the pace or size of investments by our carry funds or fund of funds vehicles could result in our receiving less revenue from transaction fees. Additionally, a change in terms which increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees.” Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. In certain cases, such as our most recent power fund, we have provided “fee holidays” to certain fund investors during which we do not charge management fees for a fixed period of time (such as the first six months) or we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “— The alternative asset management business is intensely competitive.”

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

•	our investment funds’ returns in some years have benefited from investment opportunities and general market conditions that may not repeat themselves;

•
our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and the circumstances under which our funds may make future investments may differ significantly from those conditions prevailing in the past (including, for example, particularly favorable borrowing conditions from 2013 through early 2015 for many of our investments which relied heavily on the use of leverage; however, more recently, debt markets have tightened in the U.S. and may not be as accommodating in future years);

•	newly-established funds may generate lower returns during the period that they take to deploy their capital.
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Segment Analysis - Fund Performance Metrics” for additional information.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Many of our carry funds’ and fund of funds vehicles’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our CPE and Real Assets businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments thereby reducing returns. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, the interest payments on the indebtedness used to finance our carry funds’ and fund of funds vehicles’ investments have historically been deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results. On October 5, 2015, the OECD published additional papers under the BEPS initiative. In action 4, the OECD recommends that countries adopt a limitation on excessive deductions under a fixed ratio rule and supplemented by a worldwide group ratio and certain targeted rules as needed. It is anticipated that ratios may range between 10% and 30%. It is still unclear how different countries will implement the various recommendations and it is unclear how this will affect the current deductibility of interest in the various jurisdictions. See “— Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
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
In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction fees we share with our fund investors (or to decline to receive transaction fees from portfolio companies held by our funds). To the extent we change our current fee practices, it could result in a decrease in the amount of fee revenue we earn. For example, in our latest U.S. buyout fund, fund investors are generally entitled to receive 80% of any transaction fees we generate. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”

The alternative asset management business is intensely competitive.
The alternative asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition, types of products offered and business reputation. Our alternative asset management business, as well as our investment funds, competes with a number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional asset managers, real estate development companies, commercial banks, investment banks and other financial institutions (as well as sovereign wealth funds and other institutional investors). A number of factors serve to increase our competitive risks:

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
We may lose investment opportunities in the future if we do not match investment prices, structures, products or terms offered by our competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by our competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the alternative asset management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability. See “— Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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

Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Fraud, accounting irregularities and deceptive practices can be especially difficult to detect in such locations. In addition, investment opportunities may arise in companies that have historic and/or unresolved regulatory, tax, fraud or accounting related investigations, audits or inquiries and/or have been subjected to public accusations of improper behavior. However, even heightened and specific due diligence and investigations with respect to such matters may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity and/or will be able to accurately identify, assess and quantify settlements, enforcement actions and judgments that may arise and which could have a material adverse effect on the portfolio company’s business, financial condition and operations, as well potential significant harm to the portfolio company’s reputation and prospects. We cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment. Failure to identify risks associated with our investments could have a material adverse effect on our business.

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
Real estate markets may experience sharp increases in capitalization rates and declines in value as a result of the overall economic decline and the limited availability of financing and the value of certain investments in our real estate funds may decline significantly, as was the case in 2008 and 2009 in the United States, Europe and Japan. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, our funds’ properties may be managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.
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

Our investment funds may invest in assets denominated in currencies which that differ from the currency in which the Fund is denominated.

When our investment funds invest in assets denominated in currencies that differ from the currency that the relevant fund is denominated in, fluctuations in currency rates could impact the performance of the investment funds.  For example, one of our EUR-denominated buyout funds made several US Dollar-denominated investments which benefited significantly from the strength of the US Dollar in 2015.  We also have a number of investment funds which are denominated in US Dollars but invest primarily or exclusively in assets denominated in foreign currencies and therefore whose performance can be negatively impacted by strengthening of the US Dollar even if the underlying investments perform well in local currency.  Examples include our Buyout, Growth Capital, and Real Estate funds in Asia as well as our Buyout funds in South America and Africa.

We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “— Risks Related to Our Business Operations -Risk management activities may adversely affect the return on our funds’ investments.” And “Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”

Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. A substantial amount of these foreign investments consist of investments made by our carry funds. For example, as of December 31, 2015, approximately 40% of the equity invested by our carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:

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
If, at the end of the life of a carry fund (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our common unitholders did not receive any benefit. This obligation is known as a “giveback” obligation. As of December 31, 2015, we had accrued a giveback obligation of $252.0 million, inclusive of giveback obligations accrued for Consolidated Funds, representing the giveback obligation that would need to be paid if the carry funds were liquidated at their current fair values at that date. Approximately $215 million of this accrued liability relates to our interests in the Legacy Energy Funds. Any giveback obligation required to be funded on behalf of our Legacy Energy Funds would generally be due upon the liquidation of assets from the funds, which is anticipated to occur in 2017 for Energy II and 2022 for Renew II. If, as of December 31, 2015, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.9 billion, on an after-tax basis where applicable. Since inception we have paid $53.9 million back to fund investors to satisfy our giveback obligations.
Although a giveback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2015, approximately $153 million of our accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We also set aside cash reserves from carried interest we receive and retain for potential giveback obligations that we may be required to fund in the future. However, we have not set aside additional cash reserves relating to the secondary liability we retain for the giveback obligations attributable to our individual senior Carlyle professionals and other employees if they fail to satisfy these obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See “Part I. Item 1. Business -Structure and Operation of Our Investment Funds -Incentive Arrangements / Fee Structure” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations- Contingent Obligations (Giveback)” and Notes 2 and 11 to the consolidated financial statements.
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
Investors in our hedge funds may generally redeem their investments on an annual, semi-annual or quarterly basis without penalty following the expiration of a specified period of time when capital may not be withdrawn (typically between three months and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenue and cash flow. For example, our AUM in our GMS hedge fund operations declined $5.1 billion from December 31, 2014 to December 31, 2015. Additionally, our hedge fund partnerships had outstanding redemption requests of $3.1 billion in the aggregate as of the beginning of the first quarter of 2016, which will negatively impact management fee revenue in our GMS segment if such redemptions are not replaced with subscriptions.
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
In addition, our failure to comply with applicable pay-to-play laws, regulations and/or policies adopted by a number of states and municipal pension funds as well as the New York Attorney General’s Public Pension Fund Reform Code of Conduct, may, in certain instances, excuse a public pension fund investor from its obligation to make further capital contributions relating to all or any part of an investment or allow it to withdraw from the fund. If a public pension fund investor were to seek to be excused from funding a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including coinvestment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. Different private equity funds may invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our funds could acquire a debt security issued by the same company in which one of our buyout funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a portfolio company was to develop insolvency concerns, and that conflict would have to be carefully managed by us. It is also possible that in the event the portfolio company goes through a bankruptcy proceeding, the interests of the fund holding the debt securities may be subordinated, recharacterized or otherwise adversely affected by virtue of the involvement and actions of the fund holding the equity in the portfolio company. In such a case, the debt security could be converted into equity and the prospects of repayment greatly diminished. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies and conflicts could also arise in respect of the ultimate disposition of such investments. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.

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

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. See “Rapidly changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business."
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
Our energy teams focus on investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including:

•	the use of new technologies;

•	reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data for each reservoir;

•
encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks; and

•	the volatility of oil and natural gas prices.
The price of oil continued to fall dramatically in 2015 and has been volatile into early 2016.  Our current exposure to the energy sector is primarily through our Legacy Energy funds, which had approximately $6.3 billion in AUM as of December 31, 2015.  Notwithstanding the size of the funds, our economic interest in these funds is limited pursuant to the terms of our relationship with Riverstone.  For example, we receive a range of performance fees from our Legacy Energy funds, from 40% from the earlier vintage funds to 16% of the performance fees generated by Energy IV, with a weighted average of 19% based on remaining fair value invested.  Due to the performance of the Legacy Energy funds in the fourth quarter, a majority of the Legacy Energy funds were in a giveback position as of December 31, 2015. If investment performance does not improve, Carlyle and certain senior Carlyle professionals will be required to fund such giveback obligation at the end of the life of the relevant fund.  See “—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Since the global financial crisis, we have experienced and subsequent recovery has caused significant fluctuations in the value of securities held by our funds. The concomitant recession and recovery in the real economy subsequent to the global financial crisis also exerted a significant impact on overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered six consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as geopolitical events, increased risk of deflation interacting with high debt levels, particularly in the energy sector, and external economic weakness. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that anticipated that global GDP would quickly return to its pre-crisis trend. The continued weakness in emerging market economies (EMEs) also creates risk for companies that export or operate in these markets. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit markets. The sustained decline in the price of energy and other commodities could have a material and adverse impact on portfolio companies operating in the energy and commodity sectors, including industrial companies that manufacture equipment sold into these end markets. Declines in commodity prices reduce the market value and cash flow performance of loans, bonds, or equity issued by companies in the resources sectors. Continued weakness in EMEs could also increase default risk on U.S. dollar-denominated bonds issued by businesses domiciled in EMEs, particularly in those economies whose currencies have declined sharply relative to the U.S. dollar. An increase in emerging markets corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to these downward trends. With respect to real estate, various factors could halt or limit a recovery in the housing market and have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a portfolio company or real estate investment that is experiencing difficulties, we may be required to consolidate such entity into our financial statements under applicable U.S. GAAP. See “—Risks Related to Our Organizational Structure-The Consolidation of Investment Funds, Holding Companies or Operating Businesses of Our Portfolio Companies Could Make it More Difficult to Understand the Operating Performance of the Partnership and Could Create Operational Risks For the Partnership.”

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

The terms of our contracts with third parties surrounding securities transactions are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

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

•
Pursuant to our current arrangements with the various businesses, we currently restrict our participation in the investment activities undertaken by our Investment Solutions segment (including with respect to AlpInvest and Metropolitan), which may in turn limit our ability to address risks arising from their investment activities. For example, although we maintain ultimate control over AlpInvest, AlpInvest’s management team (who are our employees) continues to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, Carlyle representatives will serve on the management board of AlpInvest, but we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest investment business, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the Investment Solutions business, relative to other Carlyle investment funds.

•
Historically, the main part of AlpInvest capital commitments have been obtained from its initial co-owners, with such owners thereby holding, specific contractual rights with respect to potential suspension or termination of investment commitments made to AlpInvest.

•
Similar to other parts of our business, Investment Solutions is seeking to broaden its investor base by advising separate accounts for investors on an account-by-account basis and the number and complexity of such investor mandates and fund structures has increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors.

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

•
Our fund of funds business could be subject to the risk that other sponsors will no longer be willing to provide these fund of funds with investment opportunities as favorable as in the past, if at all, as a result of our ownership of AlpInvest and Metropolitan.

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

Through our ownership of Carlyle Commodity Management, our funds may hold physical commodities. These investments incur storage and insurance costs and may suffer the risk of loss from storage inadequacy, insurance counterparty default, and spoilage.
Risks Related to Our Organizational Structure
Our common unitholders do not elect our general partner or, except in limited circumstances, vote on our general partner’s directors and have limited ability to influence decisions regarding our business.
Our general partner, Carlyle Group Management L.L.C., which is owned by our senior Carlyle professionals, manages all of our operations and activities. The limited liability company agreement of Carlyle Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless, as determined on January 31 of each year, the total voting power held by holders of the special voting units in The Carlyle Group L.P. (including voting units held by our general partner and its affiliates) in their capacity as such, or otherwise held by then-current or former Carlyle personnel (treating voting units deliverable to such persons pursuant to outstanding equity awards as being held by them), collectively, constitutes less than 10% of the voting power of the outstanding voting units of The Carlyle Group L.P. As of December 31, 2015, the percentage of the voting power of The Carlyle Group L.P. limited partners collectively held by those categories of holders and calculated in this manner was approximately 75%. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by members of our general partner holding a majority in interest of the voting power of the members, which voting power is allocated to each member ratably according to his or her aggregate relative ownership of our common units and partnership units. As a result, our common unitholders have limited ability to influence decisions regarding our business.
Our senior Carlyle professionals will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.
TCG Carlyle Global Partners L.L.C., an entity wholly owned by our senior Carlyle professionals, holds a special voting unit that provides it with a number of votes on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters) that is equal to the aggregate number of vested and unvested Carlyle Holdings partnership units held by the limited partners of Carlyle Holdings. As of December 31, 2015, a special voting unit held by TCG Carlyle Global Partners L.L.C. provided it with approximately 75% of the total voting power of The Carlyle Group L.P. limited partners. Accordingly, our senior Carlyle professionals generally will have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of The Carlyle Group L.P.
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
The tax receivable agreement provides that upon certain changes of control, or if, at any time, the corporate taxpayers elect an early termination of the tax receivable agreement, the corporate taxpayers’ obligations under the tax receivable agreement (with respect to all Carlyle Holdings partnership units whether or not previously exchanged) would be calculated by reference to the value of all future payments that the limited partners of the Carlyle Holdings partnerships would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that the corporate taxpayers’ will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Carlyle Holdings partnership units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. Assuming that the market value of a common unit were to be equal to $15.62 per common unit, which is the closing price per common unit as of December 31, 2015, and that LIBOR were to be 1.98%, we estimate that the aggregate amount of these termination payments would be approximately $809 million if the corporate taxpayers were to exercise their termination right.
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
For instance, in the last two years, the FASB has issued several accounting standard updates that will change how we account for and report significant areas of our business. Beginning in 2016, we are required to change the way we evaluate certain legal entities for consolidation. This accounting standard update is expected to reduce the number of funds we consolidate and will reduce our total assets, total liabilities and total partners' capital. Further, in May 2014, the FASB issued a final accounting standard that changes the way issuers recognize revenue in their financial statements. This new accounting method is expected to change how and when we account for and report performance fee revenues in our financial statements. The accounting change related to the recognition of revenue is effective January 1, 2018; however, we may choose to adopt the new standard retrospectively.

The changes to GAAP will also impose special demands on issuers in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as the design of compensation plans.

The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Partnership and could create operational risks for the Partnership.
Under applicable US GAAP standards, we may be required to consolidate certain of our investment funds, holding companies or operating businesses if we determine that these entities are VIEs and that the Partnership is the primary beneficiary of the VIE. The consolidation of such entities could make it difficult for an investor to differentiate the assets, liabilities, and results of operations of the Partnership apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements and similarly we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs. For example, under current US GAAP standards, we generally are required to consolidate onto our financial statements the CLOs that we manage. In 2015, we formed eight new CLOs and consolidated the financial positions and results of operations of such CLOs into our consolidated financial statements beginning on their respective formation dates or closing dates. The total assets and total liabilities of the CLOs included in the Partnership’s consolidated financial statements were approximately $18.6 billion and $18.5 billion, respectively, as of December 31, 2015. In some circumstances, the issuance of credit or other financial support could trigger the consolidation of an entity onto our financial statements. For example, commencing with the issuance of credit support in connection with a potential tax liability of Carlyle Europe Real Estate Partners, L.P. (“CEREP I”) in July 2012, CEREP I became a VIE and the Partnership became its primary beneficiary. Accordingly, as of that date, the Partnership began to consolidate the fund into its consolidated financial statements. As of December 31, 2015, this fund reported total assets of approximately $2.6 million and total liabilities of approximately $1.6 million.

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
In addition, as of December 31, 2015, limited partners of the Carlyle Holdings partnerships owned an aggregate of 243,619,604 Carlyle Holdings partnership units. Pursuant to our exchange agreement with the limited partners of the Carlyle Holdings partnerships, the limited partners may, subject to any applicable vesting and minimum retained ownership requirements and transfer restrictions applicable to such limited partners as set forth in the partnership agreements of the Carlyle Holdings partnerships, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Carlyle Holdings partnership units for The Carlyle Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. In addition, entities affiliated with Mubadala Development Company, an Abu-Dhabi based strategic development and investment company (“Mubadala”) held 23,517,939 Carlyle Holdings partnership units as of December 31, 2015. Mubadala is generally entitled to exchange Carlyle Holdings partnerships units for common units (subject to the terms of the exchange agreement) and such common units would not be subject to transfer restrictions. We have entered into registration rights agreements with the limited partners of Carlyle Holdings that generally require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence -Registration Rights Agreements.” Provisions of the partnership agreements of the Carlyle Holdings partnerships and related agreements that contractually restrict the limited partners of the Carlyle Holdings partnerships’ ability to transfer the Carlyle Holdings partnership units or The Carlyle Group L.P. common units they hold may lapse over time or be waived, modified or amended at any time.
Under our Equity Incentive Plan, we have granted 35,471,499 deferred restricted common units as of December 31, 2015. Additional common units and Carlyle Holdings partnership units will be available for future grant under our Equity Incentive Plan, which plan provides for automatic annual increases in the number of units available for future issuance. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units or securities convertible into or exchangeable for common units issued or available for future grant under our Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales of our common units on behalf of, plan participants, including in connection with sales of common units to fund tax obligations payable in connection with awards under our Equity Incentive Plan.
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
The Carlyle Group L.P.’s interest in certain of our businesses will be held through Carlyle Holdings I GP Inc. and Carlyle Holdings III GP L.P., which will be treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.
In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, The Carlyle Group L.P. holds its interest in certain of our businesses through Carlyle Holdings I GP Inc. and Carlyle Holdings III GP L.P., which are treated as corporations for U.S. federal income tax purposes. Carlyle Holdings I GP Inc. could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of your investment.
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
Generally, under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) provisions of the Internal Revenue Code, certain non-U.S. persons are subject to U.S. federal income tax in the same manner as U.S. persons on any gain realized on the disposition of an interest, other than an interest solely as a creditor, in U.S. real property. In December 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law providing some exemptions from FIRPTA tax for certain types of non-U.S. persons. An interest in U.S. real property includes stock in a U.S. corporation (except for certain stock of publicly traded U.S. corporations) if interests in U.S. real property constitute 50% or more by value of the sum of the corporation’s assets used in a trade or business, its U.S. real property interests and its interests in real property located outside the United States (a “United States Real Property Holding Corporation” or “USRPHC”). The FIRPTA tax applies to certain non-U.S. holders holding an interest in a partnership that realizes gain in respect of an interest in U.S. real property or an interest in a USRPHC. We may, from time to time, make certain investments (other than direct investments in U.S. real property), for example, through one of our investment funds held by Carlyle Holdings II GP L.L.C. that could constitute investments in U.S. real property or USRPHCs. If we make such investments certain non U.S. holders will be subject to U.S. federal income tax under FIRPTA on such holder’s allocable share of any gain we realize on the disposition of a FIRPTA interest and will be subject to the tax return filing requirements regarding ECI discussed above.
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
We may be liable for adjustments to our tax returns as a result of recently enacted legislation.
Legislation was recently enacted that significantly changes the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge.  There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (1) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this new legislation on us are uncertain, and we are currently assessing the impact of this new legislation.
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
Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain foreign investors.
Under the Foreign Account Tax Compliance Act (“FATCA”), a broadly defined class of foreign financial institutions are required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes. In connection with this regulation, various foreign governments have entered into intergovernmental agreements, or IGAs, with the U.S. government. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an IGA to implement this legislation, the foreign financial institutions may comply with revised diligence and reporting obligations of such IGA). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit our ability to open bank accounts and secure funding in the global capital markets. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. In addition, we expect to incur additional expenses related to our compliance with such regulations. Other countries, such as the United Kingdom and the Cayman Islands, have implemented regimes similar to that of FATCA.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 35 offices, including our office in Arlington, Virginia, which houses our treasury, tax and finance functions. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, the Partnership is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements in excess of amounts accrued. The Partnership believes that the matters described below are without merit and intends to vigorously contest all such allegations for the matters that have not been resolved.

Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Partnership defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital was stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively in certain circumstances and activity related to the suit resumed in the fall of 2015. A new judge has been appointed to hear the case and the Attorney General recently moved to dismiss the entire litigation so that the Attorney General can pursue its own recovery from the defendants in the action. Oral argument on that motion to dismiss is scheduled for April 2016.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by the Partnership that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. In September 2015, the liquidators served expert reports. Expert witness reports for defendants were served during the first week of February 2016. The Court has set a pretrial conference for early April 2016 and trial is scheduled for June 2016.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorney generals, FINRA and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. Recently, the SEC has informally requested additional information about our historical practices relating to the acceleration of monitoring fees received from our portfolio companies. We are cooperating fully with the SEC's inquiry.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Partnership's consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

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
The number of holders of record of our common units as of February 19, 2016 was 28. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.
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
With respect to distribution year 2015, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $163.7 million, or $2.07 per common unit, consisting of (i) $0.29 per common unit in respect of the fourth quarter of 2015, which is payable on March 2, 2016 to common unitholders of record on February 23, 2016, (ii) $0.56 per common unit in respect of the third quarter of 2015, which was paid on November 24, 2015, (iii) $0.89 per common unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv) $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2015 were $251.0 million, representing the distributions paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014, $0.33 per common unit with respect to the first quarter of 2015, $0.89 per common unit with respect to the second quarter of 2015, and $0.56 per common unit with respect to the third quarter of 2015.
With respect to distribution year 2014, the Board of Directors of our general partner declared distributions to common unitholders totaling approximately $143.2 million, or $2.09 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per common unit (approximately $110.9 million), which is payable on March 6, 2015 to holders of record of common units at the close of business on February 23, 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2014 were $102.7 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2014.
With respect to distribution year 2013, the Board of Directors of our general partner declared distributions to common unitholders totaling approximately $93.5 million, or $1.88 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2013 and an additional distribution in respect of the fourth quarter of 2013 of $1.40 per common unit ($70.4 million) which was paid in March 2014. Distributions to common unitholders paid during the calendar year ended December 31, 2013 were $59.9 million, representing the amount paid in March 2013 of $0.85 per common unit with respect to the fourth quarter of 2012 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2013.
With respect to distribution year 2015, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $530.1 million, or $2.17 per Carlyle Holdings unit, consisting of (i) $0.35 per Carlyle Holdings unit in respect of the fourth quarter of 2015, which is payable on March 1, 2016 to Carlyle Holdings unitholders of record on February 23, 2016, (ii) $0.60 per Carlyle Holdings unit in respect of the third quarter of 2015, which was paid in November 2015, (iii) $0.89 per Carlyle Holdings unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv)

$0.33 per Carlyle Holdings unit in respect of the first quarter of 2015, which was paid in May 2015.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2015 were $848.5 million, representing the distributions paid in March 2015 of $1.61 per Carlyle Holdings unit with respect to the fourth quarter of 2014, $0.33 per Carlyle Holdings unit with respect to the first quarter of 2015, $0.89 per Carlyle Holdings unit with respect to the second quarter of 2015, and $0.60 per Carlyle Holdings unit with respect to the third quarter of 2015.
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
The following table sets forth the high and low sales prices per unit of our common units, for the periods indicated:

	Sales Price
	2015		2014
	High	Low	High	Low
First Quarter	$29.18	$24.42	$39.38	$31.29
Second Quarter	$31.88	$27.11	$35.99	$28.78
Third Quarter	$28.96	$16.60	$35.99	$29.07
Fourth Quarter	$20.65	$14.78	$30.69	$25.21

No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2015.
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Carlyle Holdings partnership units.

Sales of Unregistered Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data presents selected data on the financial condition and results of operations of The Carlyle Group L.P. and, for periods prior to May 8, 2012, the financial condition and results of operations of Carlyle Group, the predecessor of The Carlyle Group L.P., which is comprised of the combined accounts of the holding entities that owned our business prior to the reorganization in connection with the initial public offering (the “former Parent Entities”) as well as their majority-owned subsidiaries. Carlyle Group is considered the predecessor of The Carlyle Group L.P. for accounting purposes, and its combined and consolidated financial statements are the historical financial statements of The Carlyle Group L.P. This financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in this Annual Report on Form 10-K.
We derived the following selected consolidated financial data of The Carlyle Group L.P. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2013 were derived from the audited consolidated financial statements of The Carlyle Group L.P. which are not included in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and

2011 were derived from the historical audited combined and consolidated financial statements of Carlyle Group which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions, except per unit data)
Statement of Operations Data
Revenues
Fund management fees	$1,085.2	$1,166.3	$984.6	$977.6	$915.5
Total Performance fees	824.9	1,674.4	2,375.3	1,041.1	1,121.6
Investment income (loss)	15.2	(7.2)	18.8	36.4	78.4
Interest and other income and revenues	1,080.9	1,046.8	1,062.5	918.0	729.8
Total Revenues	3,006.2	3,880.3	4,441.2	2,973.1	2,845.3

Total Expenses	3,468.4	3,775.4	3,693.9	2,291.2	1,347.1

Other Income (Loss)	864.4	887.0	696.7	1,758.0	(315.4)
Income before provision for income taxes	402.2	991.9	1,444.0	2,439.9	1,182.8
Provision for income taxes	2.1	76.8	96.2	40.4	28.5
Net income	400.1	915.1	1,347.8	2,399.5	1,154.3
Net income (loss) attributable to non-controlling interests in consolidated entities	537.9	485.5	676.0	1,756.7	(202.6)
Net income (loss) attributable to Carlyle Holdings	(137.8)	429.6	671.8	642.8	$1,356.9
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(119.4)	343.8	567.7	622.5
Net income (loss) attributable to The Carlyle Group L.P.	$(18.4)	$85.8	$104.1	$20.3
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$(0.24)	$1.35	$2.24	$0.48
Diluted	$(0.30)	$1.23	$2.05	$0.41
Distributions declared per common unit	$3.39	$1.88	$1.33	$0.27

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$991.5	$1,242.0	$966.6	$567.1	$509.6
Investments and accrued performance fees	$3,874.5	$4,727.2	$4,418.9	$3,073.7	$2,644.0
Investments of Consolidated Funds(1)	$23,998.8	$26,028.8	$26,886.4	$24,815.7	$19,507.3
Total assets	$32,191.0	$35,994.3	$35,622.3	$31,566.6	$24,651.7

Loans payable and senior notes	$1,145.1	$1,146.9	$940.6	$886.3	$860.9
Loans payable of Consolidated Funds	$17,064.7	$16,052.2	$15,220.7	$13,656.7	$9,689.9
Total liabilities	$23,267.5	$23,138.3	$20,892.9	$17,983.8	$13,561.1

Redeemable non-controlling interests in consolidated entities	$2,845.9	$3,761.5	$4,352.0	$2,887.4	$1,923.4
Total partners’ capital	$6,077.6	$9,094.5	$10,377.4	$10,695.4	$9,167.2

(1)
The entities comprising our Consolidated Funds are not the same entities for all periods presented. On July 1, 2011, we completed the acquisitions of ESG and 60% of AlpInvest and consolidated these entities as well as certain of their managed funds from that date forward. On February 28, 2012, we acquired certain European CLO management contracts from Highland Capital Management L.P. and consolidated those CLOs from that date forward. We also formed four CLOs throughout 2012, six CLOs throughout 2013, eight CLOs throughout 2014, and eight CLOs throughout 2015 and consolidated those CLOs beginning on their respective formation dates or closing dates. The consolidation or deconsolidation of funds generally has the effect of grossing up or down, respectively, reported assets, liabilities, and cash flows, and has no effect on net income attributable to The Carlyle Group L.P. or partners’ capital.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Carlyle Group L.P. (the “Partnership”) is a Delaware limited partnership formed on July 18, 2011. The Partnership is a holding partnership and its sole material assets are equity interests through wholly owned subsidiary entities representing partnership units in Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. (collectively,” Carlyle Holdings”). Through wholly owned subsidiary entities, the Partnership is the sole general partner of Carlyle Holdings and operates and controls all of the business and affairs of Carlyle Holdings and, through Carlyle Holdings and its subsidiaries, continues to conduct the business now conducted by these subsidiaries. Carlyle Group Management L.L.C. is the general partner of the Partnership.
As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the ownership interests of the limited partners of the Carlyle Holdings partnerships are reflected as a non-controlling interest in the Partnership’s financial statements.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 22 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of December 31, 2015, our Corporate Private Equity segment had approximately $63 billion in AUM and approximately $41 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 68 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds and a mutual fund. As of December 31, 2015, our Global Market Strategies segment had approximately $35 billion in AUM and approximately $31 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eight U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our five Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes six NGP management fee funds and three carry funds advised by NGP. As of December 31, 2015, our Real Assets segment had approximately $38 billion in AUM and approximately $31 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 118 fund of funds vehicles. As of December 31, 2015, our Investment Solutions segment had approximately $46 billion in AUM and approximately $28 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. Refer to Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business
Our results of operations, particularly our quarterly results, are affected by a variety of factors, including global economic, market and financial conditions, particularly in the United States, Europe and Asia. In general, a climate of stable interest rates and liquidity in the debt and equity capital markets provides a positive environment for us to invest, develop and exit investments in our carry funds at attractive returns.  Periods of volatility and dislocation in the capital markets also can present us with significant opportunities to invest at reduced valuations that position us for future revenue growth. For our hedge funds, opportunities to generate revenue depend on their respective investment strategies, certain of which may benefit from higher market volatility, including strategies targeted at capitalizing on low levels of correlation in equity and debt markets, differences in market prices versus fundamental value and trading inefficiencies.  While our business is subject to global economic and market factors, we believe that our diversified, multi-product global platform, which invests across numerous industries, asset classes and geographies, enhances the stability of our management fee revenues and distributable earnings over the long term.  Our diversified platform mitigates our exposure to a negative event associated with any specific fund, investment or vintage.  Whether in stable or more volatile economic conditions, of critical importance to the success of our investments is the quality of our management teams as they actively work to monitor shifts in economic conditions and their impact on our investments.

The increase in financial market volatility observed over the course of 2015 and into the beginning of 2016 generally is attributable to three primary and interrelated factors: concerns regarding the economic climate in China, crude oil prices and the availability of credit.  In China, there has been a significant slowdown in the industrial sector. As China accounts for nearly 25% of global manufacturing output and is a key link in global supply chains, a slowdown in China’s industrial sector has a direct negative impact on global industrial orders. At the same time, the decline in Chinese demand for industrial inputs has contributed to a reduction in the capital spending of global businesses operating in the energy, metals, and mining industries because low commodity prices generally do not support new capital investment in businesses in these industries.   The industrial sector of the U.S. economy is also contracting as a result of the significant reduction in energy-related capital spending.  In January 2016, the Federal Reserve announced that its industrial production index declined by 0.4% in December, resulting in a full-year decline of 1.8%, the first 12-month decline in U.S. industrial output since 2009.  Energy accounted for 70% of U.S. net industrial investment between 2009 and 2014 so with energy-related orders falling by 30%, many manufacturers are reporting their worst numbers since 2009.
The uncertainty around crude oil prices has also contributed to the increasingly uncertain investment environment and has had spillover effects across the chain of energy production, transmission, storage and consumption and has also affected the credit markets.  Losses on energy related credit transactions have caused lenders, particularly in the U.S., to exercise caution in extending credit in all sectors, which has caused a tightening of credit availability for our transactions. We have not seen the same level of credit contraction in Europe and Asia and have remained quite active in those markets. In 2015, our European buyout and growth funds invested $1.0 billion in 14 transactions and our Asia buyout and growth funds and Japan buyout funds invested $1.4 billion in 13 transactions and closed 4 initial public offerings.  As of December 31, 2015, we had capital available for investment through our carry funds of $44 billion.  In 2015, we invested approximately $8.8 billion in new and existing investments across our carry fund portfolio, which is slightly less than our average over the last five years of $9.5 billion. Given increased competition for investments, and the effect, particularly in Europe and Asia, of the strong dollar against foreign currencies, the internal rates of return we are able to generate may be lower than our historical rates, but we continue to follow our core investment tenets and disciplined approach to make investments where we believe we can create value and achieve appreciation. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year.
The confluence of effects from economic conditions in China, crude prices and tightening credit markets and the resulting market volatility, particularly at the beginning of 2016, also negatively impacted the value of our public portfolio, which accounts for approximately 26% of our total carry fund portfolio as of December 31, 2015.  While changing valuations do not have a cash impact on our business until the investment is realized, they are reflected in the quarterly valuations of our portfolio and can adversely impact our quarterly GAAP earnings.  Volatility and the corresponding heightened market uncertainty may also impact our ability to execute block trades and pursue initial public offerings as an exit strategy for our privately held portfolio companies.  However, while in 2015 global IPO issuances were down 47% year-over-year on a proceeds basis and were at the lowest levels since 2009, our funds completed seven initial public offerings in 2015 as compared to six in 2014.
Recent Transactions
In February 2016, the Board of Directors of our general partner declared a distribution of $0.29 per common unit to common unitholders in respect of the fourth quarter of 2015 payable on March 2, 2016 to holders of record of common units at the close of business on February 23, 2016.

In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

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

With respect to Claren Road and ESG, we retain a specified percentage of the management fees of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2015, we retained 55% of the management fees of Carlyle Commodity Management L.L.C. (“CCM” or “Carlyle Commodity Management”, formerly Vermillion) based on our 55% economic interest in Carlyle Commodity Management. Effective July 1, 2015, based on a restructuring of the original acquisition agreements of Carlyle Commodity Management, in which the Partnership's economic interest increased to approximately 83%, we are entitled to approximately 83% of the management fees of Carlyle Commodity Management. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of December 31, 2015, were approximately 15% and 14% of total management fees recognized during the years ended December 31, 2015 and 2014, respectively. Management fees attributable to Carlyle Partners V, L.P. (“CP V”), our fifth U.S. buyout fund, were approximately 11% of total management fees recognized during the year ended December 31, 2013. No other fund generated over 10% of total management fees in the periods presented.
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
Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 10% to 20% on external coinvestment vehicles, with some earning no carried interest, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 8% to 9% and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “ — Trends Affecting our Business” for further discussion. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. The portion of performance fees that are realized and unrealized in each period are separately reported in our statement of operations.
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
Performance fees from Carlyle Europe Partners III, L.P. (“CEP III”), Carlyle Asia Partners III (“CAP III”), Carlyle Realty Partners VI, L.P. (“CRP VI”), and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”) (with total AUM of approximately $4.9 billion, $2.4 billion, $2.9 billion, and $0.5 billion, respectively) were $236.8 million, $184.5 million, $101.1 million, and $(100.3) million, respectively, for the year ended December 31, 2015. Performance fees from CP V and CEP III were $600.8 million and $584.0 million, respectively, for the year ended December 31, 2014. Performance fees from CP V, CEP III, and Carlyle Partners IV, L.P. (“CP IV”), our fourth U.S. buyout fund, were $592.0 million, $509.1 million, and $390.1 million, respectively, for the year ended December 31, 2013. No other fund generated over 10% of performance fees in the periods presented.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the years ended December 31, 2015 2014, and 2013, the reversals of performance fees were $253.4 million, $255.4 million, and $63.0 million, respectively.
Additionally, unrealized performance fees reverse when performance fees are realized and can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of December 31, 2015, accrued performance fees and accrued giveback obligations were approximately $3.0 billion and $252.0 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2015 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2015, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.9 billion, on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle's inception, we have repaid a total of approximately $53.9 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2015 (amounts in millions):

	As of December 31, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$8,291	$5,592	$3,740	$1,049	$18,672
Level II	13	1,328	217	1,110	2,668
Level III	27,422	22,815	18,671	30,657	99,565
Total Fair Value	35,726	29,735	22,628	32,816	120,905
Other Net Asset Value	3,206	1,769	(498)	(804)	3,673
Total AUM, Excluding Available Capital Commitments	38,932	31,504	22,130	32,012	124,578
Available Capital Commitments	24,212	3,751	15,861	14,193	58,017
Total AUM	$63,144	$35,255	$37,991	$46,205	$182,595
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
Investment Income, Interest, and Other Income. Investment income, interest, and other income represent the unrealized and realized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, our equity method investments and other principal investments, as well as any interest and other income. Investment income (loss) also includes the related amortization of the basis difference between the carrying value of our investment and our share of the underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by us to employees of our equity method investee. Realized investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized investment loss is also recorded when an investment is deemed to be worthless. Unrealized investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.

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
We recognize as compensation expense the portion of performance fees that are due to our employees, senior Carlyle professionals, and advisors in a manner consistent with how we recognize the performance fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance fees is paid when the related performance fees are realized, and not when such performance fees are accrued. The funds do not have a uniform allocation of performance fees to our employees, senior Carlyle professionals and advisors. Therefore, for any given period, the ratio of performance fee compensation to performance fee revenue may vary based on the funds generating the performance fee revenue for that period and their particular allocation percentages.
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 42 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that may continue in the future if we increase the use of deferred restricted common units. For example, in February 2016, we granted approximately 5 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $58 million; these awards vest over a period of 18 to 42 months. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense. As a result of acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense. Our fundraising has increased in recent periods and, as a result, our compensation expense increased in periods in which we closed on increased levels of new capital commitments. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items. Over the last three years, our general, administrative and other expenses have been relatively consistent but for the impairment of intangible assets and expenses associated with litigation matters. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
We also could incur additional expenses in the future related to our acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued, as well as related to our global compliance efforts. As discussed in Note 7 to the consolidated financial statements, we evaluate our intangible assets (including goodwill) for impairment and could record additional impairment losses in future periods.
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
Income taxes for foreign entities are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2015, our U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2014. Foreign tax returns are generally subject to audit from 2008 to 2014. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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

Non-GAAP Financial Measures
Economic Net Income. Economic net income or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which includes certain tax expense associated with performance fee compensation and excludes the impact of all other income taxes, changes in the tax receivable agreement liability, acquisition-related items including amortization and any impairment charges of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and accordingly segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment ENI equals the aggregate of ENI for all segments. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
Fee Related Earnings. Fee Related Earnings is a component of Economic Net Income and measures our operating profitability exclusive of performance fees, investment income from investments in our funds, performance fee-related compensation, equity-based compensation expense, and certain general, administrative and other expenses when the timing of any future payment is uncertain. Accordingly, Fee Related Earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee Related Earnings are reported as part of our segment results. We use Fee Related Earnings from operations to measure our profitability from fund management fees.

Distributable Earnings. Distributable Earnings is FRE plus realized net performance fees and realized investment income. Distributable Earnings is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and amounts potentially available for distribution from Carlyle Holdings to its unitholders. Distributable Earnings is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance.
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

The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2015	2014	2013
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$47,745	$38,956	$41,839
Fee-earning AUM based on invested capital (2)	33,823	41,197	43,170
Fee-earning AUM based on collateral balances, at par (3)	17,896	17,631	16,465
Fee-earning AUM based on net asset value (4)	9,634	14,884	13,593
Fee-earning AUM based on lower of cost or fair value and other (5)	21,896	22,912	24,882
Balance, End of Period (6)	$130,994	$135,580	$139,949

(1)
Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired. Increases of $8.8 billion from December 31, 2014 are related primarily to fundraising in our Corporate Private Equity and Real Assets funds, offset by net changes from commitments to invested capital in our Investment Solutions funds and decreases from foreign exchange of $1.0 billion.

(2)
Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds. Decreases of $7.4 billion from December 31, 2014 are primarily related to large distributions for funds outside their original commitment periods in our Corporate Private Equity and Real Assets segments, along with decreases for foreign exchange of approximately $0.5 billion.

(3)
Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products. The overall increase of $0.3 billion from December 31, 2014 is related to fundraising of $4.6 billion for nine structured products. Fundraising was offset by decreases in the collateral balances, at par, of our structured products, in addition to decreases from foreign exchange of $0.6 billion.

(4)
Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles. The decrease from December 31, 2014 of $5.3 billion was due to net redemptions and market depreciation in our hedge funds and fund of hedge fund vehicles of $4.5 billion and $0.7 billion, respectively. Our hedge fund partnerships had outstanding redemption requests for $3.1 billion in the aggregate as of the beginning of the first quarter of 2016. Also, as disclosed in Note 3 to the consolidated financial statements, we commenced a wind down of the operations of Diversified Global Asset Management in our Investment Solutions segment in the first quarter of 2016, which had approximately $2 billion of Fee-earning AUM as of December 31, 2015.

(5)
Includes funds with fees based on gross asset value. The decrease of $1.0 billion from December 31, 2014 was primarily related to foreign exchange decreases of $1.6 billion and distributions in our funds based on lower of cost or fair value in our Investment Solutions segment.

(6)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2015, the Legacy Energy Funds had, in the aggregate, approximately $6.3 billion in AUM and $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2015	2014	2013
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$135,580	$139,949	$123,121
Acquisitions	—	2,894	2,235
Inflows, including Commitments (1)	22,950	16,893	27,600
Outflows, including Distributions (2)	(18,940)	(19,143)	(16,522)
Subscriptions, net of Redemptions (3)	(4,528)	(277)	959
Changes in CLO collateral balances (4)	850	1,887	56
Market Appreciation/(Depreciation) (5)	(1,147)	(957)	988
Foreign Exchange and other (6)	(3,771)	(5,666)	1,512
Balance, End of Period	$130,994	$135,580	$139,949

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, and fund of funds vehicles outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $4.5 billion for which fees have not yet commenced as of December 31, 2015.

(2)
Outflows represent limited partner distributions from our carry funds, NGP management fee funds, and fund of funds vehicles and changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period or commitment fee period has expired.

(3)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund and fund of hedge funds vehicles. Our hedge fund partnerships had outstanding redemption requests for $3.1 billion in the aggregate as of the beginning of the first quarter of 2016. Also, as disclosed in Note 3 to the consolidated financial statements, we commenced a wind down of the operations of Diversified Global Asset Management in our Investment Solutions segment in the first quarter of 2016, which had approximately $2 billion of Fee-earning AUM as of December 31, 2015.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, As of December 31, 2012	$43,934	$126,222	$170,156
Acquisitions	622	1,599	2,221
Commitments (1)	18,495	—	18,495
Capital Called, net (2)	(13,924)	14,047	123
Distributions (3)	2,552	(26,701)	(24,149)
Subscriptions, net of Redemptions (4)	—	992	992
Changes in CLO collateral balances (5)	—	399	399
Market Appreciation/(Depreciation) (6)	—	18,444	18,444
Foreign exchange and other (7)	339	1,790	2,129
Balance, As of December 31, 2013	$52,018	$136,792	$188,810
Acquisitions	—	2,993	2,993
Commitments (1)	20,306	—	20,306
Capital Called, net (2)	(16,415)	16,198	(217)
Distributions (3)	3,650	(34,230)	(30,580)
Subscriptions, net of Redemptions (4)	—	(160)	(160)
Changes in CLO collateral balances (5)	—	2,087	2,087
Market Appreciation/(Depreciation) (6)	—	19,227	19,227
Foreign exchange and other (7)	(1,688)	(6,305)	(7,993)
Balance, As of December 31, 2014	$57,871	$136,602	$194,473
Commitments (1)	17,456	—	17,456
Capital Called, net (2)	(17,461)	17,278	(183)
Distributions (3)	1,305	(31,306)	(30,001)
Subscriptions, net of Redemptions (4)	—	(4,622)	(4,622)
Changes in CLO collateral balances (5)	—	1,602	1,602
Market Appreciation/(Depreciation) (6)	—	9,773	9,773
Foreign exchange and other (7)	(1,154)	(4,749)	(5,903)
Balance, As of December 31, 2015	$58,017	$124,578	$182,595

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles. Our hedge fund partnerships had outstanding redemption requests for $3.1 billion in the aggregate as of the beginning of the first quarter of 2016. Also, as disclosed in Note 3 to the consolidated financial statements, we commenced a wind down of the operations of Diversified Global Asset Management in our Investment Solutions segment in the first quarter of 2016, which had approximately $2 billion of AUM as of December 31, 2015.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Appreciation for the fourth quarter was primarily driven by appreciation in the public portfolio of our carry funds of $1.0 billion (7%) which was partially offset by depreciation in the private portfolio of our carry funds of $0.1 billion (0%). Remaining market appreciation for the fourth quarter of 2015 primarily relates to appreciation in our fund of funds vehicles of $0.8 billion, partially offset by depreciation on the NGP management fee funds of $0.7 billion. Appreciation for the twelve months ended December 31, 2015 was primarily driven by appreciation in the public portfolio of our carry funds of $2.4 billion (13%) and appreciation in the private portfolio of our carry funds of $1.2 billion (3%). Remaining market appreciation for the twelve months ended December 31, 2015 primarily relates to the fund of funds vehicles ($7.7 billion), offset by depreciation on the NGP management fee funds ($1.5 billion) and hedge funds ($0.7 billion).

(7)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds and other changes in AUM. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

The table below presents the change in appreciation on portfolio investments of our carry funds. Please refer to “— Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.

(1)	Carry funds only, excluding external coinvestment.

(2)
For Carlyle returns, “Appreciation/Depreciation” represents realized and unrealized gain / loss for the period on a total return basis before fees and expenses. The percentage of return is calculated as the sum of ending remaining investment fair market value ("FMV") and net investment outflow (sales proceeds less net purchases) less beginning remaining investment FMV divided by beginning remaining investment FMV.

(3)	Public portfolio includes initial public offerings ("IPO") that occurred in the quarter. Investments may be reported as private in quarters prior to the IPO quarter.

(4)
The MSCI ACWI - All Cap Index represents the performance of the MSCI All Country World Index across all market capitalization sizes of the global equity market.  There are significant differences between the types of securities and assets typically acquired by our carry funds and the investments covered by the MSCI All Country World Index. Specifically, our carry funds may make investments in securities and other assets that have a greater degree of risk and volatility, and less liquidity, than those securities included in the MSCI All Country World Index.  Moreover, investors in the securities included in the MSCI All Country World Index may not be subject to the management fees, carried interest or expenses to which investors in our carry funds are typically subject.  Comparisons between the our carry fund appreciation and the MSCI All Country World Index are included for informational purposes only.

Consolidation of Certain Carlyle Funds and Variable Interest Entities
Pursuant to U.S. GAAP, we consolidate certain Carlyle sponsored funds, related co-investment entities and CLOs that we advise, which we refer to collectively as the Consolidated Funds, in our consolidated financial statements. These funds represent approximately 13.7% of our AUM as of December 31, 2015, approximately 12% of our fund management fees and approximately 4% of our performance fees for the year ended December 31, 2015.
We are not required under U.S. GAAP to consolidate in our financial statements most of the investment funds we advise because such funds provide their limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-Carlyle affiliated limited partners, which overcomes the presumption of control by Carlyle. However, we consolidate certain CLOs that we advise as a result of the application of the accounting standards governing consolidations. As of December 31, 2015, our consolidated CLOs held approximately $19 billion of total assets and comprised 71% of the assets of the Consolidated Funds and substantially all of the loans payable of the Consolidated Funds. As of December 31, 2015, our consolidated AlpInvest fund of funds vehicles had approximately $4 billion of total assets and comprised 16% of the assets of the Consolidated Funds. The remainder of the assets of the Consolidated Funds as of December 31, 2015 primarily relate to our consolidated hedge funds and other consolidated funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of December 31, 2015, our consolidated financial statements included approximately $191 million of assets related to Urbplan.

On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for us beginning on January 1, 2016. As a result, the Partnership will reduce the number of funds consolidated by the Partnership on January 1, 2016. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. We formed six CLOs in 2013, eight CLOs in 2014, and eight CLOs in 2015 and consolidated those CLOs beginning on their respective formation dates or closing dates. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented. In addition, as described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, as of September 30, 2013, we began consolidating Urbplan, a Brazilian real estate portfolio company of certain of our real estate investment funds.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$1,085.2	$1,166.3	$984.6
Performance fees
Realized	1,441.9	1,328.7	1,176.7
Unrealized	(617.0)	345.7	1,198.6
Total performance fees	824.9	1,674.4	2,375.3
Investment income (loss)
Realized	32.9	23.7	14.4
Unrealized	(17.7)	(30.9)	4.4
Total investment income (loss)	15.2	(7.2)	18.8
Interest and other income	18.6	20.6	11.9
Interest and other income of Consolidated Funds	975.5	956.0	1,043.1
Revenue of a consolidated real estate VIE	86.8	70.2	7.5
Total revenues	3,006.2	3,880.3	4,441.2
Expenses
Compensation and benefits
Base compensation	632.2	789.0	738.0
Equity-based compensation	378.0	344.0	322.4
Performance fee related
Realized	650.5	590.7	539.2
Unrealized	(139.6)	282.2	644.5
Total compensation and benefits	1,521.1	2,005.9	2,244.1
General, administrative, and other expenses	712.8	526.8	496.4
Interest	58.0	55.7	45.5
Interest and other expenses of Consolidated Funds	1,039.3	1,042.0	890.6
Interest and other expenses of a consolidated real estate VIE	144.6	175.3	33.8
Other non-operating (income) expense	(7.4)	(30.3)	(16.5)
Total expenses	3,468.4	3,775.4	3,693.9
Other income
Net investment gains of Consolidated Funds	864.4	887.0	696.7
Income before provision for income taxes	402.2	991.9	1,444.0
Provision for income taxes	2.1	76.8	96.2
Net income	400.1	915.1	1,347.8
Net income attributable to non-controlling interests in consolidated entities	537.9	485.5	676.0
Net income (loss) attributable to Carlyle Holdings	(137.8)	429.6	671.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(119.4)	343.8	567.7
Net income (loss) attributable to The Carlyle Group L.P.	$(18.4)	$85.8	$104.1
Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$(0.24)	$1.35	$2.24
Diluted	$(0.30)	$1.23	$2.05
Weighted-average common units
Basic	74,523,935	62,788,634	46,135,229
Diluted	298,739,382	68,461,157	278,250,489

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.
Revenues
The decrease in total revenues in 2015 and 2014 was due primarily to lower appreciation in our carry funds resulting in relatively lower performance fees. Total revenues decreased $874.1 million, or 23%, for the year ended December 31, 2015 as compared to 2014 and decreased $560.9 million, or 13%, for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the changes in total revenues for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Total Revenues, prior year	$3,880.3	$4,441.2
Increases (decreases):
(Decrease) increase in fund management fees	(81.1)	181.7
Decrease in performance fees	(849.5)	(700.9)
Increase (decrease) in investment income	22.4	(26.0)
Increase (decrease) in interest and other income of Consolidated Funds	19.5	(87.1)
Increase in revenue from a consolidated real estate VIE	16.6	62.7
All other changes	(2.0)	8.7
Total decrease	(874.1)	(560.9)
Total Revenues, current year	$3,006.2	$3,880.3
Fund Management Fees. Fund management fees decreased $81.1 million, or 7%, for the year ended December 31, 2015 as compared to 2014, and increased $181.7 million, or 18%, for the year ended December 31, 2014 as compared to 2013, primarily due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Incremental management fees from the commencement of the investment period for certain newly raised funds and catch-up management fees from subsequent closes of funds that are in the fundraising period	$160.5	$238.4
Incremental management fees related to the acquisitions of Metropolitan and DGAM in November 2013 and February 2014, respectively	—	33.4
(Lower) higher management fees from (lower) higher assets under management in our hedge funds	(82.7)	16.5
(Lower) higher management fees from (lower) higher assets under management in our Investment Solutions funds	(26.8)	2.8
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(99.1)	(118.2)
(Lower) higher transaction and portfolio advisory fees	(48.1)	22.7
All other changes	15.1	(13.9)
Total increase (decrease) in fund management fees	$(81.1)	$181.7
In addition, fund management fees from consolidated funds decreased $32.7 million for the year ended December 31, 2015 as compared to 2014, and fund management fees from consolidated funds increased $3.0 million for the year ended December 31, 2014 as compared to 2013. These fees eliminate upon consolidation of these funds.

Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $25.2 million, $73.3 million, and $50.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The decrease in transaction and portfolio advisory fees for the year ended December 31, 2015 as compared to 2014 and the increase in transaction and portfolio advisory fees for the year ended December 31, 2014 as compared to 2013 is primarily due to greater investment activity, mainly in our buyout funds, in 2014 as compared to 2015 and 2013, respectively.
Performance Fees. Performance fees decreased $849.5 million for the year ended December 31, 2015 compared to 2014 and decreased $700.9 million for the year ended December 31, 2014 as compared to 2013. Performance fees by segment for the years ended December 31, 2015, 2014 and 2013 comprised the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in Millions)
Corporate Private Equity	$698.2	$1,340.2	$1,907.4
Global Market Strategies	(41.0)	81.7	208.2
Real Assets	49.3	66.5	79.7
Investment Solutions	118.4	186.0	180.0
Total performance fees	$824.9	$1,674.4	$2,375.3

Total carry fund appreciation	7%	15%	20%
Further, approximately $422.1 million of our performance fees for the year ended December 31, 2015 were related to CEP III, CAP III, CRP VI, and Energy III, while approximately $1,184.8 million of our performance fees for the year ended December 31, 2014 were related to CP V and CEP III and approximately $1,491.2 million of our performance fees for the year ended December 31, 2013 were related to CP V, CEP III, and CP IV.
Greater market volatility, influenced by China, energy prices and credit markets contributed to lower appreciation in our carry funds and our AlpInvest fund of funds vehicles. During 2015, the global economy weakened. We believe this weakness is attributable to three primary and interrelated factors: the economic climate in China, crude oil prices and the availability of credit. In China, there has been a significant reduction in the capital spending of businesses operating in the energy, metals, and mining industries due to low commodity prices, which generally do not support new capital investment in businesses in these industries. The industrial sector of the U.S. has also seen a significant reduction in energy-related capital spending. The industrial production index declined 1.8% in 2015, the first 12-month decline in U.S. industrial output since 2009. This downturn in the industrial sector has created a tightening of credit availability for transactions, resulting in market volatility. This volatility can impact our public portfolio valuations. Amongst these market conditions, our carry fund portfolio appreciated 7% for the year ended December 31, 2015 as compared to carry fund portfolio appreciation of 15% for the year ended December 31, 2014. Furthermore, approximately $219 million in performance fees from our Legacy Energy funds and CEMOF funds were reversed during 2015.
The decrease in performance fees recorded in 2014 as compared to 2013 were due principally to lesser appreciation in our carry funds in 2014 as compared to 2013, as well as the lack of any significant hedge fund incentive fees during 2014 and because two corporate private equity funds, CEP III and CAP III, exceeded their performance thresholds in 2013, resulting in a cumulative catch-up of performance fees in 2013 versus performance fee accruals in 2014 at a normalized rate. For the year ended December 31, 2013, the hedge funds generated incentive fees of $145.7 million, whereas hedge fund incentive fees for 2014 were not significant. During 2014, the general economic climate started the year weaker, but by the second half of the year, the U.S. macroeconomic outlook improved with gross domestic product growth averaging nearly 4% at an annualized rate.  This acceleration in growth helped to offset the 2.1% contraction in the first quarter of 2014 and bring GDP growth for the year to roughly 2.5%. Stock markets outside of the U.S. were generally weaker in 2014, with the EuroStoxx index up to 3%, the MSCI ex-U.S. index down by 5.7% and the MSCI Emerging index down by 3.5%.
In addition, performance fees from consolidated funds decreased $2.3 million for the year ended December 31, 2015 as compared to 2014, and performance fees from consolidated funds decreased $37.5 million for the year ended December 31, 2014 as compared to 2013. These fees eliminate upon consolidation.

Investment Income (Loss). Investment income increased $22.4 million for the year ended December 31, 2015 as compared to 2014, and decreased $26.0 million for the year ended December 31, 2014 as compared to 2013, primarily due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Decrease (increase) in investment losses from the investment in NGP, primarily due to carried interest reversals in NGP X being higher in 2014 than 2015	$19.5	$(45.3)
(Absence of) investment gain associated with the sale of a European real estate investment in 2014	(22.5)	22.5
Increase (decrease) in investment income from a European real estate investment	41.0	(9.8)
All other changes	(15.6)	6.6
Total increase (decrease) in investment income (loss)	$22.4	$(26.0)
Interest and Other Income of Consolidated Funds.  Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and other income of consolidated funds increased $19.5 million for the year ended December 31, 2015 as compared to 2014, and decreased $87.1 million for the year ended December 31, 2014 as compared to 2013. The following table provides explanations of the changes in interest and other income of consolidated funds for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Increase (decrease) in interest and other income from CLOs	$63.2	$(15.3)
Decrease in interest and dividend income from consolidated fund of funds vehicles	(25.9)	(56.5)
Decrease in interest and dividend income from consolidated hedge funds	(22.5)	(24.3)
All other changes	4.7	9.0
Total increase (decrease) in interest and other income from Consolidated Funds	$19.5	$(87.1)

Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $86.8 million for the year ended December 31, 2015 as compared to $70.2 million in 2014 and $7.5 million in 2013. During 2014 and throughout 2015, Urbplan completed several land development projects and, therefore, the increase in revenue of a consolidated real estate VIE in 2015 and 2014 primarily represents an increase in completed land development projects in 2015 relative to 2014 and 2014 relative to 2013. Urbplan recognizes revenue for land development services under the completed contract method. For the year ended December 31, 2013, however, substantially all of Urbplan’s revenue was derived from investment income.

Expenses

Total expenses decreased $307.0 million for the year ended December 31, 2015 as compared to 2014, and increased $81.5 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the changes in total expenses for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Total Expenses, prior year	$3,775.4	$3,693.9
Increases (Decreases):
Decrease in total compensation and benefits	(484.8)	(238.2)
Increase in general, administrative and other expenses	186.0	30.4
(Decrease) increase in interest and other expenses of Consolidated Funds	(2.7)	151.4
(Decrease) increase in interest and other expenses of a consolidated real estate VIE	(30.7)	141.5
All other changes	25.2	(3.6)
Total (decrease) increase	(307.0)	81.5
Total Expenses, current year	$3,468.4	$3,775.4

Total Compensation and Benefits. Total compensation and benefits decreased $484.8 million for the year ended December 31, 2015 as compared to 2014, and decreased $238.2 million for the year ended December 31, 2014 as compared to 2013, due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
(Decrease) increase in base compensation	$(156.8)	$51.0
Increase in equity-based compensation	34.0	21.6
Decrease in performance fee related compensation	(362.0)	(310.8)
Total decrease in total compensation and benefits	$(484.8)	$(238.2)

Base compensation and benefits. Base compensation and benefits decreased $156.8 million, or 20%, for the year ended December 31, 2015 as compared to 2014, and increased $51.0 million, or 7%, for the year ended December 31, 2014 as compared to 2013, primarily due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Lower expense associated with employment-related contingent consideration arrangements, primarily related to our hedge funds *	$(83.2)	$(50.5)
(Decrease) increase in headcount, promotions, and bonuses	(73.6)	97.6
All other changes	—	3.9
Total (decrease) increase in base compensation and benefits	$(156.8)	$51.0
* On June 30, 2015, the Partnership restructured the agreements relating to the original acquisition of Carlyle Commodity Management. As a result of the restructuring, the Partnership's economic interest in Carlyle Commodity Management increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest. As a result of the restructuring, the estimated value of the employment-based contingent consideration liability related to Carlyle Commodity Management decreased by $46.3 million during the year ended December 31, 2015.

Equity-based compensation. Equity-based compensation increased $34.0 million, or 10%, for the year ended December 31, 2015 as compared to 2014. The increase in equity-based compensation from 2014 to 2015 is due to the ongoing granting of deferred restricted common units to new and existing employees during 2014 and 2015. Also contributing to the increase in equity-based compensation for the year ended December 31, 2015 as compared to 2014 was a decrease to the estimated forfeiture rates in the first quarter of 2015.
Equity-based compensation increased $21.6 million, or 7%, for the year ended December 31, 2014 as compared to 2013. The increase in equity-based compensation from 2013 to 2014 is due to the ongoing granting of deferred restricted common units to new and existing employees during 2013 and 2014. This increase was partially offset by a reduction in expense of $30.8 million recognized on vesting for the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested during these periods.
Performance fee related compensation expense. Performance fee related compensation expense decreased $362.0 million for the year ended December 31, 2015 as compared to 2014 and decreased $310.8 million for the year ended December 31, 2014 as compared to 2013. Performance fee related compensation expense as a percentage of performance fees was 62%, 52%, and 50% in the years ended December 31, 2015, 2014 and 2013, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 62% for the year ended December 31, 2015 is higher than 52% for the year ended December 31, 2014, primarily due to performance fees earned during the year by our private equity fund of funds vehicles in our Investment Solutions segment (which pay a higher ratio of performance fees as compensation) and our Legacy Energy funds within our Real Assets segment (which had carry reversals during the year without the corresponding reversal of performance fee compensation expense).
General, Administrative and Other Expenses. General, administrative and other expenses increased $186.0 million for the year ended December 31, 2015 as compared to 2014, and increased $30.4 million for the year ended December 31, 2014 as compared to 2013, primarily due to:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Higher intangible asset amortization and impairment expenses *	$154.2	$45.4
Higher expenses for litigation and contingencies (See Note 11)	60.0	2.0
Higher (lower) external fundraising costs	3.3	(24.2)
Foreign exchange adjustments and other changes	(31.5)	7.2
Total increase in general, administrative and other expenses	$186.0	$30.4
* As discussed in Note 7 to the consolidated financial statements, we evaluate our intangible assets (including goodwill) for impairment and could record additional impairment losses in future periods. In the fourth quarter of 2015, we recorded an impairment loss of $15.0 million to reduce the carrying value of the intangible assets related to the fund of hedge funds within the Investment Solutions segment to their estimated fair value.  During the third week of February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives.  On February 19, 2016, we commenced a wind down of the operations of Diversified Global Asset Management Corporation (“DGAM”) and recorded a goodwill impairment charge of $7.0 million in our results for the year ended December 31, 2015 that had not been previously reflected in our earnings presentation issued on February 10, 2016.  In addition, we estimate we will incur between $10.0 million and $15.0 million in employee separation and other contract termination costs associated with the wind down of DGAM in 2016.
Interest. Interest expense for the year ended December 31, 2015 was $58.0 million, an increase of $2.3 million from 2014. Interest expense for the year ended December 31, 2014 was $55.7 million, an increase of $10.2 million from 2013. The increase for the year ended December 31, 2014 as compared to 2013 was due primarily to the interest on $400 million and $200 million of 5.625% senior notes due 2043 issued in March 2013 and March 2014, respectively. The increase in interest expense from 2013 to 2014 was partially offset by $1.9 million of expense recorded in 2013 related to deferred financing costs expensed upon the early extinguishment of debt.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $2.7 million for the year ended December 31, 2015 as compared to 2014 and increased $151.4 million for the year ended December 31, 2014 as compared to 2013. The decrease for the year ended December 31, 2015 as compared to 2014 is primarily due to lower interest expense on the consolidated hedge funds and lower other expenses on the consolidated fund of funds vehicles, substantially offset by higher interest expense on the consolidated CLOs. The increase for the year ended December 31, 2014 as compared to 2013 relates primarily to the additional interest expense incurred related to the six CLOs formed throughout 2013 and the eight CLOs formed in 2014.
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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE decreased $30.7 million for the year ended December 31, 2015 as compared to 2014 and increased $141.5 million for the year ended December 31, 2014 as compared to 2013, primarily due to:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Higher expenses associated with land development services as a result of the completion of the related land development projects	$6.6	$41.9
(Lower) higher expenses related to fair market value adjustment for Urbplan loans *	(37.9)	34.1
Higher interest expense	3.7	24.3
(Lower) higher compensation and benefits	(0.5)	8.5
(Lower) higher general, administrative and other expenses	(2.6)	32.7
Total (decrease) increase in interest and other expenses of a Consolidated Real Estate VIE	$(30.7)	$141.5
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Additionally, the increase in interest and other expenses of a consolidated real estate VIE for the year ended December 31, 2014 as compared to 2013 includes Urbplan expenses for 2013 only for the period from September 30, 2013 (the date that the Partnership began consolidating Urbplan) through December 31, 2013, as compared to a full year of operating expenses for 2014.
Other Non-operating (Income) Expenses. For the years ended December 31, 2015, 2014, and 2013, this caption primarily represents the change in the fair value of contingent consideration associated with the Partnership's acquisitions. The contingent consideration arrangements are primarily associated with the Partnership's hedge fund acquisitions.
During the years ended December 31, 2015, 2014, and 2013, the overall estimated fair value of the contingent consideration associated with the Partnership’s hedge fund acquisitions decreased based on management's assumptions in the probability-weighted discounted cash flow models used to estimate the fair value of these contingent considerations at December 31, 2015, 2014 and 2013, respectively.
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

Net Investment Gains of Consolidated Funds.
For the years ended December 31, 2015, 2014, and 2013 net investment gains of Consolidated Funds was $864.4 million, $887.0 million, and $696.7 million, respectively. This balance is driven predominantly by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. For the consolidated CLOs, the amount includes the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are comprised of the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Realized gains	$1,114.7	$1,107.4	$662.0
Net change in unrealized gains (losses)	(688.5)	(249.7)	728.5
Total gains	426.2	857.7	1,390.5
Gains (losses) on liabilities of CLOs	436.5	27.2	(695.1)
Gains on other assets of CLOs	1.7	2.1	1.3
Total investment gains of Consolidated Funds	$864.4	$887.0	$696.7
The unrealized investment gains/losses include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs.
The net investment gains for the years ended December 31, 2015, 2014 and 2013 were due to the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in Millions)
Gains attributable to the consolidated AlpInvest fund of funds vehicles	$978.8	$1,428.7	$857.9
(Losses) gains attributable to the consolidated hedge funds	(138.4)	(361.5)	387.2
Losses attributable to other consolidated funds	(10.1)	(8.3)	(82.0)
Net appreciation (depreciation) of CLOs	34.1	(171.9)	(466.4)
Total net investment gains	$864.4	$887.0	$696.7
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $537.9 million, $485.5 million, and $676.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan's net losses that are attributable to non-controlling interests.

The net income of our Consolidated Funds for the years ended December 31, 2015, 2014, and 2013 is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in Millions)
Net income from the consolidated AlpInvest fund of funds vehicles	$859.3	$1,293.0	$778.2
Net (loss) income from the consolidated hedge funds	(185.9)	(466.0)	266.3
Net loss from the consolidated CLOs	(57.6)	(251.7)	(382.9)
Net loss from other consolidated funds	(12.2)	(7.4)	(86.6)
Total net income of our Consolidated Funds	$603.6	$567.9	$575.0
Net Income (Loss) Attributable to The Carlyle Group L.P.
The net income (loss) attributable to the Partnership was $(18.4) million, $85.8 million, and $104.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 25%, 21%, and 16% as of December 31, 2015, 2014, and 2013, respectively). Additionally, the Partnership is allocated 100% of the net income or loss attributable to the Partnership’s wholly owned taxable subsidiaries, which was net income (loss) of $29.3 million, $2.2 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2015, 2014 and 2013. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), Reserve for Litigation and Contingencies and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effect of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,197.9	$1,229.3	$1,054.7
Portfolio advisory fees, net	15.4	20.1	25.9
Transaction fees, net	9.8	53.2	24.7
Total fund level fee revenues	1,223.1	1,302.6	1,105.3
Performance fees
Realized	1,434.8	1,323.7	1,128.6
Unrealized	(525.1)	384.2	1,164.7
Total performance fees	909.7	1,707.9	2,293.3
Investment income (loss)
Realized	(64.8)	(6.1)	10.6
Unrealized	42.4	(5.0)	(53.2)
Total investment income (loss)	(22.4)	(11.1)	(42.6)
Interest	4.8	2.2	1.8
Other income	17.2	20.4	11.1
Total revenues	2,132.4	3,022.0	3,368.9
Segment Expenses
Compensation and benefits
Direct base compensation	477.7	494.0	436.0
Indirect base compensation	172.1	188.5	152.8
Equity-based compensation	121.5	80.4	15.7
Performance fee related
Realized	646.3	590.9	454.1
Unrealized	(128.3)	309.6	647.8
Total compensation and benefits	1,289.3	1,663.4	1,706.4
General, administrative, and other indirect expenses	362.8	318.1	309.4
Depreciation and amortization expense	25.6	22.4	24.3
Interest expense	58.1	55.7	43.6
Total expenses	1,735.8	2,059.6	2,083.7
Economic Net Income	$396.6	$962.4	$1,285.2
(-) Net Performance Fees	391.7	807.4	1,191.4
(-) Investment Income (Loss)	(22.4)	(11.1)	(42.6)
(+) Equity-based Compensation	121.5	80.4	15.7
(+) Reserve for Litigation and Contingencies	50.0	—	—
(=) Fee Related Earnings	$198.8	$246.5	$152.1
(+) Realized Net Performance Fees	788.5	732.8	674.5
(+) Realized Investment Income (Loss)	(64.8)	(6.1)	10.6
(=) Distributable Earnings	$922.5	$973.2	$837.2

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income before provision for income taxes	$402.2	$991.9	$1,444.0
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	259.8	269.2	314.4
Acquisition related charges and amortization of intangibles and impairment	288.8	242.5	260.4
Other non-operating (income) expenses	(7.4)	(30.3)	(16.5)
Tax expense associated with performance fee compensation	(14.9)	(25.3)	(34.9)
Net income attributable to non-controlling interests in consolidated entities	(537.9)	(485.5)	(676.0)
Other adjustments	6.0	(0.1)	(6.2)
Economic Net Income	$396.6	$962.4	$1,285.2
Net performance fees(1)	391.7	807.4	1,191.4
Investment income (loss)(1)	(22.4)	(11.1)	(42.6)
Equity-based compensation	121.5	80.4	15.7
Reserve for litigation and contingencies	50.0	—	—
Fee Related Earnings	$198.8	$246.5	$152.1
Realized performance fees, net of related compensation	788.5	732.8	674.5
Realized investment income (loss)(1)	(64.8)	(6.1)	10.6
Distributable Earnings	$922.5	$973.2	$837.2

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2015
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,441.9	$(7.1)	$1,434.8
Unrealized	(617.0)	91.9	(525.1)
Total performance fees	824.9	84.8	909.7
Performance fee related compensation expense
Realized	650.5	(4.2)	646.3
Unrealized	(139.6)	11.3	(128.3)
Total performance fee related compensation expense	510.9	7.1	518.0
Net performance fees
Realized	791.4	(2.9)	788.5
Unrealized	(477.4)	80.6	(396.8)
Total net performance fees	$314.0	$77.7	$391.7
Investment income (loss)
Realized	$32.9	$(97.7)	$(64.8)
Unrealized	(17.7)	60.1	42.4
Total investment income (loss)	$15.2	$(37.6)	$(22.4)

	Year Ended December 31, 2014
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,328.7	$(5.0)	$1,323.7
Unrealized	345.7	38.5	384.2
Total performance fees	1,674.4	33.5	1,707.9
Performance fee related compensation expense
Realized	590.7	0.2	590.9
Unrealized	282.2	27.4	309.6
Total performance fee related compensation expense	872.9	27.6	900.5
Net performance fees
Realized	738.0	(5.2)	732.8
Unrealized	63.5	11.1	74.6
Total net performance fees	$801.5	$5.9	$807.4
Investment income (loss)
Realized	$23.7	$(29.8)	$(6.1)
Unrealized	(30.9)	25.9	(5.0)
Total investment income (loss)	$(7.2)	$(3.9)	$(11.1)

	Year Ended December 31, 2013
	Carlyle Consolidated	Adjustments(2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,176.7	$(48.1)	$1,128.6
Unrealized	1,198.6	(33.9)	1,164.7
Total performance fees	2,375.3	(82.0)	2,293.3
Performance fee related compensation expense
Realized	539.2	(85.1)	454.1
Unrealized	644.5	3.3	647.8
Total performance fee related compensation expense	1,183.7	(81.8)	1,101.9
Net performance fees
Realized	637.5	37.0	674.5
Unrealized	554.1	(37.2)	516.9
Total net performance fees	$1,191.6	$(0.2)	$1,191.4
Investment income
Realized	$14.4	$(3.8)	$10.6
Unrealized	4.4	(57.6)	(53.2)
Total investment income	$18.8	$(61.4)	$(42.6)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership's share of Urbplan's net losses as investment losses for the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of certain tax expenses associated with performance fee related compensation. Adjustments are also included in these financial statement captions to reflect Carlyle’s 55% economic interest in each of Claren Road, ESG and, for periods prior to July 1, 2015, Carlyle Commodity Management. Effective July 1, 2015, adjustments are included to reflect the Partnership's approximate 83% economic interest in Carlyle Commodity Management. In addition, adjustments are also included to reflect, for periods prior to August 1, 2013, Carlyle's 60% economic interest in AlpInvest.

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$399.5	$861.5	$1,053.6
Global Market Strategies	(40.3)	115.0	227.7
Real Assets	32.9	(58.8)	(33.8)
Investment Solutions	4.5	44.7	37.7
Economic Net Income (Loss)	$396.6	$962.4	$1,285.2
Distributable Earnings
Corporate Private Equity	$798.0	$790.0	$537.7
Global Market Strategies	38.8	91.4	213.5
Real Assets	72.8	47.7	46.4
Investment Solutions	12.9	44.1	39.6
Distributable Earnings	$922.5	$973.2	$837.2
Segment Analysis
Discussed below is our ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources. Included in our 2015 general, administrative and other expenses for both our U.S. GAAP financial results and ENI is a $50 million reserve for ongoing litigation and contingencies that is excluded from Fee Related Earnings and Distributable Earnings, as the timing of any payment remains uncertain. This reserve has been allocated to our business segments in accordance with our allocation policies for overhead.
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

Corporate Private Equity
The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$577.4	$564.8	$471.6
Portfolio advisory fees, net	14.3	18.4	23.2
Transaction fees, net	7.7	51.4	20.7
Total fund level fee revenues	599.4	634.6	515.5
Performance fees
Realized	1,209.5	1,156.3	914.5
Unrealized	(523.1)	197.2	959.1
Total performance fees	686.4	1,353.5	1,873.6
Investment income (loss)
Realized	23.3	17.7	15.8
Unrealized	(5.2)	13.9	10.4
Total investment income	18.1	31.6	26.2
Interest	1.5	1.4	0.9
Other income	9.8	9.4	5.6
Total revenues	1,315.2	2,030.5	2,421.8
Segment Expenses
Compensation and benefits
Direct base compensation	224.2	222.4	212.6
Indirect base compensation	91.5	101.8	95.0
Equity-based compensation	65.1	42.5	7.4
Performance fee related
Realized	540.9	512.5	401.7
Unrealized	(221.7)	97.1	446.2
Total compensation and benefits	700.0	976.3	1,162.9
General, administrative, and other indirect expenses	172.4	151.1	166.9
Depreciation and amortization expense	12.5	11.0	13.2
Interest expense	30.8	30.6	25.2
Total expenses	915.7	1,169.0	1,368.2
Economic Net Income	$399.5	$861.5	$1,053.6
(-) Net Performance Fees	367.2	743.9	1,025.7
(-) Investment Income	18.1	31.6	26.2
(+) Equity-based Compensation	65.1	42.5	7.4
(+) Reserve for Litigation and Contingencies	26.8	—	—
(=) Fee Related Earnings	$106.1	$128.5	$9.1
(+) Realized Net Performance Fees	668.6	643.8	512.8
(+) Realized Investment Income	23.3	17.7	15.8
(=) Distributable Earnings	$798.0	$790.0	$537.7

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Distributable Earnings
Distributable earnings increased $8.0 million for the year ended December 31, 2015 as compared to 2014, and increased $252.3 million for the year ended December 31, 2014 as compared to the same period in 2013. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Distributable earnings, prior year	$790.0	$537.7
Increases (decreases):
Increase in realized net performance fees	24.8	131.0
Increase in realized investment income	5.6	1.9
(Decrease) increase in fee related earnings	(22.4)	119.4
Total increase	8.0	252.3
Distributable earnings, current year	$798.0	$790.0

Realized Net Performance Fees. Realized net performance fees increased $24.8 million for the year ended December 31, 2015 as compared to 2014, and increased $131.0 million for the year ended December 31, 2014 as compared to 2013. Realized net performance fees were primarily generated by the following funds for the years ended December 31, 2015, 2014 and 2013, respectively:

Year Ended December 31,
2015	2014	2013
CP V	CP V	CP V
CEP III	CEP III	CEP III
CP IV	CP IV	CP IV
CAP II		CAP III
CAP III
    Realized Investment Income. Realized investment income increased $5.6 million for the year ended December 31, 2015 as compared to 2014 and increased $1.9 million for the year ended December 31, 2014 as compared to 2013. The increase in realized investment income for the year ended December 31, 2015 as compared to 2014 was primarily due to higher realizations in our U.S. buyout funds. The increase in realized investment income for the year ended December 31, 2014 as compared to 2013 was primarily due to higher realizations in our investments in our U.S. and Europe buyout funds as well as our U.S. growth funds.

Fee Related Earnings

Fee related earnings decreased $22.4 million for the year ended December 31, 2015 as compared to 2014, and increased $119.4 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in fee related earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Fee related earnings, prior year	$128.5	$9.1
Increases (decreases):
(Decrease) increase in fee revenues	(35.2)	119.1
Decrease (increase) in direct and indirect base compensation	8.5	(16.6)
Decrease in general, administrative and other expenses	5.5	15.8
All other changes	(1.2)	1.1
Total (decrease) increase	(22.4)	119.4
Fee related earnings, current year	$106.1	$128.5

Fee Revenues. Total fee revenues decreased $35.2 million for the year ended December 31, 2015 as compared to 2014 and increased $119.1 million for the year ended December 31, 2014 as compared to 2013, due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Higher fund management fees	$12.6	$93.2
(Lower) higher transaction fees	(43.7)	30.7
Lower portfolio advisory fees	(4.1)	(4.8)
Total (decrease) increase in fee revenues	$(35.2)	$119.1
The increase in fund management fees for the year ended December 31, 2015 as compared to 2014 is primarily due to a $23.4 million increase in catch-up management fees from $25.7 million in 2014 to $49.1 million in 2015. The increase in catch-up management fees was driven primarily by subsequent closings in 2015 from our fourth Europe buyout fund (“CEP IV”), CJP III, and our third Europe technology fund (“CETP III”), as compared to subsequent closings in 2014 from our fourth Asia buyout fund (“CAP IV”) and our second global financial services fund (“CGFSP II”).
The increase in management fees for the year ended December 31, 2014 as compared to 2013 is primarily due to CP VI and CAP IV commencing management fees in 2013 and CEP IV commencing management fees in 2014.
The weighted average management fee rate increased from 1.22% at December 31, 2014 to 1.26% at December 31, 2015. The increase in the weighted average management fee rate reflects new funds being raised with higher management fee rates, namely CEP IV, CAP IV, and CEOF II. Fee-earning AUM was $40.9 billion and $40.2 billion as of December 31, 2015 and 2014, respectively, reflecting an increase of $0.7 billion.
The weighted average management fee rate increased from 1.15% at December 31, 2013 to 1.22% at December 31, 2014. The increase in the weighted average management fee rate reflects new commitments to funds with higher management fee rates, namely CAP IV and CEP IV. Fee-earning AUM was $40.2 billion and $43.0 million as of December 31, 2014 and 2013, respectively, reflecting a decrease of $2.8 billion.

The decrease in transaction fees for the year ended December 31, 2015 as compared to 2014 and the increase in transaction fees for the year ended December 31, 2014 as compared to 2013 is primarily due to higher investment activity, primarily in our buyout funds, in 2014 as compared to 2015 and 2013, respectively.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $8.5 million, or 3%, for the year ended December 31, 2015 as compared to 2014, primarily due to foreign exchange rate fluctuations and lower bonuses in 2015. These decreases were partially offset by an increase in headcount as well as increased compensation costs related to fundraising activities of approximately $2.3 million, primarily related to fundraising for our second U.S. mid-market buyout fund (“CEOF II”) and CEP IV.
Direct and indirect base compensation expense increased $16.6 million for the year ended December 31, 2014, or 5%, as compared to 2013. The increase is primarily due to incremental compensation related to increased headcount, promotions, and bonuses, primarily for our buyout funds. This increase was partially offset by lower compensation associated with fundraising efforts in 2014 as compared to 2013.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $5.5 million for the year ended December 31, 2015 as compared to 2014 primarily due to lower negative foreign currency adjustments and lower professional fees.
General, administrative and other indirect expenses decreased $15.8 million for the year ended December 31, 2014 as compared to 2013. The decrease is primarily due to lower external costs associated with fundraising activities in 2014 as compared to 2013.
Economic Net Income
Economic net income decreased $462.0 million for the year ended December 31, 2015 as compared to 2014 and decreased $192.1 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in economic net income for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Economic net income, prior year	$861.5	$1,053.6
Increases (decreases):
Decrease in net performance fees	(376.7)	(281.8)
(Decrease) increase in investment income	(13.5)	5.4
Increase in equity-based compensation	(22.6)	(35.1)
(Decrease) increase fee related earnings	(22.4)	119.4
Reserve for litigation and contingencies	(26.8)	—
Total decrease	(462.0)	(192.1)
Economic net income, current year	$399.5	$861.5

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2015, 2014, and 2013 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Buyout funds	$636.7	$1,258.2	$1,782.6
Growth Capital funds	49.7	95.3	91.0
Total performance fees	$686.4	$1,353.5	$1,873.6

The $686.4 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•CEP III of $235.9 million,
•CAP III of $184.2 million,
•CP V of $67.9 million,
•CP IV of $44.4 million, and
•our first global financial services fund (“CGFSP I”) of $40.7 million.

The $1,353.5 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•CP V of $598.7 million, and
•CEP III of $580.2 million.

The $1,873.6 million of performance fees for the year ended December 31, 2013 was driven primarily by performance fees recognized from the following funds:

•CP V of $584.7 million,
•CEP III of $503.3 million,
•CP IV of $374.8 million, and
•CAP III of $163.5 million.

Performance fees of $686.4 million, $1,353.5 million, and $1,873.6 million are inclusive of performance fees reversed of approximately $12.3 million, $127.1 million, and $14.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The appreciation in remaining value of assets for this segment by type of fund are as follows:

	Year Ended December 31,
	2015	2014	2013
Buyout funds	13%	23%	30%
Growth Capital funds	14%	25%	32%
Total	13%	23%	30%

Net performance fees as a percentage of total performance fees are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net Performance Fees	$367.2	$743.9	$1,025.7

Percentage of Total Performance Fees	53%	55%	55%

Unrealized performance fees reflect the difference between total performance fees and realized performance fees. The recognition of realized performance fees results in a reversal of accumulated unrealized performance fees, generally resulting in minimal impact on total performance fees. Additionally, because unrealized performance fees can be reversed upon a realization event, in periods where the Partnership generates significant realized performance fees unrealized performance fees can be negative even in periods of portfolio appreciation.

Total Investment Income. Total investment income (realized and unrealized) for the year ended December 31, 2015 was $18.1 million compared to investment income of $31.6 million for the year ended December 31, 2014. The decrease in investment income from 2014 to 2015 relates primarily to lower appreciation on investments in certain buyout funds.
Investment income for the year ended December 31, 2014 was $31.6 million compared to investment income of $26.2 million in 2013. The increase in investment income from 2013 to 2014 relates primarily to higher gains on investments in certain Europe buyout funds.

Equity-based Compensation. Equity-based compensation was $65.1 million, $42.5 million, and $7.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase from 2014 to 2015 and the increase from 2013 to 2014 are due to the ongoing granting of deferred restricted common units to new and existing employees during 2013, 2014 and 2015, and a decrease in the estimated forfeiture rates during 2013 and 2015.
Reserve for Litigation and Contingencies. Corporate Private Equity's share of a reserve for litigation and contingencies was $26.8 million for the year ended December 31, 2015. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2015.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Corporate Private Equity
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,438	$22,228	$18,948
Fee-earning AUM based on invested capital	13,647	16,709	23,244
Fee-earning AUM based on lower of cost or fair value and other	1,841	1,312	841
Total Fee-earning AUM	$40,926	$40,249	$43,033
Weighted Average Management Fee Rates (2)
All Funds	1.26%	1.22%	1.13%
Funds in Investment Period	1.43%	1.43%	1.42%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Corporate Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$40,249	$43,033	$33,840
Inflows, including Commitments (1)	6,425	4,824	17,241
Outflows, including Distributions (2)	(4,854)	(6,529)	(7,480)
Market Appreciation/Depreciation (3)	(267)	198	—
Foreign Exchange (4)	(627)	(1,277)	(568)
Balance, End of Period	$40,926	$40,249	$43,033

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $40.9 billion at December 31, 2015, an increase of $0.7 billion, or 2%, compared to $40.2 billion at December 31, 2014. Inflows of $6.4 billion were primarily related to limited partner commitments raised by CEP IV, CJP III, and the activation of commitments in CEOF II. This was offset by outflows of $4.9 billion which were principally a result of distributions from several buyout funds that were outside of their investment period, in addition to the reduction in management fee basis from commitments to invested equity for funds at the end of their original investment period and $0.6 billion in foreign exchange loss. As of December 31, 2015, approximately 15% of the total external commitments raised for our global buyout fund (“CGP”) in current and prior periods are reflected in fee-earning AUM, as this fund is based on invested equity. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $40.2 billion at December 31, 2014, a decrease of $2.8 billion, or 6%, compared to $43.0 billion at December 31, 2013. Outflows of $6.5 billion were principally a result of distributions from several buyout funds that were outside of their investment period, in addition to the reduction in management fee basis for funds at the end of their original investment period and $1.3 billion in foreign exchange loss. This was offset by inflows of $4.8 billion, primarily related to limited partner commitments raised by CAP IV, CEP IV, CGFSP II, and CETP III.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, As of December 31, 2012	$17,642	$35,696	$53,338
Commitments (1)	11,470	—	11,470
Capital Called, net (2)	(5,313)	4,998	(315)
Distributions (3)	946	(10,974)	(10,028)
Market Appreciation/(Depreciation) (4)	—	10,289	10,289
Foreign exchange and other (5)	(2)	113	111
Balance, As of December 31, 2013	$24,743	$40,122	$64,865
Commitments (1)	6,663	—	6,663
Capital Called, net (2)	(7,380)	6,818	(562)
Distributions (3)	997	(14,742)	(13,745)
Market Appreciation/(Depreciation) (4)	—	9,330	9,330
Foreign exchange and other (5)	(584)	(1,299)	(1,883)
Balance, As of December 31, 2014	$24,439	$40,229	$64,668
Commitments (1)	7,917	—	7,917
Capital Called, net (2)	(8,355)	7,745	(610)
Distributions (3)	693	(13,505)	(12,812)
Market Appreciation/(Depreciation) (4)	—	5,359	5,359
Foreign exchange and other (5)	(482)	(896)	(1,378)
Balance, As of December 31, 2015	$24,212	$38,932	$63,144

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $63.1 billion at December 31, 2015, a decrease of $1.6 billion, or 2%, compared to $64.7 billion at December 31, 2014. This decrease was primarily driven by $13.5 billion in distributions, of which $0.7 billion is recallable, and $1.4 billion of foreign exchange loss. Offsetting this were increases of $7.9 billion from new commitments driven by fundraising in CEP IV, CEOF II, CGP, CJP III and other funds and coinvestment vehicles and $5.4 billion of market appreciation, representing a 13% increase in our portfolio of carry funds for the period. Our public portfolio appreciated 22% ($3.0 billion), our private portfolio appreciated 6% ($1.3 billion), and the remainder of our appreciation was in our coinvestment vehicles. The carry funds driving appreciation for the period included $1.3 billion attributable to CEP III (25% appreciation), $1.0 billion attributable to CAP III (45% appreciation), and $0.4 billion attributable to CP V (3% appreciation).
Total AUM was $64.7 billion at December 31, 2014, a decrease of $0.2 billion, or 0.30%, compared to $64.9 billion at December 31, 2013. This decrease was primarily driven by (a) distributions of $14.7 billion, of which $1.0 billion is recallable, and (b) foreign exchange loss of $1.9 billion. Offsetting this decrease were (a) commitments of $6.7 billion in CAP IV, CEP IV, CETP III, CGFSP II and other funds and coinvestment vehicles, and (b) a total 2014 appreciation in remaining fair value of assets of 23%, leading to market appreciation in the segment of $9.3 billion. Our public portfolio appreciated 36% ($5.6 billion), our private portfolio appreciated 12% ($2.2 billion), and the remainder of our appreciation was in our coinvestment vehicles. The carry funds driving appreciation for the period included $3.2 billion attributable to CP V (24% appreciation), $2.8 billion attributable to CEP III (46% appreciation), and $0.4 billion attributable to CP IV (9% appreciation).
Total AUM was $64.9 billion at December 31, 2013, an increase of $11.6 billion, or approximately 22%, compared to $53.3 billion at December 31, 2012. This increase was primarily driven by (a) $11.5 billion of new commitments for several funds, including CP VI, CAP IV, CGFSP II, CSSAF I, CJP III, our Ireland fund (“CCI”) and various co-investments, and (b) market appreciation across our portfolio of $10.3 billion. The total 2013 appreciation in the remaining value of assets for funds in this segment was approximately 30%, driven by a 30% increase in the buyout funds and a 32% increase in the growth funds. Our public portfolio appreciated 48% ($6.4 billion), our private portfolio appreciated 17% ($3.1 billion), and the remainder of our appreciation was in our coinvestment vehicles. The carry funds driving appreciation for the period included $3.2 billion attributable to CP V (30% appreciation), $2.1 billion attributable to CP IV (33% appreciation), and $1.8 billion attributable to CEP III (33% appreciation).
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2015, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. See “Item 1. Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of December 31, 2015					as of December 31, 2015
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC(4)	Gross IRR (7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,011.6	2.4x	16%	13%	$6,827.6	$17,226.8	2.5x	18%
CP V	5/2007	$13,719.7	$13,001.4	$24,823.9	1.9x	18%	13%	$7,690.0	$19,485.4	2.5x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€3,953.9	1.9x	36%	20%	€1,489.4	€3,573.9	2.4x	55%
CEP III	12/2006	€5,294.9	€5,064.7	€10,908.5	2.2x	19%	15%	€3,191.1	€8,074.6	2.5x	22%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,633.6	$2,899.2	1.8x	11%	8%	$720.0	$2,194.6	3.0x	24%
CAP III	5/2008	$2,551.6	$2,527.3	$4,868.5	1.9x	21%	15%	$1,382.8	$2,592.4	1.9x	19%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥139,633.4	3.0x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥186,534.6	1.3x	6%	2%	¥64,306.1	¥102,010.1	1.6x	10%
CGFSP I	9/2008	$1,100.2	$1,075.4	$2,092.5	1.9x	20%	14%	$427.9	$1,019.3	2.4x	28%
CEOF I	5/2011	$1,119.1	$1,105.6	$1,500.1	1.4x	21%	14%	$169.3	$540.1	3.2x	78%
CETP II	2/2007	€521.6	€436.4	€1,036.4	2.4x	26%	17%	€216.9	€820.0	3.8x	35%
CAGP IV	6/2008	$1,041.4	$949.6	$1,393.9	1.5x	14%	8%	$155.0	$377.3	2.4x	32%
All Other Funds (9)	Various		$3,849.2	$6,156.2	1.6x	17%	7%	$3,004.9	$5,121.6	1.7x	20%
Coinvestments and Other (10)	Various		$8,290.0	$21,335.9	2.6x	36%	33%	$4,867.6	$14,893.0	3.1x	36%
Total Fully Invested Funds			$56,910.5	$122,122.6	2.1x	27%	19%	$38,520.6	$97,992.8	2.5x	29%
Funds in the Investment Period(6)
CP VI (12)	5/2012	$13,000.0	$4,658.3	$4,955.3	1.1x	NM	NM
CEP IV (12)	8/2013	€3,669.5	€800.0	€918.8	1.1x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$1,631.0	$1,625.4	1.0x	NM	NM
CGFSP II (12)	4/2013	$1,000.0	$359.6	$433.3	1.2x	NM	NM
CJP III (12)	8/2013	¥119,505.1	¥35,200.0	¥43,902.0	1.2x	NM	NM
CEOF II (12)	3/2015	$2,299.0	$429.2	$408.4	1.0x	NM	NM
All Other Funds (11)	Various		$1,581.6	$1,421.3	0.9x	(10)%	(21)%
Total Funds in the Investment Period			$9,821.7	$10,207.4	1.0x	4%	(6)%	$193.5	$349.4	1.8x	41%
TOTAL CORPORATE PRIVATE EQUITY(13)			$66,732.2	$132,330.0	2.0x	26%	19%	$38,714.1	$98,342.2	2.5x	29%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, and MENA.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CGP, CSABF, CSSAF, CPF I, CCI, and CETP III.

(12)
Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, August 2013 for CEP IV, August 2014 for CJP III, and March 2015 for CEOF II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2015
Corporate Private Equity
CP V	$8,939.1	1.7x	1.9x	95%	X	X	100%	Jun-07	35	May-13
CP VI	$5,727.9	1.0x	1.1x	36%			100%	Jun-13	11	May-18
CEP III	€3,926.6	2.2x	2.2x	96%	X	X	100%	Jul-07	34	Dec-12
CAP III	$2,136.2	1.9x	1.9x	99%	X	X	100%	Jun-08	31	May-14
CAP IV	$1,768.5	0.9x	1.0x	42%			100%	Jul-13	10	Nov-18
CGFSP I	$1,133.8	1.7x	1.9x	98%	X	X	100%	Oct-08	29	Sep-14
CEOF I	$1,106.7	1.2x	1.4x	99%	X		80%	Sep-11	18	May-17
CAGP IV	$990.6	1.2x	1.5x	91%			100%	Aug-08	30	Jun-14
CP IV	$986.3	1.3x	2.4x	97%	X	X	80%	Apr-05	43	Dec-10
CEP IV	€836.9	1.1x	1.1x	22%			100%	Sep-14	6	Aug-19
CJP II	¥101,775.1	1.2x	1.3x	86%			80%	Oct-06	37	Jul-12
CAP II	$772.1	0.9x	1.8x	90%	(X)		80%	Mar-06	40	Feb-12
CGFSP II	$483.7	1.2x	1.2x	36%	X		100%	Jun-13	11	Dec-17
CEOF II	$437.5	1.0x	1.0x	19%			80%	Nov-15	1	Mar-21
CJP III	¥44,288.0	1.3x	1.2x	29%			100%	Sep-13	10	Feb-20
CETP II	€332.1	1.4x	2.4x	84%	X	X	100%	Jan-08	32	Jul-13
CEP II	€263.2	0.5x	1.9x	113%	X	X	80%	Sep-03	50	Sep-08
All Other Funds (8)	$2,402.2	1.0x	2.2x		NM	NM
Coinvestment and Other (9)	$5,003.6	1.8x	2.6x		NM	NM
Total Corporate Private Equity (10)	$38,926.1	1.4x	2.0x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our 55% economic interest in the results of operations of Claren Road, ESG and, for periods prior to July 1, 2015, Carlyle Commodity Management. Effective July 1, 2015, our results of operations for this segment reflects our approximate 83% economic interest of Carlyle Commodity Management. The following table presents our results of operations for our Global Market Strategies segment:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$210.7	$259.3	$275.2
Portfolio advisory fees, net	0.7	0.9	1.4
Transaction fees, net	—	0.2	0.1
Total fund level fee revenues	211.4	260.4	276.7
Performance fees
Realized	38.0	36.0	151.9
Unrealized	(63.1)	76.5	32.4
Total performance fees	(25.1)	112.5	184.3
Investment income (loss)
Realized	5.4	8.4	17.5
Unrealized	(15.7)	(3.6)	(1.5)
Total investment income (loss)	(10.3)	4.8	16.0
Interest	2.8	0.3	0.7
Other income	3.9	5.5	3.5
Total revenues	182.7	383.5	481.2
Segment Expenses
Compensation and benefits
Direct base compensation	101.2	110.6	99.6
Indirect base compensation	28.3	24.6	21.8
Equity-based compensation	19.0	13.9	3.0
Performance fee related
Realized	16.6	17.4	42.1
Unrealized	(27.7)	35.4	13.7
Total compensation and benefits	137.4	201.9	180.2
General, administrative, and other indirect expenses	69.8	52.9	60.9
Depreciation and amortization expense	5.0	4.0	4.5
Interest expense	10.8	9.7	7.9
Total expenses	223.0	268.5	253.5
Economic Net Income (Loss)	$(40.3)	$115.0	$227.7
(-) Net Performance Fees	(14.0)	59.7	128.5
(-) Investment Income (Loss)	(10.3)	4.8	16.0
(+) Equity-based Compensation	19.0	13.9	3.0
(+) Reserve for Litigation and Contingencies	9.0	—	—
(=) Fee Related Earnings	$12.0	$64.4	$86.2
(+) Realized Net Performance Fees	21.4	18.6	109.8
(+) Realized Investment Income	5.4	8.4	17.5
(=) Distributable Earnings	$38.8	$91.4	$213.5

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Distributable Earnings
The decrease in Distributable Earnings in 2015 was primarily driven by lower Fee Related Earnings and the decrease in 2014 was primarily driven by lower realized performance fees. Distributable earnings decreased $52.6 million for the year ended December 31, 2015 as compared to 2014, and decreased $122.1 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Distributable earnings, prior year	$91.4	$213.5
Increases (decreases):
Increase (decrease) in realized net performance fees	2.8	(91.2)
Decrease in realized investment income	(3.0)	(9.1)
Decrease in fee related earnings	(52.4)	(21.8)
Total decrease	(52.6)	(122.1)
Distributable earnings, current year	$38.8	$91.4

Realized Net Performance Fees. Realized net performance fees increased $2.8 million for the year ended December 31, 2015 as compared to 2014 and decreased $91.2 million for the year ended December 31, 2014 as compared to 2013. The majority of realized net performance fees were generated by the following funds for the years ended December 31, 2015, 2014 and 2013, respectively:

Year Ended December 31,
2015	2014	2013
Structured Credit Funds	Claren Road	Claren Road
ESG	ESG	ESG
Business Development Companies

Realized Investment Income. Realized investment income decreased $3.0 million for the year ended December 31, 2015 as compared to 2014 and decreased $9.1 million for the year ended December 31, 2014 as compared to 2013. The decrease in realized investment income for the year ended December 31, 2015 as compared to 2014 was primarily due to lower realizations on our distressed debt funds. The decrease in realized investment income for the year ended December 31, 2014 as compared to 2013 was primarily due to lower realizations in our investments in one of our business development companies.

Fee Related Earnings

Fee related earnings decreased $52.4 million for the year ended December 31, 2015 as compared to 2014, and decreased $21.8 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in fee related earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Fee related earnings, prior year	$64.4	$86.2
Increases (Decreases):
Decrease in fee revenues	(49.0)	(16.3)
Decrease (increase) in direct and indirect base compensation	5.7	(13.8)
(Increase) decrease in general, administrative and other expenses	(7.9)	8.0
All other changes	(1.2)	0.3
Total decrease	(52.4)	(21.8)
Fee related earnings, current year	$12.0	$64.4

Fee Revenues. Total fee revenues decreased $49.0 million for the year ended December 31, 2015 as compared to 2014 and decreased $16.3 million for the year ended December 31, 2014 as compared to 2013, due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Lower fund management fees	$(48.6)	$(15.9)
(Lower) higher transaction fees	(0.2)	0.1
Lower portfolio advisory fees	(0.2)	(0.5)
Total decrease in fee revenues	$(49.0)	$(16.3)
The decrease in fund management fees for the year ended December 31, 2015 as compared to 2014 is primarily from the hedge funds as a result of $4.3 billion of net redemptions in 2015 and depreciation that reduced total hedge fund assets under management from approximately $13.4 billion at December 31, 2014 to approximately $8.3 billion at December 31, 2015.
The decrease in fund management fees for the year ended December 31, 2014 as compared to 2013 is primarily due to the absence in 2014 of approximately $10.0 million of “catch-up” management fees earned from subsequent closings of our third distressed and corporate opportunities fund (“CSP III”) during the year ended December 31, 2013, approximately $7.4 million in subordinated management fees recognized in 2013 from two CLOs that were liquidated in 2013, and lower AUM in the Carlyle Commodity Management hedge funds. Offsetting these decreases were increases in management fees from the Claren Road and ESG hedge funds from greater assets under management of $16.3 million.
The weighted average management fee rate on our hedge funds decreased from 1.73% at December 31, 2014 to 1.59% at December 31, 2015 due to reduced AUM from net redemptions in our Claren Road funds, which charge a higher rate. The weighted average management fee rate on our carry funds decreased from 1.48% at December 31, 2014 to 1.38% at December 31, 2015 due to the reduction in both the fee basis and rate of CSP III and CEMOF I as they switched from commitments to invested equity at the end of their respective original investment periods.
The weighted average management fee rate on our hedge funds decreased from 1.77% at December 31, 2013 to 1.73% at December 31, 2014 due to higher AUM in the ESG hedge funds, which charge a lower rate, and decreases in AUM in the Carlyle Commodity Management hedge funds. The weighted average management fee rate on our carry funds decreased from 1.53% at December 31, 2013 to 1.48% at December 31, 2014 due to a step down in fee basis from commitments to invested capital on our second corporate mezzanine fund (“CMP II”).

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $5.7 million for the year ended December 31, 2015 as compared to 2014 primarily due to lower headcount and bonuses in 2015, partially offset by incremental compensation costs of $4.5 million related to fundraising activities, primarily associated with our second energy mezzanine fund (“CEMOF II”).
Direct and indirect base compensation increased $13.8 million for the year ended December 31, 2014 as compared to 2013, which primarily relates to incremental compensation costs related to increased headcount, promotions, and bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $7.9 million for the year ended December 31, 2015 as compared to 2014 primarily due to higher external costs associated with fundraising activities of $10.4 million, mostly related to our second energy mezzanine fund, partially offset by lower negative foreign currency adjustments.
General, administrative and other indirect expenses decreased $8.0 million for the year ended December 31, 2014 as compared to 2013. The decrease is primarily due to higher external costs associated with fundraising activities for the business development companies and for carry funds during 2013 as compared to 2014.
Economic Net Income (Loss)
Economic net income (loss) decreased $155.3 million for the year ended December 31, 2015 as compared to 2014, and decreased $112.7 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in economic net income (loss) for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Economic net income (loss), prior year	$115.0	$227.7
Increases (decreases):
Decrease in net performance fees	(73.7)	(68.8)
Decrease in investment income	(15.1)	(11.2)
Increase in equity-based compensation	(5.1)	(10.9)
Decrease in fee related earnings	(52.4)	(21.8)
Reserve for litigation and contingencies	(9.0)	—
Total decrease	(155.3)	(112.7)
Economic net income (loss), current year	$(40.3)	$115.0

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2015, 2014, and 2013 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Carry funds	$(62.9)	$84.6	$62.5
Hedge funds	10.5	(3.0)	115.1
Structured credit funds	20.9	27.6	6.7
Business development companies	6.4	3.3	—
Total performance fees	$(25.1)	$112.5	$184.3

The $(25.1) million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•our first energy mezzanine fund (“CEMOF”) of $(43.1) million,
•CMP II of $(19.3) million, and
•ESG funds of $7.3 million.

The $112.5 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•CSP III of $34.4 million,
•CEMOF of $29.6 million, and
•CMP II of $27.9 million.

The $184.3 million of performance fees for the year ended December 31, 2013 was driven primarily by performance fees recognized from the following funds:

•Claren Road Master Fund of $39.9 million,
•ESG Cross Border Equity Fund of $39.6 million,
•our second distressed and corporate opportunities fund (“CSP II”) of $38.3 million, and
•Claren Road Opportunities Fund of $19.1 million.

Performance fees of $(25.1) million, $112.5 million, and $184.3 million are inclusive of performance fees reversed of approximately $63.1 million, $12.0 million, and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Year Ended December 31,
	2015	2014	2013
Carry funds	(8)%	20%	28%

Net performance fees decreased $73.7 million to $(14.0) million for the year ended December 31, 2015 compared to $59.7 million in 2014. Net performance fees decreased $68.8 million to $59.7 million for the year ended December 31, 2014 compared to $128.5 million in 2013.

Total Investment Income (Loss). Total investment loss (realized and unrealized) for the year ended December 31, 2015 was $10.3 million compared to investment income of $4.8 million for the year ended December 31, 2014. The decrease in investment income from 2014 to 2015 relates primarily to depreciation on U.S.-denominated collateralized loan obligations as well as investment losses in 2015 in CEMOF as compared to investment income in 2014.
Total investment income was $4.8 million for the year ended December 31, 2014 compared to investment income of $16.0 million in 2013. The decrease in investment income was due primarily to a realization of a debt investment in 2013 that resulted in a net investment gain of approximately $4.7 million. Also contributing to the decrease was lower appreciation on our CLO investments in 2014 as compared to 2013, which resulted in a decrease in investment income of $4.2 million from 2013 to 2014.
Equity-based Compensation. Equity-based compensation was $19.0 million, $13.9 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase from 2014 to 2015 and the increase from 2013 to 2014 are due to the ongoing granting of deferred restricted common units to new and existing employees during 2013, 2014 and 2015, and a decrease in the estimated forfeiture rates during 2013 and 2015.
Reserve for Litigation and Contingencies. Global Market Strategies' share of a reserve for litigation and contingencies was $9.0 million for the year ended December 31, 2015. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2015.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Global Market Strategies
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,298	$1,916	$2,439
Fee-earning AUM based on invested capital	1,601	653	607
Fee-earning AUM based on collateral balances, at par	17,896	17,631	16,465
Fee-earning AUM based on net asset value	7,811	12,812	13,593
Fee-earning AUM based on other (2)	1,366	886	307
Total Fee-earning AUM	$30,972	$33,898	$33,411
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.52%	1.69%	1.73%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on notional value and gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Global Market Strategies
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,898	$33,411	$31,034
Acquisitions	—	—	78
Inflows, including Commitments (1)	2,422	2	639
Outflows, including Distributions (2)	(1,025)	(479)	(462)
Subscriptions, net of Redemptions (3)	(4,327)	767	959
Changes in CLO collateral balances (4)	850	1,887	56
Market Appreciation/(Depreciation) (5)	(674)	(1,548)	834
Foreign Exchange and other (6)	(172)	(142)	273
Balance, End of Period	$30,972	$33,898	$33,411

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period and investments in our business development companies.

(2)
Outflows represent limited partner distributions from our carry funds and changes in basis for our carry funds where the investment period has expired and distributions from our business development companies.

(3)
Represents subscriptions and redemptions in our hedge funds and mutual fund. Our hedge fund partnerships had outstanding redemption requests for $3.1 billion in the aggregate as of the beginning of the first quarter of 2016.

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

Fee-earning AUM was $31.0 billion at December 31, 2015, a decrease of $2.9 billion, or 9%, compared to $33.9 billion at December 31, 2014. This was driven by $4.3 billion of net redemptions in our hedge funds, $1.0 billion of net outflows including distributions, primarily due to the change in basis from commitments to invested equity in CSP III and our first energy mezzanine fund (“CEMOF I”), and $0.7 billion in market depreciation. This was partially offset by $2.4 billion of inflows, including commitments, primarily driven by new commitments in CEMOF II and a $0.9 billion increase in the collateral balances of our CLO's. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, As of December 31, 2012	$1,820	$30,722	$32,542
Acquisitions	—	78	78
Commitments (1)	319	—	319
Capital Called, net (2)	(945)	1,212	267
Distributions (3)	264	(1,055)	(791)
Subscriptions, net of Redemptions (4)	—	992	992
Changes in CLO collateral balances (5)	—	399	399
Market Appreciation/(Depreciation) (6)	—	1,380	1,380
Foreign exchange and other (7)	—	291	291
Balance, As of December 31, 2013	$1,458	$34,019	$35,477
Commitments (1)	150	—	150
Capital Called, net (2)	(566)	812	246
Distributions (3)	474	(887)	(413)
Subscriptions, net of Redemptions (4)	—	924	924
Changes in CLO collateral balances (5)	—	2,087	2,087
Market Appreciation/(Depreciation) (6)	—	(1,237)	(1,237)
Foreign exchange and other (7)	(4)	(489)	(493)
Balance, As of December 31, 2014	$1,512	$35,229	$36,741
Commitments (1)	2,695	—	2,695
Capital Called, net (2)	(668)	1,001	333
Distributions (3)	186	(532)	(346)
Subscriptions, net of Redemptions (4)	—	(4,434)	(4,434)
Changes in CLO collateral balances (5)	—	1,602	1,602
Market Appreciation/(Depreciation) (6)	—	(945)	(945)
Foreign exchange and other (7)	26	(417)	(391)
Balance, As of December 31, 2015 (8)	$3,751	$31,504	$35,255

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund. Our hedge fund partnerships had outstanding redemption requests for $3.1 billion in the aggregate as of the beginning of the first quarter of 2016.

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

(8)
Ending balance is comprised of approximately $19.4 billion from our structured credit /other structured product funds, $8.3 billion in our hedge funds, $6.2 billion (including $3.8 billion of Available Capital) in our carry funds, and $1.4 billion from our business development companies.

Total AUM was $35.3 billion at December 31, 2015, a decrease of $1.4 billion, or 4%, compared to $36.7 billion at December 31, 2014. This decrease was primarily driven by $4.4 billion in net redemptions from our hedge funds, $0.9 billion of market depreciation, representing a 8% ($0.2 billion) decrease on our portfolio of carry funds for the period and declines in our hedge funds, and $0.4 billion of foreign exchange decreases in our Euro-denominated CLOs. Offsetting these decreases were $2.7 billion of new commitments driven by fundraising in CEMOF II and $1.6 billion increases in the par value of our CLO collateral balances.
Total AUM was $36.7 billion at December 31, 2014, an increase of $1.3 billion, or 4%, compared to $35.5 billion at December 31, 2013. This increase was driven by (a) changes in the aggregate par value of our CLO collateral balances of $2.1 billion, primarily due to eight new issue CLOs raised, and (b) commitments of approximately $0.2 billion related to our carry funds and their related coinvestments. These increases were partially offset by market depreciation of $1.2 billion, representing declines in our hedge funds partially offset by a 20% ($0.4 billion) increase on our portfolio of carry funds for the period, and distributions in our carry funds of $0.9 billion, of which $0.5 billion was recycled back into available capital. Increases due to subscriptions, net of redemptions, to our hedge funds of $0.9 billion in 2014 are exclusive of approximately $2.2 billion of net redemption notifications effective January 1, 2015.
Total AUM was $35.5 billion at December 31, 2013, an increase of $3.0 billion, or approximately 9%, compared to $32.5 billion at December 31, 2012. This increase was driven by (a) market appreciation of $1.4 billion, representing increases in our hedge funds coupled with a 28% ($0.5 billion) increase on our portfolio of carry funds for the period, (b) subscriptions, net of redemptions, to our hedge funds of $1.0 billion, (c) new commitments to our CSP III carry fund of approximately $0.3 billion, and (d) six new issue CLOs raised totaling $3.1 billion, offset by the liquidation of certain existing CLOs in accordance with their business plans. These increases were partially offset by distributions in our carry funds of $1.1 billion, of which $0.3 billion was recycled back into available capital.
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

			as of December 31, 2015			Inception to December 31, 2015
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1.4	$1.4	$2.4	1.8x	17%	11%
CEMOF I	12/2010	$1.4	$1.1	$1.3	1.1x	9%	3%
CEMOF II (7)	2/2015	$2.4	$0.2	$0.2	1.0x	NM	NM

(1)
The data presented herein that provides “inception to date” performance results for CSP II, CEMOF I, and CEMOF II related to the period following the formation of the funds in June 2007, December 2010, and February 2015, respectively.

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

(7)	Returns are not considered meaningful, as the investment period commenced in February 2015 for CEMOF II.

	Remaining Fair Value (1)	Unrealized MOIC (2)	Total MOIC (3)	% Invested (4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date (7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2015
Global Market Strategies
CEMOF I	$846.7	0.8x	1.1x	83%			100%	Dec-10	21	Dec-15
CSP II	$304.1	0.8x	1.8x	100%	X		80%	Dec-07	33	Jun-11
CEMOF II	$179.2	1.0x	1.0x	7%			100%	Dec-15	1	Feb-20
All Other Funds (8)	$725.1	1.0x	1.5x		NM	NM
Coinvestment and Other (9)	$354.7	0.9x	1.1x		NM	NM
Total Global Market Strategies	$2,409.7	0.9x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

The following table reflects the performance of the Claren Road Master Fund and the Claren Road Opportunities Fund, which had AUM of approximately $2.2 billion and $1.1 billion, respectively, as of December 31, 2015:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
Claren Road Master Fund	(7)%	(4)%	(1)%	5%
Claren Road Opportunities Fund	(9)%	(5)%	0%	7%
Barclays Aggregate Bond Index	1%	1%	3%	5%
Volatility (4)
Claren Road Master Fund Standard Deviation (Annualized)	6%	8%	6%	6%
Claren Road Opportunities Fund Standard Deviation (Annualized)	8%	11%	9%	9%
Barclays Aggregate Bond Index Standard Deviation (Annualized)	3%	3%	3%	3%
Sharpe Ratio (1M LIBOR) (5)
Claren Road Master Fund	(1.17)	(0.57)	(0.17)	0.70
Claren Road Opportunities Fund	(1.16)	(0.44)	0.00	0.61
Barclays Aggregate Bond Index	0.12	0.43	1.12	0.95

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

(2)	As of December 31, 2015.

(3)	The Claren Road Master Fund was established in January 2006. The Claren Road Opportunities Fund was established in April 2008. Performance is from inception through December 31, 2015.

(4)	Volatility is the annualized standard deviation of monthly net investment returns.

(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The following table reflects the performance of the ESG Cross Border Equity Master Fund Ltd. and the ESG Domestic Opportunity Master Fund, Ltd, which had AUM of approximately $2.4 billion and $1.3 billion, respectively, as of December 31, 2015:

	1 Year (2)	3-Year (2)	5-Year (2)	Inception (3)
Net Annualized Return (1)
CBE	(5)%	0%	3%	4%
DOF	(3)%	1%	n/a	4%
MSCI EM index	(15)%	(7)%	(5)%	1%
Volatility (4)
CBE Standard Deviation (Annualized)	8%	7%	7%	8%
DOF Standard Deviation (Annualized)	10%	9%	n/a	11%
MSCI EM index Standard Deviation (Annualized)	18%	14%	18%	24%
Sharpe Ratio (1M LIBOR) (5)
CBE	(0.63)	0.00	0.49	0.40
DOF	(0.32)	0.14	n/a	0.33
MSCI EM index	(0.84)	(0.46)	(0.26)	0.02

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

(2)	As of December 31, 2015.

(3)	The CBE Fund was established in January 2007. The DOF Fund was established in April 2011. Performance is from inception through December 31, 2015.

(4)	Volatility is the annualized standard deviation of monthly net investment returns.

(5)	The Sharpe Ratio compares the historical excess return on an investment over the risk free rate of return with its historical annualized volatility.

The asset-weighted hedge fund performance of our reported funds was (6.5)% for 2015 versus (9.1%) for 2014.

Real Assets
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions and the net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income. The following table presents our results of operations for our Real Assets segment:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$255.9	$223.8	$188.9
Portfolio advisory fees, net	0.4	0.8	1.3
Transaction fees, net	2.1	1.6	3.9
Total fund level fee revenues	258.4	226.2	194.1
Performance fees
Realized	163.2	88.5	40.5
Unrealized	(42.5)	(39.5)	43.4
Total performance fees	120.7	49.0	83.9
Investment income (loss)
Realized	(93.6)	(32.2)	(22.7)
Unrealized	63.1	(15.7)	(62.3)
Total investment income (loss)	(30.5)	(47.9)	(85.0)
Interest	0.3	0.3	0.2
Other income	2.6	4.4	1.8
Total revenues	351.5	232.0	195.0
Segment Expenses
Compensation and benefits
Direct base compensation	70.0	75.2	70.2
Indirect base compensation	39.3	48.5	30.4
Equity-based compensation	25.0	19.2	4.6
Performance fee related
Realized	68.5	30.1	(4.0)
Unrealized	26.3	32.1	56.7
Total compensation and benefits	229.1	205.1	157.9
General, administrative, and other indirect expenses	74.6	72.2	58.4
Depreciation and amortization expense	4.3	3.6	4.3
Interest expense	10.6	9.9	8.2
Total expenses	318.6	290.8	228.8
Economic Net Income (Loss)	$32.9	$(58.8)	$(33.8)
(-) Net Performance Fees	25.9	(13.2)	31.2
(-) Investment Income (Loss)	(30.5)	(47.9)	(85.0)
(+) Equity-based Compensation	25.0	19.2	4.6
(+) Reserve for Litigation and Contingencies	9.2	—	—
(=) Fee Related Earnings	$71.7	$21.5	$24.6
(+) Realized Net Performance Fees	94.7	58.4	44.5
(+) Realized Investment Income (Loss)	(93.6)	(32.2)	(22.7)
(=) Distributable Earnings	$72.8	$47.7	$46.4

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Distributable Earnings
Distributable earnings increased $25.1 million for the year ended December 31, 2015 as compared to 2014 and increased $1.3 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in distributable earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Distributable earnings, prior year	$47.7	$46.4
Increases (decreases):
Increase in realized net performance fees	36.3	13.9
Increase in realized investment loss	(61.4)	(9.5)
Increase (decreases) in fee related earnings	50.2	(3.1)
Total increase	25.1	1.3
Distributable earnings, current year	$72.8	$47.7

Realized Net Performance Fees. Realized net performance fees increased $36.3 million for the year ended December 31, 2015 as compared to 2014, and increased $13.9 million for the year ended December 31, 2014 as compared to 2013. The majority of realized net performance fees were generated by the following funds for the years ended December 31, 2015, 2014 and 2013, respectively:

Year Ended December 31,
2015	2014	2013
CRP VI	CRP VI	CRP VI
CRP III
CPOCP

Realized Investment Loss. Realized investment loss increased $61.4 million for the year ended December 31, 2015 as compared to 2014, and realized investment loss increased $9.5 million for the year ended December 31, 2014 as compared to 2013. The increase in realized investment loss for the year ended December 31, 2015 as compared to 2014 primarily represented the realization of Carlyle's cumulative losses from our guarantee of liabilities of Carlyle Europe Real Estate Partners I. L.P. (“CEREP I”) associated with an adverse court judgment in a French tax court proceeding of $80 million, offset by $9.7 million of lower realized investment losses in 2015 associated with Urbplan.

The increase in realized investment loss for the year ended December 31, 2014 as compared to 2013 was primarily due to realized investment losses on Urbplan and a mezzanine loan investment to one of our European real estate funds, partially offset by an investment gain from the sale of a European real estate investment.

Fee Related Earnings

Fee related earnings increased $50.2 million for the year ended December 31, 2015 as compared to 2014 and declined $3.1 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in fee related earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Fee related earnings, prior year	$21.5	$24.6
Increases (decreases):
Increase in fee revenues	32.2	32.1
Decrease (increase) in direct and indirect base compensation	14.4	(23.1)
Decrease (increase) in general, administrative and other expenses	6.8	(13.8)
All other changes	(3.2)	1.7
Total increase (decrease)	50.2	(3.1)
Fee related earnings, current year	$71.7	$21.5

Fee Revenues. Total fee revenues increased $32.2 million for the year ended December 31, 2015 as compared to 2014 and increased $32.1 million for the year ended December 31, 2014 as compared to the same period in 2013, due to the following:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Higher fund management fees	$32.1	$34.9
Higher (lower) transaction fees	0.5	(2.3)
Lower portfolio advisory fees	(0.4)	(0.5)
Total increase in fee revenues	$32.2	$32.1

The increase in fund management fees for the year ended December 31, 2015 as compared to 2014 primarily reflects a $16.2 million increase in catch-up management fees from $7.6 million in 2014 to $23.8 million in 2015. The increase in catch-up management fees is primarily due from subsequent closings on our seventh U.S. real estate fund (“CRP VII”), our first international energy fund (“CIEP I”) and our second power fund (“CPP II”). Also, the increase in fund management fees was due to the commencement of the investment period of CRP VII and CPP II in June 2014 when both funds began to charge management fees at such time, as well as higher assets under management from additional commitments raised during 2014 and 2015 in CRP VII, CIEP I, and CPP II. These increases were partially offset by declines in fund management fees from distributions from certain other U.S. and European real estate funds outside of their investment periods, which had the effect of lowering the management fee base of those funds.

The increase in management fees for the year ended December 31, 2014 as compared to 2013 is primarily due $40.9 million of incremental management fees earned in 2014 from CIEP I, which commenced its investment period in September 2013, including catch-up management fees earned in 2014 from subsequent closings of that fund of approximately $14.4 million. Also contributing to the increase was $16.1 million of incremental management fees from the commencement of management fees on CRP VII in 2014, which includes $3.3 million of catch-up management fees from subsequent closings of that fund. This increase was partially offset by declines in management fees from distributions from certain other U.S. and European real estate funds and NGP management fee funds outside of their investment periods.

The total weighted average management fee rate declined to 1.24% at December 31, 2015 from 1.31% at December 31, 2014 primarily due to new commitments to CRP VII and CPP II which charges a lower management fee rate compared to other funds. The weighted average management fee rate for funds in the investment period declined to 1.44% at December 31, 2015 from 1.54% at December 31, 2014 primarily due to fundraising in CRP VII and CPP II.

The total weighted average management fee rate increased to 1.31% at December 31, 2014 from 1.18% at December 31, 2013, primarily due to commitments to CRP VII and CIEP I. Despite the step down from commitments to invested capital in one of our Legacy Energy funds (“Renew II”), from which we are entitled a 10% allocation of management fee related revenues, the weighted average management fee rate for funds in the investment period increased from 1.27% at December 31, 2013 to 1.54% at December 31, 2014 due to fundraising in CIEP I and CRP VII, from which we are entitled to 100% of management fee related revenues.

Direct and indirect compensation expense. Direct and indirect compensation expense declined $14.4 million for the year ended December 31, 2015 as compared to 2014 primarily due to lower bonuses in 2015 as well as lower compensation associated with fundraising of $7.1 million in 2015 versus 2014, driven by fundraising activities in 2014 related to CRP VII and CIEP I.

    Direct and indirect base compensation increased $23.1 million for the year ended December 31, 2014 as compared to 2013. The increase in compensation was due primarily to increased compensation associated with fundraising efforts for CRP VII and NGP carry funds, as well as incremental compensation costs related to increased headcount, promotions, and bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $6.8 million for the year ended December 31, 2015 as compared to 2014, primarily due to a decrease of $7.1 million in external costs associated with fundraising activities.
General, administrative and other indirect expenses increased $13.8 million for the year ended December 31, 2014 as compared to 2013. The increase primarily relates to an increase in external costs associated with fundraising activities for CRP VII and CIEP I, as well as an increase in professional fees associated with CIEP I.
Economic Net Income (Loss)
Economic net income increased $91.7 million for the year ended December 31, 2015 as compared to 2014 and economic net loss increased $25.0 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in economic net income (loss) for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Economic net income (loss), prior year	$(58.8)	$(33.8)
Increases (decreases):
Increase (decrease) in net performance fees	39.1	(44.4)
Decrease in investment losses	17.4	37.1
Increase in equity-based compensation	(5.8)	(14.6)
Increase (decrease) in fee related earnings	50.2	(3.1)
Reserve for litigation and contingencies	(9.2)	—
Total increase (decrease)	91.7	(25.0)
Economic net income (loss), current year	$32.9	$(58.8)

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2015, 2014, and 2013 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Real Estate funds	$204.1	$122.1	$106.4
Natural Resources funds	(0.8)	(25.1)	5.2
Legacy Energy funds	(82.6)	(48.0)	(27.7)
Total performance fees	$120.7	$49.0	$83.9

The $120.7 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $101.1 million,
•our fifth U.S. real estate fund (“CRP V”) of $73.9 million,
•our third U.S. real estate fund (“CRP III”) of $22.9 million,
•Energy III of $(38.7) million, and
•Carlyle/Riverstone Global Energy and Power Fund IV (“Energy IV”) of $(37.8) million.

The $49.0 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $98.5 million, and
•NGP Natural Resources X, L.P. of $(39.2) million.

The $83.9 million of performance fees for the year ended December 31, 2013 was driven primarily by performance fees recognized for CRP VI of $76.2 million.

Performance fees of $120.7 million, $49.0 million, and $83.9 million are inclusive of performance fees reversed of approximately $102.8 million, $92.5 million, and $39.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Year Ended December 31,
	2015	2014	2013
Real Estate funds	27%	18%	4%
Natural Resources funds	(3)%	(13)%	17%
Legacy Energy funds	(26)%	(12)%	(2)%
Total	(3)%	(2)%	1%

Net performance fees for the year ended December 31, 2015 were $25.9 million, representing an increase of $39.1 million from $(13.2) million in net performance fees for the year ended December 31, 2014. The increase in net performance fees primarily relates to our real estate funds which appreciated 27% for the year ended December 31, 2015 as compared to appreciation of 18% for the year ended December 31, 2014. Net performance fees for the year ended December 31, 2014 were $(13.2) million, representing a decline of $44.4 million from $31.2 million in net performance fees for the year ended December 31, 2013.

Total Investment Income (Loss). Total investment loss (realized and unrealized) for the year ended December 31, 2015 was $30.5 million compared to total investment loss of $47.9 million for the year ended December 31, 2014. The 2015 investment loss of $30.5 million was due primarily to $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse court judgment in a French tax court proceeding related to a transaction that CEREP I exited between 2007 and 2009. See Note 11 to the consolidated financial statements for additional information. The 2014 investment loss of $47.9 million was due primarily to unrealized losses associated with the guarantee of liabilities of CEREP I associated with the French tax court matter of $11.2 million, investment losses on certain other European real estate investments of $30.8 million, and losses associated with Urbplan of $24.3 million, partially offset by an investment gain of $22.5 million from the sale of another European real estate investment.

Total investment loss for the year ended December 31, 2014 was $47.9 million compared to an investment loss of $85.0 million for the year ended December 31, 2013. The decline in investment loss from 2013 to 2014 was due primarily to net investment losses on certain European real estate investments of $23.6 million in 2014 versus $76.6 million in 2013. This decline was offset by higher investment losses related to Urbplan, which were $24.3 million in 2014 versus $11.8 million in 2013.
Equity-based Compensation. Equity-based compensation was $25.0 million, $19.2 million, and $4.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase from 2014 to 2015 and the increase from 2013 to 2014 are due to the ongoing granting of deferred restricted common units to new and existing employees during 2013, 2014 and 2015, and a decrease in the estimated forfeiture rates during 2013 and 2015.
Reserve for Litigation and Contingencies. Real Assets' share of a reserve for litigation and contingencies was $9.2 million for the year ended December 31, 2015. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2015.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Real Assets
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,588	$5,143	$9,593
Fee-earning AUM based on invested capital (2)	17,353	22,528	18,199
Fee-earning AUM based on lower of cost or fair value and other (3)	964	680	646
Total Fee-earning AUM (4)	$30,905	$28,351	$28,438
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.31%	1.19%
Funds in Investment Period	1.44%	1.54%	1.26%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of December 31, 2015, the Legacy Energy Funds had, in the aggregate, approximately $6.3 billion in AUM and $5.8 billion in Fee-earning AUM. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as, "carry funds"), are managed by NGP Energy Capital Management. As of December 31, 2015, the NGP management fee funds and carry funds had, in the aggregate, approximately $12.4 billion in AUM and $11.5 billion in Fee-earning AUM.

(5)
Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund's Fee-earning AUM, as of the end of each period presented. Calculation reflects Carlyle’s 10% interest in management fees earned by the Legacy Energy funds and 47.5% interest (2013 and 2014) and 55% interest (2015) in management fees earned by the NGP management fee funds and carry funds. Accounts based on gross asset base generally have an effective management fee rate of 0.5% or less.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Real Assets
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,351	$28,438	$29,305
Inflows, including Commitments (1)	8,426	6,126	2,115
Outflows, including Distributions (2)	(5,655)	(5,864)	(3,055)
Market Appreciation/(Depreciation) (3)	(1)	(6)	—
Foreign Exchange and other (4)	(216)	(343)	73
Balance, End of Period	$30,905	$28,351	$28,438

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of funds vehicles based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $30.9 billion at December 31, 2015, an increase of $2.5 billion, or 9%, compared to $28.4 billion at December 31, 2014. This increase was driven by inflows of $8.4 billion primarily related to new commitments in CRP VII, CPP II, and CIEP I as well as the activation of previously raised commitments in NGP XI. This increase was partially offset by outflows of $5.7 billion, primarily related to distribution activity in our funds outside the original investment period in addition to the reduction in management fee basis for funds at the end of their original investment period. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Changes in fair value have no impact on Fee-earning AUM for Real Assets as all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, As of December 31, 2012	$9,944	$30,250	$40,194
Commitments (1)	1,961	—	1,961
Capital Called, net (2)	(4,013)	4,097	84
Distributions (3)	845	(6,059)	(5,214)
Market Appreciation/(Depreciation) (4)	—	1,649	1,649
Foreign exchange and other (5)	17	(27)	(10)
Balance, As of December 31, 2013	$8,754	$29,910	$38,664
Commitments (1)	8,888	—	8,888
Capital Called, net (2)	(3,612)	4,081	469
Distributions (3)	1,751	(8,698)	(6,947)
Market Appreciation/(Depreciation) (4)	—	1,577	1,577
Foreign exchange and other (5)	(67)	(289)	(356)
Balance, As of December 31, 2014	$15,714	$26,581	$42,295
Commitments (1)	3,673	—	3,673
Capital Called, net (2)	(3,530)	3,960	430
Distributions (3)	47	(5,842)	(5,795)
Market Appreciation/(Depreciation) (4)	—	(2,357)	(2,357)
Foreign exchange and other (5)	(43)	(212)	(255)
Balance, As of December 31, 2015	$15,861	$22,130	$37,991

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $38.0 billion at December 31, 2015, a decrease of $4.3 billion, or 10%, compared to $42.3 billion at December 31, 2014. This decrease was primarily driven by $5.8 billion in distributions primarily related to our U.S. Real Estate, NGP Energy, and Legacy Energy funds and $2.4 billion of market depreciation, representing a 3% decrease in the value of our carry fund portfolio. Our public portfolio declined by 12% ($0.5 billion) and our private portfolio increased slightly by $0.1 billion with the remainder attributable to our coinvestment vehicles and NGP management fee funds. The carry funds driving depreciation for the period included $1.0 billion attributable to Energy IV (29% depreciation), $0.6 billion attributable to Energy III (40% depreciation), and $0.4 billion attributable to NGP X (14% depreciation), partially offset by $0.5 billion (30% appreciation) attributable to CRP VI . Offsetting this was $3.7 billion of new commitments driven by fundraising in CRP VII, NGP XI, and CPP II.
Total AUM was $42.3 billion at December 31, 2014, an increase of $3.6 billion, or 9%, compared to $38.7 billion at December 31, 2013. This increase is due to (a) commitments of $8.9 billion in CRP VII, NGP XI, CIEP I, CPP II and related coinvestment vehicles, and (b) market appreciation of $1.6 billion, despite a 2% decrease in values across the real assets carry funds due to the inclusion of the NGP management fee funds in Total AUM. Our public portfolio declined by 26% ($1.2 billion) and our private portfolio increased by 8% ($1.0 billion) with the remainder attributable to our coinvestment vehicles and NGP management fee funds. The carry funds driving depreciation for the period included $0.6 billion attributable to Energy IV (13% depreciation), $0.4 billion attributable to Energy III (21% depreciation), and $0.2 billion attributable to Energy

II (59% depreciation), partially offset by $0.5 billion (35% appreciation) attributable to CRP VI and $0.5 billion attributable to NGP X. Offsetting this increase were net distributions of $6.9 billion, primarily in our Natural Resources and Legacy Energy fund platforms.
Total AUM was $38.7 billion at December 31, 2013, a decrease of $1.5 billion, or 4%, compared to $40.2 billion at December 31, 2012. The decrease was primarily due to distributions of $6.0 billion, of which approximately $0.8 billion was recycled back into available capital. This decrease was offset by commitments raised of $2.0 billion by CIEP I, CPOCP I, and various coinvestments and managed accounts in our Asia real estate funds. Market appreciation of $1.6 billion was driven by a 1% increase in values across the real assets carry funds, primarily driven by a 5% increase in our infrastructure and real estate funds. Our public portfolio increased by 5% ($0.2 billion) and our private portfolio remained relatively flat with the remainder attributable to our coinvestment vehicles and NGP management fee funds. The carry funds driving appreciation for the period included $0.3 billion attributable to CRP VI (42% appreciation), $0.3 billion attributable to CRP V (18% appreciation), and $0.2 billion attributable to Energy IV (4% appreciation), partially offset by $0.5 billion (19% depreciation) attributable to CEREP III.

Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2015 and excluding the NGP management fee funds, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.”

The following tables reflect the performance of our significant funds in our Real Assets business. See “Business — Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			as of December 31, 2015					as of December 31, 2015
	Fund Inception Date (1)	Committed Capital	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)	Net IRR (8)	Cumulative Invested Capital (2)	Total Fair Value (3)	MOIC (4)	Gross IRR (7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,579.4	3.0x	44%	30%	$522.5	$1,579.4	3.0x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,667.2	1.4x	6%	3%	$874.7	$1,372.6	1.6x	10%
CRP V	11/2006	$3,000.0	$3,293.1	$5,160.0	1.6x	12%	9%	$2,826.3	$4,491.0	1.6x	14%
CRP VI	9/2010	$2,340.0	$2,034.2	$3,604.4	1.8x	34%	24%	$1,060.8	$2,142.6	2.0x	36%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100%)	(100%)	€761.7	€123.1	0.2x	(100%)
CEREP III	5/2007	€2,229.5	€2,006.4	€2,212.5	1.1x	2%	(1)%	€934.2	€1,261.1	1.3x	7%
CIP	9/2006	$1,143.7	$1,029.2	$1,218.3	1.2x	4%	1%	$272.3	$204.7	0.8x	(5%)
NGP X	1/2012	$3,586.0	$2,981.3	$3,136.8	1.1x	3%	(1)%	$476.0	$959.3	2.0x	44%
Energy II	7/2002	$1,100.0	$1,334.8	$3,208.6	2.4x	81%	55%	$1,046.1	$3,084.4	2.9x	91%
Energy III	10/2005	$3,800.0	$3,559.9	$5,296.4	1.5x	9%	7%	$2,308.7	$4,629.9	2.0x	18%
Energy IV	12/2007	$5,979.1	$5,981.7	$7,509.6	1.3x	9%	5%	$2,522.4	$4,615.0	1.8x	27%
Renew II	3/2008	$3,417.5	$2,848.8	$3,788.8	1.3x	8%	5%	$1,434.2	$2,183.1	1.5x	14%
All Other Funds(9)	Various		$2,939.5	$3,269.8	1.1x	4%	(1)%	$2,494.5	$2,785.1	1.1x	5%
Coinvestments and Other(10)	Various		$5,378.7	$8,402.5	1.6x	17%	13%	$3,117.8	$6,274.9	2.0x	23%
Total Fully Invested Funds			$36,750.3	$51,144.2	1.4x	12%	7%	$21,360.8	$36,585.1	1.7x	19%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$4,161.6	$1,206.3	$1,326.8	1.1x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$439.2	$535.3	1.2x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$526.0	$491.0	0.9x	NM	NM
CPP II (12)	6/2014	$1,142.9	$194.3	$187.4	1.0x	NM	NM
All Other Funds(11)	Various		$113.5	$119.6	1.1x	NM	NM
Total Funds in the Investment Period			$2,479.2	$2,660.1	1.1x	12%	(5)%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$39,229.5	$53,804.3	1.4x	12%	7%	$21,360.8	$36,585.1	1.7x	19%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Energy I and Renew I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following fund: NGP GAP. Returns are not considered meaningful, as the investment period commenced in December 2013 for NGP GAP.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, June 2014 for NGP XI, and June 2014 for CPP II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of December 31, 2015
Real Assets
Energy IV	$2,556.6	0.7x	1.3x	100%	(X)		80%	Feb-08	32	Dec-13
NGP X	$2,333.3	1.0x	1.1x	83%			80%	Jan-12	16	May-17
Renew II	$1,787.9	1.1x	1.3x	83%	(X)		80%	Mar-08	32	May-14
CRP VI	$1,502.6	1.5x	1.8x	87%	X	X	50%	Mar-11	20	Mar-16
CRP VII	$1,338.8	1.1x	1.1x	29%			80%	Jun-14	7	Mar-19
CRP V	$1,167.6	1.7x	1.6x	110%	X		50%	Nov-06	37	Nov-11
CEREP III	€993.2	0.9x	1.1x	90%			67%	Jun-07	35	May-11
CIP	$797.8	1.4x	1.2x	90%			80%	Oct-06	37	Sep-12
CRP IV	$646.2	1.5x	1.4x	126%			50%	Jan-05	44	Dec-09
NGP XI	$529.5	0.9x	0.9x	10%			80%	Feb-15	4	Oct-19
CIEP I	$528.1	1.2x	1.2x	18%			80%	Oct-13	9	Sep-19
Energy III	$463.9	0.3x	1.5x	94%	(X)		80%	Nov-05	41	Oct-11
CRP III	$288.3	70.1x	3.0x	93%	X	X	50%	Mar-01	60	May-05
CPP II	$202.9	1.0x	1.0x	17%			80%	Sep-14	6	Apr-21
All Other Funds (8)	$462.2	0.6x	1.3x		NM	NM
Coinvestment and Other (9)	$2,690.0	1.2x	1.6x		NM	NM
Total Real Assets (10)	$18,374.9	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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
During the third week of February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. On February 19, 2016, the Partnership commenced a wind down of the operations of DGAM. While the restructuring did not impact our segment results for the year ended December 31, 2015, we expect that this action will improve our Investment Solutions segment results in the future, exclusive of costs incurred in connection with the wind down. For details of the impact of the restructuring to our U.S. GAAP results, please refer to Note 3 and Note 7 to the consolidated financial statements.

The following table presents our results of operations for our Investment Solutions segment:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$153.9	$181.4	$119.0
Portfolio advisory fees, net	—	—	—
Transaction fees, net	—	—	—
Total fund level fee revenues	153.9	181.4	119.0
Performance fees
Realized	24.1	42.9	21.7
Unrealized	103.6	150.0	129.8
Total performance fees	127.7	192.9	151.5
Investment income
Realized	0.1	—	—
Unrealized	0.2	0.4	0.2
Total investment income	0.3	0.4	0.2
Interest	0.2	0.2	—
Other income	0.9	1.1	0.2
Total revenues	283.0	376.0	270.9
Segment Expenses
Compensation and benefits
Direct base compensation	82.3	85.8	53.6
Indirect base compensation	13.0	13.6	5.6
Equity-based compensation	12.4	4.8	0.7
Performance fee related
Realized	20.3	30.9	14.3
Unrealized	94.8	145.0	131.2
Total compensation and benefits	222.8	280.1	205.4
General, administrative, and other indirect expenses	46.0	41.9	23.2
Depreciation and amortization expense	3.8	3.8	2.3
Interest expense	5.9	5.5	2.3
Total expenses	278.5	331.3	233.2
Economic Net Income	$4.5	$44.7	$37.7
(-) Net Performance Fees	12.6	17.0	6.0
(-) Investment Income	0.3	0.4	0.2
(+) Equity-based Compensation	12.4	4.8	0.7
(+) Reserve for Litigation and Contingencies	5.0	—	—
(=) Fee Related Earnings	$9.0	$32.1	$32.2
(+) Realized Net Performance Fees	3.8	12.0	7.4
(+) Realized Investment Income	0.1	—	—
(=) Distributable Earnings	$12.9	$44.1	$39.6

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Distributable Earnings
Distributable earnings decreased $31.2 million for the year ended December 31, 2015 as compared to 2014, and increased $4.5 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in distributable earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Distributable earnings, prior year	$44.1	$39.6
Increases (decreases):
(Decrease) increase in realized net performance fees	(8.2)	4.6
Increase in realized investment income	0.1	—
Decrease in fee related earnings	(23.1)	(0.1)
Total (decrease) increase	(31.2)	4.5
Distributable earnings, current year	$12.9	$44.1

Realized Net Performance Fees. Realized net performance fees decreased $8.2 million for the year ended December 31, 2015 as compared to 2014, and increased $4.6 million for the year ended December 31, 2014 as compared to 2013. Substantially all of the realized net performance fees were from the AlpInvest fund of fund vehicles for the years ended December 31, 2015, 2014 and 2013.

Fee Related Earnings

Fee related earnings decreased $23.1 million for the year ended December 31, 2015 as compared to 2014, and decreased $0.1 million for the year ended December 31, 2014 as compared to 2013. The following table provides the components of the change in fee related earnings for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Fee related earnings, prior year	$32.1	$32.2
Increases (decreases):
(Decrease) increase in fee revenues	(27.5)	62.4
Decrease (increase) in direct and indirect base compensation	4.1	(40.2)
Decrease (increase) in general, administrative and other expenses	0.9	(18.7)
All other changes	(0.6)	(3.6)
Total decrease	(23.1)	(0.1)
Fee related earnings, current year	$9.0	$32.1

Fee Revenues. Total fee revenues decreased $27.5 million for the year ended December 31, 2015 as compared to 2014, primarily due to the impact on management fees of the decline in the Euro exchange rate in 2015 as compared to 2014. Also contributing to the decrease in management fees was distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

Total fee revenues increased $62.4 million for the year ended December 31, 2014 as compared to 2013, primarily due to the increase of $15.9 million of management fees from our acquisition of Metropolitan, the incremental $17.5 million of management fees from our acquisition of DGAM, and the increase in management fees from our acquisition of the remaining 40% equity interest in AlpInvest in August 2013.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $4.1 million for the year ended December 31, 2015 as compared to 2014, primarily due to the decline in the Euro exchange rate in 2015 as compared to 2014 as well as lower headcount in 2015.
Direct and indirect base compensation expense increased $40.2 million for the year ended December 31, 2014 as compared to 2013. After considering the increase in compensation expense from our acquisition of Metropolitan of $11.0 million and our acquisition of DGAM of $11.0 million, and the acquisition of the remaining 40% equity interest in AlpInvest, the increase was also due to incremental costs related to investments in additional investor relations personnel for the Investment Solutions business lines.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $0.9 million for the year ended December 31, 2015 as compared to 2014, primarily due to lower professional fees and positive foreign currency adjustments due to the decline in the Euro exchange rate in 2015. These decreases were partially offset by higher real estate costs.
General, administrative and other indirect expenses increased $18.7 million for the year ended December 31, 2014 as compared to 2013. The increase was due primarily to the increase in general, administrative and other indirect expenses from our acquisition of Metropolitan of $5.9 million and our acquisition of DGAM of $4.8 million, and the acquisition of the remaining 40% equity interest in AlpInvest.
Economic Net Income
Economic net income decreased $40.2 million for the year ended December 31, 2015 as compared to 2014 and increased $7.0 million for the year ended December 31, 2014 as compared to 2013. The following table provides a rollforward of economic net income for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Economic net income, prior year	$44.7	$37.7
Increases (decreases):
(Decrease) increase in net performance fees	(4.4)	11.0
(Decrease) increase in investment income	(0.1)	0.2
Increase in equity-based compensation	(7.6)	(4.1)
Decrease in fee related earnings	(23.1)	(0.1)
Reserve for litigation and contingencies	(5.0)	—
Total (decrease) increase	(40.2)	7.0
Economic net income, current year	$4.5	$44.7

Performance Fees. Performance fees (realized and unrealized) for the years ended December 31, 2015, 2014, and 2013 are from the following types of funds:

	Performance Fees
	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Private equity fund of funds	$125.6	$185.7	$151.5
Hedge fund of funds	0.4	7.2	—
Real estate fund of funds	1.7	—	—
Total performance fees	$127.7	$192.9	$151.5
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

The decrease in performance fees in 2015 as compared to 2014 is primarily due to lower appreciation in our AlpInvest fund of funds vehicles in 2015 and the continued strengthening of the U.S. dollar to the Euro in 2015. Our AlpInvest fund of funds vehicles appreciated 27% in 2015 as compared to 30% in 2014 while the Euro fell approximately 10% relative to the U.S. dollar, further decreasing the performance fees earned in 2015 relative to 2014.

The $127.7 million of performance fees for the year ended December 31, 2015 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $27.1 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $22.6 million,
•Partnership Fund (2008) of $12.2 million, and
•Co-investment Fund & Secondaries Fund (2011-2013) of $11.8 million.

The $192.9 million of performance fees for the year ended December 31, 2014 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $32.9 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $24.3 million,
•Partnership Fund (2007) of $14.5 million, and
•Partnership Fund (2008) of $13.8 million.

The $151.5 million of performance fees for the year ended December 31, 2013 was driven primarily by multiple fund of funds vehicles exceeding their performance threshold in 2013, resulting in the recognition of a cumulative catch-up of performance fees at such time.

Performance fees of $127.7 million, $192.9 million, and $151.5 million are inclusive of performance fees reversed of approximately $11.5 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. There were no reversals of performance fees for 2013.

The appreciation in remaining value of our AlpInvest fund of funds vehicles for this segment are as follows:

	Year Ended December 31,
	2015	2014	2013
AlpInvest fund of funds	27%	30%	17%

Net performance fees for the year ended December 31, 2015 were $12.6 million, representing a decrease of $4.4 million from $17.0 million in net performance fees for the year ended December 31, 2014. Net performance fees for the year ended December 31, 2014 were $17.0 million, representing an increase of $11.0 million from $6.0 million in net performance fees for the year ended December 31, 2013.
Equity-based Compensation. Equity-based compensation was $12.4 million, $4.8 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase from 2014 to 2015 and the increase from 2013 to 2014 are primarily due to the ongoing granting of deferred restricted common units to new and existing employees during 2013, 2014 and 2015, and a decrease in the estimated forfeiture rates during 2013 and 2015.
Reserve for Litigation and Contingencies. Investment Solutions' share of a reserve for litigation and contingencies was $5.0 million for the year ended December 31, 2015. See Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Fee-earning AUM as of and for each of the Three Years Ended December 31, 2015.
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Investment Solutions
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,421	$9,669	$10,859
Fee-earning AUM based on invested capital (2)	1,222	1,307	1,120
Fee-earning AUM based on net asset value (3)	1,823	2,072	—
Fee-earning AUM based on lower of cost or fair market value	17,725	20,034	23,088
Total Fee-earning AUM	$28,191	$33,082	$35,067

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management”.

(2)	Includes amounts committed to or reserved for investments for certain Metropolitan fund of funds vehicles.

(3)
As disclosed in Note 3 to the consolidated financial statements, we commenced a wind down of the operations of Diversified Global Asset Management in the first quarter of 2016, which had approximately $2 billion of Fee-earning AUM as of December 31, 2015.

The table below provides the period to period rollforward of Fee-earning AUM.

	Twelve Months Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$33,082	$35,067	$28,942
Acquisitions	—	2,894	2,157
Inflows, including Commitments (1)	5,677	5,941	7,605
Outflows, including Distributions (2)	(7,406)	(6,271)	(5,525)
Subscriptions, net of Redemptions (3)	(201)	(1,044)	—
Market Appreciation/(Depreciation) (4)	(205)	399	154
Foreign Exchange and other (5)	(2,756)	(3,904)	1,734
Balance, End of Period	$28,191	$33,082	$35,067

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

(3)
Represents subscriptions and redemptions in our fund of hedge funds vehicles. As disclosed in Note 3 to the consolidated financial statements, we commenced a wind down of the operations of Diversified Global Asset Management in the first quarter of 2016, which had approximately $2 billion of Fee-earning AUM as of December 31, 2015.

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

Fee-earning AUM was $28.2 billion at December 31, 2015, a decrease of $4.9 billion, or 15%, compared to $33.1 billion at December 31, 2014. This decrease was driven by outflows of $7.4 billion which were primarily due to distributions in the AlpInvest and Metropolitan funds outside of their commitment or weighted-average investment periods, in addition to the reduction in basis from commitments to invested equity for those fund of funds vehicles that reached the end of their commitment period. Also driving the decrease was $2.8 billion in foreign exchange attributable to the translation of our AlpInvest fee-earning AUM from Euro to USD. Partially offsetting the decrease were inflows of $5.7 billion in our AlpInvest and Metropolitan fund of fund vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments. We may see further declines in Fee-earning AUM over the next five years if commitments from former owners of approximately $10 billion are not renewed. However, our plan is to raise new commitments with a higher fee-yield than that of the Fee-earning AUM over this time, which we expect will offset the impact on our fee revenues.
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

Total AUM as of and for each of the Three Years Ended December 31, 2015.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Investment Solutions
Balance, As of December 31, 2012	$14,528	$29,554	$44,082
Acquisitions	622	1,521	2,143
Commitments (1)	4,745	—	4,745
Capital Called, net (2)	(3,653)	3,740	87
Distributions (3)	497	(8,613)	(8,116)
Market Appreciation/(Depreciation) (4)	—	5,126	5,126
Foreign exchange and other (5)	324	1,413	1,737
Balance, As of December 31, 2013	$17,063	$32,741	$49,804
Acquisitions	—	2,993	2,993
Commitments (1)	4,605	—	4,605
Capital Called, net (2)	(4,857)	4,487	(370)
Distributions (3)	428	(9,903)	(9,475)
Subscriptions, net of Redemptions (4)	—	(1,084)	(1,084)
Market Appreciation/(Depreciation) (5)	—	9,557	9,557
Foreign exchange and other (6)	(1,033)	(4,228)	(5,261)
Balance, As of December 31, 2014	$16,206	$34,563	$50,769
Commitments (1)	3,171	—	3,171
Capital Called, net (2)	(4,908)	4,572	(336)
Distributions (3)	379	(11,427)	(11,048)
Subscriptions, net of Redemptions (4)	—	(188)	(188)
Market Appreciation/(Depreciation) (5)	—	7,716	7,716
Foreign exchange and other (6)	(655)	(3,224)	(3,879)
Balance, As of December 31, 2015	$14,193	$32,012	$46,205

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)
Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles. As disclosed in Note 3 to the consolidated financial statements, we commenced a wind down of the operations of Diversified Global Asset Management in the first quarter of 2016, which had approximately $2 billion of AUM as of December 31, 2015.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, coinvestments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of September 30, 2015) as provided by their general partners, plus the net cash flows since the latest valuation, up to December 31, 2015.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $46.2 billion as of December 31, 2015, a decrease of $4.6 billion, or 9%, compared to $50.8 billion as of December 31, 2014. This decrease was driven by $11.4 billion in distributions, of which $0.4 billion is recallable, and $3.9 billion of decreases in foreign exchange, both primarily in our AlpInvest fund of funds vehicles. Offsetting these decreases was$3.2 billion of new commitments primarily in our AlpInvest and Metropolitan fund of funds vehicles and $7.7 billion of market appreciation. Market appreciation was driven by 25% appreciation ($7.6 billion) in our AlpInvest fund of funds vehicles, 8% appreciation ($0.1 billion) in our Metropolitan fund of funds vehicles, and 2% depreciation ($0.1 billion) in our DGAM fund of hedge funds vehicles.

Total AUM was $50.8 billion as of December 31, 2014, an increase of $1.0 billion, or 2%, compared to $49.8 billion as of December 31, 2013. This increase was primarily driven by (a) market appreciation of $9.6 billion, due to nearly 30% appreciation ($9.0 billion) in our AlpInvest fund of funds vehicles, $0.3 billion of appreciation in our Metropolitan fund of funds vehicles, and $0.2 billion of appreciation in our DGAM fund of hedge funds vehicles, (b) activation of new mandates at AlpInvest and new commitments to Metropolitan during the year of approximately $4.6 billion, and (c) $3.0 billion from the DGAM acquisition. This was offset by (a) distributions of approximately $9.5 billion in the quarter, net of amounts recycled, (b) loss on the translation to U.S. dollars for our Euro-denominated funds of $5.3 billion, and (c) net redemptions of $1.1 billion in our fund of hedge funds vehicles.

Total AUM was $49.8 billion at December 31, 2013, an increase of $5.7 billion, or 13%, compared to $44.1 billion at December 31, 2012. This increase was primarily driven by (a) market appreciation of $5.1 billion, attributable to 17% appreciation in our AlpInvest fund of funds vehicles, (b) activation of new mandates during the year of approximately $4.7 billion, and (c) $2.1 billion from the Metropolitan acquisition. This was offset by distributions of approximately $8.1 billion in the quarter, net of amounts recycled.
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

			TOTAL INVESTMENTS
			as of December 31, 2015
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
			(Reported in Local Currency, in Millions)
Investment Solutions (1)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,433.7	€7,257.5	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€5,050.4	€7,889.1	1.6x	10%	10%
Main Fund III - Fund Investments	2005	€11,500.0	€13,072.6	€19,886.0	1.5x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,300.1	€5,849.7	1.4x	15%	14%
Main Fund I - Secondary Investments	2002	€519.4	€515.7	€974.4	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,052.6	€1,918.0	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,459.0	€3,600.1	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,970.3	€3,131.5	1.6x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€960.5	€2,641.8	2.8x	44%	41%
Main Fund III - Co-Investments	2006	€2,760.0	€2,967.9	€4,019.1	1.4x	5%	5%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,417.3	€3,138.3	2.2x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,055.8	€1,893.9	1.8x	38%	35%
Main Fund II - Mezzanine Investments	2004	€700.0	€797.4	€1,086.4	1.4x	8%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,995.5	€2,626.8	1.3x	10%	9%
All Other Funds (9)	Various		€1,970.0	€2,725.9	1.4x	15%	12%
Total Fully Committed Funds			€44,018.8	€68,638.4	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund V - Fund Investments (10)	2012	€5,080.0	€2,135.4	€2,212.5	1.0x	NM	NM
Main Fund VI - Fund Investments (10)	2015	€1,106.4	€17.2	€13.7	0.8x	NM	NM
Main Fund V - Secondary Investments	2011	€4,271.2	€2,758.6	€3,842.0	1.4x	26%	23%
Main Fund VI - Co-Investments (10)	2014	€1,115.0	€416.7	€429.7	1.0x	NM	NM
All Other Funds (9)	Various		€254.1	€277.6	1.1x	14%	8%
Total Funds in the Commitment Period			€5,582.1	€6,775.6	1.2x	18%	15%
TOTAL ALPINVEST			€49,600.8	€75,414.0	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD) (11)			$53,896.4	$81,945.1	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005 and c) Metropolitan Real Estate fund of funds vehicles. As of December 31, 2015, these excluded investments represent $0.5 billion of AUM at AlpInvest and $1.9 billion of AUM at Metropolitan.

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

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and we have distributed all realized performance fees after related compensation to equityholders. Historically, approximately 95% of all capital commitments to our funds have been provided by our fund investors, with the remaining amount typically funded by our senior Carlyle professionals, advisors and other professionals.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of December 31, 2015. We believe these sources will be sufficient to fund our capital needs for at least the next 12 months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.0 billion at December 31, 2015. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $808 million as of December 31, 2015. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes, including, but not limited to, giveback obligations.

Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.37% at December 31, 2015).
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
Loans Payable. Loans payable on our balance sheet at December 31, 2015 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at December 31, 2015 includes $13.7 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.
CLO Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($13.7 million at December 31, 2015) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at December 31, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
5.625% Senior Notes. In March 2013, Carlyle Holdings II Finance L.L.C., an indirect finance subsidiary of the Partnership, issued $400.0 million of 5.625% Senior Notes due March 30, 2043 at 99.583% of par. Interest is payable semi-annually on March 30 and September 30, beginning September 30, 2013. The notes are unsecured and unsubordinated obligations of Carlyle Holdings Finance II L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Carlyle Group L.P. and each of the Carlyle Holdings partnerships. The indenture governing the notes contains customary covenants and financial restrictions that, among other things, limit Carlyle Holdings Finance II L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.
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
Loans Payable of a Consolidated Real Estate VIE. Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2015, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.

Realized performance fee revenue. Another source of liquidity we may use to meet our capital needs is the realized performance fee revenue generated by our investment funds. Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Incentive fees earned on hedge fund structures are realized at the end of each fund’s measurement period. Incentive fees earned on our CLO vehicles generally are paid upon the dissolution of such vehicles.

Our accrued performance fees by segment as of December 31, 2015, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,096.9	$36.6	$2,060.3
Global Market Strategies	78.3	—	78.3
Real Assets	313.6	215.4	98.2
Investment Solutions	499.8	—	499.8
Total	$2,988.6	$252.0	$2,736.6
Less: Accrued performance fee-related compensation			(1,504.9)
Plus: Receivable for giveback obligations from current and former employees			23.8
Less: Deferred taxes on accrued performance fees			(81.8)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			127.3
Net accrued performance fees excluding compensation and non-controlling interests			1,301.0
Plus: Net accrued performance fees in Consolidated Funds, eliminated in consolidation			23.6
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(9.8)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,314.8
As of December 31, 2015, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (Dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,069.8
Growth Capital	74.8
Total Corporate Private Equity	1,144.6
Real Assets:
Real Estate	158.0
Natural Resources	8.7
Legacy Energy	(76.4)
Total Real Assets	90.3
Global Market Strategies	35.2
Investment Solutions and other non-carry funds	44.7
Net accrued performance fees attributable to Carlyle Holdings	$1,314.8
Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders.
In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	fund costs of litigation and contingencies, including related legal costs,

•	make distributions to our unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy;

•	fund the capital investments of Carlyle in our funds; and

•	repurchase our common units.
Distributions. With respect to distribution year 2015, the Board of Directors of our general partner has declared cumulative distributions to common unitholders totaling approximately $163.7 million, or $2.07 per common unit, consisting of (i) $0.29 per common unit in respect of the fourth quarter of 2015, which is payable on March 2, 2016 to common unitholders of record on February 23, 2016, (ii) $0.56 per common unit in respect of the third quarter of 2015, which was paid on November 24, 2015, (iii) $0.89 per common unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv) $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2015 were $251.0 million, representing the distributions paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014, $0.33 per common unit with respect to the first quarter of 2015, $0.89 per common unit with respect to the second quarter of 2015, and $0.56 per common unit with respect to the third quarter of 2015.
With respect to distribution year 2014, we declared distributions to common unitholders totaling approximately $143.2 million, or $2.09 per common unit, consisting of $0.16 per common unit in respect of each of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per common unit (approximately $110.9 million), which was paid in March 2015. Distributions to common unitholders paid during the calendar year ended December 31, 2014 were $102.7 million, representing the amount paid in March 2014 of $1.40 per common unit with respect to the fourth quarter of 2013 and the $0.16 per common unit quarterly distributions paid in each of May, August and November of 2014.
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
With respect to distribution year 2015, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $530.1 million, or $2.17 per Carlyle Holdings unit, consisting of (i) $0.35 per Carlyle Holdings unit in respect of the fourth quarter of 2015, which is payable on March 1, 2016 to Carlyle Holdings unitholders of record on February 23, 2016, (ii) $0.60 per Carlyle Holdings unit in respect of the third quarter of 2015, which was paid in November 2015, (iii) $0.89 per Carlyle Holdings unit in respect of the second quarter of 2015, which was paid in August 2015, and (iv) $0.33 per Carlyle Holdings unit in respect of the first quarter of 2015, which was paid in May 2015.  Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2015 were $848.5 million, representing the distributions paid in March 2015 of $1.61 per Carlyle Holdings unit with respect to the fourth quarter of 2014, $0.33 per Carlyle Holdings unit with respect to the first quarter of 2015, $0.89 per Carlyle Holdings unit with respect to the second quarter of 2015, and $0.60 per Carlyle Holdings unit with respect to the third quarter of 2015.
With respect to distribution year 2014, we declared distributions to the other limited partners of Carlyle Holdings totaling approximately $524.5 million, or $2.09 per Carlyle Holdings unit, consisting of the distributions declared in respect of the first three quarters of 2014 and an additional distribution in respect of the fourth quarter of 2014 of $1.61 per Carlyle Holdings unit (approximately $404.1 million), which was paid on March 5, 2015 to holders of record of Carlyle Holdings units at the close of business on February 23, 2015. Distributions to the other limited partners of Carlyle Holdings paid during the calendar year ended December 31, 2014 were $486.9 million, representing the quarterly distributions paid in each of March, May, August, and November of 2014.
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
Distributions for the 2014 fiscal year and prior years, including the fourth quarter 2014 distribution, were determined in accordance with Carlyle’s distribution policy in effect for those years. For those periods, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.'s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle's Distributable Earnings in excess of the amount determined by Carlyle's general partner that was necessary or appropriate to provide for the conduct of Carlyle's business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distributions for those years were less than our Distributable Earnings for that year due to these funding requirements.
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
Fund commitments. Generally, we intend to have Carlyle commit to fund approximately 1% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles.

Since our inception through December 31, 2015, we and our senior Carlyle professionals, advisors and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, advisors and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, advisors and other professionals to our investment funds as of December 31, 2015, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,757.7	$1,790.9	$3,548.6
Global Market Strategies	1,145.0	335.3	1,480.3
Real Assets	886.6	709.7	1,596.3
Investment Solutions	225.5	34.7	260.2
Total	$4,014.8	$2,870.6	$6,885.4
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, advisors and other professionals through our internal co-investment program. Of the $2.9 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.
Investments as of December 31, 2015 consist of the following (Dollars in millions):

Investments	$885.9
Less: Amounts attributable to non-controlling interests in consolidated entities	(263.9)
Less: Strategic equity method investment in NGP Management	(449.0)
Investments excluding non-controlling interests and NGP	173.0
Plus: investments in Consolidated Funds, eliminated in consolidation	218.0
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$391.0
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$3,902.8	$2,645.7	$2,994.3
Net cash (used in) provided by investing activities	(21.5)	37.0	(135.1)
Net cash used in financing activities	(4,011.2)	(2,293.4)	(2,503.7)
Effect of foreign exchange rate change	(120.6)	(113.9)	44.0
Net change in cash and cash equivalents	$(250.5)	$275.4	$399.5

Net Cash Provided by Operating Activities. Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance fees, the related non-cash performance fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the years ended December 31, 2015, 2014 and 2013, net cash provided by operating activities primarily includes the receipt of management fees and realized performance fees, totaling approximately $2.7 billion, $2.6 billion, and $2.2 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative, and other expenses of approximately $1.9 billion, $2.3 billion, and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time, investment proceeds may be greater than investment purchases. During the year ended December 31, 2015, investment proceeds were $313.0 million while investment purchases were $91.9 million. During the year ended December 31, 2014, investment proceeds were $544.4 million while investment purchases were $221.9 million. During the year ended December 31, 2013, investment proceeds were $294.3 million while investment purchases were $93.0 million.
The remaining cash flows from operating activities primarily relate to the investment activity of our Consolidated Funds. For the year ended December 31, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $11,653.6 million, while purchases of investments by the Consolidated Funds were $10,472.1 million. For the year ended December 31, 2014, proceeds from the sales and settlements of investments by the Consolidated Funds were $10,685.6 million, while purchases of investments by the Consolidated Funds were $10,566.3 million. For the year ended December 31, 2013, proceeds from the sales and settlements of investments by the Consolidated Funds were $11,631.6 million, while purchases of investments by the Consolidated Funds were $11,555.0 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. During the year ended December 31, 2015, cash used in investing activities principally reflects a change in restricted cash balances. Purchases of fixed assets were $62.3 million, $29.7 million and $29.5 million for the years ended the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2014, the acquisition of DGAM resulted in the use of cash, net of cash acquired, of $3.1 million. The 2013 acquisition of Metropolitan resulted in the net use of cash of $10.2 million during the year ended December 31, 2013.
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
For the year ended December 31, 2013, we received net proceeds of $495.3 million, net of financing costs, from the issuance of $500.0 million of senior notes in January 2013 and $394.1 million, net of financing costs, for the issuance of $400.0 million of senior notes in March 2013. The proceeds from these senior notes issuances were used to repay outstanding borrowings under our revolving credit facility and our term loan. For the year ended December 31, 2013, our repayments under our revolving credit facility were $386.3 million and our payments on our loans payable were $475.0 million. In addition, for the year ended December 31, 2013, we received net proceeds of $17.1 million, net of financing costs, from the loan issued related to one of our European CLO investments.

Distributions to our common unitholders were $251.0 million, $102.7 million, and $59.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $848.5 million, $486.9 million, and $372.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the years ended December 31, 2015, 2014, and 2013 were $734.3 million, $(1,033.4) million, and $(1,595.2) million, respectively. For the years ended December 31, 2015, 2014, and 2013, contributions from non-controlling interest holders were $2,376.6 million, $2,203.1 million, and $2,474.9 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2015, 2014, and 2013, distributions to non-controlling interest holders were $5,267.0 million, $4,190.4 million, and $3,038.0 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.

Our Balance Sheet

Total assets were $32.2 billion at December 31, 2015, a decrease of $3.8 billion from December 31, 2014. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds, accrued performance fees, due from affiliates and other receivables of Consolidated Funds, and net intangible assets of $2.0 billion, $0.8 billion, $0.4 billion, and $0.3 billion, respectively. Cash and cash equivalents were approximately $1.0 billion, a decrease of $0.3 billion from December 31, 2014.
Total liabilities were $23.3 billion at December 31, 2015, an increase of $0.1 billion from December 31, 2014. The increase in liabilities was primarily attributable to an increase in loans payable of Consolidated Funds, which increased $1.0 billion from December 31, 2014 to December 31, 2015, and an increase in accrued giveback obligations, which increased $0.2 billion. These increases were partially offset by decreases in other liabilities of the Consolidated Funds and accrued compensation and benefits of $0.7 billion and $0.4 billion, respectively.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 21 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2015, our total assets without the effect of the Consolidated Funds were $6.1 billion, including cash and cash equivalents of $1.0 billion and accrued performance fees of $3.0 billion.
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

For further information regarding our off-balance sheet arrangements, see Note 2 and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2015 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$13.7	$25.0	$1,100.0	$1,138.7
Interest payable(b)	54.7	108.0	107.3	791.3	1,061.3
Contingent cash consideration(c)	90.3	58.3	51.5	170.6	370.7
Operating lease obligations(d)	54.7	99.8	81.0	294.3	529.8
Capital commitments to Carlyle funds(e)	2,870.6	—	—	—	2,870.6
Tax receivable agreement payments(f)	3.5	10.9	11.9	115.4	141.7
Loans payable of Consolidated Funds(g)	324.2	646.7	764.9	18,818.4	20,554.2
Loans payable of a consolidated real estate VIE(h)	44.6	50.8	49.9	79.6	224.9
Unfunded commitments of the CLOs and Consolidated Funds(i)	803.3	—	—	—	803.3
Redemptions payable of Consolidated Funds(j)	555.8	—	—	—	555.8
Consolidated contractual obligations	4,801.7	988.2	1,091.5	21,369.6	28,251.0
Loans payable of Consolidated Funds(g)	(324.2)	(646.7)	(764.9)	(18,818.4)	(20,554.2)
Loans payable of a consolidated real estate VIE(h)	(44.6)	(50.8)	(49.9)	(79.6)	(224.9)
Capital commitments to Carlyle funds(e)	(2,521.0)	—	—	—	(2,521.0)
Unfunded commitments of the CLOs and Consolidated Funds(i)	(803.3)	—	—	—	(803.3)
Redemptions payable of Consolidated Funds(j)	(555.8)	—	—	—	(555.8)
Carlyle Operating Entities contractual obligations	$552.8	$290.7	$276.7	$2,471.6	$3,591.8

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

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.21% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), and approximately 1.75% on $13.7 million of our CLO term loan. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 6 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for more information. Included in these amounts are $5.0 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

(d)
We lease office space in various countries around the world and maintain our headquarters in Washington, D.C., where we lease our primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Our office leases in other locations expire in various years from 2016 through 2031. The amounts in this table represent the minimum lease payments required over the term of the lease.

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $2.9 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2015, at spreads to market rates pursuant to the debt agreements, and range from 0.10% to 7.69%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of December 31, 2015, at spreads to market rates pursuant to the loan agreements, and range from 18.6% to 24.2%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of September 30, 2015.

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

Excluded from the table above are liabilities for uncertain tax positions of $20.3 million at December 31, 2015 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $18.0 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From 2013 through December 31, 2015, $321.5 million has been funded to Urbplan by us and our senior Carlyle professionals (net of gains from related foreign currency forward contracts). We have funded $77.9 million of the $321.5 million and the remaining $243.6 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the year ended December 31, 2015, $108.2 million was funded to Urbplan, of which we funded $27.1 million and the senior Carlyle professionals funded $81.1 million indirectly through us.
From April 2013 through December 31, 2015, the cumulative investment losses related to Urbplan totaled $51.9 million, all of which are realized losses.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals may provide additional capital funding to Urbplan in the future. Urbplan will also continue to seek capital funding from unaffiliated parties and will seek to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership and its senior Carlyle professionals continue to provide financial support will be based on the circumstances at the time, including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, it is not expected that funding by the Partnership and its senior Carlyle professionals in 2016 would exceed $30 million.
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

For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, payable as of December 31, 2015, was paid in January 2016 with $63.0 million in cash and $120.0 million in a six year promissory note (accruing interest at the three month LIBOR plus 2.5%) issued by the Partnership. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.
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

	As of December 31, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements(1)
	(Dollars in millions)
Performance-based contingent cash consideration	$208.2	$183.0	$391.2	$230.2
Employment-based contingent cash consideration	148.4	45.0	193.4	80.4
Total	$356.6	$228.0	$584.6	$310.6

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

U.S. Risk Retention Rules

The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). The U.S. Risk Retention Rules become effective on December 24, 2016 and apply to sponsors of CLOs issued thereafter. As a sponsor of CLOs issued in Europe, we currently comply with similar risk retention rules that have been in place since 2014. To comply with the U.S. Risk Retention Rules, we expect that we will contribute approximately $700 million to new CLOs issued over the next five years. Our contribution to the new CLOs will be funded through a variety of sources, including direct funding from the Partnership, funding from senior Carlyle professionals, and limited recourse borrowing. The allocation of funding sources, and therefore the amount of capital required from the Partnership, will be determined in the future.

For additional information related to the U.S. Risk Retention Rules, see “-Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A.
Guarantees
See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to our material guarantees.

Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of December 31, 2015.
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
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our tax receivable agreement.
Contingent Obligations (Giveback)
Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund's cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the funds' investment values decline below certain levels. When the fair value of a fund's investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed.
See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

Carlyle Holdings Partnership Units
Rollforwards of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units for the years ended December 31, 2015 and 2014 are as follows:

	Units as of December 31, 2014	Units Issued - DRUs	Units Issued - Acquisitions	Units Forfeited	Units Exchanged	Units as of December 31, 2015
The Carlyle Group L.P. common units	67,761,012	5,455,881	82,046	(21,451)	7,131,214	80,408,702
Carlyle Holdings partnership units	251,195,295	—	—	(444,477)	(7,131,214)	243,619,604
Total	318,956,307	5,455,881	82,046	(465,928)	—	324,028,306

	Units as of December 31, 2013	Units Issued - Public Offering	Units Issued - DRUs	Units Issued - Acquisitions	Units Forfeited	Units Exchanged	Units as of December 31, 2014
The Carlyle Group L.P. common units	49,353,406	4,500,000	3,771,979	746,334	—	9,389,293	67,761,012
Carlyle Holdings partnership units	262,164,851	—	—	516,526	(2,096,789)	(9,389,293)	251,195,295
Total	311,518,257	4,500,000	3,771,979	1,262,860	(2,096,789)	—	318,956,307
The Carlyle Group L.P. common units issued during the period from December 31, 2014 through December 31, 2015 relate to: (i) the vesting of the Partnership’s deferred restricted common units during the year ended December 31, 2015, and (ii) the satisfaction of certain performance-based vesting contingent consideration arrangements related to our acquisition of DGAM. Further, The Carlyle Group L.P. common units in the table above includes 716,404 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units forfeited during the period from December 31, 2014 through December 31, 2015 primarily relate to unvested Carlyle Holdings partnership units and unvested common units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis and the Partnership’s use of the net cash proceeds from the issuance of 7,000,000 common units in June 2015 to acquire 7,000,000 Carlyle Holdings partnership units from certain limited partners of Carlyle Holdings.

The total units as of December 31, 2015 as shown above exclude approximately 0.9 million common units in connection with the vesting of deferred restricted common units and an exchange of Carlyle Holdings partnership units that will participate in the unitholder distribution that will be paid in March 2016.

The Carlyle Group L.P. common units issued during the period from December 31, 2013 through December 31, 2014 relate to: (i) the Partnership using the net cash proceeds from the issuance of 4,500,000 common units in March 2014 to acquire 4,500,000 newly issued Carlyle Holdings partnership units, (ii) the vesting of the Partnership’s deferred restricted common units during the year ended December 31, 2014, (iii) the acquisition of DGAM in February 2014, and (iv) the satisfaction of certain performance-vesting contingent consideration arrangements related to our acquisition of Metropolitan. Further, the Carlyle Group L.P. common units in the table above includes 716,404 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.

The Carlyle Holdings partnership units issued to other limited partners during the period from December 31, 2013 through December 31, 2014 were issued to the sellers of Claren Road and Metropolitan as a result of the satisfaction of certain performance-vesting contingent consideration arrangements related to the acquisitions of Claren Road and Metropolitan. The Carlyle Holdings partnership units forfeited during the period from December 31, 2013 through December 31, 2014 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership. The Carlyle Holdings partnership units exchanged relate primarily to the Partnership’s use of the net cash proceeds from the issuance of 9,300,000 common units in March 2014 to acquire 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings.

The total units as of December 31, 2014 as shown above exclude approximately 1.1 million common units in connection with the vesting of deferred restricted common units, an exchange of Carlyle Holdings partnership units held by NGP, and an acquisition earnout that participated in the unitholder distribution that was paid in March 2015.

Critical Accounting Policies
Principles of Consolidation. The Partnership consolidates all entities that it controls through a majority voting interest or otherwise. In addition, the accompanying consolidated financial statements consolidate: (1) Carlyle-affiliated funds and co-investment entities for which the Partnership is the sole general partner and the presumption of control by the general partner has not been overcome and (2) variable interest entities (“VIEs”), including certain CLOs and a real estate development company, for which the Partnership is deemed to be the primary beneficiary; consolidation of these entities is a requirement under U.S. GAAP. All significant inter-entity transactions and balances have been eliminated.
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
The assets of the Consolidated Funds are classified principally within investments of Consolidated Funds; the liabilities of the Consolidate Funds are classified principally within loan payable of Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally within separate legal entities. Therefore, the liabilities of the Consolidated Funds are non-recourse to us and our general creditors. On January 1, 2016, the Partnership adopted new consolidation guidance which will reduce the number of funds consolidated by the Partnership on January 1, 2016. As a result, the assets and liabilities of Consolidated Funds will decrease. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.

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
In addition to its performance fees from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment, the Partnership is also entitled to receive performance fees from certain of its global market strategies funds and investment solutions fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. Our hedge funds generally pay annual incentive fees or allocations equal to 20% of the fund’s profits for the year, subject to a high-water mark. The high-water mark is the highest historical net asset value attributable to a fund investor’s account on which incentive fees were paid and means that we will not earn incentive fees with respect to such fund investor for a year if the net asset value of such investor’s account at the end of the year is lower that year than any prior year net asset value or the net asset value at the date of such fund investor’s investment, generally excluding any contributions and redemptions for purposes of calculating net asset value. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the hedge funds’ then-current fair value. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid to us.
Performance Fee Related Compensation. A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed.

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
The Partnership accounts for income taxes using the asset and liability method, which Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”) requires the recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is more likely than not that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. The Partnership analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. The Partnership recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
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
In the absence of observable market prices, the Partnership values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management's determination of fair value is then based on the best information available in the circumstances and may incorporate management's own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described below:
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
Fund Investments — The Partnership's investments in external funds are valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. The terms of the investments generally preclude the ability to redeem the investment. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.
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
Equity-based Compensation. Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved; in certain instances, such compensation expense may be recognized prior to the grant date of the award.

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

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Recent Accounting Pronouncements
We discuss the recent accounting pronouncements in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance fees and investment income.
Although our investment funds share many common themes, each of our alternative asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are subject to approval by both the fund-level managing directors, as well as the investment committee, which is generally comprised of one or more of the three founding partners, one “sector” head, one or more advisors and senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
Effect on Fund Management Fees
Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. In addition, the terms of the governing agreements with respect to certain of our carry funds provide that the management fee base will be reduced when the aggregate fair market value of a fund’s investments is below its cost. Our hedge funds generally pay management fees quarterly that range from 1.5% to 2.0% of NAV per year. Our fund of hedge funds generally pay management fees quarterly that range from 0.2% to 1.5% of NAV. The proportion of our management fees that are based on NAV is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2015, approximately 11% of our fund management fees (14% of our fund management fees inclusive of management fees earned from Consolidated Funds) were based on the NAV of the applicable funds.
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

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2015 on our performance fee revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$599.8	$(337.3)
Global Market Strategies	30.4	(29.1)
Real Assets	173.4	(111.6)
Investment Solutions	299.7	(190.7)
Total	$1,103.3	$(668.7)
The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2015 on our performance fee revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in Millions)
Corporate Private Equity	$274.9	$(176.6)
Global Market Strategies	23.4	(22.2)
Real Assets	147.9	(104.3)
Investment Solutions	282.1	(185.3)
Total	$728.3	$(488.4)
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

	Total Assets Under Management, Excluding Available Commitments	Percentage Amount Classified as Level III Investments
	(Dollars in Millions)
Corporate Private Equity	$38,932	70%
Global Market Strategies (1)	$31,504	72%
Real Assets	$22,130	84%
Investment Solutions	$32,012	96%

(1)
Comprised of approximately $19.4 billion (100% Level III Investments) in our structured credit/other structured products funds, $8.3 billion (1% Level III Investments) in our hedge funds, and $2.4 billion (84% Level III Investments) in our carry funds, $1.4 billion (94% Level III Investments) in our business development companies.

Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2015, if the U.S. dollar strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $30.5 million, (b) performance fees would decrease by $37.9 million and (c) investment income would decrease by $2.8 million.
Interest Rate Risk
We have obligations under our term loan facility and an additional term loan that was entered into in October 2013 that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.
We are subject to interest rate risk associated with our variable rate debt financing. To manage this risk, we have an outstanding interest rate swap to fix the base LIBOR interest rate on our term loan facility borrowings with a notional amount of $250.0 million at December 31, 2015 that amortizes through September 30, 2016. In March 2013, we entered into a second interest rate swap with a notional amount of $225.0 million at December 31, 2015 that amortizes through September 30, 2016. The net effect of these interest rate swaps fixes the variable interest rate that we pay on the outstanding term loan facility borrowing ($25.0 million as of December 31, 2015) through September 30, 2016.
The additional term loan entered into during 2013 incurs interest at EURIBOR plus an applicable rate. We do not have any interest rate swaps in place for this borrowing.

Based on our debt obligations payable and our interest rate swaps as of December 31, 2015, we estimate that interest expense relating to variable rates would increase by an immaterial amount on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders of The Carlyle Group L.P.
We have audited the accompanying consolidated balance sheets of The Carlyle Group L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Carlyle Group L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders of The Carlyle Group L.P.
We have audited The Carlyle Group L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Carlyle Group L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Carlyle Group L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Carlyle Group L.P. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and redeemable non-controlling interests in consolidated entities, and cash flows for each of the three years in the period ended December 31, 2015 of The Carlyle Group L.P. and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 24, 2016

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$991.5	$1,242.0
Cash and cash equivalents held at Consolidated Funds	1,612.7	1,551.1
Restricted cash	18.9	59.7
Restricted cash and securities of Consolidated Funds	18.4	14.9
Accrued performance fees	2,988.6	3,795.6
Investments	885.9	931.6
Investments of Consolidated Funds	23,998.8	26,028.8
Due from affiliates and other receivables, net	195.3	199.4
Due from affiliates and other receivables of Consolidated Funds, net	765.3	1,213.2
Receivables and inventory of a consolidated real estate VIE	143.6	163.9
Fixed assets, net	110.9	75.4
Deposits and other	58.4	59.2
Other assets of a consolidated real estate VIE	47.6	86.4
Intangible assets, net	135.7	442.1
Deferred tax assets	219.4	131.0
Total assets	$32,191.0	$35,994.3
Liabilities and partners’ capital
Loans payable	$38.7	$40.2
3.875% senior notes due 2023	499.9	499.9
5.625% senior notes due 2043	606.5	606.8
Loans payable of Consolidated Funds	17,064.7	16,052.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $125.6 million and $243.6 million as of December 31, 2015 and 2014, respectively)	75.4	146.2
Accounts payable, accrued expenses and other liabilities	463.8	396.2
Accrued compensation and benefits	1,953.2	2,312.5
Due to affiliates	245.9	184.2
Deferred revenue	40.9	93.7
Deferred tax liabilities	103.5	112.2
Other liabilities of Consolidated Funds	1,838.6	2,504.9
Other liabilities of a consolidated real estate VIE	84.4	84.9
Accrued giveback obligations	252.0	104.4
Total liabilities	23,267.5	23,138.3
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	2,845.9	3,761.5
Partners’ capital (common units, 80,408,702 and 67,761,012 issued and outstanding as of December 31, 2015 and 2014, respectively)	485.9	566.0
Accumulated other comprehensive loss	(90.1)	(39.0)
Partners’ capital appropriated for Consolidated Funds	120.8	184.5
Non-controlling interests in consolidated entities	4,493.8	6,446.4
Non-controlling interests in Carlyle Holdings	1,067.2	1,936.6
Total partners’ capital	6,077.6	9,094.5
Total liabilities and partners’ capital	$32,191.0	$35,994.3
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in millions, except unit and per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Fund management fees	$1,085.2	$1,166.3	$984.6
Performance fees
Realized	1,441.9	1,328.7	1,176.7
Unrealized	(617.0)	345.7	1,198.6
Total performance fees	824.9	1,674.4	2,375.3
Investment income (loss)
Realized	32.9	23.7	14.4
Unrealized	(17.7)	(30.9)	4.4
Total investment income (loss)	15.2	(7.2)	18.8
Interest and other income	18.6	20.6	11.9
Interest and other income of Consolidated Funds	975.5	956.0	1,043.1
Revenue of a consolidated real estate VIE	86.8	70.2	7.5
Total revenues	3,006.2	3,880.3	4,441.2
Expenses
Compensation and benefits
Base compensation	632.2	789.0	738.0
Equity-based compensation	378.0	344.0	322.4
Performance fee related
Realized	650.5	590.7	539.2
Unrealized	(139.6)	282.2	644.5
Total compensation and benefits	1,521.1	2,005.9	2,244.1
General, administrative and other expenses	712.8	526.8	496.4
Interest	58.0	55.7	45.5
Interest and other expenses of Consolidated Funds	1,039.3	1,042.0	890.6
Interest and other expenses of a consolidated real estate VIE	144.6	175.3	33.8
Other non-operating income	(7.4)	(30.3)	(16.5)
Total expenses	3,468.4	3,775.4	3,693.9
Other income
Net investment gains of Consolidated Funds	864.4	887.0	696.7
Income before provision for income taxes	402.2	991.9	1,444.0
Provision for income taxes	2.1	76.8	96.2
Net income	400.1	915.1	1,347.8
Net income attributable to non-controlling interests in consolidated entities	537.9	485.5	676.0
Net income (loss) attributable to Carlyle Holdings	(137.8)	429.6	671.8
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(119.4)	343.8	567.7
Net income (loss) attributable to The Carlyle Group L.P.	$(18.4)	$85.8	$104.1
Net income (loss) attributable to The Carlyle Group L.P. per common unit (see Note 15)
Basic	$(0.24)	$1.35	$2.24
Diluted	$(0.30)	$1.23	$2.05
Weighted-average common units
Basic	74,523,935	62,788,634	46,135,229
Diluted	298,739,382	68,461,157	278,250,489
Distributions declared per common unit	$3.39	$1.88	$1.33
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$400.1	$915.1	$1,347.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(801.0)	(730.1)	372.7
Cash flow hedges
Unrealized gains (loss) for the period	—	—	0.2
Less: reclassification adjustment for loss included in interest expense	2.3	2.4	3.8
Defined benefit plans
Unrealized gains (loss) for the period	4.1	(0.6)	0.9
Less: reclassification adjustment for unrecognized loss during the period, net, included in base compensation expense	0.3	0.4	0.8
Other comprehensive income (loss)	(794.3)	(727.9)	378.4
Comprehensive income (loss)	(394.2)	187.2	1,726.2
Less: Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	63.7	279.1	375.0
Less: Comprehensive income attributable to non-controlling interests in consolidated entities	(143.8)	(632.9)	(1,152.3)
Less: Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	185.4	465.2	(272.3)
Comprehensive income (loss) attributable to Carlyle Holdings	(288.9)	298.6	676.6
Less: Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	239.1	(228.2)	(571.9)
Comprehensive income (loss) attributable to The Carlyle Group L.P.	$(49.8)	$70.4	$104.7
See accompanying notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Partners’ Capital and Redeemable Non-controlling Interests in Consolidated Entities
(Dollars and units in millions)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2012	43.2	$235.1	$(4.8)	$838.6	$8,264.8	$1,361.7	$10,695.4	$2,887.4
Reallocation of ownership interests in Carlyle Holdings	0.2	20.6	(6.7)	—	—	(13.9)	—	—
Acquisition of non-controlling interests in consolidated entities	2.9	4.2	(0.3)	—	(33.1)	22.1	(7.1)	—
Issuance of common units related to acquisitions	0.1	0.3	—	—	—	1.8	2.1	—
Initial consolidation of Consolidated Funds	—	—	—	—	69.6	—	69.6	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	16.6	16.6	—
Equity-based compensation	—	51.3	—	—	—	276.3	327.6	—
Net delivery of vested common units	3.0	1.4	—	—	—	3.4	4.8	—
Contributions	—	—	—	—	673.4	—	673.4	1,803.1
Distributions	—	(59.9)	—	—	(2,430.4)	(368.6)	(2,858.9)	(610.8)
Net income (loss)	—	104.1	—	(383.1)	786.8	567.7	1,075.5	272.3
Currency translation adjustments	—	—	(0.2)	8.1	365.1	(0.3)	372.7	—
Defined benefit plans, net	—	—	0.2	—	0.4	1.1	1.7	—
Change in fair value of cash flow hedge instruments	—	—	0.6	—	—	3.4	4.0	—
Balance at December 31, 2013	49.4	357.1	(11.2)	463.6	7,696.6	1,871.3	10,377.4	4,352.0
Reallocation of ownership interests in Carlyle Holdings	0.1	41.2	(10.3)	—	—	(30.9)	—	—
Issuance of units in public offering, net of issuance costs	13.8	97.8	(2.1)	—	—	50.4	146.1	—
Issuance of common units related to acquisitions	0.7	3.7	—	—	—	19.4	23.1	—
Issuance of Carlyle Holdings partnership units	—	—	—	—	—	12.8	12.8	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	9.7	—	—	—	—	9.7	—
Equity-based compensation	—	71.9	—	—	—	271.1	343.0	—
Net delivery of vested common units	3.8	1.5	—	—	—	1.2	2.7	—
Contributions	—	—	—	—	1,002.5	—	1,002.5	1,205.0
Distributions	—	(102.7)	—	—	(2,885.6)	(486.9)	(3,475.2)	(1,304.8)
Deconsolidation of a Consolidated Fund	—	—	—	—	—	—	—	(25.5)
Net income (loss)	—	85.8	—	(259.0)	1,209.7	343.8	1,380.3	(465.2)
Currency translation adjustments	—	—	(15.8)	(20.1)	(576.8)	(117.4)	(730.1)	—
Defined benefit plans, net	—	—	(0.1)	—	—	(0.1)	(0.2)	—
Change in fair value of cash flow hedge instruments	—	—	0.5	—	—	1.9	2.4	—
Balance at December 31, 2014	67.8	566.0	(39.0)	184.5	6,446.4	1,936.6	9,094.5	3,761.5
Reallocation of ownership interests in Carlyle Holdings	0.1	34.5	(12.6)	—	—	(21.9)	—	—
Exchange of units in public offering, net of issuance costs	7.0	52.5	(7.1)	—	—	(45.4)	—	—
Issuance of common units related to acquisitions	0.1	0.5	—	—	—	1.8	2.3	—
Deferred tax effects resulting from acquisition of interests in Carlyle Holdings	—	5.5	—	—	—	—	5.5	—
Equity-based compensation	—	92.8	—	—	—	283.2	376.0	—
Net delivery of vested common units	5.4	3.5	—	—	—	0.5	4.0	—
Contributions	—	—	—	—	1,090.5	—	1,090.5	1,286.1
Distributions	—	(251.0)	—	—	(3,230.8)	(848.5)	(4,330.3)	(2,036.2)
Initial consolidation of a Consolidated Fund	—	—	—	—	43.9	—	43.9	19.9
Net income (loss)	—	(18.4)	—	(54.4)	777.7	(119.4)	585.5	(185.4)
Currency translation adjustments	—	—	(32.9)	(9.3)	(633.9)	(124.9)	(801.0)	—
Defined benefit plans, net	—	—	1.0	—	—	3.4	4.4	—
Change in fair value of cash flow hedge instruments	—	—	0.5	—	—	1.8	2.3	—
Balance at December 31, 2015	80.4	$485.9	$(90.1)	$120.8	$4,493.8	$1,067.2	$6,077.6	$2,845.9
See accompanying notes.

The Carlyle Group L.P.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$400.1	$915.1	$1,347.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and impairment	322.8	192.1	163.6
Equity-based compensation	378.0	344.0	322.4
Excess tax benefits related to equity-based compensation	(4.0)	(2.7)	(1.9)
Non-cash performance fees	455.1	(572.9)	(1,525.5)
Other non-cash amounts	12.7	(1.4)	(9.1)
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(458.7)	(785.6)	(1,369.6)
Realized/unrealized (loss) gain from loans payable of Consolidated Funds	(436.5)	(11.9)	695.8
Purchases of investments by Consolidated Funds	(10,472.1)	(10,566.3)	(11,555.0)
Proceeds from sale and settlements of investments by Consolidated Funds	11,653.6	10,685.6	11,631.6
Non-cash interest income, net	3.3	(26.2)	(81.1)
Change in cash and cash equivalents held at Consolidated Funds	1,281.8	2,516.8	2,419.9
Change in other receivables held at Consolidated Funds	534.6	(414.7)	(228.8)
Change in other liabilities held at Consolidated Funds	48.0	63.3	(120.5)
Investment (income) loss	(0.5)	14.9	(4.8)
Purchases of investments and trading securities	(91.9)	(221.9)	(93.0)
Proceeds from the sale of investments and trading securities	313.0	544.4	294.3
Payments of contingent consideration	(17.8)	(59.6)	—
Changes in deferred taxes, net	(31.4)	10.5	44.5
Change in due from affiliates and other receivables	(1.4)	(4.2)	(7.8)
Change in receivables and inventory of a consolidated real estate VIE	(57.5)	—	10.1
Change in deposits and other	(10.8)	(10.9)	9.7
Change in other assets of a consolidated real estate VIE	(17.4)	(25.0)	4.3
Change in accounts payable, accrued expenses and other liabilities	62.5	(23.4)	46.6
Change in accrued compensation and benefits	(35.3)	155.4	935.5
Change in due to affiliates	21.0	(81.6)	96.7
Change in other liabilities of a consolidated real estate VIE	101.6	(24.9)	(32.1)
Change in deferred revenue	(50.0)	36.8	0.7
Net cash provided by operating activities	3,902.8	2,645.7	2,994.3
Cash flows from investing activities
Change in restricted cash	40.8	69.8	(95.4)
Purchases of fixed assets, net	(62.3)	(29.7)	(29.5)
Acquisitions, net of cash acquired	—	(3.1)	(10.2)
Net cash provided by (used in) investing activities	(21.5)	37.0	(135.1)
Cash flows from financing activities
Repayments under credit facility	—	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8	394.1
Proceeds from loans payable	—	—	17.1
Payments on loans payable	—	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(65.3)	(34.4)	(1.5)
Net borrowings (payments) on loans payable of Consolidated Funds	734.3	(1,033.4)	(1,595.2)
Payments of contingent consideration	(8.1)	(39.5)	(23.9)
Distributions to common unitholders	(251.0)	(102.7)	(59.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(848.5)	(486.9)	(372.9)
Net proceeds from issuance of common units, net of offering costs	209.9	449.5	—
Excess tax benefits related to equity-based compensation	4.0	2.7	1.9
Contributions from non-controlling interest holders	2,376.6	2,203.1	2,474.9
Distributions to non-controlling interest holders	(5,267.0)	(4,190.4)	(3,038.0)
Acquisition of non-controlling interests in Carlyle Holdings	(209.9)	(303.4)	(7.1)
Change in due to/from affiliates financing activities	(62.7)	(38.4)	17.3
Change in due to/from affiliates and other receivables of Consolidated Funds	(623.5)	1,069.6	55.5
Net cash used in financing activities	(4,011.2)	(2,293.4)	(2,503.7)
Effect of foreign exchange rate changes	(120.6)	(113.9)	44.0
(Decrease) Increase in cash and cash equivalents	(250.5)	275.4	399.5
Cash and cash equivalents, beginning of period	1,242.0	966.6	567.1
Cash and cash equivalents, end of period	$991.5	$1,242.0	$966.6
Supplemental cash disclosures
Cash paid for interest	$56.0	$51.9	$28.6
Cash paid for income taxes	$41.6	$58.7	$50.4
Supplemental non-cash disclosures
Increase in partners’ capital related to reallocation of ownership interest in Carlyle Holdings	$21.9	$30.9	$13.9
Increase to partners’ capital from acquisition of non-controlling interests in consolidated entities	$—	$—	$3.9
Initial consolidation of Consolidated Funds	$63.8	$—	$69.6
Non-cash contributions from non-controlling interest holders	$—	$4.4	$1.6
Non-cash distributions to non-controlling interest holders	$—	$—	$3.2
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$59.6	$67.8	$—
Deferred tax liability	$2.6	$—	$—
Tax receivable agreement liability	$51.5	$58.1	$—
Total partners’ capital	$5.5	$9.7	$—

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
As the sole general partner of Carlyle Holdings, the Partnership consolidates the financial position and results of operations of Carlyle Holdings into its financial statements, and the other ownership interests in Carlyle Holdings are reflected as non-controlling interests in the Partnership's consolidated financial statements. The Partnership accounted for this public offering as an acquisition of ownership interests in a subsidiary while retaining a controlling interest in the subsidiary. Accordingly, the carrying value of the non-controlling interest was adjusted to reflect the change in the ownership interests in Carlyle Holdings. The excess of the fair value consideration paid by the Partnership over the carrying amount of the non-controlling interest acquired was recognized directly as a reduction to partners’ capital.
The adjustment to partners’ capital for the excess of fair value of the consideration transferred over the carrying value of the non-controlling interest acquired was derived as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred:
Cash	$209.9
Carrying value of non-controlling interest acquired	(45.4)
Excess of fair value of consideration transferred over carrying value of non-controlling interest acquired	$164.5
The following summarizes the adjustments within partners’ capital related to the June 2015 public offering (Dollars in millions):

	Partners’ Capital / Accumulated Other Comprehensive Loss	Non-controlling interests in Carlyle Holdings	Total Partners’ Capital
Proceeds from The Carlyle Group L.P. common units issued	$209.9	$—	$209.9
Acquisition of non-controlling interest in Carlyle Holdings	(164.5)	(45.4)	$(209.9)
Total increase (decrease)	$45.4	$(45.4)	$—
The acquisition by the Partnership of the 7,000,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings also is subject to the terms of the tax receivable agreement. Accordingly, the Partnership recorded a deferred tax asset of $59.6 million, an increase to the liability owed under the tax receivable agreement of $51.5 million, and an increase in partners’ capital of $8.1 million, inclusive of subsequent adjustments. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable.
Additionally, the Partnership recorded a deferred tax liability related to outside tax basis difference as a result of the Partnership’s acquisition of additional interests in Carlyle Holdings of $2.6 million with a corresponding decrease to partners' capital.
Following the issuance of common units in the June 2015 public offering, the vesting of deferred restricted common units, and the cancellation of certain unvested common units (see Note 16), the total number of Partnership common units outstanding as of December 31, 2015 was 80,408,702.
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
Additionally, the acquisition by the Partnership of the 9,300,000 Carlyle Holdings partnership units from the other limited partners of Carlyle Holdings is subject to the terms of the tax receivable agreement. Accordingly, the Partnership recorded a deferred tax asset of $67.8 million, an increase to the liability owed under the tax receivable agreement of $58.1 million, and an increase in partners’ capital of $9.7 million, inclusive of subsequent adjustments. The liability is expected to be paid as the deferred tax asset is realized as a reduction in taxes payable.

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
Accounting Standards Update (“ASU”) No. 2010-10, Amendments for Certain Investment Funds, defers the application of certain revisions to the consolidation rules for a reporting enterprise’s interest in an entity if certain conditions are met, including if the entity has the attributes of an investment company and is not a securitization or asset-backed financing entity. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance.
As of December 31, 2015, assets and liabilities of consolidated VIEs reflected in the consolidated balance sheets were $23.3 billion and $18.6 billion, respectively. Except to the extent of the assets of the VIEs which are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership. The assets and liabilities of the consolidated VIEs that are Consolidated Funds are comprised primarily of investments and loans payable, respectively.
The loans payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs, those management fees have been eliminated as intercompany transactions. As of December 31, 2015, the Partnership held $206.3 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

	As of December 31,
	2015	2014
	(Dollars in millions)
Investments	$466.8	$511.8
Receivables	19.4	3.7
Maximum Exposure to Loss	$486.2	$515.5
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Business Combinations
The Partnership accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.
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
The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $25.2 million, $73.3 million and $50.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.

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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2015 and 2014, the Partnership has recognized $252.0 million and $104.4 million, respectively, for giveback obligations.
In addition to its performance fees from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment, the Partnership is also entitled to receive performance fees from certain of its global market strategies funds and investment solutions fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying consolidated statements of operations.
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
Interest Income
Interest income is recognized when earned. Interest income earned by the Partnership is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $873.1 million, $864.9 million and $876.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.

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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of December 31, 2015 and 2014, the Partnership had recorded a liability of $1.5 billion and $1.8 billion, respectively, related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated financial statements.
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
The Partnership accounts for income taxes using the asset and liability method, which ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is more likely than not that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. The Partnership analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

statements. The Partnership recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $17.3 million and $29.9 million at December 31, 2015 and 2014, respectively.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.
Restricted Cash
At December 31, 2014, restricted cash included $13.2 million in relation to carried interest proceeds withheld from one of its Corporate Private Equity funds to provide a reserve for potential giveback obligations. However, in April 2015, this fund had its final distribution and the carry reserve was released from restricted cash.
Restricted cash at December 31, 2015 and December 31, 2014 also includes $1.5 million and $8.7 million, respectively, of cash received on behalf of certain non-consolidated Carlyle funds that was paid out in January 2016 and 2015, respectively. At December 31, 2014, restricted cash also included €4.4 million ($5.4 million as of December 31, 2014) in escrow related to a tax contingency at one of the Partnership’s real estate funds (see Note 11). This amount was repaid during the third quarter of 2015. The remaining balance in restricted cash at December 31, 2015 and 2014 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.
Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions. Cash received to satisfy these collateral requirements of $1.8 million and $2.3 million is included in restricted cash and securities of Consolidated Funds at December 31, 2015 and 2014, respectively.
Certain CLOs hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. As of December 31, 2015 and 2014, securities of $16.6 million and $12.6 million, respectively, are included in restricted cash and securities of Consolidated Funds.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The Partnership’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.5)	$(0.9)
Currency translation adjustments	(87.9)	(35.8)
Unrealized losses on defined benefit plans	(1.7)	(2.3)
Total	$(90.1)	$(39.0)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency losses resulting from transactions outside of the functional currency of an entity of $2.5 million, $8.8 million and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
In May 2015, the FASB issued ASU 2015-7, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-7 provides amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. The Partnership adopted this guidance on January 1, 2016. The guidance will not have a material impact on the Partnership's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Partnership on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. The Partnership adopted this guidance on January 1, 2016. This guidance will not have a material impact on the Partnership’s consolidated financial statements.
In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 will be effective for the Partnership beginning on January 1, 2016. The Partnership adopted this guidance on January 1, 2016. As a result, the Partnership will reduce the number of funds consolidated by the Partnership on January 1, 2016. The deconsolidation will reduce the Partnership’s total assets by an estimated $23 billion to $24 billion, total liabilities by an estimated $16 billion to $17 billion, and total partners’ capital by an estimated $4 billion to $5 billion. The adoption of the guidance will have no impact to net income (loss) attributable to Carlyle Holdings or to net income (loss) attributable to the Partnership.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. Under the Partnership’s current practice, the difference between the fair value of the financial assets and the fair value of the financial liabilities is classified within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 provides the option for a reporting entity to initially measure both the financial assets and financial liabilities using the fair value of the financial assets or financial liabilities, whichever is more observable. As a result, the reporting entity's balance within appropriated partners’ capital will approximate the reporting entity's own economic interest in the collateralized financing entity. This guidance will be effective for the Partnership on January 1, 2016. The Partnership’s consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. The adoption of the guidance will not have a material impact on the Partnership's consolidated financial statements because it will be adopted concurrently with the adoption of ASU 2015-2. The guidance will change the measurement of the financial assets or financial liabilities of the Partnership’s consolidated CLOs, which will impact net income but will not impact net income attributable to the Partnership.
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
3.    Acquisitions
Acquisition of Diversified Global Asset Management Corporation
On February 3, 2014, the Partnership acquired 100% of the equity interests in Diversified Global Asset Management Corporation (“DGAM”), a Toronto, Canada-based alternative investment manager with $2.9 billion in fee-earning assets under management. As of February 3, 2014, DGAM also advised on $3.6 billion in assets, for which it earns a nominal advisory fee. The purchase price consisted of approximately $8.0 million in cash and 662,134 newly issued common units (approximately $23.1 million). The transaction also included contingent compensation of up to $23.7 million in cash and $47.3 million in common units, which are issuable through 2021 upon the achievement of certain performance and service-based requirements. As of December 31, 2015, approximately $5.5 million in payments had been made under the contingent compensation arrangements and an additional $12.5 million in payments will be made in 2016. No further payments will be made beyond these amounts. The Partnership consolidated the financial position and results of operations of DGAM effective February 3, 2014 and accounted for this transaction as a business combination. DGAM is the Partnership’s fund of hedge funds platform and is included in the Partnership’s Investment Solutions business segment.
See Note 3 to the consolidated financial statements included in the Partnership's 2014 Annual Report on Form 10-K for the additional information on the DGAM acquisition.

During the third week of February 2016, the Partnership decided to restructure its Investment Solutions segment to focus on private market secondaries, co-investment and managed account activities and, given the challenging market

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

environment, discontinue its fund of hedge funds and liquid alternative initiatives. On February 19, 2016, the Partnership commenced a wind down of the operations of DGAM and recorded a goodwill impairment charge of $7.0 million and a $15.0 million intangible asset impairment charge in the year ended December 31, 2015 (see Note 7). In addition, the Partnership estimates it will incur between $10.0 million and $15.0 million in employee separation and other contract termination costs associated with the wind down of DGAM in 2016.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2015:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$254.6	$311.8	$575.3	$1,141.7
Bonds	—	—	1,180.9	1,180.9
Loans	—	—	15,686.7	15,686.7
Partnership and LLC interests(1)	—	—	3,143.3	3,143.3
Hedge funds	—	2,841.2	—	2,841.2
Other	—	—	5.0	5.0
	254.6	3,153.0	20,591.2	23,998.8
Trading securities	—	—	1.4	1.4
Foreign currency forward contracts	—	1.7	—	1.7
Restricted securities of Consolidated Funds	7.9	—	8.7	16.6
Total	$262.5	$3,154.7	$20,601.3	$24,018.5
Liabilities
Loans payable of Consolidated Funds	$—	$—	$17,046.7	$17,046.7
Derivative instruments of the CLOs	—	—	29.1	29.1
Contingent consideration(2)	—	—	20.8	20.8
Loans payable of a consolidated real estate VIE	—	—	75.4	75.4
Interest rate swaps	—	0.9	—	0.9
Foreign currency forward contracts	—	2.8	—	2.8
Total	$—	$3.7	$17,172.0	$17,175.7

(1)	Balance represents Fund Investments that the Partnership consolidates one fiscal quarter in arrears.

(2)
Balance relates to contingent cash and equity consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management L.L.C. (“Carlyle Commodity Management”, formerly Vermillion) and Metropolitan, excluding employment-based contingent consideration (see Note 9).

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

Transfers from Level II to Level I during the year ended December 31, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II. There were no transfers from Level II to Level I during the year ended December 31, 2014.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2015
	Investments of Consolidated Funds					Trading securities and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$3,481.0	$1.5	$3.3	$8.6	$21,783.6
Initial consolidation of funds	13.2	—	—	—	—	—	—	13.2
Transfers out (1)	(343.9)	—	—	—	—	—	(3.9)	(347.8)
Purchases	75.6	500.4	7,950.7	488.2	—	—	3.9	9,018.8
Sales	(1,085.7)	(442.5)	(3,148.2)	(1,191.8)	—	—	—	(5,868.2)
Settlements	—	—	(3,358.6)	—	—	—	—	(3,358.6)
Realized and unrealized gains (losses), net
Included in earnings	156.1	0.7	(357.9)	765.3	3.5	(1.9)	0.1	565.9
Included in other comprehensive income	(208.5)	(113.5)	(484.2)	(399.4)	—	—	—	(1,205.6)
Balance, end of period	$575.3	$1,180.9	$15,686.7	$3,143.3	$5.0	$1.4	$8.7	$20,601.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(388.8)	$1.1	$(386.7)	$143.6	$3.8	$(1.9)	$0.1	$(628.8)

	Financial Assets Year Ended December 31, 2014
	Investments of Consolidated Funds					Trading securities and other	Restricted securities of Consolidated Funds	Total
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other
Balance, beginning of period	$2,714.1	$1,249.5	$14,067.8	$3,815.2	$2.0	$6.9	$8.6	$21,864.1
Transfers in (1)	4.5	—	—	—	—	—	—	4.5
Transfers out (1)	(273.6)	—	—	—	—	—	—	(273.6)
Purchases	46.4	748.9	8,212.4	297.5	—	—	—	9,305.2
Sales	(618.0)	(623.1)	(2,431.9)	(1,239.7)	(0.5)	(3.7)	—	(4,916.9)
Settlements	—	—	(3,979.6)	—	—	—		(3,979.6)
Realized and unrealized gains (losses), net
Included in earnings	370.6	(9.2)	(152.3)	861.5	—	0.1	—	1,070.7
Included in other comprehensive	(275.5)	(130.3)	(631.5)	(253.5)	—	—	—	(1,290.8)
Balance, end of period	$1,968.5	$1,235.8	$15,084.9	$3,481.0	$1.5	$3.3	$8.6	$21,783.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$65.4	$(11.7)	$(99.6)	$142.7	$0.8	$0.1	$—	$97.7

(1)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Financial Liabilities Year Ended December 31, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Initial consolidation of funds	1,248.6	—	—	—	1,248.6
Borrowings	4,196.7	—	—	3.9	4,200.6
Paydowns	(3,465.4)	—	(22.6)	(69.2)	(3,557.2)
Sales	—	(7.4)	—	—	(7.4)
Realized and unrealized (gains) losses, net
Included in earnings	(436.5)	20.9	(7.4)	46.6	(376.4)
Included in other comprehensive income	(548.9)	(1.6)	(0.3)	(52.1)	(602.9)
Balance, end of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(489.1)	$(16.5)	$(8.2)	$46.6	$(467.2)

	Financial Liabilities Year Ended December 31, 2014
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$15,220.7	$13.1	$178.8	$122.1	$15,534.7
Initial consolidation of funds	2,656.9	—	—	—	2,656.9
Borrowings	2,251.2	—	—	53.4	2,304.6
Paydowns	(3,286.5)	—	(97.9)	(87.8)	(3,472.2)
Issuances of equity	—	—	(1.8)	—	(1.8)
Sales	—	(4.4)	—	—	(4.4)
Realized and unrealized losses, net
Included in earnings	(8.5)	10.6	(27.4)	37.6	12.3
Included in other comprehensive income	(781.6)	(2.1)	(0.6)	20.9	(763.4)
Balance, end of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(101.8)	$(7.4)	$(8.4)	$37.6	$(80.0)

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
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss, partners’ capital appropriated for Consolidated Funds, non-controlling interests in consolidated entities and non-controlling interests in Carlyle Holdings in the consolidated balance sheets.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2015:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2015	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$556.0	Comparable Multiple	LTM EBITDA Multiple	1.0x - 20.4x (11.4x)
	8.0	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
	5.2	Other	N/A	N/A
	6.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $647 ($0)

Bonds	1,180.9	Consensus Pricing	Indicative Quotes (% of Par)	30 - 112 (97)
Loans	15,673.3	Consensus Pricing	Indicative Quotes (% of Par)	28 - 102 (96)
	13.4	Market Yield Analysis	Market Yield	5% - 16% (10%)
Partnership and LLC interests	3,083.7	NAV of Underlying Fund(1)	N/A	N/A
	59.6	Discounted Cash Flow	Discount Rates	8% - 10% (9%)
			Exit Cap Rate	5%-6% (5%)
Other	5.0	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 22 (7)
	20,591.2
Trading securities and other	1.4	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
Restricted securities of Consolidated Funds	8.7	Consensus Pricing	Indicative Quotes (% of Par)	88 - 88 (88)
Total	$20,601.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$15,915.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 12% (3%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 80% (63%)
			Indicative Quotes (% of Par)	38 - 102 (98)
Subordinated notes and preferred shares	1,112.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 16% (12%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 80% (64%)
			Indicative Quotes (% of Par)	1 - 101 (55)
Combination notes	18.8	Consensus Pricing	Indicative Quotes (% of Par)	88 - 96 (94)
Loans payable of a consolidated real estate VIE	75.4	Discounted Cash Flow	Discount to Expected Payment	10% - 52% (35%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	29.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	3 - 34 (22)
Contingent cash consideration(2)	20.8	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (8%)
			Discount Rate	4% - 22% (9%)
Total	$17,172.0

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Relates to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management and Metropolitan (see Note 9).

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2014:

(Dollars in millions)	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Investments of Consolidated Funds:
Equity securities	$1,783.7	Comparable Multiple	LTM EBITDA Multiple	4.8x - 16.2x (12.1x)
	168.7	Comparable Multiple	Forward EBITDA Multiple	8.4x - 8.4x (8.4x)
	16.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $246 ($0)

Bonds	1,235.8	Consensus Pricing	Indicative Quotes (% of Par)	1 - 115 (98)
Loans	14,873.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 103 (98)
	211.5	Market Yield Analysis	Market Yield	5% - 17% (11%)
Partnership and LLC interests	3,481.0	NAV of Underlying Fund(1)	N/A	N/A
Other	1.5	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	0-6 (3)
	21,771.7
Trading securities and other	3.0	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
	0.3	Discounted Cash Flow	Discount Rate	10% - 10% (10%)
Restricted securities of Consolidated Funds	8.6	Consensus Pricing	Indicative Quotes (% of Par)	87 - 87 (87)
Total	$21,783.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$14,757.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (3%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	35 - 100 (98)
Subordinated notes and preferred shares	1,278.8	Discounted Cash Flow with Consensus Pricing	Discount Rates	8% - 15% (10%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	63% - 75% (68%)
			Indicative Quotes (% of Par)	1 - 132 (63)
Combination notes	15.9	Consensus Pricing	Indicative Quotes (% of Par)	97 - 98 (98)
Loans payable of a consolidated real estate VIE	146.2	Discounted Cash Flow	Discount to Expected Payment	0% - 100% (36%)
			Discount Rate	23% - 33% (26%)
Derivative instruments of the CLOs	17.2	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	2 - 22 (11)
Contingent consideration(2)	51.1	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (20%)
			Discount Rate	5% - 18% (13%)
Total	$16,266.7

(1)	Represents the Partnership’s investments in funds that are valued using the NAV of the underlying fund.

(2)	Related to contingent cash consideration associated with the acquisitions of Claren Road, AlpInvest, ESG, Carlyle Commodity Management and Metropolitan (see Note 9).

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include EBITDA multiples, indicative quotes and discount rates. Significant decreases in EBITDA multiples or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.

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

5.    Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Corporate Private Equity	$2,096.9	$2,932.6
Global Market Strategies	78.3	129.9
Real Assets	313.6	272.9
Investment Solutions	499.8	460.2
Total	$2,988.6	$3,795.6
Approximately 54% of accrued performance fees at December 31, 2015 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.
Approximately 55% of accrued performance fees at December 31, 2014 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation, and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Corporate Private Equity	$(36.6)	$(52.4)
Real Assets	(215.4)	(52.0)
Total	$(252.0)	$(104.4)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Corporate Private Equity	$698.2	$1,340.2	$1,907.4
Global Market Strategies	(41.0)	81.7	208.2
Real Assets	49.3	66.5	79.7
Investment Solutions	118.4	186.0	180.0
Total	$824.9	$1,674.4	$2,375.3
Approximately 51%, or $422.1 million, of performance fees for the year ended December 31, 2015 are related to Carlyle Europe Partners III, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership’s Corporate Private Equity funds, and Carlyle Realty Partners VI, L.P. offset by Carlyle/Riverstone Global Energy and Power Fund III, L.P., two of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Europe Partners III, L.P., Carlyle Asia Partners III, L.P., Carlyle Realty Partners VI, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P., were $273.4 million, $202.7 million, $116.4 million, and $(102.6) million, respectively, for the year ended December 31, 2015.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

6.    Investments
Investments consist of the following:

	As of December 31,
	2015	2014
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$873.9	$918.7
Trading securities and other investments	12.0	12.9
Total investments	$885.9	$931.6
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
The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 47.5% of the carried interest received by such fund general partners. For periods prior to 2015, the Partnership’s allocation of income related to management fee-related revenues of NGP was 47.5%. This increase in the allocation of income did not result in a change in accounting for the investment as an equity method investment. The Partnership has an option, exercisable by the Partnership in approximately 9 years, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of December 31, 2015, there was no carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation, while at December 31, 2014 it was approximately $18.5 million. The carrying value of the Partnership’s general partner investments in the NGP X fund not attributable to the carried interest allocation was $18.7 million as of December 31, 2015 and $20.4 million as of December 31, 2014.
In consideration for these interests and option, the Partnership paid an aggregate of $504.6 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units with a value up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable in 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction included contingent consideration payable to BNRI of $183.0 million, which was paid in 2016 with $63.0 million in cash and $120.0 million by a six year promissory note issued by the Partnership. The promissory note will accrue interest at the three month LIBOR plus 2.5%.
As of January 15, 2015, the NGP Natural Resources XI, L.P. fund (“NGP XI”) had closed on aggregate commitments of approximately $5.3 billion. Based on the amount of NGP XI commitments raised, BNRI is entitled to receive the contingent consideration when such payment becomes due in 2016. Accordingly, as of December 31, 2015, the Partnership has accrued $183.0 million related to this future payment obligation.  Based on the contractual agreement between the Partnership and BNRI, payment of the cash portion of the contingent consideration and the issuance of the promissory note to BNRI occurred in January 2016.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Management fees	$53.9	$56.8	$63.2
Performance fees	(18.5)	(39.2)	—
Investment loss	(3.3)	(2.2)	—
Expenses and amortization of basis differences	(71.9)	(74.7)	(77.2)
Net investment loss	$(39.8)	$(59.3)	$(14.0)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $85.0 million, $141.6 million and $199.6 million as of December 31, 2015, 2014 and 2013, respectively; these differences are amortized over a period of ten years from the initial investment date.
Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies and Real Assets, typically as general partner interests, and its strategic investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of December 31,
	2015	2014
	(Dollars in millions)
Corporate Private Equity	$254.5	$246.3
Global Market Strategies	26.7	25.3
Real Assets	592.7	647.1
Total	$873.9	$918.7

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The summarized financial information of the Partnership’s equity method investees from the date of initial investment is as follows (Dollars in millions):

										Aggregate Totals
	Corporate Private Equity			Global Market Strategies			Real Assets
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Statement of operations information
Investment income	$380.7	$528.3	$699.7	$193.6	$193.5	$199.3	$441.2	$1,114.7	$1,034.6	$1,015.5	$1,836.5	$1,933.6
Expenses	613.8	665.6	495.9	45.7	48.7	65.0	604.4	678.2	508.6	1,263.9	1,392.5	1,069.5
Net investment income (loss)	(233.1)	(137.3)	203.8	147.9	144.8	134.3	(163.2)	436.5	526.0	(248.4)	444.0	864.1
Net realized and unrealized gain (loss)	4,831.6	8,387.9	9,795.5	(323.1)	247.0	305.2	(3,047.6)	2,611.0	209.7	1,460.9	11,245.9	10,310.4
Net income (loss)	$4,598.5	$8,250.6	$9,999.3	$(175.2)	$391.8	$439.5	$(3,210.8)	$3,047.5	$735.7	$1,212.5	$11,689.9	$11,174.5

	Corporate Private Equity		Global Market Strategies		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Balance sheet information
Investments	$35,535.4	$38,498.0	$2,262.1	$2,398.4	$21,182.7	$29,815.1	$58,980.2	$70,711.5
Total assets	$39,489.9	$41,636.9	$2,604.0	$2,542.2	$22,393.2	$31,009.3	$64,487.1	$75,188.4
Debt	$281.5	$276.3	$176.6	$67.3	$1,512.5	$1,042.9	$1,970.6	$1,386.5
Other liabilities	$540.7	$1,445.3	$17.7	$15.0	$331.4	$875.2	$889.8	$2,335.5
Total liabilities	$822.2	$1,721.6	$194.3	$82.3	$1,843.9	$1,918.1	$2,860.4	$3,722.0
Partners’ capital	$38,667.7	$39,915.3	$2,409.7	$2,459.9	$20,549.3	$29,091.2	$61,626.7	$71,466.4
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income (loss) from equity investments	$9.4	$(8.3)	$14.2
Income (loss) from trading securities	(1.7)	0.1	4.2
Other investment income	7.5	1.0	0.4
Total	$15.2	$(7.2)	$18.8

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the consolidated statements of operations and consists of:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Corporate Private Equity	$28.9	$53.8	$59.2
Global Market Strategies	(0.9)	1.3	4.6
Real Assets	(18.6)	(63.4)	(49.6)
Total	$9.4	$(8.3)	$14.2
Trading Securities and Other Investments
Trading securities and other investments as of December 31, 2015 and 2014 primarily consisted of $12.0 million and $12.9 million, respectively, of investments in derivative instruments and corporate mezzanine securities and bonds, as well as other cost method investments in 2014.

Investments of Consolidated Funds
During the year ended December 31, 2015, the Partnership formed eight new CLOs. The Partnership has concluded that these CLOs are VIEs and the Partnership is the primary beneficiary. As a result, the Partnership consolidated the financial positions and results of operations of the CLOs into its consolidated financial statements beginning on their respective closing dates. As of December 31, 2015, the total assets of these CLOs included in the Partnership’s consolidated financial statements were approximately $5.0 billion.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds. The table below presents investments as a percentage of investments of Consolidated Funds:

	Fair Value		Percentage of Investments of Consolidated Funds

Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2015	2014	2015	2014
	(Dollars in millions)
United States
Equity securities:
Commercial & Professional Services	$0.2	$201.3	—%	0.77%
Diversified Financials	290.2	264.4	1.21%	1.02%
Food, Beverage & Tobacco	—	414.0	—%	1.59%
Media	69.3	97.3	0.29%	0.37%
Health Care Equipment & Services	71.7	100.9	0.30%	0.39%
Consumer Services	38.6	67.7	0.16%	0.26%
Capital Goods	0.6	60.3	—%	0.23%
Software & Services	65.4	38.9	0.27%	0.15%
Transportation	3.1	49.6	0.01%	0.19%
Food & Staples Retailing	—	30.9	—%	0.12%
Consumer Durables & Apparel	50.6	7.6	0.21%	0.03%
Other	1.1	0.9	—%	—%
Total equity securities (cost of $833.0 and $1,337.9 at December 31, 2015 and 2014, respectively)	590.8	1,333.8	2.45%	5.12%
Partnership and LLC interests:
Fund Investments (cost of $1,784.7 and $2,154.3 at December 31, 2015 and 2014, respectively)	1,889.3	2,188.5	7.87%	8.41%
Loans:
Retailing	6.8	109.1	0.03%	0.42%
Diversified Financials	—	6.7	—%	0.03%
Commercial & Professional Services	0.1	31.1	—%	0.12%
Materials	0.6	32.5	—%	0.12%
Transportation	—	27.8	—%	0.11%
Other	5.9	4.3	0.03%	0.02%
Total loans (cost of $83.6 and $260.7 at December 31, 2015 and 2014, respectively)	13.4	211.5	0.06%	0.82%
Total investment in Hedge Funds	2,841.2	3,753.5	11.84%	14.42%
Assets of the CLOs
Bonds	50.6	141.8	0.21%	0.54%
Equity	2.3	6.5	0.01%	0.02%
Loans	11,241.0	10,203.3	46.84%	39.20%
Total assets of the CLOs (cost of $11,658.3 and $10,413.0 at December 31, 2015 and 2014, respectively)	11,293.9	10,351.6	47.06%	39.76%
Total United States	$16,628.6	$17,838.9	69.28%	68.53%

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2015	2014	2015	2014
	(Dollars in millions)
Europe
Equity securities:
Food & Staples Retailing	57.9	$350.4	0.24%	1.35%
Consumer Services	94.7	38.2	0.39%	0.15%
Energy	—	168.8	—%	0.65%
Retailing	95.7	119.4	0.40%	0.46%
Health Care Equipment & Services	81.0	97.8	0.34%	0.38%
Commercial & Professional Services	43.0	75.4	0.18%	0.29%
Transportation	—	88.8	—%	0.34%
Media	10.5	40.0	0.04%	0.15%
Other	35.8	32.5	0.15%	0.12%
Total equity securities (cost of $650.2 and $939.1 at December 31, 2015 and 2014, respectively)	418.6	1,011.3	1.74%	3.89%
Partnership and LLC interests:
Fund Investments (cost of $694.3 and $840.9 at December 31, 2015 and 2014, respectively)	640.6	800.0	2.67%	3.07%
Assets of the CLOs
Bonds	1,115.8	1,081.3	4.65%	4.15%
Equity	3.8	9.7	0.02%	0.04%
Loans	3,837.4	4,208.5	15.99%	16.17%
Other	5.0	1.5	0.02%	0.01%
Total assets of the CLOs (cost of $5,048.3 and $5,429.1 at December 31, 2015 and 2014, respectively)	4,962.0	5,301.0	20.68%	20.37%
Total Europe	$6,021.2	$7,112.3	25.09%	27.33%
Global
Equity securities:
Food, Beverage & Tobacco (cost of $77.0 and $85.6 at December 31, 2015 and 2014, respectively)	$126.2	$110.8	0.53%	0.43%
Assets of the CLOs
Bonds	14.5	12.7	0.06%	0.05%
Loans	594.9	461.6	2.48%	1.77%
Total assets of the CLOs (cost of $643.7 and $480.6 at December 31, 2015 and 2014, respectively)	609.4	474.3	2.54%	1.82%
Partnership and LLC interests:
Fund Investments (cost of $497.7 and $452.7 at December 31, 2015 and 2014, respectively)	613.4	492.5	2.56%	1.89%
Total Global	$1,349.0	$1,077.6	5.63%	4.14%
Total investments of Consolidated Funds (cost of $21,987.8 and $22,393.9 at December 31, 2015 and 2014, respectively)	$23,998.8	$26,028.8	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Interest income from investments	$873.1	$864.9	$876.8
Other income	102.4	91.1	166.3
Total	$975.5	$956.0	$1,043.1
Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Gains from investments of Consolidated Funds	$426.2	$857.7	$1,390.5
Gains (losses) from liabilities of CLOs	436.5	27.2	(695.1)
Gains on other assets of CLOs	1.7	2.1	1.3
Total	$864.4	$887.0	$696.7
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Realized gains	$1,114.7	$1,107.4	$662.0
Net change in unrealized gains (losses)	(688.5)	(249.7)	728.5
Total	$426.2	$857.7	$1,390.5

7.    Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(Dollars in millions)
Acquired contractual rights	$830.4	$843.0
Acquired trademarks	6.6	6.7
Accumulated amortization	(739.6)	(455.1)
Finite-lived intangible assets, net	97.4	394.6
Goodwill	38.3	47.5
Intangible assets, net	$135.7	$442.1

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2015. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2014	$28.0	$19.5	$47.5
Impairment charge	—	(7.0)	(7.0)
Foreign currency translation	—	(2.2)	(2.2)
Balance as of December 31, 2015	$28.0	$10.3	$38.3
As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. Evaluations were performed on the intangible assets related to the open-ended credit hedge funds in the Global Market Strategies segment as well as the open-ended fund of hedge funds in the Investment Solutions segment. In the third quarter of 2015, Claren Road, a hedge fund family within our Global Market Strategies segment, received approximately $1.9 billion of investor redemption notices, which are expected to be paid over the next several quarters, starting in the fourth quarter of 2015. These redemptions, and any further reductions in assets managed by Claren Road, will result in lower management fees by Claren Road in subsequent periods and lower earnings contributions to the Partnership from Claren Road. As a result of these events, the Partnership concluded that the carrying value of its intangible assets associated with the acquisition of Claren Road was impaired and recorded an impairment of $186.6 million during the year ended ended December 31, 2015. When including the reduction of the related liabilities for contingent consideration associated with Claren Road, the pre-tax net impact to the Partnership's financial results for the year ended December 31, 2015 was $162.4 million.
Further, in the fourth quarter of 2015, the Partnership recorded an impairment loss of $15.0 million to reduce the carrying value of the intangible assets related to the fund of hedge funds within the Investment Solutions segment to their estimated fair value based on redemptions received in the fourth quarter of 2015 and lower profit projections. As a result, the Partnership concluded that the carrying value of the intangible asset associated with our fund of hedge funds was impaired and recorded the impairment. Also, as disclosed in Note 3, the Partnership recorded a goodwill impairment charge in 2015 in connection with its decision to restructure the Investment Solutions segment.
Finally, the Partnership recorded additional impairment losses of $11.8 million, $66.2 million, and $20.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, to reduce the carrying value of other Global Markets Strategies intangible assets to their estimated fair value.
The fair value determinations were based on a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market (primarily discount rates ranging from 10% to 20%) and thus represented Level III measurements as defined in the accounting guidance for fair value measurements. The impairment losses were included in general, administrative and other expenses in the accompanying consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.
Intangible asset amortization expense, excluding impairment losses, was $76.1 million, $103.0 million and $117.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following table summarizes the expected amortization expense for 2016 through 2020 and thereafter (Dollars in millions):

2016	$36.7
2017	31.6
2018	15.6
2019	5.4
2020	5.4
Thereafter	2.7
$97.4

8.    Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s borrowings consist of the following (Dollars in millions):

	As of December 31,
	2015		2014
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$25.0	$25.0	$25.0
CLO Term Loan (1)	13.7	13.7	15.2	15.2
3.875% Senior Notes Due 2/01/2023	500.0	499.9	500.0	499.9
5.625% Senior Notes Due 3/30/2043	600.0	606.5	600.0	606.8
	$1,138.7	$1,145.1	$1,140.2	$1,146.9

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
As of December 31, 2015, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of December 31, 2015, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at December 31, 2015, the interest rate was 1.37%). There was no amount outstanding under the revolving credit facility at December 31, 2015. Interest expense under the senior credit facility was not significant for the years ended December 31, 2015, 2014 and 2013. The fair value of the outstanding balances of the term loan and revolving credit facility at December 31, 2015 and 2014 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

CLO Term Loan
On October 3, 2013, the Partnership borrowed €12.6 million ($13.7 million at December 31, 2015) under a term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at December 31, 2015). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the years ended December 31, 2015, 2014 and 2013. The fair value of the outstanding balance of the term loan at December 31, 2015 and 2014 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

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
Interest expense on the notes was $19.8 million, $19.8 million, and $18.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the fair value of the notes, including accrued interest, was approximately $515.2 million and $513.1 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $33.7 million, $31.6 million, and $17.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the fair value of the notes, including accrued interest, was approximately $646.6 million and $699.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Interest Rate Swaps
The Partnership is subject to interest rate risk associated with its variable rate debt financing. To manage this risk, the Partnership has an outstanding interest rate swap to fix the base LIBOR interest rate on its term loan borrowings with a notional amount of $250.0 million at December 31, 2015 that amortizes through September 30, 2016.
In the first quarter of 2013, $475.0 million of term loan principal was prepaid. As a result of these term loan prepayments, the interest rate swap is no longer accounted for as a cash flow hedge; the interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings. The

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

pre-existing hedge loss included in accumulated other comprehensive loss for this interest rate swap of $8.8 million is being reclassified into earnings as the original forecasted transactions affect earnings.
In March 2013, the Partnership entered into a second interest rate swap with a notional amount of $225.0 million at December 31, 2015 that amortizes through September 30, 2016. This interest rate swap is accounted for as a freestanding derivative instrument recorded at fair value each period with changes in fair value recorded through earnings.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2015.
The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of December 31, 2015 (see Note 17); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loan, senior notes, or the loans payable of Consolidated Funds.

     Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities and are included in loans payable of Consolidated Funds in the consolidated balance sheets.
As of December 31, 2015 and 2014, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of December 31, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$16,301.0	$15,915.5	1.98%		9.54
Subordinated notes, preferred shares, and other	993.0	1,112.4	N/A	(a)	8.64
Combination notes	20.0	18.8	N/A	(b)	7.43
Total	$17,314.0	$17,046.7

	As of December 31, 2014
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$15,104.2	$14,757.5	1.68%		9.21
Subordinated notes and preferred shares	1,242.3	1,278.8	N/A	(a)	8.28
Combination notes	15.0	15.9	N/A	(b)	7.14
Total	$16,361.5	$16,052.2

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2015 and 2014, the fair value of the CLO assets was $18.6 billion and $17.6 billion, respectively.

9.    Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Years Ended December 31, 2015 and 2014
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Performance-based contingent equity consideration	Employment-based contingent cash consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
Balance at December 31, 2013	$145.1	$15.7	$148.7	$40.8		$350.3
Contingent consideration from new acquisition / investments	—	—	—	—		—
Change in carrying value	(27.6)	(2.9)	10.1	169.2	(a)	148.8
Payments	(90.7)	—	(1.2)	(7.2)		(99.1)
Issuances of equity	—	(12.8)	(0.8)	(1.8)		(15.4)
Balance at December 31, 2014	26.8	—	156.8	201.0		384.6
Change in carrying value	2.1	—	(70.9)	22.9	(a)	(45.9)
Payments	(20.2)	—	(3.3)	(2.4)		(25.9)
Issuances of equity	—	—	(2.2)	—		(2.2)
Balance at December 31, 2015	$8.7	$—	$80.4	$221.5		$310.6

(a)	Refer to Note 6 for information on the contingent consideration payable to BNRI from the strategic investment in NGP.
The fair value of the performance-based contingent cash and equity consideration payable to the sellers who are Carlyle professionals has been recorded in due to affiliates in the accompanying consolidated balance sheets. These payments are not contingent upon the Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts are recorded in other non-operating expense (income) in the consolidated statements of operations. The portion of the contingent consideration payment attributable to the initial amount recorded as part of the consideration transferred is classified as cash flows from financing activities. The portion of the contingent consideration payment that is attributable to the subsequent changes in the fair value of the contingent consideration is classified as cash flows from operating activities in the consolidated statements of cash flows.
The amount of employment-based contingent cash consideration payable to the sellers who are Carlyle professionals has been recorded as accrued compensation and benefits in the accompanying consolidated balance sheets. Changes in the value of these amounts are recorded as compensation expense in the consolidated statements of operations. In June 2015, the Partnership amended the agreements relating to the original acquisition of Vermillion, now called Carlyle Commodity Management. As a result of the amendment, the Partnership’s economic interest in Carlyle Commodity Management increased from 55% to approximately 83% effective July 1, 2015; no consideration was paid by the Partnership for the increase in economic interest.  Also, as a result of the amendment, the estimated value of the employment-based contingent consideration liability decreased by $46.3 million, which was recognized by the Partnership as a reduction in base compensation expense for the year ended December 31, 2015.
The fair value of contingent consideration payable to non-Carlyle personnel is included in accounts payable, accrued expenses and other liabilities, or due to affiliates for amounts payable to NGP, in the accompanying consolidated balance sheets. Changes in the fair value of this contingent consideration are recorded in other non-operating expense (income), or investment income in the case of amounts payable to NGP, in the consolidated statements of operations. Included in the change in carrying value for the year ended December 31, 2015 is $23.2 million related to the accrual of additional contingent

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

consideration payable to BNRI (See Note 6). This amount was capitalized into the carrying value of the Partnership's equity method investment in NGP.
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 4 for additional disclosures related to the fair value of these instruments as of December 31, 2015 and 2014.

The following table represents the maximum amounts that could be paid from contingent cash obligations associated with the business acquisitions and the strategic investment in NGP Management:

	As of December 31, 2015
	Business Acquisitions	NGP Investment	Total	Liability Recognized on Financial Statements (1)
		(Dollars in millions)
Performance-based contingent cash consideration	$208.2	$183.0	$391.2	$230.2
Employment-based contingent cash consideration	148.4	45.0	193.4	80.4
Total maximum cash obligations	$356.6	$228.0	$584.6	$310.6

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

10.    Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2015	2014
	(Dollars in millions)
Accrued performance fee-related compensation	$1,511.9	$1,815.4
Accrued bonuses	211.9	229.6
Employment-based contingent cash consideration	80.4	156.8
Other	149.0	110.7
Total	$1,953.2	$2,312.5
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2015 and 2014, the benefit obligation of those pension plans totaled approximately $51.6 million and $59.1 million, respectively. As of December 31, 2015 and 2014, the fair value of the plans’ assets was approximately $46.4 million and $50.0 million, respectively. At December 31, 2015 and 2014, the Partnership recognized a liability of $5.2 million and $9.1 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2015, 2014 and 2013, the net periodic benefit cost recognized was $2.8 million, $2.4 million and $2.9 million, respectively, which is included in base compensation expense in the accompanying consolidated financial statements. No other employees of the Partnership are covered by defined benefit pension plans.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

11.    Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2015 (Dollars in millions):

Unfunded
Commitments
Corporate Private Equity	$1,790.9
Global Market Strategies	335.3
Real Assets	709.7
Investment Solutions	34.7
$2,870.6
Of the $2.9 billion of unfunded commitments, approximately $2.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (3.32% weighted-average rate at December 31, 2015). As of December 31, 2015 and 2014, approximately $9.4 million and $7.9 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of December 31, 2015 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $252.0 million at December 31, 2015, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2015. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $23.8 million and $27.7 million of unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2015 and 2014, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $367.2 million and $336.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2015 and 2014, respectively. Such amounts are held by entities not included in the accompanying consolidated balance sheets.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

If, at December 31, 2015, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.9 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2016 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $56.3 million, $54.5 million and $49.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2016	$54.7
2017	52.0
2018	47.8
2019	41.4
2020	39.6
Thereafter	294.3
$529.8
Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2015 were $5.3 million.
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $59.7 million and $40.4 million as of December 31, 2015 and 2014, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Legal Matters
In the ordinary course of business, the Partnership is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. The Partnership is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Partnership does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Partnership or these financial statements in excess of amounts accrued. The Partnership believes that the matters described below are without merit and intends to vigorously contest all such allegations for the matters that have not been resolved.
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Partnership defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital was stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

retroactively in certain circumstances and activity related to the suit resumed in the fall of 2015. A new judge has been appointed to hear the case and the Attorney General recently moved to dismiss the entire litigation so that the Attorney General can pursue its own recovery from the defendants in the action. Oral argument on that motion to dismiss is scheduled for April 2016.
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership's reputation and its “brand” over the best interests of CCC. On July 24, 2013, plaintiffs filed an amended complaint, which contained further detail in support of the existing claims but no new defendants or claims. On December 20, 2013, defendants filed a defense to the amended complaint and on June 30, 2014 plaintiffs filed their reply. In September 2015, the liquidators served expert reports. Expert witness reports for defendants were served during the first week of February 2016. The Court has set a pretrial conference for early April 2016 and trial is scheduled for June 2016.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorney generals, FINRA and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. Recently, the SEC has informally requested additional information about our historical practices relating to the acceleration of monitoring fees received from our portfolio companies. We are cooperating fully with the SEC's inquiry.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Partnership’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2015, the Partnership had accrued estimated liabilities aggregating to $62 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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
On April 15, 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including penalties and interest accrued since the beginning of the tax dispute). The Partnership disagreed with the outcome and filed a petition of appeal on July 3, 2015. In 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

and the Partnership paid approximately €75 million in its capacity as a guarantor. CEREP I has approximately €1 million in net assets as of December 31, 2015. Additionally, the French Ministry of Justice is expected to continue its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.
The Partnership was required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. Since that time, the Partnership has consolidated CEREP I into its consolidated financial statements. CEREP I recognized a loss of approximately $34 million which has been included in net investment gains/losses of Consolidated Funds for the year ended December 31, 2015, and this amount reduced net income attributable to Carlyle Holdings in the Partnership's consolidated financial statements for this period. In 2013 and 2014, the Partnership had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.
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
The funds make investments outside of the United States. Investments outside the United States may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the Partnership or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the Partnership’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

12.    Related Party Transactions

Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$23.8	$27.7
Notes receivable and accrued interest from affiliates	7.3	11.1
Other receivables from unconsolidated funds and affiliates, net	164.2	160.6
Total	$195.3	$199.4
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.07% as of December 31, 2015. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.3	$0.6
Due to non-consolidated affiliates	51.7	37.1
Performance-based contingent cash and equity consideration related to acquisitions	35.3	43.6
Amounts owed under the tax receivable agreement	141.7	89.0
Other	16.9	13.9
Total	$245.9	$184.2
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of 7,000,000 and 9,300,000 Carlyle Holdings partnership units in June 2015 and March 2014, respectively, as well as the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units (see Note 1).
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $4.4 million, $5.2 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These fees are included in general, administrative, and other expenses in the consolidated statements of operations.

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

13.    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Current
Federal income tax	$0.7	$3.2	$2.2
State and local income tax	4.9	8.2	5.2
Foreign income tax	27.4	54.1	44.0
Subtotal	33.0	65.5	51.4
Deferred
Federal income tax	(36.7)	(5.2)	(1.5)
State and local income tax	(2.6)	2.9	8.7
Foreign income tax	8.4	13.6	37.6
Subtotal	(30.9)	11.3	44.8
Total provision for income taxes	$2.1	$76.8	$96.2
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit	$7.7	$3.8
State net operating loss carry forwards	0.5	3.6
Tax basis goodwill and intangibles	154.1	99.4
Depreciation and amortization	58.2	38.6
Deferred restricted common unit compensation	12.9	12.6
Accrued compensation	28.3	37.6
Other	5.2	0.6
Deferred tax assets before valuation allowance	266.9	196.2
Valuation allowance	(14.1)	(29.7)
Total deferred tax assets	$252.8	$166.5
Deferred tax liabilities (1)
Intangible assets	$7.8	$19.4
Unrealized appreciation on investments	126.3	126.3
Other	2.8	2.0
Total deferred tax liabilities	$136.9	$147.7
Net deferred tax assets (liabilities)	$115.9	$18.8

(1)
As of December 31, 2015 and 2014, $33.4 million and $35.5 million, respectively, of deferred tax liabilities were offset and presented as a single deferred tax asset amount on the Partnership’s balance sheet.

As of December 31, 2015, the Company has cumulative net operating loss carry forwards of approximately $47.8 million for separate state tax jurisdictions, which will be available to offset future taxable income. If not used, a portion of these carry forwards will expire in 2033 and years forward. As of December 31, 2015, the Company had a federal foreign tax credit (“FTC”) carryforward of $7.7 million. The FTCs are related to taxes paid in various foreign jurisdictions and if not utilized a portion will expire in 2025 and years forward.

The Partnership had $219.4 million and $131.0 million in deferred tax assets as of December 31, 2015 and 2014, respectively. These deferred tax assets resulted primarily from future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 2) and acquisitions by the Partnership and temporary differences between the financial statement and tax bases of depreciation on fixed assets and accrued compensation on lower-tier partnerships. The realization of the deferred tax assets is dependent on the Partnership’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.
The Partnership evaluated various evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income. During 2015 and 2014, a Partnership entity subject to entity level income tax in certain states incurred a significant tax loss. Management evaluated specific factors associated with the realizability of its net operating losses and the entity’s deferred tax assets and determined that it is more likely than not that the Partnership will not realize these tax assets. Additionally, the Partnership determined that a portion of the US federal FTC carryforward earned in 2014 and 2015 will not ultimately be realized due to federal limitations on FTC utilization. As of December 31, 2015 and 2014, the Partnership has established a valuation allowance of $14.1 million and $29.7 million, respectively, for these items. For all other deferred tax assets, the Partnership has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2015.
The Partnership had deferred tax liabilities of $103.5 million and $112.2 million at December 31, 2015 and 2014, respectively, which primarily relate to unrealized appreciation on the Partnership’s investments in the U.S. and in the Netherlands. Deferred tax liabilities related to unrealized appreciation were also recorded for outside tax basis differences as a

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

result of the Partnership’s investment in Carlyle Holdings (see Note 1). The deferred tax liabilities related to intangible assets were recorded as part of the Partnership’s business acquisitions.
The Partnership’s income tax expense was $2.1 million, $76.8 million and $96.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to common unitholders and non-controlling interest holders(1)	(37.24)%	(28.56)%	(29.23)%
Unvested Carlyle Holdings partnership units	1.87%	2.92%	2.03%
Foreign income taxes	(1.78)%	(1.90)%	(1.88)%
State and local income taxes	4.13%	0.25%	0.17%
Valuation allowance establishment impacting provision for income taxes	(3.88)%	0.43%	1.50%
Other adjustments	2.42%	(0.40)%	(0.93)%
Effective income tax rate(2)	0.52%	7.74%	6.66%

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
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Partnership has recorded a liability for uncertain tax positions of $20.3 million and $18.7 million as of December 31, 2015 and 2014, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $7.1 million and $4.9 million as of December 31, 2015 and 2014, related to interest and penalties associated with uncertain tax positions. If recognized, $16.9 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Balance at January 1	$13.8	$9.3
Additions based on tax positions related to current year	—	3.7
(Reductions) additions for tax positions of prior years	(0.6)	3.3
Reductions due to lapse of statute of limitations	—	(2.5)
Balance at December 31	$13.2	$13.8
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2015, the Partnership’s U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2014. Foreign tax returns are generally subject to audit from 2008 to 2014. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

14.    Non-controlling Interests in Consolidated Entities

The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$4,213.0	$6,160.1
Non-Carlyle interests in majority-owned subsidiaries	394.3	301.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(113.5)	(15.1)
Non-controlling interests in consolidated entities	$4,493.8	$6,446.4

The components of the Partnership’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$876.6	$1,298.8	$769.7
Non-Carlyle interests in majority-owned subsidiaries	(20.6)	(54.3)	(12.4)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(78.3)	(34.8)	29.5
Net income attributable to other non-controlling interests in consolidated entities	777.7	1,209.7	786.8
Net loss attributable to partners’ capital appropriated for CLOs	(54.4)	(259.0)	(383.1)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	(185.4)	(465.2)	272.3
Non-controlling interests in income of consolidated entities	$537.9	$485.5	$676.0
There have been no significant changes in the Partnership's ownership interests in its consolidated entities for the periods presented other than the Partnership's acquisition of the remaining 40% equity interest in AlpInvest in 2013 and the Partnership’s acquisition of 7,000,000 and 13,800,000 Carlyle Holdings partnership units in June 2015 and March 2014, respectively (see Note 1).

15.    Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to The Carlyle Group L.P.	$(18,400,000)	$(18,400,000)	$85,800,000	$85,800,000	$104,100,000	$104,100,000
Dilution of earnings due to participating securities with distribution rights	167,000	(1,743,000)	(1,284,100)	(1,303,600)	(645,500)	(880,000)
Incremental net income (loss) from assumed exchange of Carlyle Holdings partnership units	—	(69,300,000)	—	—	—	465,880,000
Net income attributable to common units	$(18,233,000)	$(89,443,000)	$84,515,900	$84,496,400	$103,454,500	$569,100,000
Weighted-average common units outstanding	74,523,935	298,739,382	62,788,634	68,461,157	46,135,229	278,250,489
Net income per common unit	$(0.24)	$(0.30)	$1.35	$1.23	$2.24	$2.05

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	74,523,935	74,523,935	62,788,634	62,788,634	46,135,229	46,135,229
Unvested deferred restricted common units	—	—	—	5,258,516	—	4,057,793
Contingently issuable Carlyle Holdings partnership units and common units	—	—	—	414,007	—	465,909
Weighted-average vested Carlyle Holdings partnership units	—	216,943,053	—	—	—	211,225,760
Unvested Carlyle Holdings partnership units	—	7,272,394	—	—	—	16,365,798
Weighted-average common units outstanding	74,523,935	298,739,382	62,788,634	68,461,157	46,135,229	278,250,489

The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Claren Road, Carlyle Commodity Management, Metropolitan and DGAM acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that December 31, 2015, 2014 and 2013 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 216,943,053 of vested Carlyle Holdings partnership units and 7,272,394 of unvested Carlyle Holdings partnership units for the year ended December 31, 2015 were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with this assumed exchange of $69.3 million for the year ended December 31, 2015 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the year ended December 31, 2015, 3,978,436 of unvested deferred restricted common units were antidilutive, and therefore have been excluded.
For the year ended December 31, 2014, the 229,187,953 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.
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
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of December 31, 2015, 766,991 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

16.    Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a source of equity-based awards permitting the Partnership to grant to Carlyle employees, directors of the Partnership’s general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, deferred restricted common units, phantom restricted common units and other awards based on the Partnership’s common units and Carlyle Holdings partnership units. The total number of the Partnership’s common units and Carlyle Holdings partnership units which were initially available for grant under the Equity Incentive Plan was 30,450,000. The Equity Incentive Plan contains a provision which automatically increases the number of the Partnership’s common units and Carlyle Holdings partnership units available for grant based on a pre-determined formula; this increase occurs annually on January 1. As of January 1, 2016, pursuant to the formula, the total number of the Partnership’s common units and Carlyle Holdings partnership units available for grant under the Equity Incentive Plan was 32,402,830.
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
These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the years ended December 31, 2015, 2014 and 2013, the Partnership recorded $9.0 million, $8.4 million and $5.0 million in equity-based compensation expense associated with these awards, respectively. As of December 31, 2015, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $1.8 million, which is expected to be recognized over a weighted-average term of 0.7 years.
Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. During the second quarter of 2013, the Partnership revised its estimated forfeiture rate to 2.5% from 7.5%. As a result, the Partnership recognized $5.0 million of equity-based compensation expense during the year ended December 31, 2013 for the cumulative effect of the change in this estimate. Additionally, the Partnership recognized $15.9 million, $17.1 million and $47.9 million of equity-based compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively, related to the difference between the estimated forfeitures and actual forfeitures on Carlyle Holdings partnership units that vested in May 2015, 2014 and 2013, respectively. The Partnership recorded equity-based compensation expense associated with these awards of $191.1 million, $192.6 million and $234.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

As of December 31, 2015, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $437.7 million, which is expected to be recognized over a weighted-average term of 2.3 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2.0% to 10.0% and a per unit discount that generally ranges up to 25.0%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2015, the Partnership revised its estimated forfeiture rates to a range of 2.0% to 10.0% from a previous range of 5.0% to 15.0%. As a result, the Partnership recognized $7.5 million of equity-based compensation expense for the year ended December 31, 2015 for the cumulative effect of the change in this estimate. The Partnership recorded compensation expense of $176.2 million, $140.3 million and $78.7 million for the years ended December 31, 2015, 2014 and 2013, with $16.4 million, $16.7 million and $8.5 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2015, 2014 and 2013. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The net impact of additional deferred tax assets due to equity-based compensation expense less the reduction to the deferred tax assets for units that vested was a net deferred tax benefit of $2.9 million, $3.0 million, and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $321.1 million, which is expected to be recognized over a weighted-average term of 2.4 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors are charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the years ended December 31, 2015, 2014 and 2013.
The vesting of deferred restricted common units creates taxable income for the Partnership's employees in certain jurisdictions. Accordingly, the employees may elect to engage the Partnership's equity plan service provider to sell sufficient common units and generate proceeds to cover their minimum tax obligations.
In February 2016, the Partnership granted approximately 5.0 million deferred restricted common units across a significant number of the Partnership's employees. The total estimated grant-date fair value of these awards was approximately $58 million. The awards vest generally over a period of 18 to 42 months.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash and, therefore, are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period, assuming a forfeiture rate of 10.0%. During the first quarter of 2015, the Partnership revised its estimated forfeiture rate to 10.0% from 15.0%. The cumulative effect of the change in this estimate was not material. Equity-based compensation expense and related tax benefits associated with these awards were not material for the years ended December 31, 2015, 2014 and 2013. Further, as of December 31, 2015, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, was not material and is expected to be recognized within the next year.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2015 and a summary of changes from December 31, 2012 through December 31, 2015, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	57,850,299	$22.12	16,707,028	$22.28	—	$—	334,614	$22.00
Granted	52,889	$30.80	3,067,158	$31.05	914,087	$26.83	2,520	$31.83
Vested	9,650,292	$22.09	2,828,707	$22.34	42,027	$27.99	107,242	$22.00
Forfeited	1,050,093	$22.00	695,305	$22.63	—	$—	21,381	$22.00
Balance, December 31, 2013	47,202,803	$22.13	16,250,174	$23.91	872,060	$26.78	208,511	$22.12
Granted	50,617	$28.26	7,978,127	$29.63	—	$—	12,204	$34.81
Vested	9,159,216	$22.10	3,767,550	$24.69	62,263	$21.42	101,839	$22.08
Forfeited	2,096,789	$22.00	1,531,481	$24.63	—	$—	14,806	$23.85
Balance, December 31, 2014	35,997,415	$22.16	18,929,270	$26.12	809,797	$27.19	104,070	$23.40
Granted	—	$—	6,770,420	$22.39	—	$—	—	$—
Vested	8,733,826	$22.11	5,452,961	$26.91	31,132	$21.53	93,109	$22.52
Forfeited	444,477	$22.00	1,826,295	$24.98	11,674	$27.99	4,220	$24.80
Balance, December 31, 2015	26,819,112	$22.18	18,420,434	$24.62	766,991	$27.41	6,741	$34.58

17.    Consolidation of a Real Estate Development Company
The Partnership, indirectly through certain Carlyle real estate investment funds, has an investment in Urbplan Desenvolvimento Urbano S.A. (“Urbplan”), a Brazilian residential subdivision and land development company.
In late 2012, it was determined that Urbplan was facing serious liquidity problems and would require additional capital infusions to continue operations. The Partnership and certain of its senior Carlyle professionals provided capital to Urbplan through one of the Carlyle investment funds starting in 2013. The Partnership concluded that Urbplan was a VIE as of September 30, 2013 because Urbplan's equity investment at risk was not sufficient to permit it to finance its activities without additional financial support. The Partnership also concluded that it was the primary beneficiary of Urbplan since the Partnership has the power to direct the activities of Urbplan that most significantly impact its economic performance and the Partnership’s investments in Urbplan will absorb losses incurred by Urbplan. As such, the Partnership began consolidating Urbplan into its consolidated financial statements as of September 30, 2013. Due to the timing and availability of financial information from Urbplan, the Partnership consolidates the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The Partnership will disclose the effect of intervening events at Urbplan that materially affect the financial position or results of operations of the Partnership, if any.
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
From 2013 through December 31, 2015, $321.5 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $77.9 million of the $321.5 million and the remaining $243.6 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the year ended December 31, 2015, $108.2 million was funded to Urbplan, of which the Partnership funded $27.1 million and the senior Carlyle professionals funded $81.1 million indirectly through the Partnership.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership and its senior Carlyle professionals may provide additional capital funding to Urbplan in the future. Urbplan will also continue to seek capital funding from unaffiliated parties and will seek to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership and its senior Carlyle professionals continue to provide financial support will be based on the circumstances at the time, including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, it is not expected that funding by the Partnership and its senior Carlyle professionals in 2016 would exceed $30 million.

The assets and liabilities recognized in the Partnership’s consolidated balance sheets as of December 31, 2015 and 2014 related to Urbplan were as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$71.8	$91.5
Inventory costs in excess of billings and advances	71.8	72.4
	$143.6	$163.9
Other assets of a consolidated real estate VIE:
Restricted investments	$14.6	$36.8
Fixed assets, net	0.8	1.8
Deferred tax assets	8.4	12.9
Other assets	23.8	34.9
	$47.6	$86.4
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $125.6 million and $243.6 million as of December 31, 2015 and 2014, respectively)	$75.4	$146.2
Other liabilities of a consolidated real estate VIE:
Accounts payable	$14.5	$26.1
Other liabilities	69.9	58.8
	$84.4	$84.9
The revenues and expenses recognized in the Partnership’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, since commencement of consolidation on September 30, 2013, related to Urbplan were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Revenue of a consolidated real estate VIE:
Land development services	$80.0	$56.4	$0.4
Investment income	6.8	13.8	7.1
	$86.8	$70.2	$7.5

Interest and other expenses of a consolidated real estate VIE:
Costs of services rendered	$48.5	$41.9	$—
Interest expense	40.9	37.2	12.9
Change in fair value of loans payable	9.2	47.1	13.0
Compensation and benefits	10.7	11.2	2.7
G&A and other expenses	35.3	37.9	5.2
	$144.6	$175.3	$33.8

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $104.5 million and $190.4 million of customer advances received as of December 31, 2015 and 2014, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.
Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 60% of the outstanding principal amounts of the loans as of December 31, 2015 and 2014. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.5% to 7.4% (18.6% to 21.5% as of December 31, 2015); (ii) IGP-M plus a margin of 12.0% (22.5% as of December 31, 2015); or (iii) IPCA plus a margin ranging from 11.0% to 13.5% (21.7% to 24.2% as of December 31, 2015). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2016	$25.7
2017	13.5
2018	10.9
2019	12.4
2020	14.0
Thereafter	49.1
$125.6
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of December 31, 2015, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

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
As of December 31, 2015, Urbplan had outstanding commitments for land development services with an estimated $18.0 million of future costs to be incurred.
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

The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Carlyle Commodity Management, and for periods prior to August 1, 2013, AlpInvest. Effective July 1, 2015, the Partnership's economic interest in Carlyle Commodity Management increased from 55% to approximately 83% as a result of the June 2015 restructuring of the original acquisition agreement. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.

Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fee compensation, and does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with lease terminations and employee severance and settlements of legal claims.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

     Fee Related Earnings (“FRE”) is a component of ENI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of ENI and also adjusts ENI to exclude net performance fees, investment income from investments in Carlyle funds, equity-based compensation and certain general, administrative and other expenses when the timing of any future payment is uncertain.

Distributable Earnings (“DE”) is FRE plus realized net performance fees and realized investment income, and is used to assess performance and amounts potentially available for distribution. DE is used by management primarily in making resource deployment and compensation decisions across the Partnership’s four reportable segments. Management makes operating decisions and assesses the performance of each of the Partnership’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Consolidated Funds. Consequently, the key performance measures discussed above and all segment data exclude the assets, liabilities and operating results related to the Consolidated Funds.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2015:

	December 31, 2015 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$577.4	$210.7	$255.9	$153.9	$1,197.9
Portfolio advisory fees, net	14.3	0.7	0.4	—	15.4
Transaction fees, net	7.7	—	2.1	—	9.8
Total fund level fee revenues	599.4	211.4	258.4	153.9	1,223.1
Performance fees
Realized	1,209.5	38.0	163.2	24.1	1,434.8
Unrealized	(523.1)	(63.1)	(42.5)	103.6	(525.1)
Total performance fees	686.4	(25.1)	120.7	127.7	909.7
Investment income (loss)
Realized	23.3	5.4	(93.6)	0.1	(64.8)
Unrealized	(5.2)	(15.7)	63.1	0.2	42.4
Total investment income (loss)	18.1	(10.3)	(30.5)	0.3	(22.4)
Interest	1.5	2.8	0.3	0.2	4.8
Other income	9.8	3.9	2.6	0.9	17.2
Total revenues	1,315.2	182.7	351.5	283.0	2,132.4
Segment Expenses
Compensation and benefits
Direct base compensation	224.2	101.2	70.0	82.3	477.7
Indirect base compensation	91.5	28.3	39.3	13.0	172.1
Equity-based compensation	65.1	19.0	25.0	12.4	121.5
Performance fee related
Realized	540.9	16.6	68.5	20.3	646.3
Unrealized	(221.7)	(27.7)	26.3	94.8	(128.3)
Total compensation and benefits	700.0	137.4	229.1	222.8	1,289.3
General, administrative, and other indirect expenses	172.4	69.8	74.6	46.0	362.8
Depreciation and amortization expense	12.5	5.0	4.3	3.8	25.6
Interest expense	30.8	10.8	10.6	5.9	58.1
Total expenses	915.7	223.0	318.6	278.5	1,735.8
Economic Net Income (Loss)	$399.5	$(40.3)	$32.9	$4.5	$396.6
(-) Net Performance Fees	367.2	(14.0)	25.9	12.6	391.7
(-) Investment Income (Loss)	18.1	(10.3)	(30.5)	0.3	(22.4)
(+) Equity-based Compensation	65.1	19.0	25.0	12.4	121.5
(+) Reserve for Litigation and Contingencies	26.8	9.0	9.2	5.0	50.0
(=) Fee Related Earnings	$106.1	$12.0	$71.7	$9.0	$198.8
(+) Realized Net Performance Fees	668.6	21.4	94.7	3.8	788.5
(+) Realized Investment Income (Loss)	23.3	5.4	(93.6)	0.1	(64.8)
(=) Distributable Earnings	$798.0	$38.8	$72.8	$12.9	$922.5
Segment assets as of December 31, 2015	$3,127.0	$717.5	$1,452.5	$817.0	$6,114.0

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments as of and for the year ended December 31, 2014:

	December 31, 2014 and the Year Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$564.8	$259.3	$223.8	$181.4	$1,229.3
Portfolio advisory fees, net	18.4	0.9	0.8	—	20.1
Transaction fees, net	51.4	0.2	1.6	—	53.2
Total fund level fee revenues	634.6	260.4	226.2	181.4	1,302.6
Performance fees
Realized	1,156.3	36.0	88.5	42.9	1,323.7
Unrealized	197.2	76.5	(39.5)	150.0	384.2
Total performance fees	1,353.5	112.5	49.0	192.9	1,707.9
Investment income (loss)
Realized	17.7	8.4	(32.2)	—	(6.1)
Unrealized	13.9	(3.6)	(15.7)	0.4	(5.0)
Total investment income (loss)	31.6	4.8	(47.9)	0.4	(11.1)
Interest	1.4	0.3	0.3	0.2	2.2
Other income	9.4	5.5	4.4	1.1	20.4
Total revenues	2,030.5	383.5	232.0	376.0	3,022.0
Segment Expenses
Compensation and benefits
Direct base compensation	222.4	110.6	75.2	85.8	494.0
Indirect base compensation	101.8	24.6	48.5	13.6	188.5
Equity-based compensation	42.5	13.9	19.2	4.8	80.4
Performance fee related
Realized	512.5	17.4	30.1	30.9	590.9
Unrealized	97.1	35.4	32.1	145.0	309.6
Total compensation and benefits	976.3	201.9	205.1	280.1	1,663.4
General, administrative, and other indirect expenses	151.1	52.9	72.2	41.9	318.1
Depreciation and amortization expense	11.0	4.0	3.6	3.8	22.4
Interest expense	30.6	9.7	9.9	5.5	55.7
Total expenses	1,169.0	268.5	290.8	331.3	2,059.6
Economic Net Income (Loss)	$861.5	$115.0	$(58.8)	$44.7	$962.4
(-) Net Performance Fees	743.9	59.7	(13.2)	17.0	807.4
(-) Investment Income (Loss)	31.6	4.8	(47.9)	0.4	(11.1)
(+) Equity-based Compensation	42.5	13.9	19.2	4.8	80.4
(=) Fee Related Earnings	$128.5	$64.4	$21.5	$32.1	$246.5
(+) Realized Net Performance Fees	643.8	18.6	58.4	12.0	732.8
(+) Realized Investment Income (Loss)	17.7	8.4	(32.2)	—	(6.1)
(=) Distributable Earnings	$790.0	$91.4	$47.7	$44.1	$973.2
Segment assets as of December 31, 2014	$4,065.1	$1,006.9	$1,510.6	$814.8	$7,397.4

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables present the financial data for the Partnership’s four reportable segments for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$471.6	$275.2	$188.9	$119.0	$1,054.7
Portfolio advisory fees, net	23.2	1.4	1.3	—	25.9
Transaction fees, net	20.7	0.1	3.9	—	24.7
Total fund level fee revenues	515.5	276.7	194.1	119.0	1,105.3
Performance fees
Realized	914.5	151.9	40.5	21.7	1,128.6
Unrealized	959.1	32.4	43.4	129.8	1,164.7
Total performance fees	1,873.6	184.3	83.9	151.5	2,293.3
Investment income (loss)
Realized	15.8	17.5	(22.7)	—	10.6
Unrealized	10.4	(1.5)	(62.3)	0.2	(53.2)
Total investment income (loss)	26.2	16.0	(85.0)	0.2	(42.6)
Interest	0.9	0.7	0.2	—	1.8
Other income	5.6	3.5	1.8	0.2	11.1
Total revenues	2,421.8	481.2	195.0	270.9	3,368.9
Segment Expenses
Compensation and benefits
Direct base compensation	212.6	99.6	70.2	53.6	436.0
Indirect base compensation	95.0	21.8	30.4	5.6	152.8
Equity-based compensation	7.4	3.0	4.6	0.7	15.7
Performance fee related
Realized	401.7	42.1	(4.0)	14.3	454.1
Unrealized	446.2	13.7	56.7	131.2	647.8
Total compensation and benefits	1,162.9	180.2	157.9	205.4	1,706.4
General, administrative, and other indirect expenses	166.9	60.9	58.4	23.2	309.4
Depreciation and amortization expense	13.2	4.5	4.3	2.3	24.3
Interest expense	25.2	7.9	8.2	2.3	43.6
Total expenses	1,368.2	253.5	228.8	233.2	2,083.7
Economic Net Income (Loss)	$1,053.6	$227.7	$(33.8)	$37.7	$1,285.2
(-) Net Performance Fees	1,025.7	128.5	31.2	6.0	1,191.4
(-) Investment Income (Loss)	26.2	16.0	(85.0)	0.2	(42.6)
(+) Equity-based Compensation	7.4	3.0	4.6	0.7	15.7
(=) Fee Related Earnings	$9.1	$86.2	$24.6	$32.2	$152.1
(+) Realized Net Performance Fees	512.8	109.8	44.5	7.4	674.5
(+) Realized Investment Income (loss)	15.8	17.5	(22.7)	—	10.6
(=) Distributable Earnings	$537.7	$213.5	$46.4	$39.6	$837.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Partnership’s Income Before Provision for Taxes as of and for the years ended December 31, 2015 and 2014:

	December 31, 2015 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,132.4	$975.5	$(101.7)	(a)	$3,006.2
Expenses	$1,735.8	$1,258.8	$473.8	(b)	$3,468.4
Other income	$—	$886.9	$(22.5)	(c)	$864.4
Economic net income	$396.6	$603.6	$(598.0)	(d)	$402.2
Total assets	$6,114.0	$26,395.7	$(318.7)	(e)	$32,191.0

	December 31, 2014 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,022.0	$956.0	$(97.7)	(a)	$3,880.3
Expenses	$2,059.6	$1,286.5	$429.3	(b)	$3,775.4
Other income	$—	$898.4	$(11.4)	(c)	$887.0
Economic net income	$962.4	$567.9	$(538.4)	(d)	$991.9
Total assets	$7,397.4	$28,809.8	$(212.9)	(e)	$35,994.3
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,368.9	$1,043.1	$29.2	(a)	$4,441.2
Expenses	$2,083.7	$1,169.4	$440.8	(b)	$3,693.9
Other income	$—	$701.3	$(4.6)	(c)	$696.7
Economic net income	$1,285.2	$575.0	$(416.2)	(d)	$1,444.0

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Carlyle Commodity Management and, for periods prior to August 1, 2013, AlpInvest that were included in Revenues in the Partnership’s segment reporting.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Carlyle Commodity Management and, for periods prior to August 1, 2013, AlpInvest as detailed below (Dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$259.8	$269.2	$314.4
Acquisition related charges and amortization of intangibles and impairment	288.8	242.5	260.4
Other non-operating (income) expense	(7.4)	(30.3)	(16.5)
Tax expense associated with performance fee compensation	(14.9)	(25.3)	(34.9)
Non-Carlyle economic interests in acquired business	160.3	213.6	186.4
Other adjustments	6.7	1.2	6.3
Elimination of expenses of Consolidated Funds	(219.5)	(241.6)	(275.3)
	$473.8	$429.3	$440.8

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Income before provision for income taxes	$402.2	$991.9	$1,444.0
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	259.8	269.2	314.4
Acquisition related charges and amortization of intangibles and impairment	288.8	242.5	260.4
Other non-operating (income) expense	(7.4)	(30.3)	(16.5)
Tax expense associated with performance fee compensation	(14.9)	(25.3)	(34.9)
Net income attributable to non-controlling interests in Consolidated entities	(537.9)	(485.5)	(676.0)
Other adjustments	6.0	(0.1)	(6.2)
Economic Net Income	$396.6	$962.4	$1,285.2
Net performance fees(1)	391.7	807.4	1,191.4
Investment income (loss)(1)	(22.4)	(11.1)	(42.6)
Equity-based compensation	121.5	80.4	15.7
Reserve for litigation and contingencies	50.0	—	—
Fee Related Earnings	$198.8	$246.5	$152.1
Realized performance fees, net of related compensation	788.5	732.8	674.5
Realized investment income (loss)(1)	(64.8)	(6.1)	10.6
Distributable Earnings	$922.5	$973.2	$837.2

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

(1)	See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2015
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,441.9	$(7.1)	$1,434.8
Unrealized	(617.0)	91.9	(525.1)
Total performance fees	824.9	84.8	909.7
Performance fee related compensation expense
Realized	650.5	(4.2)	646.3
Unrealized	(139.6)	11.3	(128.3)
Total performance fee related compensation expense	510.9	7.1	518.0
Net performance fees
Realized	791.4	(2.9)	788.5
Unrealized	(477.4)	80.6	(396.8)
Total net performance fees	$314.0	$77.7	$391.7
Investment income (loss)
Realized	$32.9	$(97.7)	$(64.8)
Unrealized	(17.7)	60.1	42.4
Total investment income (loss)	$15.2	$(37.6)	$(22.4)

	Year Ended December 31, 2014
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,328.7	$(5.0)	$1,323.7
Unrealized	345.7	38.5	384.2
Total performance fees	1,674.4	33.5	1,707.9
Performance fee related compensation expense
Realized	590.7	0.2	590.9
Unrealized	282.2	27.4	309.6
Total performance fee related compensation expense	872.9	27.6	900.5
Net performance fees
Realized	738.0	(5.2)	732.8
Unrealized	63.5	11.1	74.6
Total net performance fees	$801.5	$5.9	$807.4
Investment income (loss)
Realized	$23.7	$(29.8)	$(6.1)
Unrealized	(30.9)	25.9	(5.0)
Total investment income (loss)	$(7.2)	$(3.9)	$(11.1)

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2013
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,176.7	$(48.1)	$1,128.6
Unrealized	1,198.6	(33.9)	1,164.7
Total performance fees	2,375.3	(82.0)	2,293.3
Performance fee related compensation expense
Realized	539.2	(85.1)	454.1
Unrealized	644.5	3.3	647.8
Total performance fee related compensation expense	1,183.7	(81.8)	1,101.9
Net performance fees
Realized	637.5	37.0	674.5
Unrealized	554.1	(37.2)	516.9
Total net performance fees	$1,191.6	$(0.2)	$1,191.4
Investment income
Realized	$14.4	$(3.8)	$10.6
Unrealized	4.4	(57.6)	(53.2)
Total investment income	$18.8	$(61.4)	$(42.6)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of certain tax expenses associated with performance fee compensation. Adjustments are also included in these financial statement captions to reflect the Partnership’s 55% economic interest in each of Claren Road, ESG and, for periods prior to July 1, 2015, Carlyle Commodity Management and, for periods prior to August 1, 2013, the Partnership’s 60% interest in AlpInvest in the segment results. Effective for periods beginning on and after July 1, 2015, adjustments are included to reflect the Partnership's approximate 83% economic interest in Carlyle Commodity Management.

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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2015
Americas(1)	$1,518.7	51%	$19,059.3	59%
EMEA(2)	1,090.1	36%	12,368.7	39%
Asia-Pacific(3)	397.4	13%	763.0	2%
Total	$3,006.2	100%	$32,191.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2014
Americas(1)	$2,283.3	59%	$20,986.9	58%
EMEA(2)	1,527.3	39%	14,446.4	40%
Asia-Pacific(3)	69.7	2%	561.0	2%
Total	$3,880.3	100%	$35,994.3	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2013
Americas(1)	$2,613.0	59%	$19,091.7	53%
EMEA(2)	1,459.3	33%	15,974.6	45%
Asia-Pacific(3)	368.9	8%	556.0	2%
Total	$4,441.2	100%	$35,622.3	100%

(1)	Relates to investment vehicles whose primary focus is the United States, Mexico or South America.

(2)	Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.

(3)	Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

19.    Quarterly Financial Data (Unaudited)
Unaudited quarterly information for each of the three months in the years ended December 31, 2015 and 2014 are presented below.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Dollars in millions)
Revenues	$1,136.8	$856.1	$297.5	$715.8
Expenses	1,027.0	843.6	795.3	802.5
Other income (loss)	505.5	461.6	(31.3)	(71.4)
Income (loss) before provision for income taxes	$615.3	$474.1	$(529.1)	$(158.1)
Net income (loss)	$604.8	$468.1	$(525.0)	$(147.8)
Net income (loss) attributable to The Carlyle Group L.P.	$39.5	$30.6	$(83.9)	$(4.6)
Net income (loss) attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.58	$0.42	$(1.05)	$(0.06)
Diluted	$0.54	$0.34	$(1.11)	$(0.06)
Distributions declared per common unit(2)	$1.61	$0.33	$0.89	$0.56

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Dollars in millions)
Revenues	$1,147.4	$1,138.8	$755.0	$839.1
Expenses	1,099.0	1,042.6	705.1	928.7
Other income (loss)	424.0	445.0	125.5	(107.5)
Income (loss) before provision for income taxes	$472.4	$541.2	$175.4	$(197.1)
Net income (loss)	$456.4	$487.4	$181.3	$(210.0)
Net income attributable to The Carlyle Group L.P.	$24.6	$19.5	$25.4	$16.3
Net income attributable to The Carlyle Group L.P. per common unit(1)
Basic	$0.46	$0.30	$0.38	$0.24
Diluted	$0.41	$0.27	$0.35	$0.23
Distributions declared per common unit(2)	$1.40	$0.16	$0.16	$0.16

(1)	The sum of the quarterly earnings per common unit amounts may not equal the total for the year due to the effects of rounding and dilution.

(2)	Distributions declared reflects the calendar date of the declaration of each distribution.

20.    Subsequent Events
In February 2016, the Board of Directors of the general partner of the Partnership declared a distribution of $0.29 per common unit in respect of the fourth quarter of 2015 to common unitholders of record at the close of business on February 23, 2016, payable on March 2, 2016.
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

The Carlyle Group L.P.

Notes to the Consolidated Financial Statements

21.    Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of December 31, 2015 and 2014 and results of operations for the years ended December 31, 2015, 2014 and 2013. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$991.5	$—	$—	$991.5
Cash and cash equivalents held at Consolidated Funds	—	1,612.7	—	1,612.7
Restricted cash	18.9	—	—	18.9
Restricted cash and securities of Consolidated Funds	—	18.4	—	18.4
Accrued performance fees	3,012.2	—	(23.6)	2,988.6
Investments	1,103.9	—	(218.0)	885.9
Investments of Consolidated Funds	—	23,996.1	2.7	23,998.8
Due from affiliates and other receivables, net	275.1	—	(79.8)	195.3
Due from affiliates and other receivables of Consolidated Funds, net	—	765.3	—	765.3
Receivables and inventory of a consolidated real estate VIE	143.6	—	—	143.6
Fixed assets, net	110.9	—	—	110.9
Deposits and other	55.2	3.2	—	58.4
Other assets of a consolidated real estate VIE	47.6	—	—	47.6
Intangible assets, net	135.7	—	—	135.7
Deferred tax assets	219.4	—	—	219.4
Total assets	$6,114.0	$26,395.7	$(318.7)	$32,191.0
Liabilities and partners’ capital
Loans payable	$38.7	$—	$—	$38.7
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.5	—	—	606.5
Loans payable of Consolidated Funds	—	17,332.5	(267.8)	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $125.6 million)	75.4	—	—	75.4
Accounts payable, accrued expenses and other liabilities	463.8	—	—	463.8
Accrued compensation and benefits	1,953.2	—	—	1,953.2
Due to affiliates	245.6	1.8	(1.5)	245.9
Deferred revenue	40.9	—	—	40.9
Deferred tax liabilities	103.5	—	—	103.5
Other liabilities of Consolidated Funds	—	1,882.2	(43.6)	1,838.6
Other liabilities of a consolidated real estate VIE	84.4	—	—	84.4
Accrued giveback obligations	252.0	—	—	252.0
Total liabilities	4,363.9	19,216.5	(312.9)	23,267.5
Redeemable non-controlling interests in consolidated entities	7.6	2,838.3	—	2,845.9
Partners’ capital	485.9	(1.4)	1.4	485.9
Accumulated other comprehensive income (loss)	(90.4)	1.7	(1.4)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	126.6	(5.8)	120.8
Non-controlling interests in consolidated entities	280.8	4,213.0	—	4,493.8
Non-controlling interests in Carlyle Holdings	1,066.2	1.0	—	1,067.2
Total partners’ capital	1,742.5	4,340.9	(5.8)	6,077.6
Total liabilities and partners’ capital	$6,114.0	$26,395.7	$(318.7)	$32,191.0

	As of December 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,242.0	$—	$—	$1,242.0
Cash and cash equivalents held at Consolidated Funds	—	1,551.1	—	1,551.1
Restricted cash	59.7	—	—	59.7
Restricted cash and securities of Consolidated Funds	—	14.9	—	14.9
Accrued performance fees	3,808.9	—	(13.3)	3,795.6
Investments	1,114.9	—	(183.3)	931.6
Investments of Consolidated Funds	—	26,028.7	0.1	26,028.8
Due from affiliates and other receivables, net	215.8	—	(16.4)	199.4
Due from affiliates and other receivables of Consolidated Funds, net	—	1,213.2	—	1,213.2
Receivables and inventory of a consolidated real estate VIE	163.9	—	—	163.9
Fixed assets, net	75.4	—	—	75.4
Deposits and other	57.3	1.9	—	59.2
Other assets of a consolidated real estate VIE	86.4	—	—	86.4
Intangible assets, net	442.1	—	—	442.1
Deferred tax assets	131.0	—	—	131.0
Total assets	$7,397.4	$28,809.8	$(212.9)	$35,994.3
Liabilities and partners’ capital
Loans payable	$40.2	$—	$—	$40.2
3.875% senior notes due 2023	499.9	—	—	499.9
5.625% senior notes due 2043	606.8	—	—	606.8
Loans payable of Consolidated Funds	—	16,219.8	(167.6)	16,052.2
Loans payable of a consolidated real estate VIE at fair value (principal amount of $243.6 million)	146.2	—	—	146.2
Accounts payable, accrued expenses and other liabilities	446.8	—	(50.6)	396.2
Accrued compensation and benefits	2,312.5	—	—	2,312.5
Due to affiliates	183.6	1.0	(0.4)	184.2
Deferred revenue	93.9	—	(0.2)	93.7
Deferred tax liabilities	112.2	—	—	112.2
Other liabilities of Consolidated Funds	—	2,548.0	(43.1)	2,504.9
Other liabilities of a consolidated real estate VIE	84.9	—	—	84.9
Accrued giveback obligations	113.4	—	(9.0)	104.4
Total liabilities	4,640.4	18,768.8	(270.9)	23,138.3
Redeemable non-controlling interests in consolidated entities	8.4	3,753.1	—	3,761.5
Partners’ capital	566.0	(71.5)	71.5	566.0
Accumulated other comprehensive income (loss)	(40.3)	6.3	(5.0)	(39.0)
Partners’ capital appropriated for Consolidated Funds	—	193.0	(8.5)	184.5
Non-controlling interests in consolidated entities	286.3	6,160.1	—	6,446.4
Non-controlling interests in Carlyle Holdings	1,936.6	—	—	1,936.6
Total partners’ capital	2,748.6	6,287.9	58.0	9,094.5
Total liabilities and partners’ capital	$7,397.4	$28,809.8	$(212.9)	$35,994.3

	Year Ended December 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,239.1	$—	$(153.9)	$1,085.2
Performance fees
Realized	1,460.3	—	(18.4)	1,441.9
Unrealized	(602.0)	—	(15.0)	(617.0)
Total performance fees	858.3	—	(33.4)	824.9
Investment income (loss)
Realized	(35.4)	—	68.3	32.9
Unrealized	23.3	—	(41.0)	(17.7)
Total investment income (loss)	(12.1)	—	27.3	15.2
Interest and other income	22.9	—	(4.3)	18.6
Interest and other income of Consolidated Funds	—	975.5	—	975.5
Revenue of a consolidated real estate VIE	86.8	—	—	86.8
Total revenues	2,195.0	975.5	(164.3)	3,006.2
Expenses
Compensation and benefits
Base compensation	632.2	—	—	632.2
Equity-based compensation	378.0	—	—	378.0
Performance fee related
Realized	650.5	—	—	650.5
Unrealized	(139.6)	—	—	(139.6)
Total compensation and benefits	1,521.1	—	—	1,521.1
General, administrative and other expenses	712.8	—	—	712.8
Interest	58.0	—	—	58.0
Interest and other expenses of Consolidated Funds	—	1,258.8	(219.5)	1,039.3
Interest and other expenses of a consolidated real estate VIE	144.6	—	—	144.6
Other non-operating income	(7.4)	—	—	(7.4)
Total expenses	2,429.1	1,258.8	(219.5)	3,468.4
Other income
Net investment gains of Consolidated Funds	—	886.9	(22.5)	864.4
Income (loss) before provision for income taxes	(234.1)	603.6	32.7	402.2
Provision for income taxes	2.1	—	—	2.1
Net income (loss)	(236.2)	603.6	32.7	400.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(98.4)	—	636.3	537.9
Net income (loss) attributable to Carlyle Holdings	(137.8)	603.6	(603.6)	(137.8)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(119.4)	—	—	(119.4)
Net income (loss) attributable to The Carlyle Group L.P.	$(18.4)	$603.6	$(603.6)	$(18.4)

	Year Ended December 31, 2014
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,352.9	$—	$(186.6)	$1,166.3
Performance fees
Realized	1,355.1	—	(26.4)	1,328.7
Unrealized	355.0	—	(9.3)	345.7
Total performance fees	1,710.1	—	(35.7)	1,674.4
Investment income (loss)
Realized	29.4	—	(5.7)	23.7
Unrealized	(37.7)	—	6.8	(30.9)
Total investment income (loss)	(8.3)	—	1.1	(7.2)
Interest and other income	23.6	—	(3.0)	20.6
Interest and other income of Consolidated Funds	—	956.0	—	956.0
Revenue of a consolidated real estate VIE	70.2	—	—	70.2
Total revenues	3,148.5	956.0	(224.2)	3,880.3
Expenses
Compensation and benefits
Base compensation	789.0	—	—	789.0
Equity-based compensation	344.0	—	—	344.0
Performance fee related
Realized	590.7	—	—	590.7
Unrealized	282.2	—	—	282.2
Total compensation and benefits	2,005.9	—	—	2,005.9
General, administrative and other expenses	523.9	—	2.9	526.8
Interest	55.7	—	—	55.7
Interest and other expenses of Consolidated Funds	—	1,286.5	(244.5)	1,042.0
Interest and other expenses of a consolidated real estate VIE	175.3	—	—	175.3
Other non-operating income	(30.3)	—	—	(30.3)
Total expenses	2,730.5	1,286.5	(241.6)	3,775.4
Other income
Net investment gains of Consolidated Funds	—	898.4	(11.4)	887.0
Income before provision for income taxes	418.0	567.9	6.0	991.9
Provision for income taxes	76.8	—	—	76.8
Net income	341.2	567.9	6.0	915.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(88.4)	—	573.9	485.5
Net income attributable to Carlyle Holdings	429.6	567.9	(567.9)	429.6
Net income attributable to non-controlling interests in Carlyle Holdings	343.8	—	—	343.8
Net income attributable to The Carlyle Group L.P.	$85.8	$567.9	$(567.9)	$85.8

	Year Ended December 31, 2013
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,168.2	$—	$(183.6)	$984.6
Performance fees
Realized	1,247.0	—	(70.3)	1,176.7
Unrealized	1,201.5	—	(2.9)	1,198.6
Total performance fees	2,448.5	—	(73.2)	2,375.3
Investment income (loss)
Realized	15.0	—	(0.6)	14.4
Unrealized	(61.4)	—	65.8	4.4
Total investment income (loss)	(46.4)	—	65.2	18.8
Interest and other income	13.1	—	(1.2)	11.9
Interest and other income of Consolidated Funds	—	1,043.1	—	1,043.1
Revenue of a consolidated real estate VIE	7.5	—	—	7.5
Total revenues	3,590.9	1,043.1	(192.8)	4,441.2
Expenses
Compensation and benefits
Base compensation	738.0	—	—	738.0
Equity-based compensation	322.4	—	—	322.4
Performance fee related
Realized	539.2	—	—	539.2
Unrealized	644.5	—	—	644.5
Total compensation and benefits	2,244.1	—	—	2,244.1
General, administrative and other expenses	492.9	—	3.5	496.4
Interest	45.5	—	—	45.5
Interest and other expenses of Consolidated Funds	—	1,169.4	(278.8)	890.6
Interest and other expenses of a consolidated real estate VIE	33.8	—	—	33.8
Other non-operating income	(16.5)	—	—	(16.5)
Total expenses	2,799.8	1,169.4	(275.3)	3,693.9
Other income
Net investment gains of Consolidated Funds	—	701.3	(4.6)	696.7
Income before provision for income taxes	791.1	575.0	77.9	1,444.0
Provision for income taxes	96.2	—	—	96.2
Net income	694.9	575.0	77.9	1,347.8
Net income attributable to non-controlling interests in consolidated entities	23.1	—	652.9	676.0
Net income attributable to Carlyle Holdings	671.8	575.0	(575.0)	671.8
Net income attributable to non-controlling interests in Carlyle Holdings	567.7	—	—	567.7
Net income attributable to The Carlyle Group L.P.	$104.1	$575.0	$(575.0)	$104.1

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(236.2)	$341.2	$694.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and impairment	322.8	192.1	163.6
Equity-based compensation	378.0	344.0	322.4
Excess tax benefits related to equity-based compensation	(4.0)	(2.7)	(1.9)
Non-cash performance fees, net	437.4	(582.2)	(1,595.9)
Other non-cash amounts	12.7	(1.4)	(9.1)
Investment loss	26.7	55.7	77.5
Purchases of investments and trading securities	(174.5)	(330.1)	(181.1)
Proceeds from the sale of investments and trading securities	349.6	567.5	303.4
Payments of contingent consideration	(17.8)	(59.6)	—
Change in deferred taxes, net	(31.4)	10.5	44.5
Change in due from affiliates and other receivables	(1.4)	(4.2)	(7.8)
Change in receivables and inventory of a consolidated real estate VIE	(57.5)	—	10.1
Change in deposits and other	(9.0)	(10.9)	9.7
Change in other assets of a consolidated real estate VIE	(17.4)	(25.0)	4.3
Change in accounts payable, accrued expenses and other liabilities	(20.3)	(23.4)	46.6
Change in accrued compensation and benefits	(35.3)	155.4	935.5
Change in due to affiliates	21.0	(81.6)	96.7
Change in other liabilities of a consolidated real estate VIE	101.6	(24.9)	(32.1)
Change in deferred revenue	(50.0)	36.8	0.7
Net cash provided by operating activities	995.0	557.2	882.0
Cash flows from investing activities
Change in restricted cash	40.8	69.8	(95.4)
Purchases of fixed assets, net	(62.3)	(29.7)	(29.5)
Acquisitions, net of cash acquired	—	(3.1)	(10.2)
Net cash provided by (used in) investing activities	(21.5)	37.0	(135.1)
Cash flows from financing activities
Repayments under credit facility	—	—	(386.3)
Issuance of 3.875% senior notes due 2023, net of financing costs	—	—	495.3
Issuance of 5.625% senior notes due 2043, net of financing costs	—	210.8	394.1
Proceeds from loans payable	—	—	17.1
Payments on loans payable	—	—	(475.0)
Net payments on loans payable of a consolidated real estate VIE	(65.3)	(34.4)	(1.5)
Payments of contingent consideration	(8.1)	(39.5)	(23.9)
Net proceeds from issuance of common units, net of offering costs	209.9	449.5	—
Excess tax benefits related to equity-based compensation	4.0	2.7	1.9
Distributions to common unitholders	(251.0)	(102.7)	(59.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(848.5)	(486.9)	(372.9)
Contributions from non-controlling interest holders	168.5	162.2	137.7
Distributions to non-controlling interest holders	(110.8)	(118.3)	(87.0)
Acquisition of non-controlling interests in Carlyle Holdings	(209.9)	(303.4)	(7.1)
Change in due to/from affiliates financing activities	(62.7)	(38.4)	17.3
Net cash used in financing activities	(1,173.9)	(298.4)	(350.2)
Effect of foreign exchange rate changes	(50.1)	(20.4)	2.8
Increase (decrease) in cash and cash equivalents	(250.5)	275.4	399.5
Cash and cash equivalents, beginning of period	1,242.0	966.6	567.1
Cash and cash equivalents, end of period	$991.5	$1,242.0	$966.6

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2015 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Partnership’s consolidated financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages and positions of the directors and executive officers of our general partner, Carlyle Group Management L.L.C.

Name	Age	Position
William E. Conway, Jr.	66	Founder, Co-Chief Executive Officer and Director
Daniel A. D’Aniello	69	Founder, Chairman and Director
David M. Rubenstein	66	Founder, Co-Chief Executive Officer and Director
Lawton W. Fitt	62	Director
James H. Hance, Jr.	71	Operating Executive and Director
Janet Hill	68	Director
Edward J. Mathias	74	Managing Director and Director
Dr. Thomas S. Robertson	73	Director
William J. Shaw	70	Director
Anthony Welters	60	Director
Jeffrey W. Ferguson	50	General Counsel
Curtis L. Buser	52	Chief Financial Officer
Glenn A. Youngkin	49	President & Chief Operating Officer
William E. Conway, Jr. Mr. Conway is a founder and Co-Chief Executive Officer of Carlyle and is also the firm’s Chief Investment Officer. Mr. Conway was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. Conway was the Senior Vice President and Chief Financial Officer of MCI Communications Corporation (“MCI”). Mr. Conway was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway is a member of the Board of Trustees of the Johns Hopkins Medical Center and the John Carroll Society Board of Governors. He previously served as chairman and/or director of several public and private companies in which Carlyle had significant investment interests. Mr. Conway received his B.A. from Dartmouth College and his M.B.A. in finance from the University of Chicago Graduate School of Business.
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
David M. Rubenstein. Mr. Rubenstein is a founder and Co-Chief Executive Officer of Carlyle. He was elected to the Board of Directors of our general partner effective July 18, 2011. Prior to forming Carlyle in 1987, Mr. Rubenstein practiced law in Washington, D.C. with Shaw, Pittman, Potts & Trowbridge LLP (now Pillsbury Winthrop Shaw Pittman LLP). From 1977 to 1981 Mr. Rubenstein was Deputy Assistant to the President for Domestic Policy. From 1975 to 1976, he served as

Chief Counsel to the U.S. Senate Judiciary Committee’s Subcommittee on Constitutional Amendments. From 1973 to 1975, Mr. Rubenstein practiced law in New York with Paul, Weiss, Rifkind, Wharton & Garrison LLP. Among other philanthropic endeavors, Mr. Rubenstein is the Chairman of the John F. Kennedy Center for the Performing Arts, a Regent of the Smithsonian Institution, President of the Economic Club of Washington and on the Boards of Directors or Trustees of Duke University (Chair), Johns Hopkins Medicine, University of Chicago, the Brookings Institution (Co-Chair), the Lincoln Center for the Performing Arts, the Council on Foreign Relations (Vice Chair) and the Institute for Advanced Study. Mr. Rubenstein is a 1970 magna cum laude graduate of Duke University, where he was elected Phi Beta Kappa. Following Duke, Mr. Rubenstein graduated in 1973 from The University of Chicago Law School.
Lawton W. Fitt. Ms. Fitt is a member of the Board of Directors of our general partner. Ms. Fitt was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Fitt is a director of ARM Holdings (where she serves as chair of the Audit Committee), Ciena Corporation (where she serves as chair of the Audit Committee) and The Progressive Corporation (where she serves on the Investment and Capital committee, Nominating and Governance committee and Executive committee). Ms. Fitt served as Secretary (CEO) of the Royal Academy of Arts in London from October 2002 to March 2005. Prior to that, Ms. Fitt was an investment banker with Goldman, Sachs & Co., where she became a partner in 1994 and a managing director in 1996. She retired from Goldman, Sachs in 2002. Ms. Fitt is a former director of Thomson Reuters, Frontier Communications and Overture Acquisitions Corporation. She is also a trustee or director of several not-for-profit organizations, including the Goldman Sachs Foundation and the Thomson Reuters Foundation. Ms. Fitt received her bachelor's degree from Brown University and her M.B.A. from the Darden School of the University of Virginia.
James H. Hance, Jr. Mr. Hance is an Operating Executive of Carlyle and a member of the Board of Directors of our general partner. Mr. Hance was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Hance joined Carlyle in November 2005 and has worked primarily in our Global Market Strategies segment and the financial services sector. Prior to joining Carlyle in 2005, Mr. Hance served as Vice Chairman of Bank of America from 1993 until his retirement on January 31, 2005 and served as Chief Financial Officer from 1988 to 2004. Prior to joining Bank of America, Mr. Hance spent 17 years with Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Hance is a director of Duke Energy Corporation, Cousins Properties Inc., Acuity Brands Inc. and Ford Motor Company. Mr. Hance is a former director of Sprint Nextel Corporation, Rayonier, Inc., EnPro Industries, Inc., Bank of America and Morgan Stanley. Mr. Hance serves as Emeritus Trustee on the Board of Trustees at Washington University in St. Louis and as Chairman of the Board of Trustees at Johnson & Wales University in Providence, RI. Mr. Hance graduated from Westminster College and received an M.B.A. from Washington University in St. Louis. He is a certified public accountant.
Janet Hill. Ms. Hill is a member of the Board of Directors of our general partner. Ms. Hill was elected to the Board of Directors of our general partner effective May 2, 2012. Ms. Hill serves as Principal at Hill Family Advisors. From 1981 until her retirement in 2010, Ms. Hill served as Vice President of Alexander & Associates, Inc., a corporate consulting firm which she co-owned in Washington, D.C. Ms. Hill is currently a director of The Wendy’s Company, Dean Foods Company and Echo360. Ms. Hill is a former director of Wendy’s/Arby’s Group, Inc. and Sprint Nextel Corporation. She also serves on the Board of Trustees at Duke University, John F. Kennedy Center for the Performing Arts, the Knight Commission on Intercollegiate Athletics, and the Wolf Trap Foundation. Ms. Hill graduated from Wellesley College with a Bachelor of Arts in Mathematics and received a Master of Arts in Teaching Mathematics from the Graduate School of the University of Chicago.

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

William J. Shaw. Mr. Shaw is a member of the Board of Directors of our general partner. Mr. Shaw was elected to the Board of Directors of our general partner effective May 2, 2012. Mr. Shaw was the Vice Chairman of Marriott International, Inc. until his retirement in March 2011. Prior to becoming Vice Chairman of Marriott, Mr. Shaw served as President and Chief Operating Officer of Marriott from 1997 until 2009. Mr. Shaw joined Marriott in 1974 and held various positions, including Corporate Controller, Corporate Vice President, Senior Vice President-Finance, Treasurer, Chief Financial Officer, Executive Vice President, and President of Marriott Service Group. Prior to joining Marriott, Mr. Shaw worked at Arthur Andersen & Co. Mr. Shaw is Chairman of the Board of Directors of Marriott Vacations Worldwide Corporation and is a former member of the Board of Trustees of three funds in the American Family of mutual funds from 2009 to 2015, and is a former director of Marriott International, Inc. from March 1997 through February 2011. Mr. Shaw also serves on the Board of Trustees of the University of Notre Dame and the Board of Trustees of Suburban Hospital in Bethesda, Maryland. Mr. Shaw graduated from the University of Notre Dame and received an M.B.A. degree from Washington University in St. Louis.

Anthony Welters. Mr. Welters is a member of the Board of Directors of our general partner. Mr. Welters was elected to the Board of Directors of our general partner effective October 27, 2015. Mr. Welters is Executive Chairman of the Black Ivy Group, LLC. He recently retired as Senior Adviser to the Office of the CEO of UnitedHealth Group having served in such position since April 2014. Prior to this appointment, he was Executive Vice President and a Member of the Office of the CEO of UnitedHealth Group from November 2006 until April 2014. Mr. Welters previously led UHG's Public and Senior Markets Group. Mr. Welters joined UHG in June 2002 upon its acquisition of AmeriChoice, a health care company he founded in 1989. Mr. Welters is a member of the boards of Loews Corporation, West Pharmaceutical Services, Inc., where he serves on the Nominating and Governance Committee and C.R. Bard, Inc. where he is a member of the Compensation, Regulatory and Governance committees. Mr. Welters also served on the Board of Directors of Quest Communication from 2006-2011. He is Trustee Emeritus of the Morehouse School of Medicine Board of Trustees, Chairman of the Board of New York University School of Law, as well as Vice Chairman of the Board of New York University, a Trustee of NYU Langone Medical Center, a trustee of the John F. Kennedy Center for the Performing Arts, where he is Chairman of the Finance Committee, as well as on the Board of the Horatio Alger Association. Mr. Welters is a founding member of the National Museum of African American History and Culture. Mr. Welters is a graduate of Manhattanville College and received his JD from New York University School of Law.

Curtis L. Buser.  Mr. Buser is Chief Financial Officer of Carlyle and has served in such capacity since December 2014.  Mr. Buser also serves on Carlyle’s Executive Group. From May 2014 until December 2014, Mr. Buser served as Carlyle’s Interim Chief Financial Officer. Mr. Buser joined Carlyle in 2004 as a managing director and served as the firm’s Chief Accounting Officer until May 2014. Prior to joining Carlyle, Mr. Buser was an audit partner with Ernst & Young, LLP.  He began his career with Arthur Andersen in 1985 and was admitted to the partnership in 1997. Mr. Buser graduated from Georgetown University.
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

Glenn A. Youngkin. Mr. Youngkin is President and Chief Operating Officer of Carlyle and has served in such capacity since June 2014. Mr. Youngkin also serves on Carlyle’s Executive Group. From March 2011 until June 2014, Mr. Youngkin served as Chief Operating Officer. From October 2010 until March 2011, Mr. Youngkin served as Carlyle’s interim principal financial officer. From 2005 to 2008, Mr. Youngkin was the Global Head of the Industrial Sector investment team. From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom and from 1995 to 2000, he was a member of the U.S. buyout team. Prior to joining Carlyle in 1995, Mr. Youngkin was a management consultant with McKinsey & Company and he also previously worked in the investment banking group at CS First Boston. Mr. Youngkin previously served on the Board of Directors of Kinder Morgan, Inc. as well as several other Carlyle portfolio companies. Mr. Youngkin also serves on the Board of Trustees of the National Cathedral School and the Board of Directors of the Rice Management Company. Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies from Rice University and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.
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

•
Mr. Welters — We considered his business acumen and entrepreneurial experience, extensive operating expertise as well as his familiarity with board responsibilities, oversight and control resulting from his significant experience serving on the boards of directors of various public companies.

Director Independence
Because we are a publicly traded limited partnership, the NASDAQ rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board has five directors who satisfy the independence and financial literacy requirements of the NASDAQ and the Securities and Exchange Commission (the “SEC”). These directors are Ms. Fitt, Ms. Hill, Dr. Robertson, Mr. Shaw and Mr. Welters. Based on all the relevant facts and circumstances, the board of directors determined that the independent directors have no relationship with us or our general partner that would impair their independence as it is defined in the NASDAQ rules and The Carlyle Group L.P. Governance Policy. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:
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
Conflicts committee. The conflicts committee consists of Ms. Fitt and Ms. Hill and Messrs. Robertson, Shaw and Welters and is responsible for reviewing specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Person Transactions and Director Independence — Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and NASDAQ Global Select Market rules relating to corporate governance matters.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2015, such persons complied with all such filing requirements.

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
Our compensation policy has several primary objectives: (1) establish a clear relationship between performance and compensation, (2) align short-term and long-term incentives with our fund investors and common unitholders, and (3) provide competitive incentive opportunities, with an appropriate balance between short-term and long-term incentives that induce our named executive officers to work to achieve the firm's goals and design and execute its strategic plan.
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

Our chairman, Daniel A. D’Aniello, together with our co-chief executive officers, William E. Conway, Jr. and David M. Rubenstein, are our founders and co-principal executive officers. We refer to our founders, together with Glenn A. Youngkin, our President and Chief Operating Officer, Curtis L. Buser, our Chief Financial Officer and Principal Financial Officer, Jeffrey W. Ferguson, our General Counsel and Michael J. Cavanagh, our former Co-President and Co-Chief Operating Officer, as our “named executive officers.” Mr. Cavanagh resigned in May 2015. Other than the prior employment agreement we had with Mr. Cavanagh, we do not have employment agreements with any of our named executive officers. Our founders have entered into non-competition and non-solicitation agreements with us that are described below under “— Summary Compensation Table — Founders’ Non-Competition and Non-Solicitation Agreements.”
Compensation Elements

The primary elements of our compensation program for our named executive officers are base salary, annual cash bonuses and long-term incentives, including the ownership of Carlyle Holdings partnership units, deferred restricted common units ("DRUs") and, for certain of our named executive officers, carried interest, equity pool or key executive incentive plan ("KEIP") interests. We believe that the elements of compensation for our named executive officers serve the primary objectives of our compensation program. However, we periodically review the compensation of our key employees, including our named executive officers, and, from time to time, we may implement new plans or programs or otherwise make changes to the compensation structure relating to current or future key employees, including our named executive officers. Compensation decisions and decisions regarding the allocation of carried interest and KEIP interests to our named executive officers, senior Carlyle professionals and other employees are made by our founders and other senior Carlyle professionals and not by our independent directors.
Base Salary. For 2015, each of our named executive officers was paid an annual salary of $275,000. We believe that the base salary of our named executive officers typically should not be the most significant component of total compensation. Our founders determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers.
Annual Discretionary Bonuses. For 2015, our named executive officers were awarded bonuses, with the exception of our founders and Mr. Cavanagh who resigned in May 2015. We paid 90% of each named executive officer's bonus in cash in December 2015 and paid the balance by granting an amount of DRUs that was equal to the remaining 10% of the total bonus amount in February 2016. The amounts of the bonuses were $2,250,000 for Mr. Youngkin, $1,500,000 for Mr. Buser and $1,400,000 for Mr. Ferguson. The DRUs granted as part of the discretionary bonus for services provided in 2015 for the remaining 10% of the total bonus amount vest on August 1, 2017, 18 months after the grant date of February 1, 2016. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2016.

The discretionary bonuses for each of our named executive officers were recommended by Mr. D’Aniello and were approved by all three of our founders. The specific factors considered in determining the discretionary bonuses for Messrs. Youngkin, Buser and Ferguson are discussed below. Our founders determined that they would not accept an annual bonus for 2015 in order to further align their interests with our unitholders.

The subjective factors that contributed to the determination of the bonus amounts included an assessment of the performance of Carlyle and the investments of the funds that we advise, the individual performance and contributions of the named executive officer to our business during 2015, the named executive officer’s potential to enhance investment returns and contribute to the long-term value of our common units, the named executive officer's tenure at his level. An overview of select Carlyle 2015 accomplishments that were considered in determining the annual cash bonuses include:

•	Strategically expanding the firm's product offerings for our fund investors;

•	Raising approximately $23 billion in new gross capital commitments;

•	Achieving strong performance at the firm and fund level; and

•	Managing Carlyle's public unit float, including through the strategic offering of common units in a public offering, which also provided liquidity for certain senior Carlyle professionals.

Each of our named executive officers provided critical and significant contributions to Carlyle’s achievements in 2015. In assessing Mr. Youngkin’s performance and individual contribution, we considered his overall leadership role, including in evaluating new products and business strategies and his operational oversight of our business on a global basis. In assessing Mr. Buser’s performance, we considered his oversight of our accounting, finance, treasury and global technology and solutions functions and his leadership on strategic incentives undertaken by the firm. In assessing Mr. Ferguson’s performance, we considered his oversight of our global legal and compliance team, his role in managing our litigation and his efforts to address legal and regulatory considerations applicable to our investment advisory business and to our firm as a public company.
Carried Interest and Incentive Fees. The general partners of our carry funds typically receive a special residual allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. Similarly, the collateral managers of our structured credit funds and the investment advisors of our hedge funds are entitled to receive incentive fees from our credit and hedge funds if investors in such funds achieve a specified threshold return. While the Carlyle Holdings partnerships own controlling equity interests in these collateral managers, fund general partners and investment advisors, our senior Carlyle professionals and other personnel who work in these operations directly own a portion of the carried interest in these entities or are allocated a portion of the incentive fees, in order to better align their interests with our own and with those of the investors in these funds. We generally seek to concentrate the direct ownership of carried interest in respect of each carry fund and the incentive fees in our structured credit and hedge funds among those of our professionals who directly work with that fund so as to align their interests with those of our fund investors and of our firm. Our founders and Mr. Buser do not currently receive allocations of direct carried interest ownership or incentive fees at the fund level. Mr. Youngkin and Mr. Ferguson previously received allocations of direct carried interest ownership at the fund level in respect of certain corporate private equity funds, but neither continues to receive such allocations for subsequent funds.

Carried interest, if any, in respect of any particular investment, is only paid in cash when the underlying investment is realized. To the extent any “giveback” obligation is triggered, carried interest previously distributed by the fund would need to be returned to such fund. Our professionals who receive direct allocations of carried interest at the fund level are personally subject to the “giveback” obligation, pursuant to which they may be required to repay carried interest previously distributed to them, thereby reducing the amount of cash received by such recipients for any such year. There is no "giveback" obligation with respect to incentive fees. Because the amount of carried interest and incentive fees payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the professionals who are allocated direct carried interest, which also indirectly benefits our unitholders.

The percentage of carried interest owned at the fund level by individual professionals varies by year, by investment fund and, with respect to each carry fund, by investment. Ownership of carried interest by senior Carlyle professionals and other personnel at the fund level getting carry is also subject to a range of vesting schedules. Vesting is tied to continued employment over specified periods of time, which fosters employment retention and enhances the alignment of interests between our professionals who receive carried interest allocations, the firm and our fund investors.

Equity Pool. The equity pool program allows employees to share in the future potential value of our investment activities by giving participants equity pool units that represent an economic stake in the investments made in that calendar year. In a given year, the equity pool receives a portion of any carried interest proceeds Carlyle earns from all investments made during the respective calendar year. On a semi-annual basis, participants receive cash distributions equivalent to the equity pool unit value times their number of equity pool units. Other than Mr. Youngkin, Mr. Buser and Mr. Ferguson, none of our other named executive officers have received equity pool units. The last equity pool was formed in 2011, prior to our initial public offering (“IPO”).

Key Executive Incentive Program. In March 2014, we adopted a new methodology for determining potential future grants to certain key executives of DRUs and/or common units of the Partnership under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Incentive Plan”). Commencing in 2014, Mr. Cavanagh and Mr. Youngkin participated in the KEIP. Mr. Cavanagh's right to participate in the KEIP terminated upon his departure following his resignation as Co-President and Co-Chief Operating Officer in May 2015. Additional key executives may be eligible to participate in the KEIP at our discretion. The KEIP is intended to be an incentive to participants to align their economic interests with those of our fund investors and our common unitholders, as well as with Carlyle’s overall performance. Under the terms of the KEIP, for each calendar year commencing with 2014, we will calculate the number of DRUs to be issued to the participating executives based on the carried interest generated by the investment pool composed of the portfolio investments acquired during the calendar year by any of our carry funds. On a semi-annual basis, based on the amount of carried interest distributed during that period (less any funds escrowed to secure clawback obligations during that period) in the investment pool and the participating executive’s participation percentage, we will calculate a number of DRUs to be granted to such executive for that period by reference to that executive’s interest in the investment pool for that period divided by the fair market value of our common units on the relevant grant date. The grant of such DRUs is anticipated to be made on November 1 of each year for carry distributed during the first and second quarters of the calendar year and on May 1 of the following year for carry distributed during the third and fourth quarters of the calendar year, subject in each case to a minimum grant threshold value of $100,000 for each six-month period. Each deferred restricted common unit grant will vest six months from the grant date.

On May 1, 2015, we granted to Mr. Cavanagh 17,131 DRUs with a value of $528,320 in respect of carried interest generated from the KEIP program's inception through December 31, 2014. Such DRUs were scheduled to vest on November 1, 2015. Mr. Cavanagh forfeited these 17,131 DRUs upon his departure following his resignation as Co-President and Co-Chief Operating Officer in May 2015. Mr. Youngkin’s participation percentage for the 2015 and 2016 KEIP investment pools is 0.5%. Mr. Youngkin’s 2015 and 2016 participation percentages were determined in our discretion.

Other Equity Grants. At the time of the initial public offering, our pre-IPO owners contributed to the Carlyle Holdings partnerships equity interests in our business in exchange for partnership units of Carlyle Holdings. All of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested upon receipt. Some of the Carlyle Holdings partnership units received by employees other than our founders in exchange for their contribution of interests in the Parent Entities and other interests are subject to vesting, as are certain additional Carlyle Holdings partnership units we have issued subsequent to our IPO in connection with certain acquisitions. Accordingly, we recognize expense for financial statement reporting purposes in respect of the unvested Carlyle Holdings partnership units and DRUs received by our personnel, including the named executive officers.

As part of the annual bonuses for our named executive officers (other than the founders, who did not receive bonuses) for services provided in 2015, we decided to pay a portion of such bonuses in DRUs that were granted in February 2016. These grants of DRUs represent 10% of the total bonus amount awarded to each person and will vest on August 1, 2017, 18 months after the grant date of February 1, 2016. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2016. Because the value of these DRUs is directly tied to the performance of the Partnership, we believe this fosters a strong alignment of interests among our named executive officers and our unitholders.

As part of our year-end compensation program, on February 1, 2016 we awarded deferred restricted common units to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. The size of each grant was determined by all three of our founders. These grants are subject to a series of different vesting schedules. Our founders do not receive DRU awards. For 2015, we did not make these types of DRU grants to our named executive officers, except to Mr. Buser who received a grant of 80,043 DRUs on February 1, 2016, which was equivalent to $1,070,975 based on the fair market value of our common units on the grant date. Mr. Buser received this grant due to his strong performance during 2015 in his first full year as our Chief Financial Officer and his leadership on various strategic initiatives, including those aimed at enhancing communications with and information provided to our fund investors and supporting the long-term value of our business for our unitholders. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2016. Mr. Cavanagh received a grant of 76,046 DRUs on February 1, 2015 as part of his new hire award. Mr. Cavanagh forfeited these 76,046 DRUs upon his departure following his resignation as Co-President and Co-Chief Operating Officer in May 2015.

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

William E. Conway, Jr. Daniel A. D’Aniello David M. Rubenstein
Compensation Committee Interlocks and Insider Participation
As described above, we do not have a compensation committee. Our founders make all final determinations regarding executive officer compensation. For a description of certain transactions between us and Messrs. Conway, D’Aniello and Rubenstein, see “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Summary Compensation Table

The following table presents summary information concerning compensation of our named executive officers during the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013. For our named executive officers who own direct carried interest allocations or allocations of incentive fees at the fund level or who participate in the equity pool program, we have reported in the "All Other Compensation" column amounts that reflect the actual cash distributions received by our named executive officers in respect of such allocations during the relevant year.

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)(1)	Stock Awards ($)(2)		All Other Compensation ($)		Total ($)(3)
William E. Conway, Jr.	2015	275,000		—	—		6,625	(4)	281,625
Founder and Co-Chief Executive Officer	2014	275,000		—	—		6,500	(4)	281,500
(co-principal executive officer)	2013	275,000		—	—		6,375	(4)	281,375
Daniel A. D' Aniello	2015	275,000		—			6,625	(4)	281,625
Founder and Chairman	2014	275,000		—	—		6,500	(4)	281,500
(co-principal executive officer)	2013	275,000		—	—		6,375	(4)	281,375
David M. Rubenstein	2015	275,000		—	—		6,625	(4)	281,625
Founder and Co-Chief Executive Officer	2014	275,000		—	—		6,500	(4)	281,500
(co-principal executive officer)	2013	275,000		—	—		6,375	(4)	281,375
Curtis Buser	2015	275,000		1,350,000	992,522		247,476	(5)	2,864,998
Chief Financial Officer	2014	275,000		900,000	1,658,425		278,505	(5)	3,111,930
(principal financial officer)									—
Glenn A. Youngkin	2015	275,000		2,025,000	2,077,513		1,360,033	(6)	5,737,546
President and Chief Operating Officer	2014	275,000		2,700,000	2,666,619		14,636,834	(6)	20,278,453
	2013	275,000		2,112,000	—		8,173,232	(6)	10,560,232
Jeffrey W. Ferguson	2015	275,000		1,260,000	1,029,524		621,690	(7)	3,186,214
General Counsel	2014	275,000		1,260,000	944,395		1,860,733	(7)	4,340,128
Michael J. Cavanagh (8)	2015	100,481	(9)	—	2,228,328	(10)	2,512	(4)	2,331,321
Former Co-President and Co-Chief Operating Officer	2014	137,500	(9)	5,000,000	26,092,846	(11)	—		31,230,346

(1)
For 2015, the amount shown represents the cash portion of the year-end bonus paid in December 2015 and excludes the portion paid in DRUs in February 2016. As part of the discretionary bonuses for services provided in 2015, each of our named executive officers (other than our founders and Mr. Cavanagh) received 10% of his bonus in a grant of DRUs.

(2)
This amount represents the grant-date fair value of DRUs granted in 2015, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
As part of the discretionary bonuses for services provided in 2015, each of our named executive officers (other than our founders and Mr. Cavanagh) received 10% of his bonus in a grant of DRUs. Mr. Buser, Mr. Youngkin and Mr. Ferguson received DRUs equivalent to a value of $150,000, $225,000 and $140,000, respectively, all of which will vest on August 1, 2017, 18 months from the grant date of February 1, 2016. In addition, as part of our year-end compensation program we made an award to Mr. Buser of 80,043 DRUs on February 1, 2016 equivalent to a fair market value of $1,070,975 based on the closing price of the Company's common units on the grant date, of which 40% will vest on August 1, 2017, 30% will vest on August 1, 2018 and the remaining 30% will vest on August 1, 2019. These DRUs will be included in the Summary Compensation Table in our Form 10-K for the year-ended December 31, 2016. See "--Compensation Discussion and Analysis--Compensation Elements--Other Equity Grants" for more information regarding Mr. Buser's DRU grant.

(4)	This amount represents our 401(k) matching contributions.

(5)
This amount represents cash distributions received by Mr. Buser in respect of his equity pool interest and also includes $6,625 and $6,500 in 401(k) matching contributions for 2015 and 2014, respectively.

(6)
This amount represents actual cash distributions received by Mr. Youngkin in respect of direct carried interest allocations at the fund level and also includes $6,625, $6,500 and $6,375 in 401(k) matching contributions for 2015, 2014 and 2013, respectively.

(7)
This amount represents actual cash distributions received by Mr. Ferguson in respect of direct carried interest allocations at the fund level and also includes $6,625 and $6,500 in 401(k) matching contributions for 2015 and 2014, respectively.

(8)	Mr. Cavanagh served as our Co-President and Co-Chief Operating Officer until his resignation in May 2015.

(9)	Mr. Cavanagh joined the firm in June 2014 and resigned from the firm in May 2015. Therefore, his salary is pro-rated for his service period during 2014 and 2015.

(10)	These DRUs were unvested and were forfeited upon Mr. Cavanagh's departure following his resignation as Co-President and Co-Chief Operating Officer in May 2015.

(11)	Of these DRUs, 683,253 were unvested and were forfeited upon Mr. Cavanagh's departure following his resignation as Co-President and Co-Chief Operating Officer in May 2015.

To summarize Mr. Cavanagh’s cash and equity received and/or forfeited in 2015, Mr. Cavanagh received a base salary of $100,481 and a 401(k) match of $2,512 for 2015. He did not receive a bonus for 2015 as he resigned in May 2015. In 2014, Mr. Cavanagh received two awards of DRUs totaling of 994,392 DRUs that had a grant date fair value of $26,092,846 in the aggregate.  Of these 994,392 DRUs,  311,139 DRUs vested in February 2015 and the remaining 683,253 DRUs were forfeited upon Mr. Cavanagh’s departure following his resignation in May 2015. Based on the closing price of Carlyle common units on the Nasdaq on the date of forfeiture of $30.21, the fair market value of the forfeited DRUs was $20,641,073. In 2015, Mr. Cavanagh received two awards of DRUs totaling 93,177 DRUs that had a grant date fair value of $2,228,328. All 93,177 of these DRUs were forfeited upon Mr. Cavanagh’s departure following his resignation in May 2015.  Based on the closing price of Carlyle common units on the Nasdaq on the date of forfeiture of $30.21, the fair market value of these forfeited DRUs was $2,814,877.

Grants of Plan-Based Awards in 2015

The number of DRUs shown under the column heading “Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested DRUs that were granted to the relevant named executive officers in 2015. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with ASC Topic 718. For additional information regarding the determination of grant date fair value, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

		Stock Awards(1)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
William E. Conway, Jr.	—	—	$—
Daniel A. D’Aniello	—	—	$—
David M. Rubenstein	—	—	$—
Curtis L. Buser (2)	2/1/2015	41,826	$992,522
Glenn A. Youngkin (3)	2/1/2015	87,453	$2,077,513
Jeffrey W. Ferguson (4)	2/1/2015	43,357	$1,029,524
Michael Cavanagh (5)	2/1/2015	76,046	$1,700,008
	5/1/2015	17,131	$528,320

(1) The references to “stock,” “shares” or “units” in this table refer to DRUs.
(2) Of Mr. Buser's 41,826 DRUs, 19,013 vest on August 1, 2016; 11,407 vest on August 1, 2017; and 11,406 vest August 1, 2018.

(3)	Of Mr. Youngkin's 87,453 DRUs, 41,826 vest on August 1, 2016; 22,814 vest on August 1, 2017; and 22,813 vest on August 1, 2018.

(4)	Of Mr. Ferguson's 43,347 DRUs, 20,534 vest on August 1, 2016; 11,407 vest on August 1, 2017; and 11,406 vest on August 1, 2018.

(5)	Mr. Cavanagh forfeited these 93,177 DRUs upon his departure following his resignation from the firm in May 2015.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015
Terms of Deferred Restricted Common Units

In connection with our initial public offering, the firm adopted the Equity Incentive Plan, which is a source of new equity-based awards and permits us to grant to our senior Carlyle professionals, employees, directors of our general partner and consultants non-qualified options, unit appreciation rights, common units, restricted common units, DRUs, phantom restricted common units and other awards based on our common units and Carlyle Holdings partnership units. Grants under the Equity Incentive Plan are usually subject to time-based vesting and forfeiture of unvested units if an employee ceases providing services to us or our affiliates.

Vesting. We paid 10% of the 2015 bonuses for our named executive officers (other than the founders and Mr. Cavanagh, who did not receive bonuses) in DRUs granted on February 1, 2016. These DRUs will vest on August 1, 2017, 18 months from the grant date.

As part of our year-end compensation program, on February 1, 2016 we awarded DRUs to various employees based on their performance, leadership, overall responsibilities and expected future contribution to the firm’s success. These grants are subject to a series of different vesting schedules.

Under the terms of the KEIP, on a semi-annual basis, we will calculate a number of DRUs to be granted for that period. The grant of such DRUs is anticipated to be made on November 1 of each year for the first and second quarters of the calendar year and on May 1 of the following year for the third and fourth quarters of the calendar year. Each deferred restricted common unit grant made pursuant to the KEIP will vest six months from the grant date.

Transfer Restrictions. Employee holders of our Carlyle Holdings partnership units, including our founders and our other senior Carlyle professionals, are prohibited from transferring or exchanging any such units without our consent until May 2, 2017, the fifth anniversary of the initial public offering. However, exchanges and sales may occur prior to such time in firm-approved transactions or as part of a firm-approved plan or program.

Outstanding Equity Awards at 2015 Fiscal-Year End

Our pre-IPO owners, including certain of our named executive officers, received Carlyle Holdings partnership units in the reorganization in exchange for the contribution of their equity interests in the former Parent Entities and a portion of the equity interests they owned in certain of our operating subsidiaries. Each holder of our Carlyle Holdings partnership units who is employed by us will generally be required to hold at least 25% of such units until one year following the termination of active service with us. A holder who is our employee generally will forfeit all unvested Carlyle Holdings partnership units once he or she is no longer providing services. Notwithstanding the foregoing, upon the death or permanent disability of a holder of all of his or her unvested Carlyle Holdings partnership units held at that time will vest immediately. In addition, all vested and unvested Carlyle Holdings partnership units held by a holder who is employed by us will be immediately forfeited in the event his or her service is terminated for cause, or if such person materially breaches the non-solicitation provisions of the partnership agreements of the Carlyle Holdings partnership agreements.

The following table provides information regarding outstanding unvested equity awards held by our named executive officers as of December 31, 2015. Some of the Carlyle Holdings partnership units received by certain of our named executive officers as a part of the reorganization we effected prior to our initial public offering are subject to vesting; however, all of the Carlyle Holdings partnership units received by our founders as part of the reorganization were fully vested at issuance. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Carlyle Holdings partnership units and unvested DRUs held by the named executive officer by the closing market price of $15.62 per Carlyle common unit on December 31, 2015, the last trading day of 2015.

	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Curtis Buser (2)	197,569	$3,086,028
Glenn A. Youngkin (3)	2,124,235	$33,180,551
Jeffrey W. Ferguson (4)	329,929	$5,153,491
Michael Cavanagh (5)	—	—

(1)	The references to “stock,” “shares” or “units” in this table refer to Carlyle Holdings partnership units and DRUs.

(2)
Mr. Buser's 197,569 units are composed of 97,764 unvested Carlyle Holdings partnership units, of which 32,588 will vest on May 2, 2016; 32,588 will vest on May 2, 2017; and 32,588 will vest on May 2, 2018 and 99,805 DRUs of which 6,269 vested on February 1, 2016; 23,322 will vest on August 1, 2016; 15,716 will vest on August 1, 2017; 11,406 will vest on August 1, 2018; and 43,092 will vest on August 1, 2019.

(3)
Mr. Youngkin’s 2,124,235 units are composed of 1,950,599 unvested Carlyle Holdings partnership units, of which 650,200 will vest on May 2, 2016; 650,200 will vest on May 2, 2017; and 650,199 will vest on May 2, 2018 and 173,636 DRUs of which 41,826 will vest on August 1, 2016; 65,906 will vest on August 1, 2017; 22,813 will vest on August 1, 2018; and 43,091 will vest on August 1, 2019.

(4)
Mr. Ferguson's 329,929 units are composed of 257,854 unvested Carlyle Holdings partnership units of which 85,952 will vest on May 2, 2016; 85,951 will vest on May 2, 2017; and 85,951 will vest on May 2, 2018; and 72,075 DRUs of which 20,534 will vest on August 1, 2016; 25,771 will vest on August 1, 2017; 11,406 will vest on August 1, 2018; and 14,364 will vest on August 1, 2019.

(5)	Mr. Cavanagh forfeited all his unvested DRUs upon his departure following his resignation in May 2015.

Option Exercises and Stock Vested in 2015
Our named executive officers had no option exercises during the year ended December 31, 2015. Some of our named executive officers had stock vest during the year ended December 31, 2015.

	Stock Awards(1)
	Number of Shares Acquired on Vesting	Value Realized on Vesting (6)
William E. Conway, Jr.	—	—
Daniel A. D’Aniello	—	—
David M. Rubenstein	—	—
Curtis L. Buser (2)	47,191	$1,391,660
Glenn A. Youngkin (3)	658,474	$20,272,339
Jeffrey W. Ferguson (4)	90,434	$2,770,026
Michael J. Cavanagh (5)	311,139	$8,182,956

(1)	The references to “stock”, “shares” or “units” in this table refer to Carlyle Holdings partnership units and Carlyle common units.

(2)
The value for Mr. Buser is based on the value of 32,589 Carlyle Holdings partnership units that vested on May 2, 2015 and 14,602 common units received upon the vesting of DRUs on February 1, 2015 and August 1, 2015.

(3)	The value for Mr. Youngkin is based on the value of 650,200 Carlyle Holdings partnership units that vested on May 2, 2015 and 8,274 common units received upon the vesting of DRUs on August 1, 2015.

(4)	The value for Mr. Ferguson is based on the value of 85,952 Carlyle Holdings partnership units that vested on May 2, 2015 and 4,482 common units received upon the vesting of DRUs on August 1, 2015.

(5)	The value for Mr. Cavanagh is based on the value of the 311,139 common units received upon the vesting of DRUs on February 1, 2015.

(6)
For both Carlyle Holdings partnership units and Carlyle common units, the value realized on vesting was calculated by multiplying the number of vesting Carlyle Holdings partnership units and Carlyle common units held by the named executive officer by the closing market price per Carlyle common unit on the applicable vesting date.

Pension Benefits for 2015
We do not provide pension benefits to our named executive officers.
Nonqualified Deferred Compensation for 2015
We do not provide defined contribution plans for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements and Potential Payments upon Termination or Change in Control

Other than the prior employment agreement we had with Mr. Cavanagh, we do not have employment agreements with any of our named executive officers. The material provisions of Mr. Cavanagh's employment agreement terminated upon his departure from our firm following his resignation in May 2015. None of our named executive officers are entitled to any additional payments or benefits upon termination of employment, upon a change in control of our company or upon retirement, death or disability.

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

Confidentiality. During the Restricted Period, each founder is required to protect and only use “proprietary information” that relates to our business in accordance with strict restrictions placed by us on its use and disclosure. Each founder agreed that during the Restricted Period he will not disclose any of the proprietary information, except (1) as required by his duties on behalf of Carlyle or with our consent or (2) as required by virtue of subpoena, court or governmental agency order or as otherwise required by law or (3) to a court, mediator or arbitrator in connection with any dispute between such founder and us.

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

Director Compensation in 2015

No additional remuneration is paid to our employees or advisors for service as a director or on committees of the board of directors of our general partner. Certain of the directors of our general partner are employees or advisors to Carlyle and have received compensation or other payments in respect of their services in such capacities. In 2015, each director who is not an employee of or advisor to Carlyle (other than Mr. Welters who was appointed as a director in October 2015) received an annual cash retainer of $225,000, $125,000 of which was paid in cash and $100,000 of which was paid in the form of a grant of DRUs on May 1, 2015 that vest on May 1, 2016, the first anniversary of the grant date. We paid an additional $25,000 annual cash retainer to Mr. Shaw, the Chairman of the Audit Committee for 2015. In connection with his appointment as a member of the board of directors of our general partner in October 2015, Mr. Welters received a pro-rated grant of DRUs equivalent to $50,017 on November 1, 2015 that vests on May 1, 2016 and received a pro-rated amount of the annual cash retainer totaling $22,727.

The following table provides the director compensation for Mr. Hance and Mr. Mathias and our non-employee directors for 2015:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jay Fishman (2)	$104,167	$100,014	$204,181
Lawton W. Fitt	$125,000	$100,014	$225,014
James H. Hance, Jr. (3)	$—	$—	$—
Janet Hill	$125,000	$100,014	$225,014
Edward J. Mathias (3)	$—	$—	$—
Dr. Thomas S. Robertson	$125,000	$100,014	$225,014
William J. Shaw	$150,000	$100,014	$250,014
Anthony Welters (4)	$22,727	$50,017	$72,744

(1)
The reference to “stock” in this table refers to DRUs. Amounts represent the grant date fair value of stock awards granted in the year, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the computation of grant date fair value, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
This represents the amount of cash earned or paid in 2015 and the DRU grant made to Mr. Fishman on May 2, 2015. Mr. Fishman resigned as a member of the board of directors of our general partner in October 2015.

(3)
As Mr. Hance is an Operating Executive and Mr. Mathias is an employee, no additional remuneration is paid to them as directors of our general partner. Mr. Hance and Mr. Mathias’ compensation is discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(4)	Mr. Welters was appointed as a member of the board of directors of our general partner in October 2015.

The following table provides information regarding outstanding unvested equity awards held by our non-employee directors as of December 31, 2015:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Jay Fishman (3)	3,243	$50,656
Lawton W. Fitt	3,243	$50,656
Janet Hill	3,243	$50,656
Dr. Thomas S. Robertson	3,243	$50,656
William J. Shaw	3,243	$50,656
Anthony Welters	2,669	$41,690

(1)	The references to “stock” or “shares” in this table refer to our DRUs.

(2)
The dollar amounts shown under this column were calculated by multiplying the number of unvested DRUs held by the director by the closing market price of $15.62 per Carlyle common unit on December 31, 2015, the last trading day of 2015.

(3)	Mr. Fishman resigned as a member of the board of directors of our general partner in October 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of The Carlyle Group L.P. common units and Carlyle Holdings partnership units as of February 19, 2016 by each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of The Carlyle Group L.P., each of the directors and named executive officers of our general partner and all directors and executive officers of our general partner as a group. We are managed by our general partner, Carlyle Management L.L.C., and the limited partners of The Carlyle Group L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe the common units are “voting securities” as such term is defined in Rule 12b-2 under the Exchange Act.

	Common Units Beneficially Owned		Carlyle Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner (2)	Number	% of Class	Number	% of Class
William E. Conway, Jr.	—	—	44,499,644	18.3%
Daniel A. D’Aniello (3)	—	—	44,499,644	18.3%
David M. Rubenstein	—	—	46,999,644	19.3%
Lawton W. Fitt	16,003	*	—	—
James H. Hance, Jr.	3,068	*	251,380	*
Janet Hill	16,003	*	—	—
Edward J. Mathias	2,595	*	569,461	*
Thomas S. Robertson	16,003	*	—	—
William J. Shaw	16,003	*	—	—
Anthony Welters	25,000	*	—	—
Michael J. Cavanagh (4)	—	—	—	—
Glenn A. Youngkin (3)	258,274	*	5,671,088	2.3%
Curtis L. Buser	13,530	*	260,708	*
Jeffrey W. Ferguson	2,273	*	627,816	*
All executive officers and directors as a group (14 persons)	368,752	*	143,379,385	58.2%

*	Less than 1%

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

(4)	Mr. Cavanagh served as our Co-President and Co-Chief Operating Officer until his resignation in May 2015.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under The Carlyle Group L.P. 2012 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	Reflects the outstanding number of our deferred restricted common units granted under the Equity Plan as of December 31, 2015.

(2)
The aggregate number of our common units and Carlyle Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 10% of the aggregate number of our common units and Carlyle Holdings partnership units outstanding on the last day of the immediately preceding fiscal year (excluding Carlyle Holdings partnership units held by The Carlyle Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Carlyle Holdings partnership units which were available for the issuance of future awards under the Equity Plan as of such last day (unless the administrator of the Equity Plan should decide to increase the number of our common units and Carlyle Holdings partnership units available for future grants under the plan by a lesser amount). As of January 1, 2016, pursuant to this formula, 32,402,830 units were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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
Registration Rights Agreements
We have entered into a registration rights agreement with the limited partners of the Carlyle Holdings partnerships who are our personnel, including our inside directors and executive officers, pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Carlyle Holdings partnership units or common units (and other securities convertible into or exchangeable or exercisable for our common units) otherwise held by them. Under the registration rights agreement, we agreed to register the exchange of Carlyle Holdings partnership units for common units by the limited partners of the Carlyle Holdings partnerships, including certain of our directors and officers. In addition, TCG Carlyle Global Partners L.L.C., an entity wholly-owned by our senior Carlyle professionals, has the right to request that we register the sale of common units held by such persons an unlimited number of times and may require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, TCG Carlyle Global Partners L.L.C. has the ability to exercise certain piggyback registration rights in respect of common units held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us.
In addition, in accordance with the terms of the subscription agreement which governs its investment in our business, we entered into a registration rights agreements with Mubadala.
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
Firm Use of Our Founders’ Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned by entities controlled by Messrs. Conway, D’Aniello and Rubenstein. Messrs. Conway, D’Aniello and Rubenstein paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Conway, D’Aniello and Rubenstein and other of our personnel is made at market rates, which during 2015 totaled $15,480 for Mr. Conway, $168,300 for Mr. D’Aniello, and $449,570 for Mr. Rubenstein. We also made payments for services and supplies relating to business use flight operations to managers of the airplanes of Messrs. D’Aniello, Conway and Rubenstein, which during 2015 aggregated $538,852 in the case of Mr. Conway’s airplane, $918,856 in the case of Mr. D’Aniello’s airplane and $3,100,467 in the case of Mr. Rubenstein’s airplane. Certain of these services were performed by one of our portfolio companies, Landmark Aviation. Consistent with the terms of our agreement with Landmark Aviation, in 2015 we received payments from Landmark Aviation to adjust the estimated annualized costs of operating these aircraft to the actual costs incurred. These payments amounted to $225,578 for Mr. Conway's aircraft related to 2014 flight operations, $246,184 for Mr. D’Aniello’s aircraft related to 2013 and 2014 flight operations and $155,707 for Mr. Rubenstein’s aircraft related to 2013 and 2014 flight operations.

Investments In and Alongside Carlyle Funds

Our directors and executive officers are permitted to co-invest their own capital in and alongside our carry funds. The opportunity to invest in and alongside our carry funds is also available to all of our senior Carlyle professionals and to those of our employees whom we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. We encourage our eligible professionals to invest in and alongside our carry funds because we believe that such investing further aligns the interests of our professionals with those of our fund investors and our firm. Our directors and officers may also purchase outstanding interests in our investment funds, whereupon the interests may no longer be subject to management fees or carried interest in some cases.

Co-investments are investments in investment vehicles or other assets on the same terms and conditions as those available to the applicable fund, except that these co-investments are not subject to management fees, incentive fees or carried interest. These co-investments are funded with our professionals’ own “after tax” cash and not with deferral of management or incentive fees. Co-investors are responsible for their pro-rata share of partnership and other general and administrative fees and expenses. In addition, our directors and executive officers are permitted to invest their own capital directly in investment funds we advise, in most instances not subject to management fees, incentive fees or carried interest. We intend to continue our co-investment program and we expect that our eligible professionals, including our senior Carlyle professionals and our executive officers and directors collectively will continue to invest significant amounts of their own capital in and alongside the funds that we advise or manage.

Certain members of the board of directors of our general partner are employees of Carlyle (Messrs. Conway, D’Aniello, Rubenstein and Mathias) and one member of the board of directors of our general partner is an operating executive of Carlyle (Mr. Hance) and each also own investments in and alongside our investment funds. The amount invested in and alongside our investment funds during 2015 by certain of our directors and by our executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $177,568,813 for Mr. Conway, $141,738,090 for Mr. D’Aniello, $127,671,411 for Mr. Rubenstein, $954,491 for Mr. Hance, $218,448 for Mr. Mathias, $341,602 for Mr. Shaw, $20,546,921 for Mr. Youngkin, $403,156 for Mr. Buser, $718,761 for Mr. Cavanagh, and $681,200 for Mr. Ferguson. None of Ms. Fitt, Ms. Hill, Mr. Robertson or Mr. Welters made any coinvestments in 2015.
Certain of our directors and our executive officers (and their family members and investment vehicles) also made additional commitments to our investment funds during 2015. In the aggregate, our directors and executive officers (and their family members and investment vehicles) made commitments to new carry funds and additional commitments to our open-end funds during 2015 of approximately $405,504,165, and the total unfunded commitments of our directors and executive officers (and their family members and investment vehicles) to our investment funds as of December 31, 2015 was $278,164,778 for Mr. Conway, $252,065,319 for Mr. D’Aniello, $278,937,634 for Mr. Rubenstein $2,667,392 for Mr. Hance, $161,851for Mr. Mathias, $1,639,093 for Mr. Buser, $709,220 for Mr. Cavanagh, $1,985,682 for Mr. Ferguson, and $48,017,098 for Mr. Youngkin. None of Ms. Fitt, Ms. Hill, Mr. Robertson, Mr. Shaw or Mr. Welters has any unfunded commitments to our investment funds as of December 31, 2015.
Other Transactions

Mr. Hance, a member of the board of directors of our general partner, is an Operating Executive of Carlyle and received, for the year ended December 31, 2015, an operating executive fee in respect of his service in such capacity of $250,000 and, on May 1, 2015, a grant of 3,243 deferred restricted common units. Mr. Hance was also previously allocated direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2015, Mr. Hance received distributions of $27,059 in respect of such carried interest.

Mr. Mathias, a member of the board of directors of our general partner, is a Managing Director of Carlyle and received, for the year ended December 31, 2015, total cash compensation in respect of his service in such capacity of $1,067,373. Mr. Mathias received a salary of $250,000. Of Mr. Mathias’ $600,000 discretionary bonus, $540,000 was paid in cash and the balance was mandatorily granted in deferred restricted common units in February 2016. These deferred restricted common units will vest on August 1, 2017. Mr. Mathias was also previously allocated interests in the firm’s equity pool, as well as direct carried interest ownership at the fund level in respect of certain corporate private equity funds. For the year ended December 31, 2015, Mr. Mathias received distributions of $217,373 in respect of such equity pool and carried interest.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2015 and 2014 (dollars in millions):

	Year Ended December 31, 2015
	Carlyle		Carlyle Funds		Total
Audit Fees	$6.3	(a)	$13.1	(d)	$19.4
Audit-Related Fees	$0.1	(b)	$22.0	(e)	$22.1
Tax Fees	$0.8	(c)	$0.4	(d)	$1.2
All Other Fees	$—		$—		$—
Total	$7.2		$35.5		$42.7
	Year Ended December 31, 2014
	Carlyle		Carlyle Funds		Total
Audit Fees	$5.8	(a)	$12.8	(d)	$18.6
Audit-Related Fees	$0.1	(b)	$9.9	(e)	$10.0
Tax Fees	$0.5	(c)	$0.4	(d)	$0.9
All Other Fees	$—		$—		$—
Total	$6.4		$23.1		$29.5

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

(c)
Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $0.3 million and $46 thousand for the years ended December 31, 2015 and 2014, respectively.

(d)
Ernst & Young also provided audit and tax services to certain investment funds managed by Carlyle in its capacity as the general partner or investment advisor. The tax services provided consist primarily of tax compliance and tax advisory services. We also use other accounting firms to provide these services. Fees for tax compliance services were approximately $17 thousand and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

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

10.13	Reserved.

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

10.24.2
Amendment No. 2, dated as of May 5, 2015, to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents (incorporated by reference to Exhibit 10.24.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35538) filed with the SEC on May 7, 2015).

10.25
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-176685) filed with the SEC on March 15, 2012).

10.26+*	Form of Global Deferred Restricted Common Unit Agreement.

10.27+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

10.28	Reserved.

10.29	Reserved.

10.30+	Key Executive Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-35538) filed with the SEC on February 26, 2015).

Exhibit No.	Description

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chairman pursuant to Rule 13a – 14(a).

31.3*	Certification of the Co-Chief Executive Officer pursuant to Rule 13a – 14(a).

31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: February 24, 2016

The Carlyle Group L.P.
By: Carlyle Group Management L.L.C., its general partner

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2016.

Signature	Title
/s/ William E. Conway, Jr. William E. Conway, Jr.	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Chairman and Director (co-principal executive officer)

/s/ David M. Rubenstein David M. Rubenstein	Co-Chief Executive Officer and Director (co-principal executive officer)

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Janet Hill Janet Hill	Director

/s/ Edward J. Mathias Edward J. Mathias	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ Pamela L. Bentley Pamela L. Bentley	Chief Accounting Officer (principal accounting officer)