Form 10-Q
period 2016-03-31
Carlyle Group L.P.
filed 2016-05-04
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of April 29, 2016 was 80,908,905.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$911.2	$991.5
Cash and cash equivalents held at Consolidated Funds	140.3	1,612.7
Restricted cash	13.0	18.9
Restricted cash and securities of Consolidated Funds	—	18.4
Accrued performance fees	3,061.1	2,988.6
Investments	1,011.3	885.9
Investments of Consolidated Funds	2,681.8	23,998.8
Due from affiliates and other receivables, net	198.0	195.3
Due from affiliates and other receivables of Consolidated Funds, net	41.5	765.3
Receivables and inventory of a consolidated real estate VIE	164.9	143.6
Fixed assets, net	107.7	110.9
Deposits and other	49.7	49.0
Other assets of a consolidated real estate VIE	40.7	47.6
Intangible assets, net	127.1	135.7
Deferred tax assets	227.6	219.4
Total assets	$8,775.9	$32,181.6
Liabilities and partners’ capital
Debt obligations	$1,256.6	$1,135.7
Loans payable of Consolidated Funds	2,477.9	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $122.5 million and $125.6 million as of March 31, 2016 and December 31, 2015, respectively)	73.5	75.4
Accounts payable, accrued expenses and other liabilities	272.2	463.8
Accrued compensation and benefits	1,830.7	1,953.2
Due to affiliates	221.1	245.9
Deferred revenue	218.5	40.9
Deferred tax liabilities	110.7	103.5
Other liabilities of Consolidated Funds	231.8	1,838.6
Other liabilities of a consolidated real estate VIE	84.1	84.4
Accrued giveback obligations	266.5	252.0
Total liabilities	7,043.6	23,258.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	6.2	2,845.9
Partners’ capital (common units 81,040,289 and 80,408,702 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	488.3	485.9
Accumulated other comprehensive loss	(85.7)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	120.8
Non-controlling interests in consolidated entities	262.0	4,493.8
Non-controlling interests in Carlyle Holdings	1,061.5	1,067.2
Total partners’ capital	1,726.1	6,077.6
Total liabilities and partners’ capital	$8,775.9	$32,181.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
Revenues
Fund management fees	$289.5	$269.5
Performance fees
Realized	131.8	326.8
Unrealized	13.4	246.2
Total performance fees	145.2	573.0
Investment income (loss)
Realized	12.6	8.9
Unrealized	(22.2)	(2.1)
Total investment income (loss)	(9.6)	6.8
Interest and other income	4.7	6.0
Interest and other income of Consolidated Funds	28.9	226.3
Revenue of a consolidated real estate VIE	24.4	55.2
Total revenues	483.1	1,136.8
Expenses
Compensation and benefits
Base compensation	166.3	180.1
Equity-based compensation	75.4	89.9
Performance fee related
Realized	61.6	143.0
Unrealized	7.9	173.7
Total compensation and benefits	311.2	586.7
General, administrative and other expenses	82.3	116.8
Interest	15.3	14.6
Interest and other expenses of Consolidated Funds	23.4	237.8
Interest and other expenses of a consolidated real estate VIE	23.4	70.0
Other non-operating expenses	3.8	1.1
Total expenses	459.4	1,027.0
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(8.4)	505.5
Income before provision for income taxes	15.3	615.3
Provision for income taxes	7.4	10.5
Net income	7.9	604.8
Net income (loss) attributable to non-controlling interests in consolidated entities	(2.3)	439.1
Net income attributable to Carlyle Holdings	10.2	165.7
Net income attributable to non-controlling interests in Carlyle Holdings	1.8	126.2
Net income attributable to The Carlyle Group L.P.	$8.4	$39.5
Net income attributable to The Carlyle Group L.P. per common unit (see Note 14)
Basic	$0.10	$0.58
Diluted	$0.01	$0.54
Weighted-average common units
Basic	80,885,060	67,684,674
Diluted	299,949,767	72,347,771
Distributions declared per common unit	$0.29	$1.61
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$7.9	$604.8
Other comprehensive income (loss)
Foreign currency translation adjustments	19.0	(465.1)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	0.6	0.5
Defined benefit plans
Unrealized gain (loss) for the period	(0.2)	2.6
Less: reclassification adjustment for loss during the period, included in base compensation expense	—	0.1
Other comprehensive income (loss)	19.4	(461.9)
Comprehensive income	27.3	142.9
Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	—	57.6
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	4.9	(61.4)
Comprehensive income attributable to redeemable non-controlling interests in consolidated entities	(0.1)	(76.5)
Comprehensive income attributable to Carlyle Holdings	32.1	62.6
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(18.1)	(30.5)
Comprehensive income attributable to The Carlyle Group L.P.	$14.0	$32.1
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statement of Changes in Partners' Capital and Redeemable Non-controlling Interests in Consolidated Entities
(Unaudited)
(Dollars and units in millions)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Appropriated for Consolidated Funds	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Partners’ Capital	Redeemable Non-controlling Interests in Consolidated Entities
Balance at December 31, 2015	80.4	$485.9	$(90.1)	$120.8	$4,493.8	$1,067.2	$6,077.6	$2,845.9
Reallocation of ownership interests in Carlyle Holdings	0.2	2.0	(1.2)	—	—	(0.8)	—	—
Units repurchased	(0.3)	(4.6)	—	—	—	(1.5)	(6.1)	—
Equity-based compensation	—	20.9	—	—	—	63.6	84.5	—
Net delivery of vested common units	0.7	(0.7)	—	—	—	—	(0.7)	—
Contributions	—	—	—	—	4.3	—	4.3	—
Distributions	—	(23.6)	—	—	(22.4)	(85.1)	(131.1)	(1.5)
Net income (loss)	—	8.4	—	—	(2.4)	1.8	7.8	0.1
Deconsolidation of Consolidated Funds upon adoption of ASU 2015-02 and the impact of adoption of ASU 2014-13 (see Note 2)	—	—	—	(120.8)	(4,208.8)	—	(4,329.6)	(2,838.3)
Currency translation adjustments	—	—	5.5	—	(2.5)	16.0	19.0	—
Defined benefit plans, net	—	—	—	—	—	(0.2)	(0.2)	—
Change in fair value of cash flow hedge instruments	—	—	0.1	—	—	0.5	0.6	—
Balance at March 31, 2016	81.0	$488.3	$(85.7)	$—	$262.0	$1,061.5	$1,726.1	$6.2

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$7.9	$604.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17.8	39.9
Equity-based compensation	75.4	89.9
Excess tax benefits related to equity-based compensation	0.7	(0.5)
Non-cash performance fees	(7.4)	(275.7)
Other non-cash amounts	(2.3)	23.8
Consolidated Funds related:
Realized/unrealized gain (loss) on investments of Consolidated Funds	67.8	(576.4)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(59.4)	48.8
Purchases of investments by Consolidated Funds	(320.9)	(2,139.0)
Proceeds from sale and settlements of investments by Consolidated Funds	177.7	1,992.4
Non-cash interest income, net	(0.7)	(4.0)
Change in cash and cash equivalents held at Consolidated Funds	277.4	778.1
Change in other receivables held at Consolidated Funds	(9.0)	367.2
Change in other liabilities held at Consolidated Funds	(154.5)	208.1
Investment (income) loss	10.3	(3.7)
Purchases of investments	(22.1)	(20.1)
Proceeds from the sale of investments and trading securities	62.3	271.4
Payments of contingent consideration	(75.6)	(3.3)
Changes in deferred taxes, net	(5.3)	(0.3)
Change in due from affiliates and other receivables	3.7	(7.8)
Change in receivables and inventory of a consolidated real estate VIE	(21.9)	(34.4)
Change in deposits and other	(1.3)	(6.3)
Change in other assets of a consolidated real estate VIE	8.6	15.8
Change in accounts payable, accrued expenses and other liabilities	(24.5)	(33.1)
Change in accrued compensation and benefits	(143.6)	(11.4)
Change in due to affiliates	(22.8)	12.0
Change in other liabilities of a consolidated real estate VIE	6.2	31.9
Change in deferred revenue	175.2	106.9
Net cash provided by operating activities	19.7	1,475.0
Cash flows from investing activities
Change in restricted cash	5.7	18.3
Purchases of fixed assets, net	(4.2)	(17.4)
Net cash provided by investing activities	1.5	0.9
Cash flows from financing activities
Net payments on loans payable of a consolidated real estate VIE	(9.4)	(11.1)
Net borrowings on loans payable of Consolidated Funds	7.6	402.2
Payments of contingent consideration	(0.3)	(0.5)
Excess tax benefits related to equity-based compensation	(0.7)	0.5
Distributions to common unitholders	(23.6)	(110.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(85.1)	(403.6)
Contributions from non-controlling interest holders	4.3	752.2
Distributions to non-controlling interest holders	(23.9)	(1,268.4)
Units repurchased	(6.1)	—
Change in due to/from affiliates financing activities	14.4	(5.2)
Change in due to/from affiliates and other receivables of Consolidated Funds	—	(962.2)
Net cash used in financing activities	(122.8)	(1,607.0)
Effect of foreign exchange rate changes	21.3	(86.1)
Decrease in cash and cash equivalents	(80.3)	(217.2)
Cash and cash equivalents, beginning of period	991.5	1,242.0
Cash and cash equivalents, end of period	$911.2	$1,024.8
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$0.7	$9.2
Initial consolidation of Consolidated Funds	$—	$36.0
Net asset impact of deconsolidation of Consolidated Funds	$(7,167.9)	$—
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$(0.2)	$—
Tax receivable agreement liability	$(0.2)	$—
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
Carlyle provides investment management services to, and has transactions with, various private equity funds, real estate funds, business development companies, collateralized loan obligations (“CLOs”), hedge funds and other investment products sponsored by the Partnership for the investment of client assets in the normal course of business. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products. Carlyle operates its business through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions (see Note 17).
Basis of Presentation
The accompanying financial statements include the accounts of the Partnership and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, certain CLOs managed by the Partnership (collectively the “Consolidated Funds”) and a real estate development company (see Note 16) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and has no effect on the net income attributable to the Partnership. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities, partners’ capital appropriated for Consolidated Funds and redeemable non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2016, the Partnership paid an aggregate of $6.1 million to repurchase and retire 400,519 units with the majority of repurchases done via open market transactions.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies
Principles of Consolidation
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). On January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016. Upon adoption, the Partnership deconsolidated approximately $23.2 billion in assets and approximately $16.1 billion in liabilities, and, using the modified retrospective method, recorded a $4.3 billion cumulative effect adjustment to partners' capital and $2.8 billion to redeemable non-controlling interests in consolidated entities. The adoption of the new consolidation guidance had no impact on net income (loss) attributable to Carlyle Holdings or to net income (loss) attributable to the Partnership. Prior period results were not restated upon adoption.
The Partnership evaluates (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3)whether the Partnership's involvement would make it the primary beneficiary. In evaluating whether the Partnership holds a variable interest, fees (including management fees and performance fees) that are customary and commensurate with the level of services provided, and where the Partnership does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Partnership considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest.
For those entities where the Partnership holds a variable interest, the Partnership determines whether each of these entities qualifies as a VIE and, if so, whether or not the Partnership is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties' equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. For the funds we deconsolidated on January 1, 2016, the Partnership's fee arrangements were not considered to be variable interests.
For entities that are determined to be VIEs, the Partnership consolidates those entities where it has concluded it is the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether the Partnership is the primary beneficiary, the Partnership evaluates its economic interests in the entity held either directly or indirectly by the Partnership.
As of March 31, 2016, assets and liabilities of the remaining Consolidated Funds reflected in the condensed consolidated balance sheets were $3.1 billion and $2.9 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of March 31, 2016, the Partnership held $72.2 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

All significant inter-entity transactions and balances of entities consolidated have been eliminated.

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 5 for information on this investment. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership’s condensed consolidated balance sheets related to the Partnership’s variable interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to unconsolidated VIEs were as follows:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Investments	$624.5	$466.8
Due from affiliates, net	3.7	19.4
Maximum Exposure to Loss	$628.2	$486.2
Additionally, as of March 31, 2016, the Partnership had $24.2 million and $8.5 million recognized in the condensed consolidated balance sheet related to performance fee and management fee arrangements, respectively, related to the unconsolidated VIEs.
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
All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Partnership’s condensed consolidated balance sheets. Interest and other income of the Consolidated Funds as well as interest expense and other expenses of the Consolidated Funds are included in the Partnership’s condensed consolidated statements of operations. Prior to January 1, 2016, the excess of the CLO assets over the CLO liabilities upon consolidation was reflected in the Partnership’s condensed consolidated balance sheets as partners’ capital appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs was included in net income (loss) attributable to non-controlling interests in consolidated entities in the condensed consolidated statements of operations and partners’ capital appropriated for Consolidated Funds in the condensed consolidated balance sheets.
On January 1, 2016, the Partnership adopted ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 relates to reporting entities that elect to measure all eligible financial assets and financial liabilities of a consolidated collateralized financing entity at fair value. The Partnership's consolidated CLOs are consolidated collateralized financing entities for which the Partnership has measured financial assets and financial liabilities at fair value. Prior to January 1, 2016, the Partnership’s practice was to classify the difference between the fair value of the financial assets and the fair value of the financial liabilities within partners’ capital appropriated for Consolidated Funds. ASU 2014-13 provides the option for a reporting entity to initially measure both the financial assets and financial liabilities using the fair value of either the financial assets or financial liabilities, whichever is more observable.  In adopting this guidance on January 1, 2016, the Partnership applied the modified retrospective method by recording a cumulative effect adjustment to appropriated partners' capital of $2.0 million as of January 1, 2016. As a result of applying this adoption method, prior periods have not been impacted. The adoption of this guidance did not have an impact on net income attributable to Carlyle Holdings or to net income attributable to the Partnership.

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
Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.6% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of the Partnership's managed accounts base management fees at all times on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.
For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.25% to 1.65% of NAV per year. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs/structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.
Management fees for the Partnership's private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments. Management fees for the Partnership's Investment Solutions segment are generally due quarterly and recognized over the related quarter.

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $23.5 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2016 and December 31, 2015, the Partnership has recognized $266.5 million and $252.0 million, respectively, for giveback obligations.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $27.7 million and $208.4 million for the three months ended March 31, 2016 and 2015, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of both March 31, 2016 and December 31, 2015, the Partnership had recorded a liability of $1.5 billion related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.
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

The Partnership accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prior to January 1, 2016, non-controlling interests related to hedge funds were subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time, or were withdrawn subject to a redemption fee during the period when capital could not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds were presented as redeemable non-controlling interests in consolidated entities within the condensed consolidated balance sheets. When redeemable amounts became contractually payable to investors, they were classified as a liability and included in other liabilities of Consolidated Funds in the condensed consolidated balance sheets. As a result of the adoption of the new consolidation guidance on January 1, 2016, the Partnership deconsolidated certain hedge funds that were previously consolidated and redeemable non-controlling interests in consolidated entities do not include any third-party interests from such hedge funds. Therefore, at March 31, 2016, redeemable non-controlling interests in consolidated entities now solely represent ownership interests in consolidated subsidiaries which are redeemable and not owned by the Partnership.
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
Investments
Investments include (i) the Partnership’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments made by the Partnership (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Partnership’s condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs (which are accounted for as trading securities).
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
Upon the sale of a security or other investment, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the investments held by the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including temporary investments with original maturities of less than three months when purchased. Included in cash and cash equivalents is cash withheld from carried interest distributions for potential giveback obligations of $16.0 million and $17.3 million at March 31, 2016 and December 31, 2015, respectively.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Partnership.
Restricted Cash
Restricted cash at March 31, 2016 and December 31, 2015 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions or hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. Cash and securities held to satisfy these collateral requirements of $18.4 million is included in restricted cash and securities of Consolidated Funds at December 31, 2015. As of March 31, 2016, none of the consolidated CLOs held such cash or securities.
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

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2016 and December 31, 2015 were as follows:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.4)	$(0.5)
Currency translation adjustments	(83.6)	(87.9)
Unrealized losses on defined benefit plans	(1.7)	(1.7)
Total	$(85.7)	$(90.1)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $(10.8) million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 changes certain aspects of accounting for share-based payments to employees. ASU 2016-9 requires the income tax effects of awards to be recognized through the income statement when the awards vest or are settled. Currently, an entity must determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits have been recognized in partners’ capital, while tax deficiencies have been recognized as an offset to accumulated excess tax benefits or in the income statement. Under ASU 2016-9, all excess tax benefits and tax deficiencies are required to be recognized as income tax expense or benefit in the income statement. This provision of the guidance is required to be applied prospectively. Additionally, ASU 2016-9 allows an employer to withhold employee shares upon vest up to maximum statutory tax rates without causing an award to be classified as a liability. This provision of the guidance requires a modified retrospective transition method. Finally, the current equity-based compensation guidance requires cost to be measured based on the number of awards that are expected to vest. Under ASU 2016-9, an accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

occur. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Partnership on January 1, 2017 and early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. The lease liability will be measured at the present value of lease payments and the right-of-use asset will be based on the lease liability value, subject to adjustments. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. This guidance is effective for the Partnership on January 1, 2019 and ASU 2016-2 requires the guidance to be applied using a modified retrospective method. Early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance.

In May 2015, the FASB issued ASU 2015-7, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-7 provides amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance was effective for the Partnership on January 1, 2016 and the guidance required adoption to be applied on a retrospective basis. The Partnership adopted this guidance on January 1, 2016 and has revised its prior period fair value disclosures accordingly (see Note 3).

On April 7, 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance was effective for the Partnership on January 1, 2016 and the guidance required adoption to be applied on a retrospective basis. The Partnership adopted this guidance on January 1, 2016 and reclassified approximately $9.4 million of debt issuance costs from deposits and other assets to debt obligations on its December 31, 2015 condensed consolidated balance sheet.

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

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2016:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$11.5	$11.5
Bonds	—	—	331.9	331.9
Loans	—	—	2,263.9	2,263.9
Partnership and LLC interests	—	—	74.3	74.3
Other	—	—	0.2	0.2
	—	—	2,681.8	2,681.8
Investments in CLOs and other	—	—	124.2	124.2
Total	$—	$—	$2,806.0	$2,806.0
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$2,459.0	$2,459.0
Contingent consideration(2)	—	—	24.3	24.3
Loans payable of a consolidated real estate VIE	—	—	73.5	73.5
Foreign currency forward contracts	—	15.2	—	15.2
Total	$—	$15.2	$2,556.8	$2,572.0

(1)
Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Partnership and (ii) the carrying value of any beneficial interests that represent compensation for services.

(2)	Related to contingent cash and equity consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration (see Note 8).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2015:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$254.6	$311.8	$575.3	$1,141.7
Bonds	—	—	1,180.9	1,180.9
Loans	—	—	15,686.7	15,686.7
Partnership and LLC interests(1)	—	—	59.6	3,143.3
Hedge funds(1)	—	—	—	2,841.2
Other	—	—	5.0	5.0
	254.6	311.8	17,507.5	23,998.8
Trading securities	—	—	1.4	1.4
Foreign currency forward contracts	—	1.7	—	1.7
Restricted securities of Consolidated Funds	7.9	—	8.7	16.6
Total	$262.5	$313.5	$17,517.6	$24,018.5
Liabilities
Loans payable of Consolidated Funds	$—	$—	$17,046.7	$17,046.7
Derivative instruments of the CLOs	—	—	29.1	29.1
Contingent consideration(2)	—	—	20.8	20.8
Loans payable of a consolidated real estate VIE	—	—	75.4	75.4
Interest rate swaps	—	0.9	—	0.9
Foreign currency forward contracts	—	2.8	—	2.8
Total	$—	$3.7	$17,172.0	$17,175.7

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

(2)	Related to contingent cash and equity consideration associated with the Partnership's acquisitions, excluding employment-based contingent consideration (see Note 8).

There were no transfers from Level II to Level I during the three months ended March 31, 2016. Transfers from Level II to Level I during the three months ended March 31, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II.

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

CLO Investments and CLO Loans Payable – Prior to January 1, 2016, the Partnership elected the fair value option to measure the assets and liabilities of the Partnership's consolidated CLOs. The Partnership accounted for the difference between the fair value of the assets and the fair value of the liabilities of the Partnership's consolidated CLOs in net investment gains (losses) of consolidated funds in the condensed consolidated statements of operations. This amount was attributed to the Partnership and third party beneficial interest holders based on each beneficial interest holder's residual interest in the consolidated CLOs. The amount attributed to third party beneficial interest holders was reflected in the condensed consolidated statements of operations in net income (loss) attributable to non-controlling interests in consolidated entities and in the condensed consolidated statements of financial position in partners' capital appropriated for consolidated funds. The amount was recorded as appropriated partners' capital since the other holders of the CLOs' beneficial interests, not the Partnership, received the benefits, or absorbed the losses, associated with their proportionate share of the CLOs' assets and liabilities.

On January 1, 2016, the Partnership adopted ASU 2014-13 (concurrently with the adoption of ASU 2015-2) and elected to measure the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs, as the Partnership believes the fair value of the financial assets are more observable. As a result of the adoption of ASU 2014-13, the Partnership recorded a cumulative effect adjustment to partners' capital on January 1, 2016 to adjust the previous measurement of its consolidated CLOs' financial liabilities to the new measurement guidance.
The fair values of the CLO loan and bond assets are primarily based on quotations from reputable dealers or relevant pricing services. In situations where valuation quotations are unavailable, the assets are valued based on similar securities, market index changes, and other factors. The Partnership corroborates quotations from pricing services either with other available pricing data or with its own models. Generally, the loan and bond assets of the CLOs are not actively traded and are classified as Level III. The fair values of the CLO structured asset positions are determined based on both discounted cash flow analyses and third party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and are compared to broker quotations from market makers and third party dealers.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For periods prior to January 1, 2016, the fair values of the CLO loans payable were determined based on both discounted cash flow analyses and third-party quotes. Those analyses considered the position size, liquidity, current financial condition of the CLOs, the third-party financing environment, reinvestment rates, recovery lags, discount rates and default forecasts and were compared to broker quotations from market makers and third party dealers. Effective January 1, 2016, with the adoption of ASU 2014-13, the Partnership measures the CLO loan payables held by third party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership. The Partnership continues to measure the CLO loans payable that it holds at fair value based on both discounted cash flow analyses and third-party quotes, as described above.
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
The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds (1)	(562.1)	(890.7)	(13,506.9)	—	(5.0)	123.8	(8.7)	(14,849.6)
Purchases	8.9	47.9	251.8	12.4	—	—	—	321.0
Sales and distributions	(5.1)	(12.5)	(59.3)	—	—	(2.6)	—	(79.5)
Settlements	—	—	(100.7)	—	—	—	—	(100.7)
Realized and unrealized gains (losses), net
Included in earnings	(6.0)	(8.0)	(61.7)	2.3	0.2	4.0	—	(69.2)
Included in other comprehensive income	0.5	14.3	54.0	—	—	(2.4)	—	66.4
Balance, end of period	$11.5	$331.9	$2,263.9	$74.3	$0.2	$124.2	$—	$2,806.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(5.7)	$(8.0)	$(60.1)	$2.3	$0.3	$4.0	$—	$(67.2)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended March 31, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$—	$1.5	$3.3	$8.6	$18,302.6
Purchases	12.7	93.4	1,628.2	—	—	—	3.9	1,738.2
Sales	(599.6)	(68.5)	(343.2)	—	—	—	—	(1,011.3)
Settlements	—	—	(440.9)	—	—	—	—	(440.9)
Realized and unrealized gains (losses), net
Included in earnings	188.3	11.9	32.8	—	2.0	(1.1)	0.1	234.0
Included in other comprehensive income	(176.6)	(123.3)	(522.4)	—	(0.2)	—	—	(822.5)
Balance, end of period	$1,393.3	$1,149.3	$15,439.4	$—	$3.3	$2.2	$12.6	$18,000.1
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(90.2)	$11.1	$39.8	$—	$(11.8)	$(1.1)	$0.1	$(52.1)

(1)
As a result of the adoption of ASU 2015-2 and the deconsolidation of certain CLOs on January 1, 2016, $123.8 million of investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other for the three months ended March 31, 2016.

(2)
As a result of the retrospective adoption of ASU 2015-7, the beginning balance of Partnership and LLC interests that are measured at fair value using the NAV per share practical expedient have been revised to reflect their exclusion from the fair value hierarchy.

	Financial Liabilities
	Three Months Ended March 31, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Deconsolidation of funds	(14,600.3)	(29.0)	—	—	(14,629.3)
Borrowings	12.7	—	—	—	12.7
Paydowns	(5.1)	—	(0.3)	(9.4)	(14.8)
Realized and unrealized (gains) losses, net
Included in earnings	(59.3)	(0.1)	3.8	7.1	(48.5)
Included in other comprehensive income	64.3	—	—	0.4	64.7
Balance, end of period	$2,459.0	$—	$24.3	$73.5	$2,556.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(70.5)	$—	$3.8	$7.1	$(59.6)

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
Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and trading securities are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable and derivative instruments of the CLOs are included in net investment gains (losses) of Consolidated Funds in the condensed consolidated statements of operations.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of March 31, 2016:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2016
Assets
Investments of Consolidated Funds:
Equity securities	11.5	Discounted Cash Flow	Discount Rates	9% - 12% (10%)
			Exit Cap Rate	7% - 10% (8%)

Bonds	331.9	Consensus Pricing	Indicative Quotes (% of Par)	76 - 112 (96)
Loans	2,263.9	Consensus Pricing	Indicative Quotes (% of Par)	9 - 101 (94)
Partnership and LLC interests	74.3	Discounted Cash Flow	Discount Rates	8% - 10% (9%)
			Exit Cap Rates	5% - 6% (5%)
Other	0.2	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 6 (6)
	2,681.8
Investments in CLOs and other:
Senior secured notes	97.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 13% (3%)
			Default Rates	1% - 5% (2%)
			Recovery Rates	58% - 78% (69%)
			Indicative Quotes (% of Par)	74 - 100 (96)
Subordinated notes and preferred shares	25.7	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 20% (16%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	58% - 78% (65%)
			Indicative Quotes (% of Par)	8 - 8 (8)
Other	1.1	Comparable Multiple	LTM EBITDA Multiple	5.5x - 5.5x (5.5x)
Total	$2,806.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes (1)	$2,360.0	Other	N/A	N/A
Subordinated notes and preferred shares	99.0	Discounted Cash Flow with Consensus Pricing	Discount Rates	13% - 20% (16%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	58% - 78% (66%)
			Indicative Quotes (% of Par)	35 - 75 (59)
Loans payable of a consolidated real estate VIE	73.5	Discounted Cash Flow	Discount to Expected Payment	10% - 50% (34%)
			Discount Rate	21% - 31% (24%)
Contingent consideration(2)	24.3	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (9%)
			Discount Rate	4% - 23% (10%)
Total	$2,556.8

(1)
Beginning in January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership.

(2)	Related to contingent cash consideration associated with the Partnership's acquisitions (see Note 8).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of December 31, 2015:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2015
Assets
Investments of Consolidated Funds:
Equity securities	$556.0	Comparable Multiple	LTM EBITDA Multiple	1.0x - 20.4x (11.4x)
	8.0	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
	5.2	Other	N/A	N/A
	6.1	Consensus Pricing	Indicative Quotes ($ per share)	$0 - $647 ($0)

Bonds	1,180.9	Consensus Pricing	Indicative Quotes (% of Par)	30 - 112 (97)
Loans	15,673.3	Consensus Pricing	Indicative Quotes (% of Par)	28 - 102 (96)
	13.4	Market Yield Analysis	Market Yield	5% - 16% (10%)
Partnership and LLC interests	59.6	Discounted Cash Flow	Discount Rates	8% - 10% (9%)
			Exit Cap Rate	5% - 6% (5%)
Other	5.0	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1 - 22 (7)
	17,507.5
Trading securities and other	1.4	Comparable Multiple	LTM EBITDA Multiple	5.8x - 5.8x (5.8x)
Restricted securities of Consolidated Funds	8.7	Consensus Pricing	Indicative Quotes (% of Par)	88 - 88 (88)
Total	$17,517.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$15,915.5	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 12% (3%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 80% (63%)
			Indicative Quotes (% of Par)	38 - 102 (98)
Subordinated notes and preferred shares	1,112.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	9% - 16% (12%)
			Default Rates	1% - 5% (3%)
			Recovery Rates	55% - 80% (64%)
			Indicative Quotes (% of Par)	1 - 101 (55)
Combination notes	18.8	Consensus Pricing	Indicative Quotes (% of Par)	88 - 96 (94)
Loans payable of a consolidated real estate VIE	75.4	Discounted Cash Flow	Discount to Expected Payment	10% - 52% (35%)
			Discount Rate	20% - 30% (23%)
Derivative instruments of Consolidated Funds	29.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	3 - 34 (22)
Contingent consideration(1)	20.8	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (8%)
			Discount Rate	4% - 22% (9%)
Total	$17,172.0

(1)	Related to contingent cash consideration associated with the Partnership's acquisitions (see Note 8).

The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in equity securities include EBITDA multiples, indicative quotes, discount rates and exit cap rates. Significant decreases in EBITDA multiples or

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates and exit cap rates in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in bonds and loans are market yields and indicative quotes. Significant increases in market yields in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Partnership’s investments in CLOs and other investments include EBITDA multiples, discount rates, default rates, recovery rates and indicative quotes. Significant decreases in EBITDA multiples, recovery rates or indicative quotes in isolation would result in a significantly lower fair value measurement. Significant increases in discount rates or default rates in isolation would result in a significantly lower fair value measurement.
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

4. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$2,034.4	$2,096.9
Global Market Strategies	63.1	78.3
Real Assets	415.6	313.6
Investment Solutions	548.0	499.8
Total	$3,061.1	$2,988.6
Approximately 42% of accrued performance fees at March 31, 2016 are related to Carlyle Partners V, L.P. and Carlyle Europe Partners III, L.P., two of the Partnership’s Corporate Private Equity funds.
Approximately 54% of accrued performance fees at December 31, 2015 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., and Carlyle Asia Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$(48.7)	$(36.6)
Real Assets	(217.8)	(215.4)
Total	$(266.5)	$(252.0)
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Corporate Private Equity	$27.5	$513.3
Global Market Strategies	1.6	18.7
Real Assets	102.2	(8.5)
Investment Solutions	13.9	49.5
Total	$145.2	$573.0

Approximately 92%, or $133.1 million, of performance fees for the three months ended March 31, 2016 are related to Carlyle Partners V, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership's Corporate Private Equity funds, and Carlyle Realty Partners V, L.P., Carlyle Realty Partners VI, L.P., and Carlyle Realty Partners VII, L.P., three of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Asia Partners III, L.P., Carlyle Realty Partners V, L.P., Carlyle Realty Partners VI, L.P., and Carlyle Realty Partners VII, L.P. were $73.5 million, $(15.3) million, $51.9 million, $19.6 million, and $36.3 million, respectively, for the three months ended March 31, 2016.
Approximately 58%, or $333.7 million, of performance fees for the three months ended March 31, 2015 were related to Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., three of the Partnership’s Corporate Private Equity funds, and Carlyle/Riverstone Global Energy and Power Fund III, L.P., one of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Partners IV, L.P., Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. were $83.8 million, $175.6 million, and $173.7 million, respectively, for the three months ended March 31, 2015. For the three months ended March 31, 2015 total revenue from Carlyle/Riverstone Global Energy and Power Fund III, L.P. was $(64.8) million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Investments
Investments consist of the following:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$887.1	$876.6
Investments in CLOs and other (1)	124.2	9.3
Total investments	$1,011.3	$885.9

(1) As a result of the adoption of ASU 2015-2 and the deconsolidation of certain CLOs on January 1, 2016, investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other above.
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
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of March 31, 2016 and December 31, 2015, there was no carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation. The carrying value of the Partnership’s general partner investments in the NGP X fund not attributable to the carried interest allocation was $16.1 million as of March 31, 2016 and $18.7 million as of December 31, 2015.
In consideration for these interests and option, the Partnership paid an aggregate of $504.6 million in cash to ECM Capital, L.P. and BNRI, and issued 996,572 Carlyle Holdings partnership units to ECM Capital, L.P. that vest ratably over a period of five years. The transaction also includes contingent consideration payable to ECM Capital, L.P. of up to $45.0 million in cash, 597,944 Carlyle Holdings partnership units that were issued at closing but vest upon the achievement of performance conditions, and contingently issuable Carlyle Holdings partnership units with a value up to $15.0 million that will be issued if the performance conditions are met. The contingent consideration is payable in 2018, depending on NGP’s achievement of certain business performance goals. Additionally, the transaction included contingent consideration payable to BNRI of $183.0 million, which was paid in January 2016 with $63.0 million in cash and $120.0 million by a six year promissory note issued by the Partnership. The promissory note will accrue interest at the three month LIBOR plus 2.5% and mature on January 1, 2022 (see Note 7).

The Partnership also has a senior advisor consulting agreement with the chairman of NGP and granted in 2012 deferred restricted common units to a group of NGP personnel who are providing the Partnership with consulting services.

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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Management fees	$20.7	$14.3
Performance fees	—	(14.5)
Investment loss	(1.5)	(0.2)
Expenses and amortization of basis differences	(17.4)	(18.1)
Net investment income (loss)	$1.8	$(18.5)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $71.2 million and $85.0 million as of March 31, 2016 and December 31, 2015, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Equity-Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies, Real Assets, and Investment Solutions, typically as general partner interests, and its strategic investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$254.1	$254.5
Global Market Strategies	24.4	26.7
Real Assets	586.7	592.7
Investment Solutions	21.9	2.7
Total	$887.1	$876.6
The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of March 31, 2016 and for the three months then ended, no individual equity method investment held by the Partnership met the threshold for disclosure of summarized income statement information.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Income (loss) from equity investments	$(6.4)	$9.4
Loss from investments in CLOs	(3.5)	(2.6)
Other investment income	0.3	—
Total	$(9.6)	$6.8

Carlyle’s income (loss) from its equity-method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Corporate Private Equity	$(2.3)	$23.8
Global Market Strategies	(4.9)	0.7
Real Assets	1.8	(15.7)
Investment Solutions	(1.0)	0.6
Total	$(6.4)	$9.4
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of March 31, 2016 and December 31, 2015 primarily consisted of $124.2 million and $9.3 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.
Investments of Consolidated Funds
The Partnership consolidates the financial position and results of operations of certain CLOs in which the Partnership is the primary beneficiary. As of March 31, 2016, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $2.7 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Interest income from investments	$27.7	$208.4
Other income	1.2	17.9
Total	$28.9	$226.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(67.8)	$560.5
Gains (losses) from liabilities of CLOs	59.4	(55.5)
Gains on other assets of CLOs	—	0.5
Total	$(8.4)	$505.5
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Realized gains (losses)	$(6.2)	$224.6
Net change in unrealized gains (losses)	(61.6)	335.9
Total	$(67.8)	$560.5
6. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Acquired contractual rights	$833.5	$830.4
Acquired trademarks	6.6	6.6
Accumulated amortization	(751.7)	(739.6)
Finite-lived intangible assets, net	88.4	97.4
Goodwill	38.7	38.3
Intangible assets, net	$127.1	$135.7

The following table summarizes the changes in the carrying amount of goodwill by segment as of March 31, 2016. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2015	$28.0	$10.3	$38.3
Foreign currency translation	—	0.4	0.4
Balance as of March 31, 2016	$28.0	$10.7	$38.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended March 31, 2016 and 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. The intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $11.8 million during the three months ended March 31, 2015 to reduce the carrying value of the intangible assets to their estimated fair value. No impairment loss was recorded during the three months ended March 31, 2016.

The fair value determination was based on a probability-weighted discounted cash flow model. The fair value measurement was based on significant inputs not observable in the market (primarily discount rates ranging from 10% to 20%) and thus represented Level III measurements as defined in the accounting guidance for fair value measurements. The impairment loss was included in general, administrative and other expenses in the accompanying condensed consolidated financial statements.
Intangible asset amortization expense, excluding impairment losses, was $10.4 million and $22.4 million during the three months ended March 31, 2016 and 2015, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for April 1, 2016 through December 31, 2020 and thereafter (Dollars in millions):

2016	$26.5
2017	31.9
2018	15.8
2019	5.7
2020	5.7
Thereafter	2.8
$88.4

7. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	As of March 31, 2016		As of December 31, 2015
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.7	$25.0	$24.6
CLO Term Loan (1)	14.3	14.3	13.7	13.7
3.875% Senior Notes Due 2/01/2023	500.0	496.8	500.0	496.7
5.625% Senior Notes Due 3/30/2043	600.0	600.8	600.0	600.7
Promissory Note Due 1/01/2022	120.0	120.0	—	—
Total debt obligations	$1,259.3	$1,256.6	$1,138.7	$1,135.7

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.
Senior Credit Facility
As of March 31, 2016, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of March 31, 2016, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at March 31, 2016, the interest rate was 1.57%). There was no amount outstanding under the revolving credit

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

facility at March 31, 2016. Interest expense under the senior credit facility was not significant for the three months ended March 31, 2016 and 2015. The fair value of the outstanding balances of the term loan and revolving credit facility at March 31, 2016 and December 31, 2015 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
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
CLO Term Loan
On October 3, 2013, the Partnership borrowed €12.6 million ($14.3 million at March 31, 2016) under a term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at March 31, 2016). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three months ended March 31, 2016 and 2015. The fair value of the outstanding balance of the term loan at March 31, 2016 and December 31, 2015 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
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

Interest expense on the notes was $5.0 million for the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, the fair value of the notes, including accrued interest, was approximately $519.9 million and $515.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for both the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, the fair value of the notes, including accrued interest, was approximately $653.6 million and $646.6 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Promissory Note
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.1% at March 31, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three months ended March 31, 2016. The fair value of the outstanding balance of the promissory note at March 31, 2016 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2016.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of March 31, 2016 (see Note 16); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loan, senior notes, or the loans payable of Consolidated Funds.
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
As of March 31, 2016 and December 31, 2015, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$2,440.3	$2,360.0	2.24%		9.51
Subordinated notes, preferred shares and other	51.4	99.0	N/A	(a)	8.79
Total	$2,491.7	$2,459.0

	As of December 31, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$16,301.0	$15,915.5	1.98%		9.54
Subordinated notes, preferred shares and other	993.0	1,112.4	N/A	(a)	8.64
Combination notes	20.0	18.8	N/A	(b)	7.43
Total	$17,314.0	$17,046.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2016 and December 31, 2015, the fair value of the CLO assets was $2.8 billion and $18.6 billion, respectively.

8. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended March 31, 2016
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$8.7	$80.4	$221.5		$310.6
Change in carrying value	0.3	(17.6)	6.0		(11.3)
Payments	—	(12.6)	(63.3)	(a)	(75.9)
Conversion to note payable	—	—	(120.0)	(a)	(120.0)
Balance, end of period	$9.0	$50.2	$44.2		$103.4

	Rollforward For The Three Months Ended March 31, 2015
	Amounts payable to the sellers who are Carlyle professionals				Total
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance, beginning of period	$26.8	$156.8	$201.0		$384.6
Change in carrying value	0.7	(9.5)	25.6	(a)	16.8
Payments	—	(3.3)	(0.5)		(3.8)
Issuance of equity	—	(2.2)	—		(2.2)
Balance, end of period	$27.5	$141.8	$226.1		$395.4

(a) Refer to Note 5 for information on the contingent consideration payable to BNRI from the strategic investment in NGP.
The fair value of the performance-based contingent cash consideration payable to the sellers who are Carlyle professionals has been recorded in due to affiliates in the accompanying condensed consolidated balance sheets. These payments are not contingent upon the Carlyle professional being employed by Carlyle at the time that the performance conditions are met. Changes in the fair value of these amounts are recorded in other non-operating expense (income) in the condensed consolidated statements of operations. The portion of the contingent consideration payment attributable to the initial amount recorded as part of the consideration transferred is classified as cash flows from financing activities. The portion of the contingent consideration payment that is attributable to the subsequent changes in the fair value of the contingent consideration is classified as cash flows from operating activities in the condensed consolidated statements of cash flows.
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
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 3 for additional disclosures related to the fair value of these instruments as of March 31, 2016 and December 31, 2015.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of March 31, 2016 is $393.6 million versus the liabilities recognized on the balance sheet of $103.4 million. Based on the historical and projected performance of the Partnership's acquisitions, the Partnership believes that approximately $230.7 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
Some of the employment-based contingent cash consideration agreements do not contain provisions limiting the amount that could be paid by the Partnership. For purposes of the estimate above, the Partnership has used its current estimate of the amount to be paid upon the determination dates for such payments. In the consolidated financial statements, the Partnership records the performance-based contingent cash consideration from business acquisitions at fair value at each reporting period. For the employment-based contingent cash consideration, the Partnership accrues the compensation liability over the implied service period.

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Accrued performance fee-related compensation	$1,546.0	$1,511.9
Accrued bonuses	100.6	211.9
Employment-based contingent cash consideration	50.2	80.4
Other	133.9	149.0
Total	$1,830.7	$1,953.2
10. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2016 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,735.9
Global Market Strategies	341.7
Real Assets	687.8
Investment Solutions	98.9
Total	$2,864.3

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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (3.61% weighted-average rate at March 31, 2016). As of March 31, 2016 and December 31, 2015, approximately $9.3 million and $9.4 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of March 31, 2016 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $266.5 million at March 31, 2016, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2016. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $29.8 million and $23.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2016 and December 31, 2015, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $371.6 million and $367.2 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2016 and December 31, 2015, respectively. Such amounts are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2016, approximately $184.0 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $82.5 million.
If, at March 31, 2016, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $2.0 billion, on an after-tax basis where applicable.
Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2016 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $13.6 million and $14.5 million for the three months ended March 31, 2016 and 2015, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The future minimum commitments for the leases are as follows (Dollars in millions):

2016	$41.4
2017	52.3
2018	48.0
2019	41.6
2020	39.7
Thereafter	293.0
$516.0
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $59.8 million and $59.7 million as of March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
Along with many other companies and individuals in the financial sector, the Partnership and Carlyle Mezzanine Partners, L.P. (“CMP”) are named as defendants in Foy v. Austin Capital, a case filed in June 2009, pending in the State of New Mexico’s First Judicial District Court, County of Santa Fe, which purports to be a qui tam suit on behalf of the State of New Mexico under the state Fraud Against Taxpayers Act (“FATA”). The suit alleges that investment decisions by New Mexico public investment funds were improperly influenced by campaign contributions and payments to politically connected placement agents. The plaintiffs seek, among other things, actual damages for lost income, rescission of the investment transactions described in the complaint and disgorgement of all fees received. In May 2011, the Attorney General of New Mexico moved to dismiss certain defendants including the Partnership and CMP on the grounds that separate civil litigation by the Attorney General is a more effective means to seek recovery for the State from these defendants. The Attorney General has brought two civil actions against certain of those defendants, not including the Partnership defendants. The Attorney General has stated that its investigation is continuing and it may bring additional civil actions. Foy v. Austin Capital was stayed while the plaintiff pursued an interlocutory appeal on the question of whether FATA could be applied retroactively to events that occurred prior to its effective date. In June 2015, the New Mexico Supreme Court ruled that FATA could be applied retroactively in certain circumstances, and activity related to the suit resumed in the fall of 2015. A new judge was appointed to hear the case and the Attorney General moved to dismiss the entire litigation so that the Attorney General can pursue its own recovery from the defendants in the action. A hearing on that motion to dismiss was held in April 2016.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

served expert reports. Expert witness reports for defendants were served during the first week of February 2016. Trial is scheduled for June 2016.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. Recently, the SEC has informally requested information about the Partnership's historical practices relating to the acceleration of monitoring fees received from the Partnership's portfolio companies. In addition, the SEC has requested information regarding the Partnership's relationship with a third-party investment adviser to a registered investment company that has invested in various investment funds sponsored by the Partnership. Finally, the SEC has initiated an investigation regarding a complaint allegedly made by a former employee who has filed a claim against the Partnership in Federal District Court in Connecticut for wrongful termination of his employment. We are cooperating fully with the SEC's inquiries.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Partnership’s condensed consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Partnership's financial results in any particular period.
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2016, the Partnership has estimated liabilities aggregating to $62 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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
On April 15, 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including penalties and interest accrued since the beginning of the tax dispute). The Partnership disagreed with the outcome and filed a petition of appeal on July 3, 2015. In 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations and the Partnership paid approximately €75 million in its capacity as a guarantor. CEREP I has approximately €1 million in net assets as of March 31, 2016. Additionally, the French Ministry of Justice is continuing its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

The Partnership was required to provide a financial guarantee to the French government in July 2012 for the amount of French tax assessed against CEREP I. CEREP I recognized a loss of approximately $34 million which was included in net investment gains/losses of Consolidated Funds for the three months ended March 31, 2015 and this amount reduced net income attributable to Carlyle Holdings in the Partnership’s condensed consolidated financial statements for that period. In 2013 and 2014, the Partnership had previously recognized losses of approximately €42 million for the French tax matter, which were reflected in net investment gains/losses of Consolidated Funds and reduced net income attributable to Carlyle Holdings.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restructuring
During the three months ended March 31, 2016, the Partnership decided to restructure its Investment Solutions segment to focus on private market secondaries, primary investments, co-investment and managed account activities and, given the challenging market environment, discontinue its fund of hedge funds and liquid alternative initiatives at Diversified Global Asset Management Corporation (“DGAM”). As a result, during the three months ended March 31, 2016, the Partnership incurred $7.7 million of employee separation and other contract termination expenses, of which $3.3 million was paid. The Partnership estimates that it will incur an additional $3.3 million of wind down expenses. The majority of these expenses relate to employee separation.

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
The Partnership considers cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, loans payable, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 7.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$29.8	$23.8
Notes receivable and accrued interest from affiliates	22.2	7.3
Other receivables from unconsolidated funds and affiliates, net	146.0	164.2
Total	$198.0	$195.3
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.05% as of March 31, 2016. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.3
Due to non-consolidated affiliates	32.3	51.7
Performance-based contingent cash and equity consideration related to acquisitions	37.9	35.3
Amounts owed under the tax receivable agreement	138.0	141.7
Other	12.7	16.9
Total	$221.1	$245.9
The Partnership has recorded obligations for amounts due to certain of its affiliates. The Partnership periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The amount owed under the tax receivable agreement is related primarily to the acquisition by the Partnership of Carlyle Holdings partnership units in June 2015 and March 2014, respectively, as well as the exchange in May 2012 by CalPERS of its Carlyle Holdings partnership units for Partnership common units.
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.1 million for both the three months ended March 31, 2016 and 2015. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

12. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $7.4 million and $10.5 million for the three months ended March 31, 2016 and 2015, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2016, the Partnership’s U.S. federal income tax returns for the years 2012 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2015. Foreign tax returns are generally subject to audit from 2008 to 2015. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
13. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$3.9	$4,213.0
Non-Carlyle interests in majority-owned subsidiaries	377.4	394.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(119.3)	(113.5)
Non-controlling interests in consolidated entities	$262.0	$4,493.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Millions)
Non-Carlyle interests in Consolidated Funds	$1.2	$449.9
Non-Carlyle interests in majority-owned subsidiaries	1.7	(0.8)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(5.3)	(37.9)
Net income (loss) attributable to other non-controlling interests in consolidated entities	(2.4)	411.2
Net loss attributable to partners’ capital appropriated for CLOs	—	(48.6)
Net income attributable to redeemable non-controlling interests in consolidated entities	0.1	76.5
Non-controlling interests in income (loss) of consolidated entities	$(2.3)	$439.1

14. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$8,400,000	$8,400,000	$39,500,000	$39,500,000
Dilution of earnings due to participating securities with distribution rights	—	—	(427,000)	(479,600)
Incremental net loss from assumed exchange of Carlyle Holdings partnership units	—	(6,400,000)	—	—
Net income attributable to common units	$8,400,000	$2,000,000	$39,073,000	$39,020,400
Weighted-average common units outstanding	80,885,060	299,949,767	67,684,674	72,347,771
Net income per common unit	$0.10	$0.01	$0.58	$0.54
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	80,885,060	80,885,060	67,684,674	67,684,674
Unvested deferred restricted common units	—	1,809,650	—	4,663,097
Weighted-average vested Carlyle Holdings Partnership units	—	216,955,323	—	—
Unvested Carlyle Holdings Partnership units	—	299,734	—	—
Weighted-average common units outstanding	80,885,060	299,949,767	67,684,674	72,347,771
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Partnership's acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that March 31, 2016 and

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2015 represent the end of the contingency period, the “if-converted” method is applied to any Carlyle Holdings partnership units issuable therefrom, and the treasury stock method is applied.
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
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 216,955,323 of vested Carlyle Holdings partnership units and 299,734 of unvested Carlyle Holdings partnership units for the three months ended March 31, 2016 were dilutive. As a result, a net loss of non-controlling interests in Carlyle Holdings was estimated with this assumed exchange of $6.4 million for the three months ended March 31, 2016 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the three months ended March 31, 2015, 227,127,601 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of March 31, 2016, 38,911 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
15. Equity-Based Compensation

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

These newly issued common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended March 31, 2016 and 2015, the Partnership recorded $1.1 million and $2.9 million in equity-based compensation expense associated with these awards, respectively. As of March 31, 2016, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $0.7 million, which is expected to be recognized over a weighted-average term of 1.2 years.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $42.5 million and $42.0 million for the three months ended March 31, 2016 and 2015, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of March 31, 2016, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $397.5 million, which is expected to be recognized over a weighted-average term of 2.1 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 7.5% and a per unit discount that generally ranges up to 40%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2016, the Partnership revised its estimated forfeiture rates to a range of 2% to 7.5% from a previous range of 2% to 10%. The cumulative effect of the change in this estimate was not material. The Partnership recorded compensation expense of $31.7 million and $44.3 million for the three months ended March 31, 2016 and 2015, respectively, with $4.3 million and $4.1 million of corresponding deferred tax benefits, respectively. As of March 31, 2016, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $315.4 million, which is expected to be recognized over a weighted-average term of 2.2 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months ended March 31, 2016 and 2015.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 7.5%. During the first quarter of 2016, the Partnership revised its estimated forfeiture rate to 7.5% from 10%. The cumulative effect of the change in this estimate was not material. Equity-based compensation expense and related tax benefits associated with these awards were not material for the three months ended March 31, 2016 and 2015. Further, as of

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, was not material and is expected to be recognized within the next year.
A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2016 and a summary of changes for the three months ended March 31, 2016, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	26,819,112	$22.18	18,420,434	$24.62	766,991	$27.41	6,741	$34.58
Granted	—	$—	5,041,242	$11.03	—	$—	—	$—
Vested	—	$—	1,018,300	$28.83	728,080	$27.71	3,108	$34.81
Forfeited	—	$—	669,502	$25.08	—	$—	285	$33.71
Balance, March 31, 2016	26,819,112	$22.18	21,773,874	$21.28	38,911	$21.67	3,348	$34.44

16. Consolidation of a Real Estate Development Company

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
From 2013 through March 31, 2016, $336.4 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $89.7 million of the $336.4 million and the remaining $246.7 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended March 31, 2016, $14.9 million was funded to Urbplan, of which the Partnership funded $11.8 million and the senior Carlyle professionals funded $3.1 million indirectly through the Partnership.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership may provide additional capital funding to Urbplan in the future. Urbplan will also continue to seek capital funding from unaffiliated parties and will seek to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership will continue to provide financial support will be based on the circumstances at the time including levels of third-

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, it is not expected that funding by the Partnership for the remainder of 2016 would exceed $25 million.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 related to Urbplan were as follows:

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$80.3	$71.8
Inventory costs in excess of billings and advances	84.6	71.8
	$164.9	$143.6
Other assets of a consolidated real estate VIE:
Restricted investments	$12.9	$14.6
Fixed assets, net	0.2	0.8
Deferred tax assets	8.0	8.4
Other assets	19.6	23.8
	$40.7	$47.6
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $122.5 million and $125.6 million as of March 31, 2016 and December 31, 2015, respectively)	$73.5	$75.4
Other liabilities of a consolidated real estate VIE:
Accounts payable	$12.0	$14.5
Other liabilities	72.1	69.9
	$84.1	$84.4

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, related to Urbplan were as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$19.1	$54.8
Investment income	5.3	0.4
	$24.4	$55.2
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$10.7	$41.0
Interest expense	7.5	10.2
Change in fair value of loans payable	0.7	5.8
Compensation and benefits	1.7	2.6
G&A and other expenses	2.8	10.4
	$23.4	$70.0
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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $96.5 million and $104.5 million of customer advances received as of March 31, 2016 and December 31, 2015, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 60% of the outstanding principal amounts of the loans as of March 31, 2016. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin ranging from 4.0% to 7.4% (18.1% to 21.5% as of March 31, 2016); (ii) IGP-M plus a margin of 12.0% (23.6% as of March 31, 2016); or (iii) IPCA plus a margin ranging from 11.0% to 13.5% (20.4% to 22.9% as of March 31, 2016). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2016	$22.4
2017	13.1
2018	10.5
2019	12.1
2020	14.0
Thereafter	50.4
$122.5
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2016, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
As of March 31, 2016, Urbplan had outstanding commitments for land development services with an estimated $22.5 million of future costs to be incurred.

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
Investment Solutions – The Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds, and DGAM, the Partnership’s fund of hedge funds and liquid alternatives platform. The Partnership commenced a wind down of the operations of DGAM during the three months ended March 31, 2016.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, Carlyle Commodity Management and for periods prior to August 1, 2013, AlpInvest. Effective July 1, 2015, the Partnership's economic interest in Carlyle Commodity Management increased from 55% to approximately 83% as a result of the June 2015 restructuring of the original acquisition agreement. Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fee compensation, and does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance and settlements of legal claims.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments as of and for the three months ended March 31, 2016:

	March 31, 2016 and the Three Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$127.2	$51.1	$65.2	$36.4	$279.9
Portfolio advisory fees, net	3.1	0.1	—	—	3.2
Transaction fees, net	20.3	—	—	—	20.3
Total fund level fee revenues	150.6	51.2	65.2	36.4	303.4
Performance fees
Realized	126.2	1.8	1.8	2.2	132.0
Unrealized	(93.1)	(0.3)	97.7	11.7	16.0
Total performance fees	33.1	1.5	99.5	13.9	148.0
Investment income (loss)
Realized	4.5	0.8	2.2	—	7.5
Unrealized	(6.1)	(2.1)	(4.7)	(1.0)	(13.9)
Total investment income (loss)	(1.6)	(1.3)	(2.5)	(1.0)	(6.4)
Interest income	0.9	1.5	0.5	0.1	3.0
Other income	1.5	1.1	0.4	0.1	3.1
Total revenues	184.5	54.0	163.1	49.5	451.1
Segment Expenses
Compensation and benefits
Direct base compensation	59.8	23.2	20.2	18.6	121.8
Indirect base compensation	19.6	8.2	9.2	2.8	39.8
Equity-based compensation	17.8	5.0	6.2	2.4	31.4
Performance fee related
Realized	58.6	0.8	0.8	1.7	61.9
Unrealized	(44.7)	(1.1)	44.8	11.8	10.8
Total compensation and benefits	111.1	36.1	81.2	37.3	265.7
General, administrative, and other indirect expenses	30.9	19.2	14.9	9.4	74.4
Depreciation and amortization expense	3.4	1.5	1.5	0.9	7.3
Interest expense	6.9	2.7	4.0	1.6	15.2
Total expenses	152.3	59.5	101.6	49.2	362.6
Economic Net Income (Loss)	$32.2	$(5.5)	$61.5	$0.3	$88.5
(-) Net Performance Fees	19.2	1.8	53.9	0.4	75.3
(-) Investment Loss	(1.6)	(1.3)	(2.5)	(1.0)	(6.4)
(+) Equity-based Compensation	17.8	5.0	6.2	2.4	31.4
(=) Fee Related Earnings	$32.4	$(1.0)	$16.3	$3.3	$51.0
(+) Realized Net Performance Fees	67.6	1.0	1.0	0.5	70.1
(+) Realized Investment Income	4.5	0.8	2.2	—	7.5
(=) Distributable Earnings	$104.5	$0.8	$19.5	$3.8	$128.6
Segment assets as of March 31, 2016	$3,121.9	$607.9	$1,506.0	$827.1	$6,062.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$134.3	$55.5	$66.3	$40.5	$296.6
Portfolio advisory fees, net	5.2	0.5	0.1	—	5.8
Transaction fees, net	1.5	—	0.3	—	1.8
Total fund level fee revenues	141.0	56.0	66.7	40.5	304.2
Performance fees
Realized	306.0	4.6	7.7	3.4	321.7
Unrealized	200.7	18.7	14.1	47.0	280.5
Total performance fees	506.7	23.3	21.8	50.4	602.2
Investment income (loss)
Realized	2.7	1.6	(86.4)	0.1	(82.0)
Unrealized	7.4	(4.2)	50.2	0.6	54.0
Total investment income (loss)	10.1	(2.6)	(36.2)	0.7	(28.0)
Interest income	0.3	0.5	—	—	0.8
Other income	2.9	1.3	1.1	0.4	5.7
Total revenues	661.0	78.5	53.4	92.0	884.9
Segment Expenses
Compensation and benefits
Direct base compensation	53.7	28.2	18.5	21.5	121.9
Indirect base compensation	26.3	8.8	12.3	3.6	51.0
Equity-based compensation	17.3	5.2	7.1	2.7	32.3
Performance fee related
Realized	137.0	2.3	1.8	2.2	143.3
Unrealized	95.7	8.2	28.9	44.3	177.1
Total compensation and benefits	330.0	52.7	68.6	74.3	525.6
General, administrative, and other indirect expenses	31.7	12.3	14.6	7.9	66.5
Depreciation and amortization expense	2.7	1.1	0.9	0.8	5.5
Interest expense	7.6	2.8	2.7	1.5	14.6
Total expenses	372.0	68.9	86.8	84.5	612.2
Economic Net Income	$289.0	$9.6	$(33.4)	$7.5	$272.7
(-) Net Performance Fees	274.0	12.8	(8.9)	3.9	281.8
(-) Investment Income (Loss)	10.1	(2.6)	(36.2)	0.7	(28.0)
(+) Equity-based Compensation	17.3	5.2	7.1	2.7	32.3
(=) Fee Related Earnings	$22.2	$4.6	$18.8	$5.6	$51.2
(+) Realized Net Performance Fees	169.0	2.3	5.9	1.2	178.4
(+) Realized Investment Income (Loss)	2.7	1.6	(86.4)	0.1	(82.0)
(=) Distributable Earnings	$193.9	$8.5	$(61.7)	$6.9	$147.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended March 31, 2016 and 2015, and Total Assets as of March 31, 2016:

	March 31, 2016 and the Three Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$451.1	$28.9	$3.1	(a)	$483.1
Expenses	$362.6	$29.7	$67.1	(b)	$459.4
Other loss	$—	$(8.4)	$—	(c)	$(8.4)
Economic net income (loss)	$88.5	$(9.2)	$(64.0)	(d)	$15.3
Total assets	$6,062.9	$2,866.4	$(153.4)	(e)	$8,775.9

	Three Months Ended March 31, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$884.9	$226.3	$25.6	(a)	$1,136.8
Expenses	$612.2	$292.8	$122.0	(b)	$1,027.0
Other income	$—	$507.8	$(2.3)	(c)	$505.5
Economic net income	$272.7	$441.3	$(98.7)	(d)	$615.3

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, and adjustments to reflect the Partnership’s ownership interests in Claren Road, ESG, Carlyle Commodity Management and for periods prior to August 1, 2013, AlpInvest that were included in Revenues in the Partnership’s segment reporting.

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

	Three Months Ended March 31,
	2016	2015
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$45.4	$59.0
Acquisition related charges, including amortization of intangibles and impairment	17.7	40.6
Other non-operating expense	3.8	1.1
Tax expense associated with performance fee compensation	(3.3)	(5.2)
Non-Carlyle economic interests in acquired business	2.4	80.3
Severance and other adjustments	7.4	1.2
Elimination of expenses of Consolidated Funds	(6.3)	(55.0)
	$67.1	$122.0

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

(d)	The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended March 31,
	2016	2015
Income before provision for income taxes	$15.3	$615.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	45.4	59.0
Acquisition related charges, including amortization of intangibles and impairment	17.7	40.6
Other non-operating expense	3.8	1.1
Tax expense associated with performance fee compensation	(3.3)	(5.2)
Net (income) loss attributable to non-controlling interests in consolidated entities	2.3	(439.1)
Severance and other adjustments	7.3	1.0
Economic Net Income	$88.5	$272.7
Net performance fees(1)	75.3	281.8
Investment loss(1)	(6.4)	(28.0)
Equity-based compensation	31.4	32.3
Fee Related Earnings	$51.0	$51.2
Realized performance fees, net of related compensation	70.1	178.4
Realized investment income (loss)(1)	7.5	(82.0)
Distributable Earnings	$128.6	$147.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2016
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$131.8	$0.2	$132.0
Unrealized	13.4	2.6	16.0
Total performance fees	145.2	2.8	148.0
Performance fee related compensation expense
Realized	61.6	0.3	61.9
Unrealized	7.9	2.9	10.8
Total performance fee related compensation expense	69.5	3.2	72.7
Net performance fees
Realized	70.2	(0.1)	70.1
Unrealized	5.5	(0.3)	5.2
Total net performance fees	$75.7	$(0.4)	$75.3
Investment income (loss)
Realized	$12.6	$(5.1)	$7.5
Unrealized	(22.2)	8.3	(13.9)
Investment income (loss)	$(9.6)	$3.2	$(6.4)

	Three Months Ended March 31, 2015
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$326.8	$(5.1)	$321.7
Unrealized	246.2	34.3	280.5
Total performance fees	573.0	29.2	602.2
Performance fee related compensation expense
Realized	143.0	0.3	143.3
Unrealized	173.7	3.4	177.1
Total performance fee related compensation expense	316.7	3.7	320.4
Net performance fees
Realized	183.8	(5.4)	178.4
Unrealized	72.5	30.9	103.4
Total net performance fees	$256.3	$25.5	$281.8
Investment income (loss)
Realized	$8.9	$(90.9)	$(82.0)
Unrealized	(2.1)	56.1	54.0
Total investment income (loss)	$6.8	$(34.8)	$(28.0)

(2) Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results and (iii) the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reclassification of NGP X performance fees, which are included in investment income in U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments to performance fee related compensation expense relate to the inclusion of certain tax expenses associated with performance fee compensation. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interests in Claren Road, ESG, and Carlyle Commodity Management.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
18. Subsequent Events
In April 2016, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.26 per common unit to common unitholders of record at the close of business on May 16, 2016, payable on May 25, 2016.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of March 31, 2016 and December 31, 2015 and results of operations for the three months ended March 31, 2016 and 2015. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$911.2	$—	$—	$911.2
Cash and cash equivalents held at Consolidated Funds	—	140.3	—	140.3
Restricted cash	13.0	—	—	13.0
Accrued performance fees	3,061.1	—	—	3,061.1
Investments	1,087.7	—	(76.4)	1,011.3
Investments of Consolidated Funds	—	2,681.8	—	2,681.8
Due from affiliates and other receivables, net	275.0	—	(77.0)	198.0
Due from affiliates and other receivables of Consolidated Funds, net	—	41.5	—	41.5
Receivables and inventory of a consolidated real estate VIE	164.9	—	—	164.9
Fixed assets, net	107.7	—	—	107.7
Deposits and other	46.9	2.8	—	49.7
Other assets of a consolidated real estate VIE	40.7	—	—	40.7
Intangible assets, net	127.1	—	—	127.1
Deferred tax assets	227.6	—	—	227.6
Total assets	$6,062.9	$2,866.4	$(153.4)	$8,775.9
Liabilities and partners’ capital
Debt obligations	$1,256.6	$—	$—	$1,256.6
Loans payable of Consolidated Funds	—	2,551.4	(73.5)	2,477.9
Loans payable of a consolidated real estate VIE at fair value (principal amount of $122.5 million)	73.5	—	—	73.5
Accounts payable, accrued expenses and other liabilities	272.2	—	—	272.2
Accrued compensation and benefits	1,830.7	—	—	1,830.7
Due to affiliates	220.9	0.2	—	221.1
Deferred revenue	218.5	—	—	218.5
Deferred tax liabilities	110.7	—	—	110.7
Other liabilities of Consolidated Funds	—	264.7	(32.9)	231.8
Other liabilities of a consolidated real estate VIE	84.1	—	—	84.1
Accrued giveback obligations	266.5	—	—	266.5
Total liabilities	4,333.7	2,816.3	(106.4)	7,043.6
Redeemable non-controlling interests in consolidated entities	6.2	—	—	6.2
Partners’ capital	488.3	11.1	(11.1)	488.3
Accumulated other comprehensive income (loss)	(85.5)	0.4	(0.6)	(85.7)
Non-controlling interests in consolidated entities	258.1	3.9	—	262.0
Non-controlling interests in Carlyle Holdings	1,062.1	34.7	(35.3)	1,061.5
Total partners’ capital	1,723.0	50.1	(47.0)	1,726.1
Total liabilities and partners’ capital	$6,062.9	$2,866.4	$(153.4)	$8,775.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$991.5	$—	$—	$991.5
Cash and cash equivalents held at Consolidated Funds	—	1,612.7	—	1,612.7
Restricted cash	18.9	—	—	18.9
Restricted cash and securities of Consolidated Funds	—	18.4	—	18.4
Accrued performance fees	3,012.2	—	(23.6)	2,988.6
Investments	1,103.9	—	(218.0)	885.9
Investments of Consolidated Funds	—	23,996.1	2.7	23,998.8
Due from affiliates and other receivables, net	275.1	—	(79.8)	195.3
Due from affiliates and other receivables of Consolidated Funds, net	—	765.3	—	765.3
Receivables and inventory of a consolidated real estate VIE	143.6	—	—	143.6
Fixed assets, net	110.9	—	—	110.9
Deposits and other	45.8	3.2	—	49.0
Other assets of a consolidated real estate VIE	47.6	—	—	47.6
Intangible assets, net	135.7	—	—	135.7
Deferred tax assets	219.4	—	—	219.4
Total assets	$6,104.6	$26,395.7	$(318.7)	$32,181.6
Liabilities and partners’ capital
Debt obligations	$1,135.7	$—	$—	$1,135.7
Loans payable of Consolidated Funds	—	17,332.5	(267.8)	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $125.6 million)	75.4	—	—	75.4
Accounts payable, accrued expenses and other liabilities	463.8	—	—	463.8
Accrued compensation and benefits	1,953.2	—	—	1,953.2
Due to affiliates	245.6	1.8	(1.5)	245.9
Deferred revenue	40.9	—	—	40.9
Deferred tax liabilities	103.5	—	—	103.5
Other liabilities of Consolidated Funds	—	1,882.2	(43.6)	1,838.6
Other liabilities of a consolidated real estate VIE	84.4	—	—	84.4
Accrued giveback obligations	252.0	—	—	252.0
Total liabilities	4,354.5	19,216.5	(312.9)	23,258.1
Redeemable non-controlling interests in consolidated entities	7.6	2,838.3	—	2,845.9
Partners’ capital	485.9	(1.4)	1.4	485.9
Accumulated other comprehensive income (loss)	(90.4)	1.7	(1.4)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	126.6	(5.8)	120.8
Non-controlling interests in consolidated entities	280.8	4,213.0	—	4,493.8
Non-controlling interests in Carlyle Holdings	1,066.2	1.0	—	1,067.2
Total partners’ capital	1,742.5	4,340.9	(5.8)	6,077.6
Total liabilities and partners’ capital	$6,104.6	$26,395.7	$(318.7)	$32,181.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$292.4	$—	$(2.9)	$289.5
Performance fees
Realized	131.9	—	(0.1)	131.8
Unrealized	13.4	—	—	13.4
Total performance fees	145.3	—	(0.1)	145.2
Investment income (loss)
Realized	13.3	—	(0.7)	12.6
Unrealized	(30.9)	—	8.7	(22.2)
Investment income (loss)	(17.6)	—	8.0	(9.6)
Interest and other income	5.7	—	(1.0)	4.7
Interest and other income of Consolidated Funds	—	28.9	—	28.9
Revenue of a consolidated real estate VIE	24.4	—	—	24.4
Total revenues	450.2	28.9	4.0	483.1
Expenses
Compensation and benefits
Base compensation	166.3	—	—	166.3
Equity-based compensation	75.4	—	—	75.4
Performance fee related
Realized	61.6	—	—	61.6
Unrealized	7.9	—	—	7.9
Total compensation and benefits	311.2	—	—	311.2
General, administrative and other expenses	82.3	—	—	82.3
Interest	15.3	—	—	15.3
Interest and other expenses of Consolidated Funds	—	29.7	(6.3)	23.4
Interest and other expenses of a consolidated real estate VIE	23.4	—	—	23.4
Other non-operating expenses	3.8	—	—	3.8
Total expenses	436.0	29.7	(6.3)	459.4
Other income (expense)
Net investment (losses) of Consolidated Funds	—	(8.4)	—	(8.4)
Income (loss) before provision for income taxes	14.2	(9.2)	10.3	15.3
Provision for income taxes	7.4	—	—	7.4
Net income (loss)	6.8	(9.2)	10.3	7.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(3.4)	—	1.1	(2.3)
Net income (loss) attributable to Carlyle Holdings	10.2	(9.2)	9.2	10.2
Net income attributable to non-controlling interests in Carlyle Holdings	1.8	—	—	1.8
Net income (loss) attributable to The Carlyle Group L.P.	$8.4	$(9.2)	$9.2	$8.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$309.7	$—	$(40.2)	$269.5
Performance fees
Realized	326.0	—	0.8	326.8
Unrealized	254.5	—	(8.3)	246.2
Total performance fees	580.5	—	(7.5)	573.0
Investment income (loss)
Realized	(69.8)	—	78.7	8.9
Unrealized	45.6	—	(47.7)	(2.1)
Total investment income (loss)	(24.2)	—	31.0	6.8
Interest and other income	6.5	—	(0.5)	6.0
Interest and other income of Consolidated Funds	—	226.3	—	226.3
Revenue of a consolidated real estate VIE	55.2	—	—	55.2
Total revenues	927.7	226.3	(17.2)	1,136.8
Expenses
Compensation and benefits
Base compensation	180.1	—	—	180.1
Equity-based compensation	89.9	—	—	89.9
Performance fee related
Realized	143.0	—	—	143.0
Unrealized	173.7	—	—	173.7
Total compensation and benefits	586.7	—	—	586.7
General, administrative and other expenses	116.8	—	—	116.8
Interest	14.6	—	—	14.6
Interest and other expenses of Consolidated Funds	—	292.8	(55.0)	237.8
Interest and other expenses of a consolidated real estate VIE	70.0	—	—	70.0
Other non-operating expenses	1.1	—	—	1.1
Total expenses	789.2	292.8	(55.0)	1,027.0
Other income (loss)
Net investment gains of Consolidated Funds	—	507.8	(2.3)	505.5
Income before provision for income taxes	138.5	441.3	35.5	615.3
Provision for income taxes	10.5	—	—	10.5
Net income	128.0	441.3	35.5	604.8
Net income (loss) attributable to non-controlling interests in consolidated entities	(37.7)	—	476.8	439.1
Net income attributable to Carlyle Holdings	165.7	441.3	(441.3)	165.7
Net income attributable to non-controlling interests in Carlyle Holdings	126.2	—	—	126.2
Net income attributable to The Carlyle Group L.P.	$39.5	$441.3	$(441.3)	$39.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Cash flows from operating activities
Net income	$6.8	$128.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17.8	39.9
Equity-based compensation	75.4	89.9
Excess tax benefits related to equity-based compensation	0.7	(0.5)
Non-cash performance fees	(7.4)	(278.8)
Other non-cash amounts	(2.3)	23.8
Investment loss	18.3	27.3
Purchases of investments and trading securities	(23.8)	(40.9)
Proceeds from the sale of investments and trading securities	67.2	283.4
Payments of contingent consideration	(75.6)	(3.3)
Change in deferred taxes, net	(5.3)	(0.3)
Change in due from affiliates and other receivables	1.0	(7.8)
Change in receivables and inventory of a consolidated real estate VIE	(21.9)	(34.4)
Change in deposits and other	(0.3)	(6.3)
Change in other assets of a consolidated real estate VIE	8.6	15.8
Change in accounts payable, accrued expenses and other liabilities	(24.5)	(33.1)
Change in accrued compensation and benefits	(143.6)	(11.4)
Change in due to affiliates	(22.8)	12.0
Change in other liabilities of a consolidated real estate VIE	6.2	31.9
Change in deferred revenue	175.2	106.9
Net cash provided by operating activities	49.7	342.1
Cash flows from investing activities
Change in restricted cash	5.7	18.3
Purchases of fixed assets, net	(4.2)	(17.4)
Net cash provided by investing activities	1.5	0.9
Cash flows from financing activities
Net payments on loans payable of a consolidated real estate VIE	(9.4)	(11.1)
Payments of contingent consideration	(0.3)	(0.5)
Excess tax benefits related to equity-based compensation	(0.7)	0.5
Distributions to common unitholders	(23.6)	(110.9)
Distributions to non-controlling interest holders in Carlyle Holdings	(85.1)	(403.6)
Contributions from non-controlling interest holders	4.3	53.7
Distributions to non-controlling interest holders	(22.1)	(44.7)
Units repurchased	(6.1)	—
Change in due to/from affiliates financing activities	2.0	(5.2)
Net cash used in financing activities	(141.0)	(521.8)
Effect of foreign exchange rate changes	9.5	(38.4)
Decrease in cash and cash equivalents	(80.3)	(217.2)
Cash and cash equivalents, beginning of period	991.5	1,242.0
Cash and cash equivalents, end of period	$911.2	$1,024.8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group L.P. (the “Partnership”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 10 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of March 31, 2016, our Corporate Private Equity segment had over $61 billion in AUM and approximately $41 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 68 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt, as well as credit, emerging markets and commodities-focused hedge funds. As of March 31, 2016, our Global Market Strategies segment had approximately $34 billion in AUM and approximately $29 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our eight U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes six NGP management fee funds and three carry funds advised by NGP. As of March 31, 2016, our Real Assets segment had approximately $37 billion in AUM and approximately $31 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 124 fund of funds vehicles. As of March 31, 2016, our Investment Solutions segment had over $46 billion in AUM and over $30 billion in Fee-earning AUM.

We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related advisory fees, performance fees (consisting of incentive fees and carried interest allocations), investment income, including realized and unrealized gains on our investments in our funds and other trading securities, as well as interest and other income. Our segment expenses primarily consist of compensation and benefits expenses, including salaries, bonuses, performance payment arrangements, and equity-based compensation excluding awards granted in our initial public offering or in connection with acquisitions and strategic investments, and general and administrative expenses. Refer to Note 17 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of March 31, 2016. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our hedge funds, fund of hedge funds vehicles, and other structured products which are open-ended and accordingly do not have permanent committed capital, we believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$13.8 bn	1999-2015	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Europe	€7.6 bn	2005-2015	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	Global Market Strategies Carry Funds			CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	CMP I	$436 mm	2004	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			CAREP II	$486 mm	2008
Carlyle Asia Partners			(Distressed)			Natural Resources Funds
CAP IV	$3.9 bn	2012	CSP IV	$677 mm	2016	Infrastructure Carry Fund
CBPF	RMB 2.0 bn	2010	CSP III	$703 mm	2011	CIP I	$1.1 bn	2006
CAP III	$2.6 bn	2008	CSP II	$1.4 bn	2007	Power Carry Funds
CAP II	$1.8 bn	2006	Carlyle Energy Mezzanine			CPP II	$1.3 bn	2014
Carlyle Japan Partners			Opportunities Fund			CPOCP	$478 mm	2013
CJP III	¥119.5 bn	2013	CEMOF II	$2.7 bn	2015	International Energy Carry Fund
CJP II	¥165.6 bn	2006	CEMOF I	$1.4 bn	2010	CIEP	$2.5 bn	2013
CJP I	¥50.0 bn	2001	Carlyle Asia Structured Credit Opportunities			NGP Energy Carry Funds
Carlyle Mexico Partners			CASCOF	$238 mm	2015	NGP XI	$5.3 bn	2014
Mexico	$134 mm	2005	Hedge Funds and Other Vehicles[1]			NGP X	$3.6 bn	2012
Carlyle MENA Partners			Long/Short Credit			NGP Agribusiness Carry Fund
MENA I	$471 mm	2008	Claren Road			NGP GAP	$402 mm	2014
Carlyle South American Buyout Fund			Opportunities Fund	$828 mm	2008	NGP Management Fee Funds
CSABF I	$776 mm	2009	Claren Road			Various[3]	$7.8 bn	2004-2008
Carlyle Sub-Saharan Africa Fund			Master Fund	$1.6 bn	2006	Legacy Energy Carry Funds
CSSAF I	$698 mm	2012	Emerging Markets Strategies			Carlyle/Riverstone Global Energy
Carlyle Peru Fund			Cross Border Equity Master Fund	$1.7 bn	2002	Energy IV	$6.0 bn	2008
CPF I	$308 mm	2012	Domestic Opportunity Master Fund	$1.2 bn	2011	Energy III	$3.8 bn	2005
Carlyle Global Partners			Emerging Sovereign Group - Various	$583 mm	2002	Energy II	$1.1 bn	2003
CGP	$3.3 bn	2015	Commodities			Carlyle/Riverstone Renewable Energy
Growth Carry Funds			Carlyle Commodity Management - Various (4)	$1.1 bn	2005-2015	Renew II	$3.4 bn	2008
Carlyle U.S. Venture/Growth Partners			Business Development Companies[2]
CEOF II	$2.4 bn	2015	Carlyle GMS Finance, Inc.	$1.2 bn	2013
CEOF I	$1.1 bn	2011	NF Investment Corp	$255 mm	2013
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001	Investment Solutions
Carlyle Europe Technology Partners			AlpInvest
CETP III	€657 mm	2014	Fund of Private Equity Funds
CETP II	€522 mm	2008	51 vehicles	€40.7 bn	2000-2016
CETP I	€222 mm	2005	Secondary Investments
Carlyle Asia Venture/Growth Partners			37 vehicles	€10.7 bn	2000-2016
CAGP IV	$1.0 bn	2008	Co-Investments
CAGP III	$680 mm	2005	36 vehicles	€11.9 bn	2000-2016
Carlyle Cardinal Ireland			Metropolitan Real Estate
CCI	€292 mm	2014	Real Estate Fund of Funds
			26 vehicles	$3.2 bn	2003-2016
			Diversified Global Asset Management[1]
			Fund of Hedge Funds
			14 vehicles	$1.5 bn	2004-2015
Note: All funds are closed-end and amounts shown represent total capital commitments as of March 31, 2016 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)
Open-ended hedge funds and other pooled vehicles. Amounts represent AUM across all products as of March 31, 2016. Our hedge fund partnerships had outstanding redemption requests for $1.5 billion in the aggregate as of April 1, 2016 and our fund of hedge funds vehicles at DGAM, which are currently in the process of winding down, had approximately $1.5 billion of AUM at March 31, 2016.

(2)	Amounts represent gross assets as of March 31, 2016.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

(4)	Carlyle Commodity Management was formerly known as Vermillion Asset Management.

Trends Affecting our Business

Although conditions in financial markets improved significantly over the course of the first quarter, the market backdrop remained challenging during the quarter.  The quarter was characterized by volatility with the S&P 500 index declining by nearly 11% in the first six weeks of the quarter and then rebounding by nearly 15% to finish up by roughly 1% at quarter end. Global stocks generally followed the same pattern as those in the U.S., although the rebound in Japan and Europe generally did not bring broad market indices in these regions into positive territory for the quarter.

In the quarter, through policy statements and forward guidance, the U.S. Federal Reserve has reduced the number of rate hikes anticipated by futures markets over the next two years and thereby mitigated concerns about the impact of rising interest rates on economic growth. We believe that this policy shift by the Federal Reserve has been the primary cause of the recent improvement in equity markets and the related strengthening of credit markets. Outside of the U.S., the introduction of negative rates and expansion of quantitative easing in Japan and Europe have resulted in a more balanced economic risk profile moving into the second quarter. However, uncertainty about the outlook for the global economy persists and further market volatility is possible.

Deal finance conditions and credit availability improved over the course of the quarter, but credit spreads remain wide relative to cyclical lows.  At the end of the first quarter, effective yields on B-rated, USD-denominated corporate credits were nearly 1% lower than at the start of the year, but roughly 3% above their cyclical lows in June 2014. For CCC-rated credits, effective yields remain 10% above their cyclical lows.  Although effective yields in European credit are much lower than in the U.S. since the baseline sovereign borrowing rate is at (0.4)% in the Eurozone as compared to 1% in the U.S., the slope of the credit curve was just as steep in Europe during the first quarter. However, market participants are anticipating that U.S. credit default rates will reach 6% by the end of the year, with the likely driver being a default rate approaching 20% for energy credits. An increase in default rates or creditor risk aversion could impair corporate funding conditions. This quarter, the impact on anticipated credit defaults in the energy markets adversely impacted the valuation of our energy mezzanine portfolio.

Although we are more optimistic than we were at the end of 2015 regarding the financial markets generally, including market volatility, it is difficult to determine the degree to which volatility in the global markets will continue and the impact that it may have on our diverse portfolio. The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Against a market backdrop that has improved, though continues to be difficult, our carry fund portfolio valuations increased 1% since the end of 2015, with a 1% increase in our Corporate Private Equity funds and an 8% increase in our Real Estate funds, offset by continued depreciation in our Legacy Energy funds, which depreciated another 3% in the quarter and a 12% decline in the value of our Global Market Strategies carry funds, primarily driven by our energy mezzanine fund. Our public portfolio appreciated by 1% based on market conditions at the end of the first quarter. The asset-weighted hedge fund performance of our reported funds was (4.6)% in the first quarter.

Current market conditions also may serve as a catalyst to generate future investment buying opportunities for our funds. Capitalizing on pockets of opportunity, we invested $3.9 billion in the first quarter and $11.3 billion over the last twelve months in new and existing investments in our carry funds that met our investment criteria and strategic objectives. This investment pace is up from the $1.5 billion invested in the first quarter of 2015. With $43 billion in carry fund dry powder (and $57 billion in dry powder across the firm), we believe we are well positioned to take advantage of new investment opportunities as they arise.

Recent Transactions
In April 2016, the Board of Directors of our general partner declared a quarterly distribution of $0.26 per common unit to common unitholders of record at the close of business on May 16, 2016, payable on May 25, 2016.

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
Our hedge funds generally pay management fees quarterly that range from 1.25% to 1.65% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs/structured products funds are governed by indentures and collateral management agreements.
With respect to ESG, we retain a specified percentage of the management fees of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2015, we retained 55% of the management fees of Carlyle Commodity Management L.L.C. (“Carlyle Commodity Management”, formerly Vermillion) based on our 55% economic interest in Carlyle Commodity Management. Effective July 1, 2015, based on a restructuring of the original acquisition agreements of Carlyle Commodity Management, in which the Partnership's economic interest increased to approximately 83%, we are entitled to approximately 83% of the management fees of Carlyle Commodity Management. Through December 31, 2015, we retained 55% of the management fees of Claren Road. Effective January 1, 2016, based on the reallocation of a departing founder's interest, we are entitled to approximately 63% of the management fees of Claren Road. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of March 31, 2016, were approximately 14% of total management fees recognized during the three months ended March 31, 2016. Management fees attributable to CP VI were approximately 15% of total management fees recognized during the three months ended March 31, 2015. No other fund generated over 10% of total management fees in the periods presented.

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
In addition to its performance fees from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment, the Partnership is also entitled to receive performance fees from certain of its Global Market Strategies funds and Investment Solutions fund of funds vehicles when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees are recognized when the performance benchmark has been achieved, and are included in performance fees in the accompanying condensed consolidated statements of operations. For our Investment Solutions and NGP funds, the timing of performance fee realizations is typically later than in our other carry funds based on the terms of such arrangements.
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). In certain instances, carried interest associated with the AlpInvest fund of funds vehicles is subject to entity level income taxes in the Netherlands.

Our performance fees are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “— Our Family of Funds.”
Performance fees for the three months ended March 31, 2016 were generated primarily from the following funds:

•	$60.7 million from Carlyle Partners V, L.P. (“CP V”) (with total AUM of approximately $10.5 billion),

•	$48.9 million from Carlyle Realty Partners V, L.P. (“CRP V”) (with total AUM of approximately $2.3 billion billion),

•	$23.9 million from Carlyle Realty Partners VII, L.P. (“CRP VII”) (with total AUM of approximately $4.3 billion),

•	$16.9 million from Carlyle Realty Partners VI, L.P. (“CR VI”) (with total AUM of approximately $2.9 billion), and

•	$(17.3) million from Carlyle Asia Partners III, L.P. (“CAP III”) (with total AUM of approximately $2.0 billion).
No other fund generated over 10% of performance fees during the three months ended March 31, 2016.
Performance fees for the three months ended March 31, 2015 were generated primarily from the following funds:
•$160.1 million from CEP III,
•$158.6 million from CP V,
•$80.0 million from CP IV, and
•$(65.0) million from Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”).
No other fund generated over 10% of performance fees during the three months ended March 31, 2015.
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

For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2016 and 2015, the reversals of performance fees were $61.0 million and $85.6 million, respectively.
Additionally, unrealized performance fees reverse when performance fees are realized, and can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of March 31, 2016, accrued performance fees and accrued giveback obligations were approximately $3.1 billion and $266.5 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2016 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at March 31, 2016, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $2.0 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have repaid a total of approximately $53.9 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2016 (amounts in millions):

	As of March 31, 2016
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$8,165	$4,053	$3,386	$921	$16,525
Level II	195	721	440	1,013	2,369
Level III	28,865	22,814	18,170	32,025	101,874
Total Fair Value	37,225	27,588	21,996	33,959	120,768
Other Net Asset Value	800	1,687	(724)	(1,000)	763
Total AUM, Excluding Available Capital Commitments	38,025	29,275	21,272	32,959	121,531
Available Capital Commitments	23,117	4,698	15,398	13,344	56,557
Total AUM	$61,142	$33,973	$36,670	$46,303	$178,088
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
In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 3 of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented and changed during the three months ended March 31, 2016 due to changes in U.S. GAAP and may change in future periods due to changes in fund terms and terminations of funds.

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

We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense. As a result of acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense. A portion of our compensation expense relates to internal fundraising costs, and compensation will fluctuate based on increases or decreases in our fundraising activity. Amounts due to employees related to such fundraising will be expensed when earned even though the benefit of the new capital and related fees will be reflected in operations over the life of the related fund.
General, Administrative and Other Expenses. General, administrative, and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment) and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items, such as the impairment of intangible assets and expenses associated with litigation and contingencies. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
We also could incur additional expenses in the future related to our acquisitions including amortization of acquired intangibles, earn-outs to equity holders and fair value adjustments on contingent consideration issued, as well as related to our global compliance efforts. As discussed in Note 6 to the unaudited condensed consolidated financial statements, we evaluate our intangible assets (including goodwill) for impairment and could record additional impairment losses in future periods.

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

Income Taxes. The Carlyle Holdings partnerships and their subsidiaries primarily operate as pass-through entities for U.S. income tax purposes and record a provision for state and local income taxes for certain entities based on applicable laws and a provision for foreign income taxes for certain foreign entities. In addition, Carlyle Holdings I GP Inc. is subject to U.S. income taxes on only a portion of our income or loss.  Depending on the sources of our taxable income or loss, our income tax provision or benefit can vary significantly from period to period.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2016, our U.S. federal income tax returns for the years 2012 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2015. Foreign tax returns are generally subject to audit from 2008 to 2015. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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
Non-GAAP Financial Measures
Economic Net Income. Economic net income, or “ENI,” is a key performance benchmark used in our industry. ENI represents segment net income which includes certain tax expense associated with performance fee compensation and excludes the impact of all other income taxes, changes in the tax receivable agreement liability, acquisition-related items including amortization and any impairment charges of acquired intangibles and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, corporate actions and infrequently occurring or unusual events. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. For segment reporting purposes, revenues and expenses, and, accordingly, segment net income, are presented on a basis that deconsolidates the Consolidated Funds. Total Segment ENI equals the aggregate of ENI for all segments. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of ENI and measures our operating profitability exclusive of performance fees, investment income from investments in our funds, performance fee-related compensation, equity-based compensation expense, and certain general, administrative and other expenses when the timing of any future payment is uncertain. Accordingly, Fee Related Earnings reflect the ability of the business to cover direct base compensation and operating expenses from fee revenues other than performance fees. Fee Related Earnings are reported as part of our segment results. We use Fee Related Earnings from operations to measure our profitability from fund management fees.
Distributable Earnings. Distributable Earnings is FRE plus realized net performance fees and realized investment income. Distributable Earnings is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders. Distributable Earnings is evaluated regularly by management in making resource deployment decisions and in assessing performance of our four segments and for compensation. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance.

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

(e)
the gross assets (including assets acquired with leverage), excluding cash and cash equivalents of our business development companies and certain carry funds (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period); and

(f)
for AlpInvest fund of funds vehicles where the commitment fee period has expired, and certain carry funds where the investment period has expired, the lower of cost or fair value of invested capital (see “Fee-earning AUM based on lower of cost or fair value and other” in the table below for the amount of this component at each period).

The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2016	2015
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$50,156	$40,855
Fee-earning AUM based on invested capital (2)	32,706	37,674
Fee-earning AUM based on collateral balances, at par (3)	17,182	17,701
Fee-earning AUM based on net asset value (4)	7,262	12,844
Fee-earning AUM based on lower of cost or fair value and other (5)	23,033	20,338
Balance, End of Period (6)	$130,339	$129,412

(1)
Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired. Increases of $9.3 billion from March 31, 2015 are related primarily to fundraising in our Corporate Private Equity, Real Assets funds, and new mandates in our AlpInvest fund of funds vehicles, plus the activation of management fees in NGP XI.

(2)
Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds. Decreases of $5.0 billion from September 30, 2014 are primarily related to large distributions for funds outside their original commitment periods in our Corporate Private Equity and Real Assets segments.

(3)
Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products. Despite fundraising of $3.4 billion for seven structured products in the twelve months ended March 31, 2016, the overall decrease of $0.5 billion from March 31, 2015 is related to decreases in the collateral balances, at par, of our structured products.

(4)
Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund and fund of hedge funds vehicles. Decrease in the twelve months ended March 31, 2016 of $5.6 billion was due to net redemptions and market depreciation in our hedge funds and fund of hedge fund vehicles of $4.1 billion and $1.2 billion, respectively.

(5)
Includes funds with fees based on gross asset value. An increase of $2.7 billion in the twelve months ended March 31, 2016 was primarily related to foreign exchange increases of $1.5 billion and appreciation in our funds with fees based on gross asset value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and

Riverstone is required for investment decisions. As of March 31, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.1 billion in AUM and $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2016	2015
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$130,994	$135,580
Inflows, including Fee-paying Commitments (1)	2,732	4,054
Outflows, including Distributions (2)	(2,104)	(4,444)
Subscriptions, net of Redemptions (3)	(1,714)	(2,096)
Changes in CLO collateral balances (4)	(976)	726
Market Appreciation/(Depreciation) (5)	(584)	114
Foreign Exchange and other (6)	1,991	(4,522)
Balance, End of Period	$130,339	$129,412

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, and fund of funds vehicles outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $3.8 billion for which fees have not yet commenced.

(2)
Outflows represent limited partner distributions from our carry funds, NGP management fee funds, and fund of funds vehicles, changes in basis for our carry funds and fund of funds vehicles where the investment period, weighted-average investment period or commitment fee period has expired, and reductions for funds that are no longer calling for fees.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2016
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$58,017	$124,578	$182,595
Commitments (1)	1,108	—	1,108
Capital Called, net (2)	(3,318)	3,008	(310)
Distributions (3)	257	(5,184)	(4,927)
Subscriptions, net of Redemptions (4)	—	(1,822)	(1,822)
Changes in CLO collateral balances (5)	—	(259)	(259)
Market Appreciation/(Depreciation) (6)	—	(973)	(973)
Foreign Exchange and other (7)	493	2,183	2,676
Balance, End of Period	$56,557	$121,531	$178,088

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles. Our hedge fund partnerships had outstanding redemption requests for $1.5 billion in the aggregate as of the beginning of the second quarter of 2016 and our fund of hedge funds vehicles at DGAM, which are currently in the process of winding-down, had approximately $1.5 billion of AUM at March 31, 2016.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Depreciation for the first quarter of 2016 was driven by declines in our hedge funds partially offset by appreciation in the public portfolio of our carry funds of $0.2 billion, or 1% and appreciation in the private portfolio of our carry funds of $0.1 billion, or 0%. Appreciation for the twelve months ended March 31, 2016 was primarily driven by appreciation in the private portfolio of our carry funds of $0.8 billion (2%) while our public portfolio of carry funds remained flat. Remaining market appreciation for the twelve months ended March 31, 2016 was driven by appreciation in our fund of funds vehicles ($3.8 billion), offset by depreciation in our hedge funds of $1.2 billion and NGP Management Fee Funds of $1.9 billion.

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

Consolidation of Certain Carlyle Funds and Variable Interest Entities
The Partnership consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. On January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. For further information on our adoption of this revised consolidation guidance, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of March 31, 2016, our Consolidated Funds represent approximately 1% of our AUM; 1% of our fund management fees for the three months ended March 31, 2016; and approximately less than 1% of our performance fees for the three months ended March 31, 2016.
We are not required under the revised consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of March 31, 2016, our consolidated CLOs held approximately $2.8 billion of total assets and comprised 96% of the assets of the Consolidated Funds and substantially all of the loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of March 31, 2016, our unaudited condensed consolidated financial statements included approximately $206 million of assets related to Urbplan.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2016 and 2015. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of

Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$289.5	$269.5
Performance fees
Realized	131.8	326.8
Unrealized	13.4	246.2
Total performance fees	145.2	573.0
Investment income (loss)
Realized	12.6	8.9
Unrealized	(22.2)	(2.1)
Total investment income (loss)	(9.6)	6.8
Interest and other income	4.7	6.0
Interest and other income of Consolidated Funds	28.9	226.3
Revenue of a consolidated real estate VIE	24.4	55.2
Total revenues	483.1	1,136.8
Expenses
Compensation and benefits
Base compensation	166.3	180.1
Equity-based compensation	75.4	89.9
Performance fee related
Realized	61.6	143.0
Unrealized	7.9	173.7
Total compensation and benefits	311.2	586.7
General, administrative and other expenses	82.3	116.8
Interest	15.3	14.6
Interest and other expenses of Consolidated Funds	23.4	237.8
Interest and other expenses of a consolidated real estate VIE	23.4	70.0
Other non-operating expenses	3.8	1.1
Total expenses	459.4	1,027.0
Other income
Net investment gains (losses) of Consolidated Funds	(8.4)	505.5
Income before provision for income taxes	15.3	615.3
Provision for income taxes	7.4	10.5
Net income	7.9	604.8
Net income (loss) attributable to non-controlling interests in consolidated entities	(2.3)	439.1
Net income attributable to Carlyle Holdings	10.2	165.7
Net income attributable to non-controlling interests in Carlyle Holdings	1.8	126.2
Net income attributable to The Carlyle Group L.P.	$8.4	$39.5

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.10	$0.58
Diluted	$0.01	$0.54
Weighted-average common units
Basic	80,885,060	67,684,674
Diluted	299,949,767	72,347,771

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues
The decrease in total revenues in 2016 was primarily due to lower appreciation in our carry funds resulting in relatively lower performance fees. Total revenues decreased $653.7 million, or 58%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the changes in total revenues for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Total Revenues, March 31, 2015	$1,136.8
Increase in fund management fees	20.0
Decrease in performance fees	(427.8)
Decrease in investment income (loss)	(16.4)
Decrease in interest and other income of Consolidated Funds	(197.4)
Decrease in revenue from a consolidated real estate VIE	(30.8)
All other changes	(1.3)
Total decrease	(653.7)
Total Revenues, March 31, 2016	$483.1
Fund Management Fees. Fund management fees increased $20.0 million, or 7%, to $289.5 million for the three months ended March 31, 2016 as compared to 2015, primarily due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds, partially offset by a decline in catch-up management fees from subsequent closes of funds that are in the fundraising period	$21.3
Management fees from funds that were deconsolidated	37.3
Lower management fees from lower assets under management in our hedge funds	(20.7)
Lower management fees from lower assets under management in our Investment Solutions funds	(4.1)
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(24.0)
Higher transaction and portfolio advisory fees	15.9
All other changes	(5.7)
Total increase in fund management fees	$20.0
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $23.5 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. The $15.9 million increase in transaction and portfolio advisory fees resulted primarily from a significant transaction related to one of our buyout funds in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Performance Fees. Performance fees decreased $427.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Performance fees by segment for the three months ended March 31, 2016 and 2015 comprised the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Millions)
Corporate Private Equity	$27.5	$513.3
Global Market Strategies	1.6	18.7
Real Assets	102.2	(8.5)
Investment Solutions	13.9	49.5
Total performance fees	$145.2	$573.0

Total carry fund appreciation	1%	6%
Further, approximately $133.1 million of our performance fees for the three months ended March 31, 2016 were related to CP V, CRP V, CRP VII, CRP VI, and CAP III, while approximately $333.7 million of our performance fees for the three months ended March 31, 2015 were related to CEP III, CP V, CP IV, and Energy III.
The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Our carry fund portfolio valuations increased 1% since the end of 2015, with a 1% increase in our Corporate Private Equity funds and an 8% increase in our Real Estate funds, offset by continued depreciation in our Legacy Energy funds, which depreciated another 3% in the quarter and a 12% decline in the value of our Global Market Strategies carry funds, primarily driven by our energy mezzanine fund. Our public portfolio appreciated by 1% based on market conditions at the end of the first quarter. The first quarter of 2016 was characterized by market volatility with the S&P 500 index declining by nearly 11% in the first six weeks of the quarter and then rebounding by nearly 15% to finish up by roughly 1% at quarter end. Global stocks generally followed the same pattern as those in the U.S., although the rebound in Japan and Europe generally did not bring broad market indices in these regions into positive territory for the quarter. In the U.S., the Federal Reserve, through policy statements and forward guidance, reduced the number of rate hikes anticipated by futures markets over the next two years and thereby mitigated concerns about the impact of rising interest rates on economic growth. We believe this policy shift by the Federal Reserve has been the primary cause of the recent improvement in equity and the related strengthening of credit markets. Further, deal finance conditions and credit availability improved over the course of the quarter, but credit spreads remained wide relative to cyclical lows. Although we are more optimistic than we were at the end of 2015 regarding the financial markets generally, including market volatility, it is difficult to determine the degree to which volatility in the global markets will continue and the impact that it may have on our diverse portfolio.
In addition, performance fees from consolidated funds decreased $7.4 million for the three months ended March 31, 2016 as compared to 2015. These fees eliminate upon consolidation.

Investment Income (Loss). Investment income (loss) decreased $16.4 million to an investment loss of $9.6 million for the three months ended March 31, 2016 as compared to investment income of $6.8 million for the three months ended March 31, 2015, primarily due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Decrease in investment losses from the investment in NGP, primarily due to carried interest reversals in NGP X in 2015	$20.3
Decrease in investment income from our buyout and growth funds	(14.1)
Increase in losses on foreign currency hedges	(12.5)
Decrease in investment income from our real assets funds, excluding NGP	(6.1)
Decrease in investment income from our distressed debt funds, hedge funds, and energy mezzanine funds	(2.8)
Increase in investment loss due to deconsolidation of certain CLOs	(1.4)
All other changes	0.2
Total decrease in investment income (loss)	$(16.4)

Interest and Other Income of Consolidated Funds. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance for the three months ended March 31, 2015 is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The consolidated fund of fund vehicles and consolidated hedge funds, as well as many of the CLOs, were deconsolidated on January 1, 2016 as part of the adoption of ASU 2015-2. See Note 2 to the unaudited condensed consolidated financial statements for more information. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and other income of Consolidated Funds decreased $197.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides explanations of the changes in interest and other income of consolidated funds for the three months ended March 31, 2016:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Decrease in interest and other income from CLOs due to deconsolidation	$(154.8)
Absence of interest, dividend and other income from fund of funds vehicles due to deconsolidation	(21.0)
Absence of interest, dividend and other income from hedge funds due to deconsolidation	(21.6)
Total decrease in interest and other income from Consolidated Funds	$(197.4)
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $24.4 million for the three months ended March 31, 2016 as compared to $55.2 million in 2015. The decrease in revenue of a consolidated real estate VIE in 2016 primarily represents a decrease in the number of completed land development projects in 2016 as compared to 2015. Urbplan recognizes revenue for land development services under the completed contract method.

Expenses
Total expenses decreased $567.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the changes in total expenses for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Total Expenses, March 31, 2015	$1,027.0
Increases (Decreases):
Decrease in total compensation and benefits	(275.5)
Decrease in general, administrative and other expenses	(34.5)
Decrease in interest and other expenses of Consolidated Funds	(214.4)
Decrease in interest and other expenses of a consolidated real estate VIE	(46.6)
All other changes	3.4
Total decrease	(567.6)
Total Expenses, March 31, 2016	$459.4

Total Compensation and Benefits. Total compensation and benefits decreased $275.5 million, or 47%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Decrease in base compensation	$(13.8)
Decrease in equity-based compensation	(14.5)
Decrease in performance fee related compensation	(247.2)
Total decrease in total compensation and benefits	$(275.5)
Base compensation and benefits. Base compensation and benefits decreased $13.8 million, or 8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Decrease in headcount and bonuses	$(8.4)
Decrease in compensation costs associated with fundraising activities	(7.2)
All other changes	1.8
Total decrease in base compensation and benefits	$(13.8)
Equity-based Compensation. Equity-based compensation decreased $14.5 million for the three months ended March 31, 2016 as compared to three months ended March 31, 2015. The decrease in equity-based compensation is due primarily to the settlement of the DGAM earnout agreement due to the wind down of DGAM in 2016 and the absence in 2016 of a $7.5 million cumulative catch-up expense recorded in the three months ended March 31, 2015 associated with a change in the estimated forfeiture rates in 2015. These decreases were partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.

Performance fee related compensation expense. Performance fee related compensation expense decreased $247.2 million for the three months ended March 31, 2016 as compared to three months ended March 31, 2015. Performance fee related compensation as a percentage of performance fees was 48% and 55% for the three months ended March 31, 2016 and 2015, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 55% for the three months ended March 31, 2015 is higher than the 48% for the three months ended March 31, 2016, primarily due to higher performance fees earned during the three months ended March 31, 2015 by our private equity fund of funds vehicles in our Investment Solutions segment (which pay a higher ratio of performance fees as compensation) and our Legacy Energy funds in our Real Assets segment (which had carry reversals during the three months ended March 31, 2015 without the corresponding reversal of performance fee compensation expense).
General, Administrative and Other Expenses. General, administrative and other expenses decreased $34.5 million for the three months ended March 31, 2016 as compared to three months ended March 31, 2015, primarily due to:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Intangible asset impairment losses in 2015	$(11.8)
Higher legal and professional fees	6.3
Higher external fundraising costs	3.8
Foreign exchange adjustments and other changes	(32.8)
Total decrease in general, administrative and other expenses	$(34.5)
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $214.4 million for the three months ended March 31, 2016 as compared to three months ended March 31, 2015. The decrease is primarily due to lower interest expense on the consolidated CLOs and the absence in 2016 of interest and other expenses of hedge funds and fund of funds vehicles that were deconsolidated on January 1, 2016. See Note 2 to the condensed consolidated financial statements for more information on our adoption of the new consolidation accounting guidance.
The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of the CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE decreased $46.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Lower expenses associated with land development services as a result of the completion of fewer related land development projects	$(30.3)
Lower expenses related to fair market value adjustment for Urbplan loans *	(5.1)
Lower interest expense	(2.7)
Lower compensation and benefits	(0.9)
Lower general, administrative and other expenses	(7.6)
Total decrease in interest and other expenses of a Consolidated Real Estate VIE	$(46.6)
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.

Other Non-operating (Income) Expenses. Other non-operating expenses increased $2.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to changes in the fair value of contingent consideration associated with the Partnership's acquisitions.
Generally, the contingent consideration associated with the Partnership's acquisitions is payable at future dates over a period of years. Because the estimated fair value of these obligations relies upon estimates of cash flows in those future periods, there will be inherent volatility in the fair value of the Partnership's liability (and as a result, the periodic expense recognized) until such time as the future cash flow projections become more definitive. However, if the financial performance of the acquisitions is consistent with, or exceeds, the Partnership's forecasts, the fair value of the contingent consideration liabilities will increase over time (with a corresponding expense) as the actual performance measurement date for the payment approaches.

Net Investment Gains (Losses) of Consolidated Funds
For the three months ended March 31, 2016, net investment losses of Consolidated Funds were $8.4 million as compared to net investment gains of $505.5 million for the three months ended March 31, 2015. For periods prior to January 1, 2016, this balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. On January 1, 2016, the Partnership adopted new consolidation accounting guidance that allowed the Partnership to deconsolidate the AlpInvest fund of funds vehicles, hedge funds, and the majority of its CLOs. As a result, for the three months ended March 31, 2016, net investment gains (losses) only comprise the activity of the remaining consolidated CLOs and certain other funds. See Note 2 to the unaudited condensed consolidated financial statements for more information on the Partnership's adoption of the new consolidation accounting guidance. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Realized gains (losses)	$(6.2)	$224.6
Net change in unrealized gains (losses)	(61.6)	335.9
Total gains (losses)	(67.8)	560.5
Gains (losses) from liabilities of CLOs	59.4	(55.5)
Gains on other assets of CLOs	—	0.5
Total investment gains (losses) of Consolidated Funds	$(8.4)	$505.5
For periods prior to January 1, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of consolidated CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. For the three months ended March 31, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of consolidated CLO investments in loans and bonds.
The net investment gains (losses) for the three months ended March 31, 2016 and 2015 were due to the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Millions)
Gains attributable to the consolidated AlpInvest fund of funds vehicles	$—	$478.5
Gains attributable to the consolidated hedge funds	—	102.4
Gains (losses) attributable to other consolidated funds	2.3	(32.6)
Net depreciation of CLOs	(10.7)	(42.8)
Total net investment gains (losses)	$(8.4)	$505.5

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities
Net loss attributable to non-controlling interests in consolidated entities was $2.3 million for the three months ended March 31, 2016 as compared to net income attributable to non-controlling interests of $439.1 million for the three months ended March 31, 2015. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
The net income of our Consolidated Funds for the three months ended March 31, 2016 and 2015 is comprised of the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Millions)
Net income from the consolidated AlpInvest fund of funds vehicles	$—	$448.7
Net income from the consolidated hedge funds	—	75.5
Net loss from the consolidated CLOs	(10.3)	(48.5)
Net income (loss) from other consolidated funds	1.1	(34.4)
Total net income (loss) of our Consolidated Funds	$(9.2)	$441.3
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $8.4 million for the three months ended March 31, 2016 as compared to net income attributable to the Partnership of $39.5 million for the three months ended March 31, 2015. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 25% and 21% as of March 31, 2016 and 2015, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $7.5 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2016 and 2015. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$279.9	$296.6
Portfolio advisory fees, net	3.2	5.8
Transaction fees, net	20.3	1.8
Total fund level fee revenues	303.4	304.2
Performance fees
Realized	132.0	321.7
Unrealized	16.0	280.5
Total performance fees	148.0	602.2
Investment income (loss)
Realized	7.5	(82.0)
Unrealized	(13.9)	54.0
Total investment income (loss)	(6.4)	(28.0)
Interest	3.0	0.8
Other income	3.1	5.7
Total revenues	451.1	884.9
Segment Expenses
Compensation and benefits
Direct base compensation	121.8	121.9
Indirect base compensation	39.8	51.0
Equity-based compensation	31.4	32.3
Performance fee related
Realized	61.9	143.3
Unrealized	10.8	177.1
Total compensation and benefits	265.7	525.6
General, administrative, and other indirect expenses	74.4	66.5
Depreciation and amortization expense	7.3	5.5
Interest expense	15.2	14.6
Total expenses	362.6	612.2
Economic Net Income (Loss)	$88.5	$272.7
(-) Net Performance Fees	75.3	281.8
(-) Investment Income (Loss)	(6.4)	(28.0)
(+) Equity-based Compensation	31.4	32.3
(=) Fee Related Earnings	$51.0	$51.2
(+) Realized Net Performance Fees	70.1	178.4
(+) Realized Investment Income (Loss)	7.5	(82.0)
(=) Distributable Earnings	$128.6	$147.6

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Income before provision for income taxes	$15.3	$615.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	45.4	59.0
Acquisition related charges, including amortization of intangibles and impairment	17.7	40.6
Other non-operating expense	3.8	1.1
Tax expense associated with performance fee compensation	(3.3)	(5.2)
Net (income) loss attributable to non-controlling interests in consolidated entities	2.3	(439.1)
Severance and other adjustments	7.3	1.0
Economic Net Income	$88.5	$272.7
Net performance fees(1)	75.3	281.8
Investment income (loss)(1)	(6.4)	(28.0)
Equity-based compensation	31.4	32.3
Fee Related Earnings	$51.0	$51.2
Realized performance fees, net of related compensation	70.1	178.4
Realized investment income (loss)(1)	7.5	(82.0)
Distributable Earnings	$128.6	$147.6

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$131.8	$0.2	$132.0
Unrealized	13.4	2.6	16.0
Total performance fees	145.2	2.8	148.0
Performance fee related compensation expense
Realized	61.6	0.3	61.9
Unrealized	7.9	2.9	10.8
Total performance fee related compensation expense	69.5	3.2	72.7
Net performance fees
Realized	70.2	(0.1)	70.1
Unrealized	5.5	(0.3)	5.2
Total net performance fees	$75.7	$(0.4)	$75.3
Investment income (loss)
Realized	$12.6	$(5.1)	$7.5
Unrealized	(22.2)	8.3	(13.9)
Investment income (loss)	$(9.6)	$3.2	$(6.4)

	Three Months Ended March 31, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$326.8	$(5.1)	$321.7
Unrealized	246.2	34.3	280.5
Total performance fees	573.0	29.2	602.2
Performance fee related compensation expense
Realized	143.0	0.3	143.3
Unrealized	173.7	3.4	177.1
Total performance fee related compensation expense	316.7	3.7	320.4
Net performance fees
Realized	183.8	(5.4)	178.4
Unrealized	72.5	30.9	103.4
Total net performance fees	$256.3	$25.5	$281.8
Investment income (loss)
Realized	$8.9	$(90.9)	$(82.0)
Unrealized	(2.1)	56.1	54.0
Total investment income (loss)	$6.8	$(34.8)	$(28.0)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, and (iii) the reclassification of NGP X performance fees, which are included in investment income in the U.S. GAAP financial statements. Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments to performance fee related compensation expense relate to the inclusion of certain tax expenses associated with performance fee related compensation. Adjustments are also included in these financial statement captions to reflect Carlyle’s economic interests in Claren Road, ESG and Carlyle Commodity Management.

Economic Net Income (Loss) and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$32.2	$289.0
Global Market Strategies	(5.5)	9.6
Real Assets	61.5	(33.4)
Investment Solutions	0.3	7.5
Economic Net Income (Loss)	$88.5	$272.7
Distributable Earnings
Corporate Private Equity	$104.5	$193.9
Global Market Strategies	0.8	8.5
Real Assets	19.5	(61.7)
Investment Solutions	3.8	6.9
Distributable Earnings	$128.6	$147.6

Segment Analysis

Discussed below is our DE, FRE and ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and, for periods prior to July 1, 2015, Carlyle Commodity Management based on our 55% economic interest in those entities. Effective July 1, 2015, our segment revenue and expenses related to Carlyle Commodity Management are based on our approximate 83% economic interest in that entity. Further, effective January 1, 2016, our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$127.2	$134.3
Portfolio advisory fees, net	3.1	5.2
Transaction fees, net	20.3	1.5
Total fund level fee revenues	150.6	141.0
Performance fees
Realized	126.2	306.0
Unrealized	(93.1)	200.7
Total performance fees	33.1	506.7
Investment income (loss)
Realized	4.5	2.7
Unrealized	(6.1)	7.4
Total investment income (loss)	(1.6)	10.1
Interest	0.9	0.3
Other income	1.5	2.9
Total revenues	184.5	661.0
Segment Expenses
Compensation and benefits
Direct base compensation	59.8	53.7
Indirect base compensation	19.6	26.3
Equity-based compensation	17.8	17.3
Performance fee related
Realized	58.6	137.0
Unrealized	(44.7)	95.7
Total compensation and benefits	111.1	330.0
General, administrative, and other indirect expenses	30.9	31.7
Depreciation and amortization expense	3.4	2.7
Interest expense	6.9	7.6
Total expenses	152.3	372.0
Economic Net Income	$32.2	$289.0
(-) Net Performance Fees	19.2	274.0
(-) Investment Income (Loss)	(1.6)	10.1
(+) Equity-based Compensation	17.8	17.3
(=) Fee Related Earnings	$32.4	$22.2
(+) Realized Net Performance Fees	67.6	169.0
(+) Realized Investment Income	4.5	2.7
(=) Distributable Earnings	$104.5	$193.9

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Distributable Earnings

Distributable Earnings decreased $89.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the changes in distributable earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2015	$193.9
Increases (decreases):
Decrease in realized net performance fees	(101.4)
Increase in realized investment income	1.8
Increase in fee related earnings	10.2
Total decrease	(89.4)
Distributable earnings, March 31, 2016	$104.5

Realized Net Performance Fees. Realized net performance fees decreased $101.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to fewer exits from funds in carry. Realized net performance fees were primarily generated by the following funds for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,
2016	2015
CP V	CP IV
CAP III	CP V
CVP III	CEP III
CEP III	—

Realized Investment Income. Realized investment income increased $1.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in realized investment income for the three months ended March 31, 2016 was primarily from our investments in Europe buyout funds.

Fee Related Earnings

Fee related earnings increased $10.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2015	$22.2
Increases (decreases):
Increase in fee revenues	9.6
Decrease in direct and indirect base compensation	0.6
Decrease in general, administrative and other expenses	0.8
All other changes	(0.8)
Total increase	10.2
Fee related earnings, March 31, 2016	$32.4

Fee Revenues. Total fee revenues increased $9.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Lower fund management fees	$(7.1)
Higher transaction fees	18.8
Lower portfolio advisory fees	(2.1)
Total increase in fee revenues	$9.6

The decrease in fund management fees for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to $11.6 million decrease in catch-up management fees from $12.1 million for the three months ended March 31, 2015 to $0.5 million for the three months ended March 31, 2016. Catch-up management fees for the three months ended March 31, 2016 were primarily driven by a subsequent closing for our second U.S. mid-market buyout fund (“CEOF II”). Catch-up management fees for the three months ended March 31, 2015 were driven by subsequent closings for our fourth Europe buyout fund (“CEP IV”), our third Japan buyout fund (“CJP III”), and our third Europe technology fund (“CETP III”).

The total weighted-average management fee rate increased from 1.23% at March 31, 2015 to 1.27% at March 31, 2016. The increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $40.9 billion and $39.4 billion as of March 31, 2016 and 2015, respectively, reflecting an increase of $1.5 billion.

The increase in transaction fees was primarily from a significant investment in one of our buyout funds in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $0.6 million, or 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to lower compensation costs related to fundraising activities of approximately $4.7 million. This decrease was partially offset by increased headcount.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $0.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to lower negative foreign currency adjustments, partially offset by $1.6 million of increased external costs associated with fundraising activities in 2016 as compared to 2015.

Economic Net Income

Economic net income decreased $256.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in economic net income for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Economic net income, March 31, 2015	$289.0
Increases (decreases):
Decrease in net performance fees	(254.8)
Decrease in investment income (loss)	(11.7)
Increase in equity-based compensation	(0.5)
Increase in fee related earnings	10.2
Total decrease	(256.8)
Economic net income, March 31, 2016	$32.2

Performance Fees. Performance Fees (realized and unrealized) decreased $473.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to lower fund appreciation and are from the following types of funds:

	Performance Fees
	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Buyout funds	$43.5	$493.8
Growth Capital funds	(10.4)	12.9
Total	$33.1	$506.7

The $33.1 million of performance fees for the three months ended March 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CP V of $60.8 million,
•CEP III of $6.7 million,
•CAP III of $(17.3) million, and
•CEOF of $(7.1) million.

The $506.7 million of performance fees for the three months ended March 31, 2015 was driven by performance fees recognized from the following funds:

•CEP III of 159.3 million,
•CP V of $157.8 million, and
•CP IV of $76.8 million.

Performance fees of $33.1 million and $506.7 million are inclusive of performance fees reversed of approximately $46.4 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

The appreciation in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2016	2015
Buyout funds	1%	9%
Growth Capital funds	(2)%	3%
Total	1%	8%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Net Performance Fees	$19.2	$274.0

Percentage of Total Performance Fees	58%	54%

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

Total investment income (loss). Total investment loss (realized and unrealized) for the three months ended March 31, 2016 was $1.6 million as compared to total investment income of $10.1 million for the three months ended March 31, 2015. The decrease in total investment income from the three months ended March 31, 2015 to the three months ended March 31, 2016 relates primarily to unrealized losses on foreign currency hedges and depreciation on investments in the Europe buyout funds and U.S. growth funds for the three months ended March 31, 2016 compared to appreciation on investments in these U.S. and Europe buyout funds and U.S. growth funds for the three months ended March 31, 2015.

Equity-based compensation. Equity-based compensation was $17.8 million for the three months ended March 31, 2016, an increase of $0.5 million from $17.3 million for the three months ended March 31, 2015.
Fee-earning AUM as of and for the Three Months Ended March 31, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2016	2015
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,855	$22,648
Fee-earning AUM based on invested capital	12,860	15,426
Fee-earning AUM based on lower of cost or fair value	2,194	1,289
Total Fee-earning AUM	$40,909	$39,363
Weighted Average Management Fee Rates (2)
All Funds	1.27%	1.23%
Funds in Investment Period	1.43%	1.42%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2016	2015
Corporate Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$40,926	$40,249
Inflows, including Fee-paying Commitments (1)	267	704
Outflows, including Distributions (2)	(727)	(963)
Market Appreciation/(Depreciation) (3)	—	(5)
Foreign Exchange and other (4)	443	(622)
Balance, End of Period	$40,909	$39,363

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was flat at $40.9 billion at both March 31, 2016 and December 31, 2015. Changes in activity included, inflows of $0.3 billion, primarily a result of limited partner commitments raised by CEOF II and foreign exchange gains of $0.4 billion, primarily attributable to our Europe buyout funds, and outflows of $0.7 billion from distributions in several funds outside of the original investment period. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $40.9 billion at March 31, 2016, an increase of $1.5 billion, or approximately 4%, compared to $39.4 billion at March 31, 2015. Driving this increase were inflows of $6.0 billion primarily attributable to limited partner commitments raised by CEP IV and CEOF II, in addition to investments in several of our funds based on invested capital and foreign exchange gains of $0.4 billion. Offsetting the increase were outflows of $4.6 billion for dispositions in our funds outside the original investment period and market depreciation of $0.3 billion.
Fee-earning AUM was $39.4 billion at March 31, 2015, a decrease of $0.9 billion, or approximately 2%, compared to $40.2 billion at December 31, 2014. This decrease was due to outflows of $1.0 billion from distributions in several funds outside of the investment period and a decrease of $0.6 billion from foreign exchange, primarily on our Euro-based funds. Offsetting these outflows were inflows of $0.7 billion, primarily a result of limited partner commitments raised by CEP IV, our third Japan buyout fund ("CJP III"), and our recent vintage Europe technology fund ("CETP III").

Total AUM as of and for the Three Months Ended March 31, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2016
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$24,212	$38,932	$63,144
Commitments (1)	(100)	—	(100)
Capital Called, net (2)	(1,301)	1,177	(124)
Distributions (3)	32	(2,653)	(2,621)
Market Appreciation/(Depreciation) (4)	—	155	155
Foreign Exchange and other (5)	274	414	688
Balance, End of Period	$23,117	$38,025	$61,142

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $61.1 billion at March 31, 2016, a decrease of $2.0 billion, or approximately 3%, compared to $63.1 billion as of December 31, 2015. This decrease was driven by net distributions of $2.6 billion primarily in CP V, CEP III, and our third Asia buyout fund ("CAP III"). Offsetting the decrease was $0.7 billion in foreign exchange gains primarily driven by our Europe and Japan buyout funds and $0.2 billion of market appreciation due to a 1% increase in our portfolio of carry funds for the period. Our carry fund private portfolio appreciated 2% ($0.4 billion), offset by public portfolio depreciation of 1% ($0.1 billion) and depreciation was in our coinvestment vehicles. The carry funds driving appreciation for the period included $0.3 billion attributable to CP V (4% appreciation) and $0.1 billion attributable to CP VI (2% appreciation), partially offset by $0.1 billion of depreciation attributable to CAP III (4% depreciation).
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2016, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2016					Inception to March 31, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,041.4	2.4x	16%	13%	$6,827.6	$17,281.1	2.5x	18%
CP V	5/2007	$13,719.7	$13,001.4	$25,153.0	1.9x	18%	13%	$7,990.8	$20,719.6	2.6x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€3,937.5	1.9x	36%	20%	€1,489.4	€3,571.1	2.4x	55%
CEP III	12/2006	€5,294.9	€5,064.7	€10,944.5	2.2x	19%	14%	€3,413.0	€8,593.0	2.5x	22%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,633.6	$2,881.4	1.8x	11%	8%	$720.0	$2,194.9	3.0x	24%
CAP III	5/2008	$2,551.6	$2,527.3	$4,779.0	1.9x	20%	14%	$1,523.8	$2,896.2	1.9x	20%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,992.2	2.9x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥184,576.5	1.3x	5%	2%	¥64,306.1	¥102,760.1	1.6x	10%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,098.9	1.9x	19%	13%	$502.9	$1,158.6	2.3x	27%
CEOF I	5/2011	$1,119.1	$1,105.6	$1,463.0	1.3x	18%	11%	$221.0	$649.1	2.9x	53%
CETP II	2/2007	€521.6	€436.4	€1,025.7	2.4x	25%	16%	€216.9	€835.7	3.9x	35%
CAGP IV	6/2008	$1,041.4	$949.9	$1,343.4	1.4x	12%	6%	$175.8	$418.6	2.4x	31%
All Other Funds (9)	Various		$3,883.6	$6,236.7	1.6x	17%	7%	$3,100.9	$5,294.6	1.7x	19%
Coinvestments and Other (10)	Various		$9,463.8	$22,421.5	2.4x	36%	33%	$6,149.3	$18,397.3	3.0x	36%
Total Fully Invested Funds			$58,670.9	$124,559.4	2.1x	26%	19%	$41,101.8	$105,047.5	2.6x	29%
Funds in the Investment Period (6)
CP VI (12)	5/2012	$13,000.0	$5,723.0	$6,102.6	1.1x	NM	NM
CEP IV (12)	8/2013	€3,669.5	€1,357.0	€1,414.8	1.0x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$1,798.6	$1,815.0	1.0x	NM	NM
CGFSP II (12)	4/2013	$1,000.0	$481.5	$544.5	1.1x	NM	NM
CJP III (12)	8/2013	¥119,505.1	¥40,320.3	¥51,185.1	1.3x	NM	NM
CEOF II (12)	3/2015	$2,400.0	$429.2	$421.4	1.0x	NM	NM
All Other Funds (11)	Various		$1,735.7	$1,644.2	0.9x	(5)%	(15)%
Total Funds in the Investment Period			$12,070.7	$12,592.9	1.0x	4%	(5)%	$197.6	$358.0	1.8x	40%
TOTAL CORPORATE PRIVATE EQUITY (13)			$70,741.6	$137,152.2	1.9x	26%	18%	$41,299.4	$105,405.5	2.6x	29%

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

(9)	Aggregate includes the following funds: CP I, CMG, CVP I, CVP II, CUSGF III, CEVP, CETP I, CAVP I, CAVP II, CAGP III, Mexico, CBPF, and MENA.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes the following funds: CGP, CSABF, CSSAF, CPF I, CCI, and CETP III.

(12)
Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, August 2013 for CEP IV, August 2014 for CJP III, and March 2015 for CEOF II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2016
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$8,247.1	1.6x	1.9x	95%	X	X	100%	Jun-07	36	May-13
CP VI	$5,896.7	1.0x	1.1x	44%			100%	Jun-13	12	May-18
CEP III	€3,515.5	2.2x	2.2x	96%	X	X	100%	Jul-07	35	Dec-12
CAP III	$1,775.5	1.8x	1.9x	99%	X	X	100%	Jun-08	32	May-14
CAP IV	$1,755.2	0.9x	1.0x	46%			100%	Jul-13	11	Nov-18
CEP IV	€1,370.6	1.0x	1.0x	37%			100%	Sep-14	7	Aug-19
CGFSP I	$1,131.6	1.6x	1.9x	98%	X	X	100%	Oct-08	30	Sep-14
CP IV	$1,017.8	1.3x	2.4x	97%	X	X	80%	Apr-05	44	Dec-10
CEOF I	$968.7	1.1x	1.3x	99%	X		80%	Sep-11	19	May-17
CAGP IV	$840.5	1.1x	1.4x	91%			100%	Aug-08	31	Jun-14
CJP II	¥75,207.6	1.2x	1.3x	86%			80%	Oct-06	38	Jul-12
CAP II	$593.7	0.9x	1.8x	90%	(X)		80%	Mar-06	41	Feb-12
CJP III	¥66,071.6	1.3x	1.3x	34%			100%	Sep-13	11	Feb-20
CGFSP II	$568.0	1.1x	1.1x	48%	X		100%	Jun-13	12	Dec-17
CEOF II	$437.6	1.0x	1.0x	18%			80%	Nov-15	2	Mar-21
CETP II	€320.7	1.4x	2.4x	84%	X	X	100%	Jan-08	33	Jul-13
CEP II	€246.6	0.5x	1.9x	113%	X	X	80%	Sep-03	51	Sep-08
All Other Funds (8)	$2,560.5	1.0x	2.1x		NM	NM
Coinvestment and Other (9)	$4,763.7	1.5x	2.4x		NM	NM
Total Corporate Private Equity (10)	$38,018.8	1.3x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road, ESG and Carlyle Commodity Management. The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$51.1	$55.5
Portfolio advisory fees, net	0.1	0.5
Transaction fees, net	—	—
Total fund level fee revenues	51.2	56.0
Performance fees
Realized	1.8	4.6
Unrealized	(0.3)	18.7
Total performance fees	1.5	23.3
Investment income (loss)
Realized	0.8	1.6
Unrealized	(2.1)	(4.2)
Total investment income (loss)	(1.3)	(2.6)
Interest	1.5	0.5
Other income	1.1	1.3
Total revenues	54.0	78.5
Segment Expenses
Compensation and benefits
Direct base compensation	23.2	28.2
Indirect base compensation	8.2	8.8
Equity-based compensation	5.0	5.2
Performance fee related
Realized	0.8	2.3
Unrealized	(1.1)	8.2
Total compensation and benefits	36.1	52.7
General, administrative, and other indirect expenses	19.2	12.3
Depreciation and amortization expense	1.5	1.1
Interest expense	2.7	2.8
Total expenses	59.5	68.9
Economic Net Income (Loss)	$(5.5)	$9.6
(-) Net Performance Fees	1.8	12.8
(-) Investment Loss	(1.3)	(2.6)
(+) Equity-based Compensation	5.0	5.2
(=) Fee Related Earnings	$(1.0)	$4.6
(+) Realized Net Performance Fees	1.0	2.3
(+) Realized Investment Income	0.8	1.6
(=) Distributable Earnings	$0.8	$8.5

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Distributable Earnings

Distributable Earnings decreased $7.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2015	$8.5
Increases (decreases):
Decrease in realized net performance fees	(1.3)
Decrease in realized investment income (loss)	(0.8)
Decrease in fee related earnings	(5.6)
Total decrease	(7.7)
Distributable earnings, March 31, 2016	$0.8

Realized Net Performance Fees. Realized net performance fees decreased $1.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The majority of realized net performance fees were generated by the following funds for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015
Structured Credit Funds	Structured Credit Funds
ESG	ESG

Realized Investment Income. Realized investment income for the three months ended March 31, 2016 was $0.8 million compared to realized investment income of $1.6 million for the three months ended March 31, 2015.

Fee Related Earnings

Fee related earnings decreased $5.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2015	$4.6
Increases (decreases):
Decrease in fee revenues	(4.8)
Decrease in direct and indirect base compensation	5.6
Increase in general, administrative and other expenses	(6.9)
All other changes	0.5
Total decrease	(5.6)
Fee related earnings, March 31, 2016	$(1.0)

Fee Revenues. Fee revenues decreased $4.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Lower fund management fees	$(4.4)
Lower portfolio advisory fees	(0.4)
Total decrease in fee revenues	$(4.8)

The decrease in fund management fees for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to lower hedge fund assets under management. Hedge fund assets under management decreased to $6.3 billion at March 31, 2016 from $11.3 billion at March 31, 2015, primarily due to redemptions and depreciation.

The weighted average management fee rate on our hedge funds decreased from 1.69% at March 31, 2015 to 1.53% at March 31, 2016 primarily due to both the reduction of fee rates and lower fee basis caused by net redemptions in our Claren Road funds. The weighted average management fee rate on our carry funds decreased from 1.48% to 1.38% primarily due to the reduction in both the fee basis and rate of CEMOF I and our third distressed and corporate opportunities fund (“CSP III”) as they switched from commitments to invested equity at the end of the original investment period, which was not fully offset by the $9.3 million from activation of fees on our second energy mezzanine opportunity fund (“CEMOF II”).
Direct and indirect compensation expense. Direct and indirect compensation expense decreased $5.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to lower headcount. Included in our direct and indirect compensation expense for the three months ended March 31, 2016 is $2.5 million associated with fundraising activities, which is roughly flat with the three months ended March 31, 2015.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $6.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to higher professional fees and higher external costs associated with fundraising activities of $2.7 million.
Economic Net Income (Loss)
Economic net income (loss) decreased $15.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in economic net income (loss) for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Economic net income (loss), March 31, 2015	$9.6
Increases (decreases):
Decrease in net performance fees	(11.0)
Decrease in investment loss	1.3
Decrease in equity-based compensation	0.2
Decrease in fee related earnings	(5.6)
Total decrease	(15.1)
Economic net income (loss), March 31, 2016	$(5.5)

Performance Fees. Performance fees (realized and unrealized) for the three months ended March 31, 2016 and 2015 are from the following types of funds:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Carry funds	$(1.5)	$17.0
Hedge funds	1.4	1.9
Structured credit funds	1.6	4.4
Performance fees	$1.5	$23.3

The $1.5 million of performance fees for the three months ended March 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CMP II of $3.3 million,
•CCM funds of $1.1 million,
•CLOs of $1.6 million, and
•CSP III of $(5.6) million.

The $23.3 million of performance fees for the three months ended March 31, 2015 was driven by performance fees recognized from the following funds:

•CMP II of $5.9 million, and
•CEMOF of $4.8 million.

Performance fees of $1.5 million and $23.3 million are inclusive of performance fees reversed of approximately $5.7 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended March 31,
	2016	2015
Carry funds	(12)%	3%

Net performance fees decreased $11.0 million to $1.8 million for the three months ended March 31, 2016 as compared to $12.8 million for the three months ended March 31, 2015.

Total Investment Income (Loss). Total investment loss (realized and unrealized) for the three months ended March 31, 2016 was $1.3 million compared to total investment loss of $2.6 million for the three months ended March 31, 2015. The decrease in investment loss relates primarily to appreciation on certain U.S. and Euro-denominated collateralized loan obligations for the three months ended March 31, 2016 as compared to depreciation on investments in Euro-denominated collateralized loan obligations for the three months ended March 31, 2015.

Equity-based Compensation. Equity-based compensation was $5.0 million for the three months ended March 31, 2016, a decrease of $0.2 million from $5.2 million for the three months ended March 31, 2015.

Fee-earning AUM as of and for the Three Months Ended March 31, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2016	2015
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,579	$1,916
Fee-earning AUM based on invested capital	1,650	595
Fee-earning AUM based on collateral balances, at par	17,182	17,701
Fee-earning AUM based on net asset value	5,716	10,783
Fee-earning AUM based on other (2)	1,471	995
Total Fee-earning AUM	$28,598	$31,990
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.47%	1.65%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2016	2015
Global Market Strategies	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,972	$33,898
Inflows, including Fee-paying Commitments (1)	349	6
Outflows, including Distributions (2)	(223)	(63)
Subscriptions, net of Redemptions (3)	(1,448)	(2,085)
Changes in CLO collateral balances (4)	(976)	726
Market Appreciation/(Depreciation) (5)	(433)	55
Foreign Exchange and other (6)	357	(547)
Balance, End of Period	$28,598	$31,990

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, and reductions for funds that are no longer calling fees.

(3)
Represents subscriptions and redemptions in our hedge funds and mutual fund. Our hedge fund partnerships had outstanding redemption requests for $1.5 billion in the aggregate as of the beginning of the second quarter of 2016.

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

Fee-earning AUM was $28.6 billion at March 31, 2016, a decrease of $2.4 billion, or approximately 8%, compared to $31.0 billion at December 31, 2015. This decrease was primarily a result of (a) net redemptions of $1.4 billion in our hedge funds, (b) net decreases of $1.0 billion in our CLO collateral balances, (c) net outflows including distributions of $0.2 billion, and (d) market depreciation of $0.4 billion. Offsetting these decreases were increases from foreign exchange on our Euro-denominated CLOs of $0.4 billion. Amounts raised this quarter in the first close of our latest vintage distressed debt fund ("CSP IV") are not currently included in Fee-earning AUM. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $28.6 billion at March 31, 2016, a decrease of $3.4 billion, or approximately 11%, compared to $32.0 billion at March 31, 2015. This decrease was driven by (a) net redemptions in our hedge funds of $3.7 billion, primarily in our hedge funds at Claren Road and ESG, (b) net outflows including distributions of $1.2 billion, primarily due to the change in basis from commitments to invested equity in CSP III and CEMOF I, and (c) $1.2 billion of market depreciation in our hedge funds. This decrease was partially offset by net inflows of $2.8 billion, primarily due to fundraising in CEMOF II.
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

Total AUM as of and for the Three Months Ended March 31, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2016
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$3,751	$31,504	$35,255
Commitments (1)	960	—	960
Capital Called, net (2)	(90)	134	44
Distributions (3)	77	(118)	(41)
Subscriptions, net of Redemptions (4)	—	(1,496)	(1,496)
Changes in CLO collateral balances (5)	—	(259)	(259)
Market Appreciation/(Depreciation) (6)	—	(822)	(822)
Foreign Exchange and other (7)	—	332	332
Balance, End of Period (8)	$4,698	$29,275	$33,973

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund. Our hedge fund partnerships had outstanding gross redemption requests for $1.5 billion in the aggregate as of the beginning of the second quarter of 2016.

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

(8)
Ending balance is comprised of approximately $19.5 billion from our structured credit /other structured product funds, $6.3 billion in our hedge funds, $6.8 billion (including $4.7 billion of Available Capital) in our carry funds, and $1.4 billion from our business development companies.

Total AUM was $34.0 billion at March 31, 2016, a decrease of $1.3 billion, or approximately 4%, compared to $35.3 billion at December 31, 2015. This decrease was primarily a result of net redemptions of $1.5 billion in our hedge funds and $0.8 billion of market depreciation in our hedge funds and including a decrease on our portfolio of carry funds of 12% ($0.2 billion), primarily related to CEMOF I and its related coinvestments. These were offset by inflows of $1.0 billion related to closings in CEMOF II and CSP IV, in addition to a $0.3 billion foreign exchange increase in our Euro-denominated CLOs.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of March 31, 2016, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of March 31, 2016			Inception to March 31, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,435.5	1.8x	17%	11%
CEMOF I	12/2010	$1,382.5	$1,160.8	$1,120.9	1.0x	(2)%	(8)%
CEMOF II (7)	2/2015	$2,721.6	$166.5	$170.5	1.0x	NM	NM

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

(7)	Returns are not considered meaningful, as the investment period commenced in February 2015 for CEMOF II.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2016
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$599.1	0.6x	1.0x	84%			100%	Dec-10	22	Dec-15
CSP II	$293.6	0.8x	1.8x	100%	X		80%	Dec-07	34	Jun-11
CEMOF II	$176.7	1.0x	1.0x	6%			100%	Dec-15	2	Jun-20
All Other Funds (8)	$734.3	0.9x	1.4x		NM	NM
Coinvestment and Other (9)	$281.8	0.7x	0.9x		NM	NM
Total Global Market Strategies	$2,085.6	0.8x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

The Claren Road Master Fund, the ESG Cross Border Equity Master Fund Ltd., and the ESG Domestic Opportunity Master Fund Ltd. (our “reported hedge funds”), had AUM of approximately $1.6 billion, $1.7 billion, and $1.2 billion, respectively, as of March 31, 2016. The asset-weighted hedge fund performance of our reported hedge funds was (4.6)% for the quarter and year ended March 31, 2016. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

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

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$65.2	$66.3
Portfolio advisory fees, net	—	0.1
Transaction fees, net	—	0.3
Total fund level fee revenues	65.2	66.7
Performance fees
Realized	1.8	7.7
Unrealized	97.7	14.1
Total performance fees	99.5	21.8
Investment income (loss)
Realized	2.2	(86.4)
Unrealized	(4.7)	50.2
Total investment income (loss)	(2.5)	(36.2)
Interest	0.5	—
Other income	0.4	1.1
Total revenues	163.1	53.4
Segment Expenses
Compensation and benefits
Direct base compensation	20.2	18.5
Indirect base compensation	9.2	12.3
Equity-based compensation	6.2	7.1
Performance fee related
Realized	0.8	1.8
Unrealized	44.8	28.9
Total compensation and benefits	81.2	68.6
General, administrative, and other indirect expenses	14.9	14.6
Depreciation and amortization expense	1.5	0.9
Interest expense	4.0	2.7
Total expenses	101.6	86.8
Economic Net Income (Loss)	$61.5	$(33.4)
(-) Net Performance Fees	53.9	(8.9)
(-) Investment Loss	(2.5)	(36.2)
(+) Equity-based Compensation	6.2	7.1
(=) Fee Related Earnings	$16.3	$18.8
(+) Realized Net Performance Fees	1.0	5.9
(+) Realized Investment Income (Loss)	2.2	(86.4)
(=) Distributable Earnings	$19.5	$(61.7)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Distributable Earnings

Distributable earnings increased $81.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in distributable earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2015	$(61.7)
Increases (decreases):
Decrease in realized net performance fees	(4.9)
Increase in realized investment income (loss)	88.6
Decrease in fee related earnings	(2.5)
Total increase	81.2
Distributable earnings, March 31, 2016	$19.5

Realized Net Performance Fees. Realized net performance fees decreased $4.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the reduction in the number of realizations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The majority of realized net performance fees were generated by the following funds for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015
CRP VI	CRP VI

Realized Investment Income (Loss). Realized investment income for the three months ended March 31, 2016 was $2.2 million as compared to realized investment loss of $86.4 million for the three months ended March 31, 2015. The increase in realized investment income (loss) primarily relates to the realized investment loss recorded in the three months ended March 31, 2015 from our guarantee of liabilities of Carlyle Europe Real Estate Partners I, L.P. (“CEREP I”) associated with an adverse judgment in a French tax court proceeding of $80 million. See Note 10 to the unaudited condensed consolidated financial statements for additional information. In addition, there were $7.8 million of lower realized investment losses in the three months ended March 31, 2016 associated with Urbplan as compared to the three months ended March 31, 2015.

Fee Related Earnings

Fee related earnings decreased $2.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2015	$18.8
Increases (decreases):
Decrease in fee revenues	(1.5)
Decrease in direct and indirect base compensation	1.4
Increase in general, administrative and other expenses	(0.3)
All other changes	(2.1)
Total decrease	(2.5)
Fee related earnings, March 31, 2016	$16.3

Fee Revenues. Fee revenues decreased $1.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to the following:

Three Months Ended March 31,
2016 v. 2015
(Dollars in Millions)
Lower fund management fees	$(1.1)
Lower transaction fees	(0.3)
Lower portfolio advisory fees	(0.1)
Total decrease in fee revenues	$(1.5)

The decrease in fund management fees for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily reflects a $6.7 million decrease in catch-up management fees from $10.7 million in 2015 to $4.0 million in 2016. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on our first international energy fund (“CIEP I”) and our seventh U.S. real estate fund (“CRP VII”). This decrease is partially offset by the increase resulting from the activation of management fees in NGP XI.

The weighted average management fee rate for funds in the investment period declined to 1.45% at March 31, 2016 from 1.60% at March 31, 2015 due primarily to commitments to our second power fund ("CPP II") and the activation of the full fee basis at NGP XI, both of which have lower management fee rates than our other funds in the original investment period. The total weighted average management fee declined to 1.24% at March 31, 2016 from 1.33% at March 31, 2015 due to commitments at CPP II and NGP XI, in addition to the reduction in management fee rates for our third Europe real estate fund ("CEREP III").

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $1.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to lower compensation associated with fundraising activities for the three months ended March 31, 2015 related to CRP VII and CIEP I.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase in professional fees.
Economic Net Income (Loss)
Economic net income (loss) increased $94.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in economic net income (loss) for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Economic net income (loss), March 31, 2015	$(33.4)
Increases (decreases):
Increase in net performance fees	62.8
Decrease in investment losses	33.7
Decrease in equity-based compensation	0.9
Decrease in fee related earnings	(2.5)
Total increase	94.9
Economic net income (loss), March 31, 2016	$61.5

Performance Fees. Performance fees (realized and unrealized) increased 77.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to CRP VII exceeding its performance threshold in 2016 and, therefore recognizing performance fees, and insignificant performance fee reversals from our Legacy Energy funds and Natural Resources funds in 2016 as compared to 2015. Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Real Estate funds	$99.7	$67.2
Natural Resources funds	0.1	(9.0)
Legacy Energy funds	(0.3)	(36.4)
Total	$99.5	$21.8

The $99.5 million of performance fees for the three months ended March 31, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP V of $47.5 million,
•CRP VII of $23.9 million,
•CRP VI of $16.9 million, and
•CRP III of $12.8 million.

The $21.8 million of performance fees for the three months ended March 31, 2015 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $27.2 million,
•CRP V of $25.0 million,
•Energy III of $(25.1) million, and
•NGP X of $(14.5) million.
Performance fees of $99.5 million and $21.8 million are inclusive of performance fees reversed of approximately $0.9 million and $52.6 million for the three months ended March 31, 2016 and 2015, respectively.
The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended March 31,
	2016	2015
Real Estate funds	8%	11%
Natural Resources funds	(2)%	1%
Legacy Energy funds	(3)%	(3)%
Total	1%	2%
Net performance fees for the three months ended March 31, 2016 were $53.9 million, representing an increase of $62.8 million from $(8.9) million in net performance fees for the three months ended March 31, 2015.
Total Investment Income (Loss). Total investment loss (realized and unrealized) for the three months ended March 31, 2016 was $2.5 million as compared to total investment loss of $36.2 million for the three months ended March 31, 2015. The total investment loss for the three months ended March 31, 2016 consists primarily of investment losses of approximately $2.3 million related to our investment in NGP. The total investment loss for the three months ended March 31, 2015 consists of $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse judgment in a French tax court proceeding. See Note 10 to the unaudited condensed consolidated financial statements for additional information.
Equity-based Compensation. Equity-based compensation was $6.2 million for the three months ended March 31, 2016, a decrease of $0.9 million from $7.1 million for the three months ended March 31, 2015.

Fee-earning AUM as of and for the Three Months Ended March 31, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of March 31,
	2016	2015
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,728	$6,397
Fee-earning AUM based on invested capital (2)	16,966	20,511
Fee-earning AUM based on lower of cost or fair value and other (3)	957	679
Total Fee-earning AUM (4)	$30,651	$27,587
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.33%
Funds in Investment Period	1.45%	1.60%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of March 31, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.1 billion in AUM and $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as the “NGP carry funds”), are managed by NGP Energy Capital Management. As of March 31, 2016, the NGP management fee funds and NGP carry funds had, in the aggregate, approximately $11.2 billion in AUM and $11.2 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2016	2015
Real Assets	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,905	$28,351
Inflows, including Fee-paying Commitments (1)	329	1,174
Outflows, including Distributions (2)	(654)	(1,734)
Market Appreciation/(Depreciation) (3)	(8)	(2)
Foreign Exchange and other (4)	79	(202)
Balance, End of Period	$30,651	$27,587

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry fund based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $30.7 billion at March 31, 2016, a decrease of $0.2 billion, or approximately 1%, compared to $30.9 billion at December 31, 2015. This decrease was driven by outflows of $0.7 billion, primarily related to distribution activity in our funds outside the original investment period. The decrease was partially offset by inflows of $0.3 billion, primarily related to new commitments in CPP II. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements.
Fee-earning AUM was $30.7 billion at March 31, 2016, an increase of $3.1 billion, or 11%, compared to $27.6 billion at March 31, 2015. The increase is related to inflows of $7.6 billion, primarily due to limited partner capital commitments in CRP VII and CPP II, the change in management fee basis from invested equity to commitments in NGP XI, and purchases by several funds and external coinvestment vehicles outside their original investment period. This was partially offset by outflows of $4.6 billion, including dispositions in various funds with fees based on invested capital.
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
Total AUM as of and for the Three Months Ended March 31, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2016
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Real Assets
Balance, Beginning of Period	$15,861	$22,130	$37,991
Commitments (1)	31	—	31
Capital Called, net (2)	(579)	430	(149)
Distributions (3)	71	(989)	(918)
Market Appreciation/(Depreciation) (4)	—	(367)	(367)
Foreign Exchange and other (5)	14	68	82
Balance, End of Period	$15,398	$21,272	$36,670

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $36.7 billion at March 31, 2016, a decrease of $1.3 billion, or approximately 3%, compared to $38.0 billion at December 31, 2015. The decrease was driven by distributions of $1.0 billion, of which $0.1 billion was recallable, and market depreciation of $0.4 billion. Overall market depreciation of 1% was driven by a $0.1 billion decline in our private portfolio and depreciation in our coinvestment vehicles and NGP management fee funds, partially offset by a 8% ($0.3 billion) increase in our public portfolio. The carry funds driving depreciation for the period included $0.2 billion attributable to Energy IV (8% depreciation), $0.1 billion attributable to NGP X (6% depreciation), and $0.1 billion attributable to Energy III (14% depreciation). This decrease was partially offset by $0.1 billion of foreign exchange gains from our Europe and Asia Real Estate funds.
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2016, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of March 31, 2016					As of March 31, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,647.9	3.2x	44%	30%	$522.5	$1,647.9	3.2x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,742.6	1.5x	7%	3%	$874.7	$1,442.0	1.6x	11%
CRP V	11/2006	$3,000.0	$3,293.2	$5,278.1	1.6x	12%	9%	$2,855.6	$4,653.6	1.6x	14%
CRP VI	9/2010	$2,340.0	$2,045.2	$3,705.2	1.8x	34%	23%	$1,145.0	$2,312.0	2.0x	36%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100)%	(100)%	€777.8	€139.1	0.2x	(100)%
CEREP III	5/2007	€2,229.5	€2,006.4	€2,207.8	1.1x	2%	(1)%	€989.7	€1,362.2	1.4x	7%
CIP	9/2006	$1,143.7	$1,029.2	$1,249.2	1.2x	5%	1%	$376.4	$439.5	1.2x	2%
NGP X	1/2012	$3,586.0	$3,018.7	$3,037.7	1.0x	1%	(3)%	$522.3	$1,090.1	2.1x	46%
Energy II	7/2002	$1,100.0	$1,334.8	$3,175.7	2.4x	81%	55%	$1,046.1	$3,050.5	2.9x	91%
Energy III	10/2005	$3,800.0	$3,569.7	$5,241.6	1.5x	9%	7%	$2,308.7	$4,576.9	2.0x	18%
Energy IV	12/2007	$5,979.1	$6,051.6	$7,381.9	1.2x	7%	4%	$2,533.8	$4,583.2	1.8x	27%
Renew II	3/2008	$3,417.5	$2,869.2	$3,956.2	1.4x	9%	6%	$1,434.2	$2,196.8	1.5x	14%
All Other Funds(9)	Various		$2,939.5	$3,270.8	1.1x	4%	(1)%	$2,494.5	$2,786.6	1.1x	5%
Coinvestments and Other(10)	Various		$5,435.7	$8,529.1	1.6x	16%	12%	$3,201.3	$6,301.8	2.0x	23%
Total Fully Invested Funds			$37,128.6	$51,669.3	1.4x	12%	7%	$21,915.0	$37,584.5	1.7x	19%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$4,161.6	$1,382.8	$1,626.9	1.2x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$440.4	$558.1	1.3x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$727.9	$675.7	0.9x	NM	NM
CPP II (12)	6/2014	$1,311.4	$194.3	$186.7	1.0x	NM	NM
All Other Funds(11)	Various		$168.5	$183.3	1.1x	NM	NM
Total Funds in the Investment Period			$2,913.9	$3,230.7	1.1x	18%	0%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$40,042.5	$54,900.0	1.4x	12%	7%	$21,915.0	$37,584.5	1.7x	19%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, June 2014 for NGP XI and June 2014 for CPP II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of March 31, 2016
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$2,427.8	0.6x	1.2x	101%	(X)		80%	Feb-08	33	Dec-13
NGP X	$2,007.7	0.8x	1.0x	84%			80%	Jan-12	17	May-17
Renew II	$1,950.8	1.2x	1.4x	84%	(X)		80%	Mar-08	33	May-14
CRP VII	$1,625.1	1.2x	1.2x	33%	X		80%	Jun-14	8	Mar-19
CRP VI	$1,534.8	1.6x	1.8x	87%	X	X	50%	Mar-11	21	Mar-16
CRP V	$1,237.4	1.8x	1.6x	110%	X		50%	Nov-06	38	Nov-11
CEREP III	€853.5	0.9x	1.1x	90%			67%	Jun-07	36	May-11
CRP IV	$695.4	1.9x	1.5x	126%			50%	Jan-05	45	Dec-09
NGP XI	$675.9	0.9x	0.9x	14%			80%	Feb-15	5	Oct-19
CIP	$616.7	1.3x	1.2x	90%			80%	Oct-06	38	Sep-12
CIEP I	$539.8	1.3x	1.3x	18%			80%	Oct-13	10	Sep-19
Energy III	$409.0	0.2x	1.5x	94%	(X)		80%	Nov-05	42	Oct-11
CRP III	$354.5	86.2x	3.2x	93%	X	X	50%	Mar-01	61	May-05
CPP II	$180.7	1.0x	1.0x	15%			80%	Sep-14	7	Apr-21
All Other Funds(8)	$459.9	0.6x	1.3x		NM	NM
Coinvestment and Other(9)	$2,681.6	1.2x	1.6x		NM	NM
Total Real Assets(10)	$18,368.4	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Investment Solutions
In February 2016, we decided to restructure our Investment Solutions segment to focus on private market secondaries, primary investments, co-investment and managed account activities and, given the challenging market environment, discontinue our fund of hedge funds and liquid alternative initiatives. As a result, the Partnership commenced a wind down of the operations of DGAM. See Note 10 to our unaudited condensed consolidated financial statements for details of the impact of the restructuring.
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$36.4	$40.5
Portfolio advisory fees, net	—	—
Transaction fees, net	—	—
Total fund level fee revenues	36.4	40.5
Performance fees
Realized	2.2	3.4
Unrealized	11.7	47.0
Total performance fees	13.9	50.4
Investment income (loss)
Realized	—	0.1
Unrealized	(1.0)	0.6
Total investment income (loss)	(1.0)	0.7
Interest	0.1	—
Other income	0.1	0.4
Total revenues	49.5	92.0
Segment Expenses
Compensation and benefits
Direct base compensation	18.6	21.5
Indirect base compensation	2.8	3.6
Equity-based compensation	2.4	2.7
Performance fee related
Realized	1.7	2.2
Unrealized	11.8	44.3
Total compensation and benefits	37.3	74.3
General, administrative, and other indirect expenses	9.4	7.9
Depreciation and amortization expense	0.9	0.8
Interest expense	1.6	1.5
Total expenses	49.2	84.5
Economic Net Income	$0.3	$7.5
(-) Net Performance Fees	0.4	3.9
(-) Investment Income (Loss)	(1.0)	0.7
(+) Equity-based Compensation	2.4	2.7
(=) Fee Related Earnings	$3.3	$5.6
(+) Realized Net Performance Fees	0.5	1.2
(+) Realized Investment Income	—	0.1
(=) Distributable Earnings	$3.8	$6.9

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Distributable Earnings

Distributable earnings decreased $3.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in distributable earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Distributable earnings, March 31, 2015	$6.9
Increases (decreases):
Decrease in realized net performance fees	(0.7)
Decrease in realized investment income	(0.1)
Decrease in fee related earnings	(2.3)
Total decrease	(3.1)
Distributable earnings, March 31, 2016	$3.8

Realized Net Performance Fees. Realized net performance fees decreased $0.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Substantially all of the realized net performance fees were from the AlpInvest fund of funds vehicles for the three months ended March 31, 2016 and 2015.

Fee Related Earnings

Fee related earnings decreased $2.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in fee related earnings for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Fee related earnings, March 31, 2015	$5.6
Increases (decreases):
Decrease in fee revenues	(4.1)
Decrease in direct and indirect base compensation	3.7
Increase in general, administrative and other expenses	(1.5)
All other changes	(0.4)
Total decrease	(2.3)
Fee related earnings, March 31, 2016	$3.3

Fee Revenues. Total fee revenues decreased $4.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to redemptions from fund of hedge funds, lower management fees due to distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $3.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to lower headcount in 2016.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to higher foreign currency gains in 2015, partially offset by lower real estate costs.

Economic Net Income
Economic net income decreased $7.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The following table provides the components of the change in economic net income for the three months ended March 31, 2016:

Three Months Ended March 31,
(Dollars in Millions)
Economic net income, March 31, 2015	$7.5
Increases (decreases):
Decrease in net performance fees	(3.5)
Decrease in investment income	(1.7)
Decrease in equity-based compensation	0.3
Decrease in fee related earnings	(2.3)
Total decrease	(7.2)
Economic net income, March 31, 2016	$0.3
Performance Fees. Performance fees (realized and unrealized) for the three months ended March 31, 2016 and 2015 are from the following types of funds:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Private Equity fund of funds	$13.4	$50.2
Hedge fund of funds	—	0.2
Real estate fund of funds	0.5	—
Performance fees	$13.9	$50.4
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
The decrease in performance fees for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to lower appreciation in our AlpInvest fund of funds vehicles in 2016. Overall, our AlpInvest fund of funds vehicles were flat in the three months ended March 31, 2016 as compared to appreciation of 14% in the three months ended March 31, 2015. However, there were certain individual funds that appreciated during the three months ended March 31, 2016 and generated performance fees in this period.

The $13.9 million of performance fees for the three months ended March 31, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $3.7 million,
•Partnership Fund (2008) of $2.2 million,
•Co-investment Fund & Secondaries Fund (2010) of $1.9 million, and
•Partnership Fund (2007) of $1.5 million.
The $50.4 million of performance fees for the three months ended March 31, 2015 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $18.4 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $9.3 million, and
•Co-investment Fund & Secondaries Fund (2011-2013) of $5.7 million.

Performance fees of $13.9 million and $50.4 million are inclusive of performance fees reversed of approximately $2.1 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.
The appreciation in remaining value of our AlpInvest fund of funds vehicles for this segment are as follows:

	Three Months Ended March 31,
	2016	2015
AlpInvest fund of funds	—%	14%
Net performance fees for the three months ended March 31, 2016 were $0.4 million, representing a decrease of $3.5 million from $3.9 million in net performance fees for the three months ended March 31, 2015.
Equity-based Compensation. Equity-based compensation was $2.4 million for the three months ended March 31, 2016, a decrease of $0.3 million from $2.7 million for the three months ended March 31, 2015.
Fee-earning AUM as of and for the Three Months Ended March 31, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2016	2015
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$8,994	$9,894
Fee-earning AUM based on invested capital (2)	1,230	1,142
Fee-earning AUM based on net asset value	1,546	2,061
Fee-earning AUM based on lower of cost or fair market value	18,411	17,375
Total Fee-earning AUM	$30,181	$30,472

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.
The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended March 31,
	2016	2015
Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,191	$33,082
Inflows, including Fee-paying Commitments (1)	1,787	2,170
Outflows, including Distributions (2)	(500)	(1,684)
Subscriptions, net of Redemptions (3)	(266)	(11)
Market Appreciation/(Depreciation) (4)	(143)	66
Foreign Exchange and other (5)	1,112	(3,151)
Balance, End of Period	$30,181	$30,472

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

(3)
Represents subscriptions and redemptions in our fund of hedge funds vehicles. Our fund of hedge funds vehicles at DGAM, which are currently in the process of winding-down, had approximately $1.5 billion of AUM at March 31, 2016.

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

Fee-earning AUM was $30.2 billion at March 31, 2016, an increase of $2.0 billion, or approximately 7%, compared to $28.2 billion at December 31, 2015. This was driven by inflows of $1.8 billion, due to activation of previously raised mandates in our AlpInvest vehicles and fundraising in our Metropolitan fund of funds vehicles, and foreign exchange gains of $1.1 billion in our Euro-denominated AlpInvest fund of funds vehicles. This was offset by outflows of $0.5 billion, primarily in our AlpInvest fund of funds vehicles, and net redemptions in our DGAM fund of hedge funds vehicles of $0.3 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $30.2 billion at March 31, 2016, a decrease of $0.3 billion, or approximately 1%, compared to $30.5 billion at March 31, 2015. This decrease was a result of outflows of $6.2 billion, which were primarily driven by our Alpinvest and Metropolitan fund of funds vehicles outside of the commitment fee period and net redemptions in our fund of DGAM hedge funds vehicles of $0.5 billion. This was offset by inflows of $5.3 billion and foreign exchange gains of $1.5 billion, both primarily in our AlpInvest fund of funds vehicles.

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
Total AUM as of and for the Three Month Period Ended March 31, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended March 31, 2016
	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$14,193	$32,012	$46,205
Commitments (1)	217	—	217
Capital Called, net (2)	(1,348)	1,267	(81)
Distributions (3)	77	(1,424)	(1,347)
Subscriptions, net of Redemptions (4)	—	(326)	(326)
Market Appreciation/(Depreciation) (5)	—	61	61
Foreign Exchange and other (6)	205	1,369	1,574
Balance, End of Period	$13,344	$32,959	$46,303

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of December 31, 2016) as provided by their general partners, plus the net cash flows since the latest valuation, up to March 31, 2016.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $46.3 billion at March 31, 2016, a slight increase of $0.1 billion, compared to $46.2 billion at December 31, 2015. This increase was primarily driven by foreign exchange gains in our Euro-denominated AlpInvest fund of funds vehicles. This was offset by distributions of $1.4 billion, of which $0.1 billion was recallable, primarily in our AlpInvest fund of funds vehicles and net redemptions of $0.3 billion in our fund of hedge funds vehicles. Market appreciation for the period was stable as valuations across our fund of funds, real estate fund of funds, and fund of hedge funds platforms were relatively flat.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2016, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of March 31, 2016
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,300.7	€7,067.9	1.6x	12%	12%
Main Fund II - Fund Investments	2003	€4,545.0	€4,898.2	€7,662.9	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,694.9	€19,471.5	1.5x	10%	10%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,340.5	€6,011.8	1.4x	15%	15%
Main Fund I - Secondary Investments	2002	€519.4	€496.2	€936.4	1.9x	57%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,019.3	€1,856.9	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,369.9	€3,505.7	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,922.5	€3,092.1	1.6x	20%	19%
Main Fund II - Co-Investments	2003	€1,090.0	€930.0	€2,589.0	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,843.6	€3,837.0	1.3x	5%	4%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,371.3	€3,114.0	2.3x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,025.5	€1,863.0	1.8x	35%	32%
Main Fund II - Mezzanine Investments	2004	€700.0	€771.3	€1,048.1	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€1,970.8	€2,585.3	1.3x	10%	9%
All Other Funds (9)	Various		€1,907.9	€2,649.2	1.4x	15%	12%
Total Fully Committed Funds			€42,862.6	€67,291.0	1.6x	13%	12%
Funds in the Commitment Period (5)
Main Fund V - Fund Investments (10)	2012	€5,080.0	€2,261.5	€2,406.8	1.1x	NM	NM
Main Fund VI - Fund Investments (10)	2015	€1,106.4	€32.2	€24.4	0.8x	NM	NM
Main Fund V - Secondary Investments	2011	€4,271.2	€3,039.4	€4,144.9	1.4x	24%	22%
Main Fund VI - Co-Investments	2014	€1,115.0	€560.9	€601.6	1.1x	12%	8%
All Other Funds (9)	Various		€338.0	€370.4	1.1x	14%	9%
Total Funds in the Commitment Period			€6,232.0	€7,548.1	1.2x	17%	15%
TOTAL INVESTMENT SOLUTIONS			€49,094.6	€74,839.1	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$55,871.9	$85,170.3	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of March 31, 2016, these excluded investments represent $0.5 billion of AUM at AlpInvest and $1.9 billion of AUM at Metropolitan.

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

(10)	Returns are not considered meaningful as the commitment period commenced in 2012 and 2015, respectively for Main Fund V - Fund Investments and Main Fund VI - Fund Investments.

(11)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of March 31, 2016. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or to issue additional senior notes or other debt.
Cash and cash equivalents. Cash and cash equivalents were approximately $0.9 billion at March 31, 2016. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital. After deducting cash amounts allocated to these specific requirements, the remaining cash and cash equivalents is approximately $773 million as of March 31, 2016. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes, including, but not limited to, giveback obligations.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.57% at March 31, 2016).

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
Loans Payable. Loans payable on our balance sheet at March 31, 2016 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility. Additionally, loans payable at March 31, 2016 includes $14.3 million outstanding under a separate term loan entered into during 2013 related to an investment in a CLO.
CLO Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($14.3 million at March 31, 2016) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at March 31, 2016). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.
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
Promissory Note. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.1% at March 31, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022.
Obligations of CLOs. Loans payable of the Consolidated Funds represent amounts due to holders of debt securities issued by the CLOs. We are not liable for any loans payable of the CLOs. Several of the CLOs issued preferred shares representing the most subordinated interest, however these tranches are mandatorily redeemable upon the maturity dates of the senior secured loans payable, and as a result have been classified as liabilities under U.S. GAAP, and are included in loans payable of Consolidated Funds in our unaudited condensed consolidated balance sheets.

Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
Loans Payable of a Consolidated Real Estate VIE. Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of March 31, 2016, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.
Realized performance fee revenue. Another source of liquidity we may use to meet our capital needs is the realized performance fee revenue generated by our investment funds. Carried interest is realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. Incentive fees earned on hedge fund structures are realized at the end of each fund's measurement period. Incentive fees earned on our CLO vehicles generally are paid upon the dissolution of such vehicles.

Our accrued performance fees by segment as of March 31, 2016, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$2,034.4	$(48.7)	$1,985.7
Global Market Strategies	63.1	—	63.1
Real Assets	415.6	(217.8)	197.8
Investment Solutions	548.0	—	548.0
Total	$3,061.1	$(266.5)	$2,794.6
Less: Accrued performance fee-related compensation			(1,532.7)
Plus: Receivable for giveback obligations from current and former employees			29.9
Less: Deferred taxes on accrued performance fees			(88.9)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			133.8
Net accrued performance fees excluding compensation and non-controlling interests			1,336.7
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(0.3)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,336.4
As of March 31, 2016, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$1,056.8
Growth Capital	57.1
Total Corporate Private Equity	1,113.9
Real Assets:
Real Estate	212.3
Natural Resources	8.7
Legacy Energy	(76.7)
Total Real Assets	144.3
Global Market Strategies	34.4
Investment Solutions and other non-carry funds	43.8
Net accrued performance fees attributable to Carlyle Holdings	$1,336.4

Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and pay distributions to our unitholders.

In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	fund costs of litigation and contingencies, including related legal costs,

•	make distributions to our unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy;

•	fund the capital investments of Carlyle in our funds; and

•	repurchase our units.
Distributions. With respect to distribution year 2016, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $21.7 million, or $0.26 per common unit in respect of the first quarter of 2016, to common unitholders of record on May 16, 2016, which is payable on May 25, 2016.
With respect to distribution year 2015, we paid a distribution of approximately $23.6 million to common unitholders in May 2015 in respect of the first quarter of 2015.

Distributions to common unitholders paid during the three months ended March 31, 2016 totaled $23.6 million, representing the amount paid in March 2016 of $0.29 per common unit with respect to the fourth quarter of 2015. Distributions to common unitholders paid during the three months ended March 31, 2015 totaled $110.9 million, representing the amount paid in March 2015 of $1.61 per common unit with respect to the fourth quarter of 2014.
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

Distributions for the 2014 and prior years, including the fourth quarter distribution of 2014 (paid in March 2015), were determined in accordance with Carlyle’s distribution policy in effect for those years. For those periods, Carlyle Holdings made quarterly distributions to its partners, including The Carlyle Group L.P.’s wholly owned subsidiaries, that enabled The Carlyle Group L.P. to pay a quarterly distribution of $0.16 per common unit for each of the first three quarters of each year and for the fourth quarter of each year, to pay a distribution of at least $0.16 per common unit that, taken together with the prior quarterly distributions in respect of that year, represented its share, net of taxes and amounts payable under the tax receivable agreement, of Carlyle’s Distributable Earnings in excess of the amount determined by Carlyle’s general partner that was necessary or appropriate to provide for the conduct of Carlyle’s business, to make appropriate investments in its business and its funds or to comply with applicable law or any of its financing agreements. The aggregate amount of our distributions for those years were less than our Distributable Earnings for that year due to these funding requirements.

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

Since our inception through March 31, 2016, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, advisors and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2016, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,832.5	$1,735.9	$3,568.4
Global Market Strategies	1,120.5	341.7	1,462.2
Real Assets	861.8	687.8	1,549.6
Investment Solutions	43.6	98.9	142.5
Total	$3,858.4	$2,864.3	$6,722.7
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
Investments as of March 31, 2016 consist of the following (dollars in millions):

Investments	$1,011.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(248.3)
Less: Strategic equity method investments in NGP Management	(443.3)
Investments excluding non-controlling interests and NGP	319.7
Plus: investments in Consolidated Funds, eliminated in consolidation	76.4
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$396.1
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of the repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the three months ended March 31, 2016, we have paid an aggregate of $6.1 million to repurchase and retire, 400,519 units with the majority of repurchases done via open market transactions.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$19.7	$1,475.0
Net cash provided by investing activities	1.5	0.9
Net cash used in financing activities	(122.8)	(1,607.0)
Effect of foreign exchange rate changes	21.3	(86.1)
Net change in cash and cash equivalents	$(80.3)	$(217.2)
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
Operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the three months ended March 31, 2016 and 2015, net cash provided by operating activities primarily includes the receipt of management fees and realized performance fees, totaling approximately $0.4 billion and $0.6 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative and other expenses of approximately $0.3 billion and $0.5 billion for the three months ended March 31, 2016 and 2015, respectively.
Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the three months ended March 31, 2016, investment proceeds were $62.3 million while investment purchases were $22.1 million. During the three months ended March 31, 2015, investment proceeds were $271.4 million as compared to purchases of $20.1 million.
The remaining cash flows from operating activities primarily relate to the investment activity of our Consolidated Funds. For the three months ended March 31, 2016, proceeds from the sales and settlements of investments by the Consolidated Funds were $177.7 million, while purchases of investments by the Consolidated Funds were $320.9 million. For the three months ended March 31, 2015, proceeds from the sales and settlements of investments by the Consolidated Funds were $1,992.4 million, while purchases of investments by the Consolidated Funds were $2,139.0 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the three months ended March 31, 2016, cash provided by investing activities principally reflects a change in restricted cash balances, partially offset by purchases of fixed assets. Purchases of fixed assets were $4.2 million and $17.4 million for the three months ended March 31, 2016 and 2015, respectively.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented.
Distributions to our common unitholders were $23.6 million and $110.9 million for the three months ended March 31, 2016 and 2015, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $85.1 million and $403.6 million for the three months ended March 31, 2016 and 2015, respectively. The net borrowings on loans payable by our Consolidated Funds during the three months ended March 31, 2016 and 2015 were $7.6 million and $402.2 million, respectively. For the three months ended March 31, 2016 and 2015, contributions from non-controlling interest holders were $4.3 million and $752.2 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2016 and 2015, distributions to non-controlling interest holders were $23.9 million and $1,268.4 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $8.8 billion at March 31, 2016, a decrease of $23.4 billion from December 31, 2015. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds, cash and cash equivalents held at Consolidated Funds, and due from affiliates and other receivables of Consolidated Funds, net, of $21.3 billion, $1.5 billion, and $0.7 billion, respectively, primarily due to the adoption of the revised consolidation guidance (See Note 2). Cash and cash equivalents were approximately $0.9 billion at March 31, 2016 and $1.0 billion at December 31, 2015.
Total liabilities were $7.0 billion at March 31, 2016, a decrease of $16.2 billion from December 31, 2015. The decrease in liabilities was primarily attributable to a decrease in loans payable of Consolidated Funds of $14.6 billion and a decrease in other liabilities of Consolidated Funds of $1.6 billion from December 31, 2015 to March 31, 2016, primarily due to the adoption of the revised consolidation guidance (See Note 2).
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2016, our total assets were $6.1 billion, including cash and cash equivalents of $0.9 billion and accrued performance fees of $3.1 billion.

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
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2016 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	April 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in millions)
Loans payable and senior notes(a)	$—	$14.3	$25.0	$1,220.0	$1,259.3
Interest payable(b)	43.8	116.4	116.7	796.5	1,073.4
Contingent cash consideration(c)	20.5	58.2	40.4	43.8	162.9
Operating lease obligations(d)	41.4	100.3	81.3	293.0	516.0
Capital commitments to Carlyle funds(e)	2,864.3	—	—	—	2,864.3
Tax receivable agreement payments(f)	—	10.9	11.9	115.2	138.0
Loans payable of Consolidated Funds(g)	54.1	109.1	220.9	2,626.4	3,010.5
Loans payable of a consolidated real estate VIE(h)	23.5	28.7	30.7	51.4	134.3
Unfunded commitments of the CLOs(i)	0.8	—	—	—	0.8
Consolidated contractual obligations	3,048.4	437.9	526.9	5,146.3	9,159.5
Loans payable of Consolidated Funds(g)	(54.1)	(109.1)	(220.9)	(2,626.4)	(3,010.5)
Loans payable of a consolidated real estate VIE(h)	(23.5)	(28.7)	(30.7)	(51.4)	(134.3)
Capital commitments to Carlyle funds(e)	(2,516.6)	—	—	—	(2,516.6)
Unfunded commitments of the CLOs(i)	(0.8)	—	—	—	(0.8)
Carlyle Operating Entities contractual obligations	$453.4	$300.1	$275.3	$2,468.5	$3,497.3

(a)
The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility, which is May 5, 2020. The term loan entered into during 2013 related to an investment in a CLO matures on the earlier of 2018 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLO does not dissolve prior to 2018.

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.21% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), approximately 1.75% on $14.3 million of our CLO term loan, and approximately 3.11% on $120.0 million of our NGP earnout note. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 5 and Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $4.5 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2016, at spreads to market rates pursuant to the debt agreements, and range from 0.85% to 7.87%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of March 31, 2016, at spreads to market rates pursuant to the loan agreements, and range from 18.1% to 23.6%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of December 31, 2015.

(i)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $20.8 million at March 31, 2016 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $22.5 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in Urbplan. From 2013 through March 31, 2016, $336.4 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $89.7 million of the $336.4 million and the remaining $246.7 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended March 31, 2016, $14.9 million was funded to Urbplan, of which we funded $11.8 million and the senior Carlyle professionals funded $3.1 million indirectly through us.
From April 2013 through March 31, 2016, the cumulative investment losses related to Urbplan totaled $52.0 million, all of which are realized losses.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership may provide additional capital funding to Urbplan in the future. Urbplan will also continue to seek capital funding from unaffiliated parties and will seek to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership will continue to provide financial support will be based on the circumstances at the time, including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, it is not expected that funding by the Partnership for the remainder of 2016 would exceed $25 million.

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
For our strategic investment in NGP Management, the contingent cash payments relate to performance-based contingent cash consideration payable to ECM Capital, L.P. and an affiliate of Barclays Bank PLC. The performance-based contingent cash consideration payable to an affiliate of Barclays Bank PLC totaling $183.0 million, was paid in January 2016 with $63.0 million in cash and $120.0 million in a six year promissory note (accruing interest at the three month LIBOR plus 2.5%) issued by the Partnership. See Note 5 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of March 31, 2016 is $393.6 million versus the liabilities recognized on the balance sheet of $103.4 million. Based on the historical and projected performance of our acquisitions, the Partnership believes that approximately $230.7 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
Some of the employment-based contingent cash consideration agreements do not contain provisions limiting the amount that could be paid by us. For purposes of the estimate above, we have used our current estimate of the amount to be paid upon the determination dates for such payments. In our consolidated financial statements, we record the performance-based contingent cash consideration from our business acquisitions at fair value at each reporting period. For the employment-based contingent cash consideration, we accrue the compensation liability over the implied service period.
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
For additional information related to the U.S. Risk Retention Rules, see “ - Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A of our 2015 Annual Report on Form 10-K.
Guarantees
See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of March 31, 2016.

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

See Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to our tax receivable agreement.
Contingent Obligations (Giveback)
Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund's cumulative returns are in excess of the preferred return, and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the funds' investment values decline below certain levels. When the fair value of a fund's investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed.
See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2015 through March 31, 2016 is as follows:

	Units as of December 31, 2015	Units Issued - DRU Vesting	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of March 31, 2016
The Carlyle Group L.P. common units	80,408,702	689,089	—	243,017	(300,519)	81,040,289
Carlyle Holdings partnership units	243,619,604	—	—	(243,017)	(100,000)	243,276,587
Total	324,028,306	689,089	—	—	(400,519)	324,316,876
The Carlyle Group L.P. common units issued during the period from December 31, 2015 through March 31, 2016 relate to the vesting of the Partnership’s deferred restricted common units during the three months ended March 31, 2016. Further, The Carlyle Group L.P. common units in the table above includes 38,911 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2015 through March 31, 2016 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.
The total units as of March 31, 2016 as shown above exclude approximately 2.4 million common units in connection with the vesting of deferred restricted common units that will participate in the unitholder distribution that will be paid in May 2016.

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
There was no material change in our market risks during the three months ended March 31, 2016. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 10, Commitments and Contingencies, of the notes to the Partnership’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which is accessible on the SEC’s website at sec.gov.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
February 16, 2016 to February 29, 2016 (1)(2)	96,838	$14.59	96,838	$198.6

March 1, 2016 to March 31, 2016 (2)	203,681	$15.61	203,681	$193.9
Total	300,519		300,519

(1)
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, which was publicly announced on February 10, 2016, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

(2)
For the period from February 16, 2016 to February 29, 2016, all of the units purchased were common units purchased in open market transactions. For the period from March 1, 2016 to March 31, 2016, 203,681 of the units purchased were common units purchased in open market transactions. During the period from March 1, 2016 to March 31, 2016, we also purchased 100,000 Carlyle Holdings partnership units. The Carlyle Holdings partnership units purchased during the period are not included in the total number of units purchased during the period as shown in columns (a) and (c) in the table above and have been deducted from the maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs shown in column (d) in the table above. All units purchased during these periods were subsequently retired.

Item 3.         Defaults Upon Senior Securities
Not applicable.

Item 4.         Mine Safety Disclosures
Not applicable.

Item 5.         Other Information

Amendment to Senior Credit Facility

On May 3, 2016, we entered into Amendment No. 3 to the to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents, which (1) amends certain provisions in connection with the CLO risk retention rules, including (a) providing an express carveout from our Indebtedness and liens covenants for CLO retention related loans, (b) clarifying that EBITDA from certain designated CLO Management Subsidiaries will continue to be included for covenant calculation purposes as long as such amount are below prescribed levels of total EBITDA and (c) excluding cash held by certain designated CLO Management Subsidiaries from the net leverage financial maintenance covenant; (2) clarifies the impact of certain GAAP accounting rule changes with respect to leases and (3) expressly excludes certain entities from being deemed subsidiaries of the obligors for purposes of our covenants and excludes the consolidated debt of such entities from our Indebtedness covenant calculations and certain cross default provisions. The description of Amendment No. 3 is qualified in its entirety by reference to the terms of such amendment, which is attached hereto as Exhibit No. 10.24.3.

Item 6.         Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: May 4, 2016	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

10.24.3*
Amendment No. 3, dated as of May 3, 2016, to the Credit Agreement, dated as of December 13, 2011, among TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., the Guarantors party thereto, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Securities (USA) LLC, as Syndication Agents.

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