Form 10-Q
period 2016-06-30
Carlyle Group L.P.
filed 2016-08-03
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of July 29, 2016 was 81,371,588.

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

“Carlyle funds,” “our funds” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle. Our “carry funds” refer to (i) those investment funds that we advise, including the buyout funds, growth capital funds, real estate funds, infrastructure funds, certain energy funds and opportunistic credit, distressed debt and mezzanine funds (but excluding our structured credit funds, hedge funds, business development companies, mutual fund, and fund of funds vehicles), where we receive a special residual allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund and (ii) those investment funds advised by NGP Energy Capital Management (together with its affiliates and subsidiaries, “NGP”) from which we are entitled to receive a carried interest. The “NGP management fee funds” refer to those funds advised by NGP from which we only receive an allocation of income based on the funds’ management fees. Our “fund of funds vehicles” refers to those funds, accounts and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), Metropolitan Real Estate Equity Management, LLC (“Metropolitan”), and Diversified Global Asset Management (“DGAM”). For an explanation of the fund acronyms used throughout this Quarterly Report, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Family of Funds.”

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

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$807.3	$991.5
Cash and cash equivalents held at Consolidated Funds	405.2	1,612.7
Restricted cash	12.3	18.9
Restricted cash and securities of Consolidated Funds	—	18.4
Corporate treasury investments	62.6	—
Accrued performance fees	2,867.1	2,988.6
Investments	1,099.0	885.9
Investments of Consolidated Funds	3,352.9	23,998.8
Due from affiliates and other receivables, net	241.4	195.3
Due from affiliates and other receivables of Consolidated Funds, net	31.0	765.3
Receivables and inventory of a consolidated real estate VIE	165.7	143.6
Fixed assets, net	104.1	110.9
Deposits and other	47.4	49.0
Other assets of a consolidated real estate VIE	52.2	47.6
Intangible assets, net	117.2	135.7
Deferred tax assets	221.0	219.4
Total assets	$9,586.4	$32,181.6
Liabilities and partners’ capital
Debt obligations	$1,276.9	$1,135.7
Loans payable of Consolidated Funds	3,303.0	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $136.1 million and $125.6 million as of June 30, 2016 and December 31, 2015, respectively)	81.7	75.4
Accounts payable, accrued expenses and other liabilities	308.8	463.8
Accrued compensation and benefits	1,757.2	1,953.2
Due to affiliates	223.5	245.9
Deferred revenue	50.9	40.9
Deferred tax liabilities	117.6	103.5
Other liabilities of Consolidated Funds	360.5	1,838.6
Other liabilities of a consolidated real estate VIE	96.8	84.4
Accrued giveback obligations	222.8	252.0
Total liabilities	7,799.7	23,258.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	6.0	2,845.9
Partners’ capital (common units 81,547,568 and 80,408,702 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	476.8	485.9
Accumulated other comprehensive loss	(89.5)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	120.8
Non-controlling interests in consolidated entities	269.7	4,493.8
Non-controlling interests in Carlyle Holdings	1,123.7	1,067.2
Total partners’ capital	1,780.7	6,077.6
Total liabilities and partners’ capital	$9,586.4	$32,181.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Fund management fees	$272.5	$282.3	$562.0	$551.8
Performance fees
Realized	389.9	595.0	521.7	921.8
Unrealized	(179.0)	(300.1)	(165.6)	(53.9)
Total performance fees	210.9	294.9	356.1	867.9
Investment income
Realized	38.9	2.8	51.5	11.7
Unrealized	26.4	6.4	4.2	4.3
Total investment income	65.3	9.2	55.7	16.0
Interest and other income	5.0	4.9	9.7	10.9
Interest and other income of Consolidated Funds	35.9	257.0	64.8	483.3
Revenue of a consolidated real estate VIE	18.4	7.8	42.8	63.0
Total revenues	608.0	856.1	1,091.1	1,992.9
Expenses
Compensation and benefits
Base compensation	149.9	128.6	316.2	308.7
Equity-based compensation	109.0	114.3	184.4	204.2
Performance fee related
Realized	172.4	263.5	234.0	406.5
Unrealized	(75.9)	(91.8)	(68.0)	81.9
Total compensation and benefits	355.4	414.6	666.6	1,001.3
General, administrative and other expenses	91.4	132.8	173.7	249.6
Interest	15.4	14.5	30.7	29.1
Interest and other expenses of Consolidated Funds	31.6	257.0	55.0	494.8
Interest and other expenses of a consolidated real estate VIE	52.4	27.6	75.8	97.6
Other non-operating expenses (income)	0.7	(2.9)	4.5	(1.8)
Total expenses	546.9	843.6	1,006.3	1,870.6
Other income
Net investment gains (losses) of Consolidated Funds	6.7	461.6	(1.7)	967.1
Income before provision for income taxes	67.8	474.1	83.1	1,089.4
Provision for income taxes	24.3	6.0	31.7	16.5
Net income	43.5	468.1	51.4	1,072.9
Net income (loss) attributable to non-controlling interests in consolidated entities	1.6	370.8	(0.7)	809.9
Net income attributable to Carlyle Holdings	41.9	97.3	52.1	263.0
Net income attributable to non-controlling interests in Carlyle Holdings	35.8	66.7	37.6	192.9
Net income attributable to The Carlyle Group L.P.	$6.1	$30.6	$14.5	$70.1
Net income attributable to The Carlyle Group L.P. per common unit (see Note 14)
Basic	$0.07	$0.42	$0.18	$0.99
Diluted	$0.07	$0.34	$0.09	$0.85
Weighted-average common units
Basic	81,683,415	71,781,981	81,284,238	69,744,646
Diluted	85,849,938	306,629,008	304,176,760	303,073,361
Distributions declared per common unit	$0.26	$0.33	$0.55	$1.94
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$43.5	$468.1	$51.4	$1,072.9
Other comprehensive loss
Foreign currency translation adjustments	(36.2)	(426.5)	(17.2)	(891.6)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	0.6	0.5	1.2	1.0
Defined benefit plans
Unrealized gain (loss) for the period	0.7	(1.6)	0.5	1.0
Less: reclassification adjustment for loss during the period, included in base compensation expense	—	0.1	—	0.2
Other comprehensive loss	(34.9)	(427.5)	(15.5)	(889.4)
Comprehensive income	8.6	40.6	35.9	183.5
Comprehensive loss attributable to partners’ capital appropriated for Consolidated Funds	—	4.2	—	61.8
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	19.9	(97.6)	24.8	(159.0)
Comprehensive loss attributable to redeemable non-controlling interests in consolidated entities	0.2	162.3	0.1	85.8
Comprehensive income attributable to Carlyle Holdings	28.7	109.5	60.8	172.1
Comprehensive income attributable to non-controlling interests in Carlyle Holdings	(25.8)	(87.9)	(43.9)	(118.4)
Comprehensive income attributable to The Carlyle Group L.P.	$2.9	$21.6	$16.9	$53.7
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$51.4	$1,072.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34.2	68.0
Equity-based compensation	184.4	204.2
Excess tax benefits related to equity-based compensation	—	(1.5)
Non-cash performance fees	67.2	45.1
Other non-cash amounts	(11.6)	41.8
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(26.4)	(1,074.9)
Realized/unrealized loss from loans payable of Consolidated Funds	27.9	103.1
Purchases of investments by Consolidated Funds	(1,310.5)	(4,236.0)
Proceeds from sale and settlements of investments by Consolidated Funds	466.6	4,925.9
Non-cash interest income, net	(1.9)	(18.9)
Change in cash and cash equivalents held at Consolidated Funds	391.3	1,134.6
Change in other receivables held at Consolidated Funds	0.7	670.5
Change in other liabilities held at Consolidated Funds	(14.6)	(494.1)
Investment income	(54.3)	(11.7)
Purchases of investments	(162.9)	(35.1)
Proceeds from the sale of investments and trading securities	133.3	330.5
Payments of contingent consideration	(75.6)	(3.4)
Changes in deferred taxes, net	14.7	(1.1)
Change in due from affiliates and other receivables	8.8	(12.3)
Change in receivables and inventory of a consolidated real estate VIE	(4.9)	(41.6)
Change in deposits and other	(2.5)	(8.4)
Change in other assets of a consolidated real estate VIE	8.8	(22.5)
Change in accounts payable, accrued expenses and other liabilities	(16.3)	15.4
Change in accrued compensation and benefits	(96.4)	(32.7)
Change in due to affiliates	(22.4)	687.7
Change in other liabilities of a consolidated real estate VIE	9.6	49.0
Change in deferred revenue	7.4	(57.5)
Net cash (used in) provided by operating activities	(394.0)	3,297.0
Cash flows from investing activities
Change in restricted cash	6.4	(655.9)
Purchases of fixed assets, net	(8.4)	(43.9)
Net cash used in investing activities	(2.0)	(699.8)
Cash flows from financing activities
Proceeds from debt obligations	20.6	—
Net payments on loans payable of a consolidated real estate VIE	(16.9)	(32.7)
Net borrowings on loans payable of Consolidated Funds	412.3	314.2
Payments of contingent consideration	(0.3)	(1.1)
Excess tax benefits related to equity-based compensation	—	1.5
Distributions to common unitholders	(45.0)	(134.6)
Distributions to non-controlling interest holders in Carlyle Holdings	(148.4)	(485.5)
Net proceeds from issuance of common units, net of offering costs	—	209.9
Acquisition of non-controlling interests in Carlyle Holdings	—	(209.9)
Contributions from non-controlling interest holders	71.6	1,353.8
Distributions to non-controlling interest holders	(61.3)	(2,641.9)
Units repurchased	(36.2)	—
Change in due to/from affiliates financing activities	13.4	(5.7)
Change in due to/from affiliates and other receivables of Consolidated Funds	—	(951.1)
Net cash provided by (used in) financing activities	209.8	(2,583.1)
Effect of foreign exchange rate changes	2.0	(40.0)
Decrease in cash and cash equivalents	(184.2)	(25.9)
Cash and cash equivalents, beginning of period	991.5	1,242.0
Cash and cash equivalents, end of period	$807.3	$1,216.1
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$1.7	$19.6
Initial consolidation of Consolidated Funds	$—	$36.0
Net asset impact of deconsolidation of Consolidated Funds	$(7,170.2)	$(36.0)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$(0.2)	$57.9
Deferred tax liability	$—	$2.6
Tax receivable agreement liability	$(0.2)	$49.8
Total partners’ capital	$—	$5.5
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
Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2016, the Partnership paid an aggregate of $36.2 million to repurchase and retire 2,252,381 units (excluding $0.5 million and 32,300 units that were pending settlement at June 30, 2016) with the majority of repurchases done via open market transactions.

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
As of June 30, 2016, assets and liabilities of the remaining consolidated VIEs reflected in the condensed consolidated balance sheets were $4.1 billion and $3.9 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of June 30, 2016, the Partnership held $116.3 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Partnership consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.

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

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Investments	$661.0	$466.8
Due from affiliates, net	3.7	19.4
Maximum Exposure to Loss	$664.7	$486.2
Additionally, as of June 30, 2016, the Partnership had $27.7 million and $9.6 million recognized in the condensed consolidated balance sheet related to performance fee and management fee arrangements, respectively, related to the unconsolidated VIEs.
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
For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.25% to 1.59% of NAV per year. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs/structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.
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

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $8.4 million and $4.8 million for the three months ended June 30, 2016 and 2015, respectively, and $31.9 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2016 and December 31, 2015, the Partnership has recognized $222.8 million and $252.0 million, respectively, for giveback obligations.
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

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $33.9 million and $227.3 million for the three months ended June 30, 2016 and 2015, respectively, and $61.6 million and $435.7 million for the six months ended June 30, 2016 and 2015, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon any reversal of performance fee revenue, the related compensation expense is also reversed. As of both June 30, 2016 and December 31, 2015, the Partnership had recorded a liability of $1.5 billion related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.
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

The Partnership accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Partnership’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Partnership’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prior to January 1, 2016, non-controlling interests related to hedge funds were subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time, or were withdrawn subject to a redemption fee during the period when capital could not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds were presented as redeemable non-controlling interests in consolidated entities within the condensed consolidated balance sheets. When redeemable amounts became contractually payable to investors, they were classified as a liability and included in other liabilities of Consolidated Funds in the condensed consolidated balance sheets. As a result of the adoption of the new consolidation guidance on January 1, 2016, the Partnership deconsolidated certain hedge funds that were previously consolidated and redeemable non-controlling interests in consolidated entities do not include any third-party interests from such hedge funds. Therefore, at June 30, 2016, redeemable non-controlling interests in consolidated entities now solely represent ownership interests in consolidated subsidiaries which are redeemable and not owned by the Partnership.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equity Method Investments
The Partnership accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated Funds and strategic investments, using the equity method of accounting. The carrying value of equity method investments is determined based on amounts invested by the Partnership, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreement, less distributions received. The Partnership evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Restricted Cash
Restricted cash at June 30, 2016 and December 31, 2015 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions or hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. Cash and securities held to satisfy these collateral requirements of $18.4 million is included in restricted cash and securities of Consolidated Funds at December 31, 2015. As of June 30, 2016, none of the consolidated CLOs held such cash or securities.
Corporate Treasury Investments
Corporate treasury investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. These investments are accounted for as trading securities in which changes in the fair value of each investment are recorded through investment income (loss). Any interest earned on debt investments is recorded through interest and other income.
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

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2016 and December 31, 2015 were as follows:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$(0.2)	$(0.5)
Currency translation adjustments	(87.8)	(87.9)
Unrealized losses on defined benefit plans	(1.5)	(1.7)
Total	$(89.5)	$(90.1)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $(12.1) million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $(22.9) million and $18.5 million for the six months ended June 30, 2016 and 2015, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326). ASU 2016-13    requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, GAAP requires an "incurred loss" methodology that delays recognition until it is probable a loss has been incurred. Under the new standard, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

This guidance is effective for the Partnership on January 1, 2020 and early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance.

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 changes certain aspects of accounting for share-based payments to employees. ASU 2016-9 requires the income tax effects of awards to be recognized through the income statement when the awards vest or are settled. Currently, an entity must determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits have been recognized in partners’ capital, while tax deficiencies have been recognized as an offset to accumulated excess tax benefits or in the income statement. Under ASU 2016-9, all excess tax benefits and tax deficiencies are required to be recognized as income tax benefit or expense in the income statement. This provision of the guidance is required to be applied prospectively. Additionally, ASU 2016-9 allows an employer to withhold employee shares upon vest up to maximum statutory tax rates without causing an award to be classified as a liability. This provision of the guidance requires a modified retrospective transition method. Finally, the current equity-based compensation guidance requires cost to be measured based on the number of awards that are expected to vest. Under ASU 2016-9, an accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Partnership on January 1, 2017 and early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2016:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$11.9	$11.9
Bonds	—	—	407.8	407.8
Loans	—	—	2,933.1	2,933.1
Other	—	—	0.1	0.1
	—	—	3,352.9	3,352.9
Investments in CLOs and other	—	—	152.7	152.7
Corporate treasury investments
Bonds	—	40.6	—	40.6
Commercial paper and other	—	22.0	—	22.0
	—	62.6	—	62.6
Foreign currency forward contracts	—	0.2	—	0.2
Total	$—	$62.8	$3,505.6	$3,568.4
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,284.7	$3,284.7
Derivative instruments of the CLOs	—	—	0.3	0.3
Contingent consideration(2)	—	—	25.0	25.0
Loans payable of a consolidated real estate VIE	—	—	81.7	81.7
Foreign currency forward contracts	—	15.9	—	15.9
Total	$—	$15.9	$3,391.7	$3,407.6

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

There were no transfers from Level II to Level I during the six months ended June 30, 2016. Transfers from Level II to Level I during the six months ended June 30, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II.

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
The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$11.5	$331.9	$2,263.9	$74.3	$0.2	$124.2	$—	$2,806.0
Initial consolidation / deconsolidation of funds	—	—	—	(74.3)	—	—	—	(74.3)
Purchases	2.2	101.1	886.2	—	—	24.9	—	1,014.4
Sales	(0.1)	(24.8)	(68.6)	—	—	(1.6)	—	(95.1)
Settlements	—	—	(195.5)	—	—	—	—	(195.5)
Realized and unrealized gains (losses), net
Included in earnings	(1.5)	9.8	85.6	—	(0.1)	14.2	—	108.0
Included in other comprehensive income	(0.2)	(10.2)	(38.5)	—	—	(9.0)	—	(57.9)
Balance, end of period	$11.9	$407.8	$2,933.1	$—	$0.1	$152.7	$—	$3,505.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.1	$9.4	$78.2	$(2.3)	$(0.1)	$14.2	$—	$99.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Six Months Ended June 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds (1)	(562.1)	(890.7)	(13,506.9)	(74.3)	(5.0)	123.8	(8.7)	(14,923.9)
Purchases	11.1	149.0	1,138.0	12.4	—	24.9	—	1,335.4
Sales	(5.2)	(37.3)	(127.9)	—	—	(4.2)	—	(174.6)
Settlements	—	—	(296.2)	—	—	—	—	(296.2)
Realized and unrealized gains (losses), net
Included in earnings	(7.5)	1.8	23.9	2.3	0.1	18.2	—	38.8
Included in other comprehensive income	0.3	4.1	15.5	—	—	(11.4)	—	8.5
Balance, end of period	$11.9	$407.8	$2,933.1	$—	$0.1	$152.7	$—	$3,505.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(5.6)	$1.9	$22.8	$—	$0.3	$18.2	$—	$37.6

	Financial Assets
	Three Months Ended June 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,393.3	$1,149.3	$15,439.4	$—	$3.3	$2.2	$12.6	$18,000.1
Transfers out (3)	—	—	—	—	—	—	(3.9)	(3.9)
Purchases	15.3	132.0	1,646.1	—	—	—	—	1,793.4
Sales	(422.7)	(139.3)	(795.7)	—	—	—	—	(1,357.7)
Settlements	—	—	(1,056.6)	—	—	—	—	(1,056.6)
Realized and unrealized gains (losses), net
Included in earnings	61.6	11.4	83.6	—	0.6	(0.2)	—	157.0
Included in other comprehensive income	(23.7)	40.3	144.1	—	0.1	—	—	160.8
Balance, end of period	$1,023.8	$1,193.7	$15,460.9	$—	$4.0	$2.0	$8.7	$17,693.1
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(208.8)	$10.8	$65.0	$—	$0.6	$(0.2)	$(0.2)	$(132.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Six Months Ended June 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$—	$1.5	$3.3	$8.6	$18,302.6
Transfers out (3)	—	—	—	—	—	—	(3.9)	(3.9)
Purchases	28.0	225.4	3,274.3	—	—	—	3.9	3,531.6
Sales	(1,022.3)	(207.8)	(1,138.9)	—	—	—	—	(2,369.0)
Settlements	—	—	(1,497.5)	—	—	—	—	(1,497.5)
Realized and unrealized gains (losses), net
Included in earnings	249.9	23.3	116.4	—	2.6	(1.3)	0.1	391.0
Included in other comprehensive income	(200.3)	(83.0)	(378.3)	—	(0.1)	—	—	(661.7)
Balance, end of period	$1,023.8	$1,193.7	$15,460.9	$—	$4.0	$2.0	$8.7	$17,693.1
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(302.5)	$21.1	$97.6	$—	$2.8	$(1.3)	$(0.1)	$(182.4)

(1)
As a result of the adoption of ASU 2015-2 and the deconsolidation of certain CLOs on January 1, 2016, $123.8 million of investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other for the six months ended June 30, 2016.

(2)
As a result of the retrospective adoption of ASU 2015-7, the beginning balance of Partnership and LLC interests that are measured at fair value using the NAV per share practical expedient have been revised to reflect their exclusion from the fair value hierarchy.

(3)
Transfers into and out of Level III financial assets were due to changes in the observability of market inputs used in the valuation of such assets. Transfers are measured as of the beginning of the period in which the transfer occurs.

	Financial Liabilities
	Three Months Ended June 30, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$2,459.0	$—	$24.3	$73.5	$2,556.8
Initial consolidation of funds	379.0	—	—	—	379.0
Borrowings	632.0	—	—	—	632.0
Paydowns	(227.3)	—	—	(7.5)	(234.8)
Realized and unrealized (gains) losses, net
Included in earnings	87.3	0.3	0.7	6.7	95.0
Included in other comprehensive income	(45.3)	—	—	9.0	(36.3)
Balance, end of period	$3,284.7	$0.3	$25.0	$81.7	$3,391.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$88.8	$0.3	$0.7	$6.7	$96.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Six Months Ended June 30, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Initial consolidation / deconsolidation of funds	(14,221.3)	(29.0)	—	—	(14,250.3)
Borrowings	644.7	—	—	—	644.7
Paydowns	(232.4)	—	(0.3)	(16.9)	(249.6)
Realized and unrealized (gains) losses, net
Included in earnings	28.0	0.2	4.5	13.8	46.5
Included in other comprehensive income	19.0	—	—	9.4	28.4
Balance, end of period	$3,284.7	$0.3	$25.0	$81.7	$3,391.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$26.3	$(0.3)	$4.5	$13.8	$44.3

	Financial Liabilities
	Three Months Ended June 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,554.6	$27.4	$51.3	$139.6	$16,772.9
Borrowings	685.8	—	—	(7.8)	678.0
Paydowns	(773.2)	—	(0.6)	(13.8)	(787.6)
Sales	—	(3.9)	—	—	(3.9)
Realized and unrealized (gains) losses, net
Included in earnings	49.2	8.5	(2.5)	18.1	73.3
Included in other comprehensive income	211.1	(2.9)	(0.3)	(23.7)	184.2
Balance, end of period	$16,727.5	$29.1	$47.9	$112.4	$16,916.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$43.3	$(1.6)	$(2.5)	$18.1	$57.3

	Financial Liabilities
	Six Months Ended June 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,052.2	$17.2	$51.1	$146.2	$16,266.7
Initial consolidation of funds	664.4	—	—	—	664.4
Borrowings	1,625.1	—	—	—	1,625.1
Paydowns	(1,311.7)	—	(1.1)	(32.7)	(1,345.5)
Sales	—	(4.7)	—	—	(4.7)
Realized and unrealized (gains) losses, net
Included in earnings	105.0	17.5	(1.8)	31.1	151.8
Included in other comprehensive income	(407.5)	(0.9)	(0.3)	(32.2)	(440.9)
Balance, end of period	$16,727.5	$29.1	$47.9	$112.4	$16,916.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$75.5	$(15.6)	$(1.8)	$31.1	$89.2

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of June 30, 2016:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2016
Assets
Investments of Consolidated Funds:
Equity securities	11.4	Discounted Cash Flow	Discount Rates	9% - 13% (10%)
			Exit Cap Rate	7% - 11% (8%)
	0.5	Consensus Pricing	Indicative Quotes ($ per share)	$7

Bonds	407.8	Consensus Pricing	Indicative Quotes (% of Par)	75 - 112 (99)
Loans	2,933.1	Consensus Pricing	Indicative Quotes (% of Par)	26 - 102 (98)
Other	0.1	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	5
	3,352.9
Investments in CLOs and other:
Senior secured notes	120.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 11% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	60% - 73% (66%)
			Indicative Quotes (% of Par)	82 - 101 (98)
Subordinated notes and preferred shares	31.4	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 17% (14%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	60% - 73% (65%)
			Indicative Quotes (% of Par)	2
Other	1.1	Comparable Multiple	LTM EBITDA Multiple	5.5x - 5.5x (5.5x)
Total	$3,505.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes (1)	$3,129.8	Other	N/A	N/A
Subordinated notes and preferred shares (1)	32.7	Other	N/A	N/A
	122.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 17% (14%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	60% - 73% (66%)
			Indicative Quotes (% of Par)	6 - 84 (64)
Derivative instruments of Consolidated Funds	0.3	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	1
Loans payable of a consolidated real estate VIE	81.7	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (37%)
			Discount Rate	21% - 31% (24%)
Contingent consideration(2)	25.0	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 100% (9%)
			Discount Rate	0% - 23% (4%)
Total	$3,391.7

(1)
Beginning on January 1, 2016, CLO loan payables held by third party beneficial interest holders are measured on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Partnership.

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

4. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$1,778.1	$2,096.9
Global Market Strategies	65.2	78.3
Real Assets	474.1	313.6
Investment Solutions	549.7	499.8
Total	$2,867.1	$2,988.6
Approximately 46% and 54% of accrued performance fees at June 30, 2016 and December 31, 2015, respectively, are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$(3.6)	$(36.6)
Real Assets	(219.2)	(215.4)
Total	$(222.8)	$(252.0)
During the three months ended June 30, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to one of its Corporate Private Equity funds. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Corporate Private Equity	$69.1	$266.9	$96.6	$780.2
Global Market Strategies	7.4	3.7	9.0	22.4
Real Assets	115.5	(20.3)	217.7	(28.8)
Investment Solutions	18.9	44.6	32.8	94.1
Total	$210.9	$294.9	$356.1	$867.9

Approximately 58%, or $122.4 million, of performance fees for the three months ended June 30, 2016 are related to Carlyle Beijing Partners, L.P., one of the Partnership's Corporate Private Equity funds, and Carlyle Realty Partners V, L.P. and Carlyle Realty Partners VII, L.P., two of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Beijing Partners, L.P., Carlyle Realty Partners V, L.P., and Carlyle Realty Partners VII, L.P. were $39.5 million, $54.2 million, and $44.3 million, respectively, for the three months ended June 30, 2016.
Approximately 76%, or $271.1 million, of performance fees for the six months ended June 30, 2016 are related to Carlyle Partners V, L.P., and Carlyle Beijing Partners L.P., two of the Partnership's Corporate Private Equity funds, and Carlyle Realty Partners V, L.P., and Carlyle Realty Partners VII, L.P., two of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Beijing Partners, L.P., Carlyle Realty Partners V, L.P., and Carlyle Realty Partners VII, L.P. were $109.7 million, $39.5 million, $106.1 million and $80.6 million, respectively, for the six months ended June 30, 2016.
Approximately 57%, or $168.6 million, of performance fees for the three months ended June 30, 2015 were related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., and Carlyle Asia Growth Partners IV, L.P., three of the Partnership’s Corporate Private Equity funds, and Carlyle Realty Partners VI, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P., two of the Partnership's Real Assets funds. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., Carlyle Asia Growth Partners IV, L.P., Carlyle Realty Partners VI, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. were $98.7 million, $42.6 million, and $57.1 million, $35.6 million, and $(40.8) million, respectively, for the three months ended June 30, 2015.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Approximately 39%, or $336.1 million, of performance fees for the six months ended June 30, 2015 are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P., and Carlyle/Riverstone Global Energy and Power Fund III, L.P. Total revenues recognized from Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. were $274.3 million, $216.3 million and $(105.6) million, respectively, for the six months ended June 30, 2015.

5. Investments
Investments consist of the following:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$946.0	$876.6
Investments in CLOs and other (1)	153.0	9.3
Total investments	$1,099.0	$885.9

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
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of June 30, 2016 the carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation was approximately $2.7 million. As of December 31, 2015, there was no carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation. The carrying value of the Partnership’s general partner investments in the NGP X fund not attributable to the carried interest allocation was $18.8 million as of June 30, 2016 and $18.7 million as of December 31, 2015.
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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Management fees	$20.5	$12.6	$41.2	$26.9
Performance fees	9.7	(0.6)	9.7	(15.1)
Investment income (loss)	5.9	(0.3)	4.4	(0.5)
Expenses and amortization of basis differences	(16.8)	(19.7)	(34.2)	(37.8)
Net investment income (loss)	$19.3	$(8.0)	$21.1	$(26.5)

The difference between the Partnership’s carrying value of its investment and its share of the underlying net assets of the investee was $57.4 million and $85.0 million as of June 30, 2016 and December 31, 2015, respectively; these differences are amortized over a period of 10 years from the initial investment date.
Equity Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies, Real Assets, and Investment Solutions, typically as general partner interests, and its strategic investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$294.4	$254.5
Global Market Strategies	25.2	26.7
Real Assets	603.9	592.7
Investment Solutions	22.5	2.7
Total	$946.0	$876.6
The Partnership evaluates each of its equity method investments to determine if disclosure of summarized income statement information is required under Article 10 of Regulation S-X. As of June 30, 2016 and for the three months and six

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

months then ended, no individual equity method investment held by the Partnership met the threshold for disclosure of summarized income statement information.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income from equity investments	$56.8	$6.8	$50.4	$16.2
Income (loss) from investments in CLOs	8.5	2.4	5.0	(0.2)
Other investment income	—	—	0.3	—
Total	$65.3	$9.2	$55.7	$16.0
Carlyle’s income (loss) from its equity method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Corporate Private Equity	$20.8	$6.4	$18.5	$30.2
Global Market Strategies	(0.1)	0.2	(5.0)	0.9
Real Assets	35.6	(0.2)	37.4	(15.9)
Investment Solutions	0.5	0.4	(0.5)	1.0
Total	$56.8	$6.8	$50.4	$16.2
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of June 30, 2016 and December 31, 2015 primarily consisted of $153.0 million and $9.3 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.
Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2016, the Partnership formed two new CLOs in which it is the primary beneficiary. As of June 30, 2016, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $1.1 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Interest income from investments	$33.9	$227.3	$61.6	$435.7
Other income	2.0	29.7	3.2	47.6
Total	$35.9	$257.0	$64.8	$483.3

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Gains from investments of Consolidated Funds	$94.2	$515.4	$26.4	$1,075.9
Losses from liabilities of CLOs	(87.3)	(54.1)	(27.9)	(109.6)
Gains (losses) on other assets of CLOs	(0.2)	0.3	(0.2)	0.8
Total	$6.7	$461.6	$(1.7)	$967.1
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Realized gains (losses)	$(3.4)	$209.5	$(9.6)	$434.1
Net change in unrealized gains	97.6	305.9	36.0	641.8
Total	$94.2	$515.4	$26.4	$1,075.9
6. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Acquired contractual rights	$829.2	$830.4
Acquired trademarks	6.6	6.6
Accumulated amortization	(757.0)	(739.6)
Finite-lived intangible assets, net	78.8	97.4
Goodwill	38.4	38.3
Intangible assets, net	$117.2	$135.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment as of June 30, 2016. There was no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2015	$28.0	$10.3	$38.3
Foreign currency translation	—	0.1	0.1
Balance as of June 30, 2016	$28.0	$10.4	$38.4

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the six months ended June 30, 2016 and 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. These intangible assets are included in the Global Market Strategies segment. The Partnership recorded an impairment loss of $11.8 million during the six months ended June 30, 2015 to reduce the carrying value of the intangible assets to their estimated fair value. No impairment loss was recorded during the six months ended June 30, 2016.

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
Intangible asset amortization expense, excluding impairment losses, was $8.9 million and $21.3 million during the three months ended June 30, 2016 and 2015, respectively, and $19.3 million and $43.7 million during the six months ended June 30, 2016 and 2015, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for July 1, 2016 through December 31, 2020 and thereafter (Dollars in millions):

2016	$17.6
2017	31.7
2018	15.7
2019	5.5
2020	5.5
Thereafter	2.8
$78.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	As of June 30, 2016		As of December 31, 2015
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.7	$25.0	$24.6
CLO Term Loan (1)	13.9	13.9	13.7	13.7
CLO 2016-2 Retention Term Loan (2)	20.6	20.6	—	—
3.875% Senior Notes Due 2/01/2023	500.0	496.9	500.0	496.7
5.625% Senior Notes Due 3/30/2043	600.0	600.8	600.0	600.7
Promissory Note Due 1/01/2022	120.0	120.0	—	—
Total debt obligations	$1,279.5	$1,276.9	$1,138.7	$1,135.7

(1)	Due the earlier of September 28, 2018 or the date that the CLO is dissolved.

(2)	Due the earlier of July 15, 2027 or the date that the CLO is dissolved.
Senior Credit Facility
As of June 30, 2016, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of June 30, 2016, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at June 30, 2016, the interest rate was 1.59%). There was no amount outstanding under the revolving credit facility at June 30, 2016. Interest expense under the senior credit facility was not significant for the three months and six months ended June 30, 2016 and 2015. The fair value of the outstanding balances of the term loan and revolving credit facility at June 30, 2016 and December 31, 2015 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.
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
CLO Term Loan
On October 3, 2013, the Partnership borrowed €12.6 million ($13.9 million at June 30, 2016) under a term loan and security agreement with a financial institution. Proceeds from the borrowing were used to fund the Partnership’s investment in a CLO. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at June 30, 2016). The Partnership may prepay the facility in whole or in part at any time without penalty. The term loan is scheduled to mature on the earlier of 5 years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO. Interest expense on the term loan was not significant for the three months and six months ended June 30, 2016 and 2015. The fair value of the outstanding balance of the term loan at June 30, 2016 and December 31, 2015 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

CLO 2016-2 Retention Term Loan

On June 7, 2016, the Partnership borrowed $20.6 million under a term loan and security agreement with a financial institution. Proceeds from the loan was used to fund the Partnership's investment in a CLO. Interest on the term loan accrues at the weighted average rate of the underlying senior notes issued by the CLO (approximately 2.59% at June 30, 2016). The Partnership may prepay the term loan in whole or in part at any time without penalty. The term loan is scheduled to mature on

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the earlier of July 15, 2027 or the date that the CLO is dissolved. The term loan is secured by the Partnership's investment in the CLO, has a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity. Interest expense on the term loan was not significant for the three months and six months ended June 30, 2016. The fair value of the outstanding balance of the term loan at June 30, 2016 approximated par based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
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

Interest expense on the notes was $4.9 million for both the three months ended June 30, 2016 and 2015 and $9.9 million for both the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, the fair value of the notes, including accrued interest, was approximately $529.7 million and $515.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
In March 2014, an indirect finance subsidiary of the Partnership issued $200.0 million of 5.625% Senior Notes due March 30, 2043 at 104.315% of par. These notes were issued as additional 5.625% Senior Notes and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these senior notes.
Interest expense on the notes was $8.5 million for both the three months ended June 30, 2016 and 2015 and $16.9 million for both the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, the fair value of the notes, including accrued interest, was approximately $669.4 million and $646.6 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Note
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.13% at June 30, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three months and six months ended June 30, 2016 and 2015. The fair value of the outstanding balance of the promissory note at June 30, 2016 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.
Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2016.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of June 30, 2016 (see Note 16); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loans, senior notes, or the loans payable of Consolidated Funds.
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
As of June 30, 2016 and December 31, 2015, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,142.1	$3,129.8	2.33%		9.93
Subordinated notes, preferred shares and other	149.1	154.9	N/A	(a)	9.31
Total	$3,291.2	$3,284.7

	As of December 31, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$16,301.0	$15,915.5	1.98%		9.54
Subordinated notes, preferred shares and other	993.0	1,112.4	N/A	(a)	8.64
Combination notes	20.0	18.8	N/A	(b)	7.43
Total	$17,314.0	$17,046.7

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2016 and December 31, 2015, the fair value of the CLO assets was $3.8 billion and $18.6 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended June 30, 2016
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$9.0	$50.2	$44.2		$103.4
Change in carrying value	0.2	(3.3)	2.8		(0.3)
Balance, end of period	$9.2	$46.9	$47.0		$103.1

	Rollforward For The Six Months Ended June 30, 2016
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$8.7	$80.4	$221.5		$310.6
Change in carrying value	0.5	(20.9)	8.8		(11.6)
Payments	—	(12.6)	(63.3)	(a)	(75.9)
Conversion to note payable	—	—	(120.0)	(a)	(120.0)
Balance, end of period	$9.2	$46.9	$47.0		$103.1

	Rollforward For The Three Months Ended June 30, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$27.5	$141.8	$226.1		$395.4
Change in carrying value	1.0	(40.2)	(1.3)		(40.5)
Payments	—	—	(0.7)		(0.7)
Balance, end of period	$28.5	$101.6	$224.1		$354.2

	Rollforward For The Six Months Ended June 30, 2015
	Amounts payable to the sellers who are Carlyle professionals				Total
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance, beginning of period	$26.8	$156.8	$201.0		$384.6
Change in carrying value	1.7	(49.7)	24.3	(a)	(23.7)
Payments	—	(3.3)	(1.2)		(4.5)
Issuance of equity	—	(2.2)	—		(2.2)
Balance, end of period	$28.5	$101.6	$224.1		$354.2
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
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 3 for additional disclosures related to the fair value of these instruments as of June 30, 2016 and December 31, 2015.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of June 30, 2016 is $387.5 million versus the liabilities recognized on the balance sheet of $103.1 million. Based on the historical and projected performance of the Partnership's acquisitions, the Partnership believes that approximately $234.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
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

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Accrued performance fee-related compensation	$1,454.1	$1,511.9
Accrued bonuses	175.0	211.9
Employment-based contingent cash consideration	46.9	80.4
Other	81.2	149.0
Total	$1,757.2	$1,953.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2016 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,755.1
Global Market Strategies	471.6
Real Assets	654.4
Investment Solutions	93.7
Total	$2,974.8
Of the $3.0 billion of unfunded commitments, approximately $2.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership. In addition to these unfunded commitments, the Partnership may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (3.63% weighted-average rate at June 30, 2016). As of June 30, 2016 and December 31, 2015, approximately $9.7 million and $9.4 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of June 30, 2016 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $222.8 million at June 30, 2016, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2016. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $5.5 million and $23.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2016 and December 31, 2015, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $364.6 million and $367.2 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2016 and December 31, 2015, respectively. Such amounts are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2016, approximately $140.6 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $82.2 million.
If, at June 30, 2016, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.7 billion, on an after-tax basis where applicable.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2016 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $13.8 million and $14.4 million for the three months ended June 30, 2016 and 2015, respectively, and $27.4 million and $28.9 million for the six months ended June 30, 2016 and 2015, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2016	$27.4
2017	52.3
2018	48.0
2019	41.9
2020	39.8
Thereafter	292.9
$502.3
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $59.8 million and $59.7 million as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Royal Court of Guernsey seeking $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. The trial, in the Royal Court of Guernsey, began in June 2016 and is expected to last until November 2016.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. For example, among various other requests for information, the SEC has requested information about: (i) the Partnership's historical practices relating to the acceleration of monitoring fees received from the Partnership's funds' portfolio companies, (ii) the Partnership's relationship with a third-party investment adviser to a registered investment company that has invested in various investment funds sponsored by the Partnership, and (iii) a complaint allegedly made by a former employee who has filed a claim against the Partnership in district court for wrongful termination of his employment. We are cooperating fully with the SEC's inquiries.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2016, the Partnership has estimated liabilities aggregating to $62 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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
On April 15, 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including penalties and interest accrued since the beginning of the tax dispute). The Partnership disagreed with the outcome and filed a petition of appeal on July 3, 2015. In 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax obligations and the Partnership paid approximately €75 million in its capacity as a guarantor. CEREP I has approximately €1 million in net assets as of June 30, 2016. Additionally, the French Ministry of Justice is continuing its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

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

The Partnership is evaluating two commodities transactions entered into by one of our hedge funds and/or two associated vehicles where we believe that the counterparties may have defaulted on their obligations or otherwise acted unlawfully with regard to certain assets.  The Partnership is in discussions with both counterparties and is pursuing potential remedies including legal and insurance claims on behalf of the hedge fund and associated vehicles. Through June 30, 2016, the Partnership has incurred approximately $4 million of legal and professional fees related to these matters. Although the amount and timing are uncertain, it is possible that litigation or claims by the investors in the hedge fund or associated vehicles could arise and the Partnership could incur significant additional costs or liabilities associated with these transactions.

Restructuring
During the six months ended June 30, 2016, the Partnership decided to restructure its Investment Solutions segment to focus on private market secondaries, primary investments, co-investment and managed account activities and, given the challenging market environment, discontinue its fund of hedge funds and liquid alternative initiatives at Diversified Global Asset Management Corporation (“DGAM”). As a result, during the three months and six months ended June 30, 2016, the Partnership incurred $1.2 million and $8.9 million, respectively, of employee separation and other contract termination expenses, of which $4.7 million was paid as of June 30, 2016. The Partnership estimates that it will incur an additional $1.8 million of wind down expenses. The majority of these expenses relate to employee separation.

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
The Partnership considers cash, cash equivalents, securities, receivables, equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior notes is disclosed in Note 7.
11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$5.5	$23.8
Notes receivable and accrued interest from affiliates	42.8	7.3
Other receivables from unconsolidated funds and affiliates, net	193.1	164.2
Total	$241.4	$195.3
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.01% as of June 30, 2016. The accrued and charged interest to the affiliates was not significant for any period presented.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

Due to Affiliates
The Partnership had the following due to affiliates balances at June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.3
Due to non-consolidated affiliates	30.5	51.7
Performance-based contingent cash and equity consideration related to acquisitions	40.6	35.3
Amounts owed under the tax receivable agreement	138.0	141.7
Other	14.2	16.9
Total	$223.5	$245.9

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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.1 million and $1.4 million, for the three months ended June 30, 2016 and 2015, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

12. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense was $24.3 million and $6.0 million for the three months ended June 30, 2016 and 2015, respectively, and $31.7 million and $16.5 million for the six months ended June 30, 2016 and 2015, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2016, the Partnership’s U.S. federal income tax returns for the years 2012 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2015. Foreign tax returns are generally subject to audit from 2008 to 2015. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1.8	$4,213.0
Non-Carlyle interests in majority-owned subsidiaries	374.7	394.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(106.8)	(113.5)
Non-controlling interests in consolidated entities	$269.7	$4,493.8
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$0.2	$577.7	$1.4	$1,027.6
Non-Carlyle interests in majority-owned subsidiaries	1.4	(15.6)	3.1	(16.4)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.2	(24.7)	(5.1)	(62.6)
Net income (loss) attributable to other non-controlling interests in consolidated entities	1.8	537.4	(0.6)	948.6
Net loss attributable to partners’ capital appropriated for CLOs	—	(4.3)	—	(52.9)
Net loss attributable to redeemable non-controlling interests in consolidated entities	(0.2)	(162.3)	(0.1)	(85.8)
Non-controlling interests in income (loss) of consolidated entities	$1.6	$370.8	$(0.7)	$809.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14. Earnings Per Common Unit
Basic and diluted net income per common unit are calculated as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$6,100,000	$6,100,000	$14,500,000	$14,500,000
Incremental net income from assumed exchange of Carlyle Holdings partnership units	—	—	—	13,600,000
Net income attributable to common units	$6,100,000	$6,100,000	$14,500,000	$28,100,000
Weighted-average common units outstanding	81,683,415	85,849,938	81,284,238	304,176,760
Net income per common unit	$0.07	$0.07	$0.18	$0.09

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$30,600,000	$30,600,000	$70,100,000	$70,100,000
Dilution of earnings due to participating securities with distribution rights	(329,300)	(460,600)	(783,700)	(1,823,700)
Incremental net loss from assumed exchange of Carlyle Holdings partnership units	—	73,900,000	—	188,300,000
Net income attributable to common units	$30,270,700	$104,039,400	$69,316,300	$256,576,300
Weighted-average common units outstanding	71,781,981	306,629,008	69,744,646	303,073,361
Net income per common unit	$0.42	$0.34	$0.99	$0.85
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	81,683,415	81,683,415	81,284,238	81,284,238
Unvested deferred restricted common units	—	4,166,523	—	2,988,087
Weighted-average vested Carlyle Holdings Partnership units	—	—	—	219,634,462
Unvested Carlyle Holdings Partnership units	—	—	—	269,973
Weighted-average common units outstanding	81,683,415	85,849,938	81,284,238	304,176,760

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	71,781,981	71,781,981	69,744,646	69,744,646
Unvested deferred restricted common units	—	5,711,096	—	5,187,097
Weighted-average vested Carlyle Holdings Partnership units	—	218,776,707	—	217,003,285
Unvested Carlyle Holdings Partnership units	—	10,359,224	—	11,138,333
Weighted-average common units outstanding	71,781,981	306,629,008	69,744,646	303,073,361
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Partnership's

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that June 30, 2016 and 2015 represent the end of the contingency period. The Partnership applies the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding. The Partnership applies the treasury stock method to the unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common units represented by the unvested Carlyle Holdings partnership units.
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 219,634,462 of vested Carlyle Holdings partnership units and 269,973 of unvested Carlyle Holdings partnership units for the six months ended June 30, 2016, respectively, were dilutive. As a result, a net income of non-controlling interests in Carlyle Holdings was estimated with this assumed exchange of $13.6 million for the six months ended June 30, 2016 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the three months ended June 30, 2016, 222,553,813 of vested and unvested Carlyle Holdings partnership units were antidilutive, and therefore have been excluded.
Further, based on these calculations, 218,776,707 and 217,003,285 of vested Carlyle Holdings partnership units and 10,359,224 and 11,138,333 of unvested Carlyle Holdings partnership units for the three months and six months ended June 30, 2015, respectively, were dilutive. As a result, the net income of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $73.9 million and $188.3 million for the three months and six months ended June 30, 2015 has been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of June 30, 2016, 38,911 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended June 30, 2016 and 2015, the Partnership recorded $0.2 million and $2.2 million in equity-based compensation expense associated with these awards, respectively. For the six months ended June 30, 2016 and 2015, the Partnership recorded $1.3 million and $5.1 million in equity-based compensation expense associated with these awards.

As of June 30, 2016, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $516.2 million, which is expected to be recognized over a weighted-average term of 1.0 year.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $64.3 million and $64.1 million for the three months ended June 30, 2016 and 2015, respectively, and $106.8 million and $106.1 million for the six months ended June 30, 2016 and 2015, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of June 30, 2016, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $325.0 million, which is expected to be recognized over a weighted-average term of 1.8 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 7.5% and a per unit discount that generally ranges up to 40%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2016, the Partnership revised its estimated forfeiture rates to a range of 2% to 7.5% from a previous range of 2% to 10%. The cumulative effect of the change in this estimate was not material. The Partnership recorded compensation expense of $44.5 million and $47.1 million for the three months ended June 30, 2016 and 2015, respectively, with $4.8 million and $4.6 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $76.2 million and $91.4 million for the six months ended June 30, 2016 and 2015, respectively, with $9.1 million and $8.7 million of corresponding deferred tax benefits, respectively. As of June 30, 2016, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $272.0 million, which is expected to be recognized over a weighted-average term of 2.1 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three months and six months ended June 30, 2016 and 2015.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 7.5%. During the first quarter of 2016, the Partnership revised its estimated forfeiture rate to 7.5% from 10%. The cumulative effect of the change in this estimate was not material. Equity-based compensation expense and related tax benefits associated with these awards were not material for the three months and six months ended June 30, 2016 and 2015. Further, as of June 30, 2016, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, was not material and is expected to be recognized within the next year.
A summary of the status of the Partnership’s non-vested equity-based awards as of June 30, 2016 and a summary of changes for the six months ended June 30, 2016, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	26,819,112	$22.18	18,420,434	$24.62	766,991	$27.41	6,741	$34.58
Granted	—	$—	5,405,335	$11.20	—	$—	—	$—
Vested	8,513,797	$22.00	3,259,298	$24.42	728,080	$27.71	3,480	$34.45
Forfeited	391,533	$22.00	940,115	$23.99	—	$—	621	$34.31
Balance, June 30, 2016	17,913,782	$22.26	19,626,356	$24.00	38,911	$21.67	2,640	$34.81

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Urbplan is currently a party to various litigation, government investigations and proceedings, disputes and other potential claims. The Partnership does not believe it is probable that the outcome of any existing Urbplan litigation, disputes or other potential claims will materially affect the Partnership or these consolidated financial statements.
From 2013 through June 30, 2016, $355.7 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $108.2 million of the $355.7 million and the remaining $247.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended June 30, 2016, $19.3 million was funded to Urbplan, of which the Partnership funded $18.5 million and the senior Carlyle professionals funded $0.8 million indirectly through the Partnership.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership may provide additional capital funding directly or indirectly to Urbplan in the future. Urbplan continues to seek capital funding from unaffiliated parties and seeks to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership will continue to provide financial support will be based on the circumstances at the time including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, the Partnership estimates that Urbplan may require up to $45 million of funding over the next twelve months.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 related to Urbplan were as follows:

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$79.4	$71.8
Inventory costs in excess of billings and advances	86.3	71.8
	$165.7	$143.6
Other assets of a consolidated real estate VIE:
Restricted investments	$11.7	$14.6
Fixed assets, net	0.2	0.8
Deferred tax assets	8.9	8.4
Other assets	31.4	23.8
	$52.2	$47.6
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $136.1 million and $125.6 million as of June 30, 2016 and December 31, 2015, respectively)	$81.7	$75.4
Other liabilities of a consolidated real estate VIE:
Accounts payable	$13.3	$14.5
Other liabilities	83.5	69.9
	$96.8	$84.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015, respectively, related to Urbplan were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$8.6	$27.7
Investment income	9.8	15.1
	$18.4	$42.8
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$3.5	$14.2
Interest expense	16.0	23.5
Change in fair value of loans payable	(0.8)	(0.1)
Compensation and benefits	1.7	3.4
G&A and other expenses	32.0	34.8
	$52.4	$75.8

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Revenue of a consolidated real estate VIE
Land development services	$6.5	$61.3
Investment income	1.3	1.7
	$7.8	$63.0
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$2.2	$43.2
Interest expense	10.1	20.3
Change in fair value of loans payable	3.8	9.6
Compensation and benefits	2.2	4.8
G&A and other expenses	9.3	19.7
	$27.6	$97.6

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $107.9 million and $104.5 million of customer advances received as of June 30, 2016 and December 31, 2015, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 60% of the outstanding principal amounts of the loans as of June 30, 2016. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin of 4.0% ( 18.1% as of June 30, 2016); (ii) IGP-M plus a margin of 12.0% (24.2% as of June 30, 2016); or (iii) IPCA plus a margin ranging from 11.0% to 13.5% (19.8% to 22.3% as of June 30, 2016). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2016	$20.6
2017	15.6
2018	12.6
2019	14.5
2020	16.5
Thereafter	56.3
$136.1
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2016, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
As of June 30, 2016, Urbplan had outstanding commitments for land development services with an estimated $20.0 million of future costs to be incurred.

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
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, and Carlyle Commodity Management (formerly known as Vermillion). Effective July 1, 2015, as a result of the June 2015 restructuring of the original acquisition agreement, the Partnership's economic interest in Carlyle Commodity Management increased from 55% to 83% (to the extent Carlyle Commodity Management exceeds certain performance hurdles), or otherwise the Partnership's economic interest is 100%. Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
Economic Net Income (“ENI”) and its components are key performance measures used by management to make operating decisions and assess the performance of the Partnership’s reportable segments. ENI differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with performance fees, and does not include net income (loss) attributable to non-Carlyle interests in Consolidated Funds or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with equity-based compensation that was issued in the initial public offering in May 2012 or is issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended June 30, 2016 and as of and for the six months ended June 30, 2016

	Three Months Ended June 30, 2016
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$126.8	$52.2	$66.5	$34.2	$279.7
Portfolio advisory fees, net	5.2	0.5	0.1	—	5.8
Transaction fees, net	2.6	—	—	—	2.6
Total fund level fee revenues	134.6	52.7	66.6	34.2	288.1
Performance fees
Realized	337.9	5.4	58.8	4.2	406.3
Unrealized	(278.9)	1.8	66.1	15.0	(196.0)
Total performance fees	59.0	7.2	124.9	19.2	210.3
Investment income (loss)
Realized	18.0	0.8	(9.5)	—	9.3
Unrealized	3.0	9.9	6.7	—	19.6
Total investment income (loss)	21.0	10.7	(2.8)	—	28.9
Interest income	$0.9	$1.1	$0.4	$0.1	2.5
Other income	1.2	1.2	0.2	0.1	2.7
Total revenues	216.7	72.9	189.3	53.6	532.5
Segment Expenses
Compensation and benefits
Direct base compensation	53.3	22.2	18.0	15.0	108.5
Indirect base compensation	18.2	7.0	10.1	3.1	38.4
Equity-based compensation	18.4	4.4	7.0	1.1	30.9
Performance fee related
Realized	143.3	0.7	25.3	3.7	173.0
Unrealized	(117.4)	2.0	26.1	11.2	(78.1)
Total compensation and benefits	115.8	36.3	86.5	34.1	272.7
General, administrative, and other indirect expenses	32.0	20.2	18.6	7.9	78.7
Depreciation and amortization expense	3.4	1.6	1.5	0.8	7.3
Interest expense	7.3	2.8	4.0	1.4	15.5
Total expenses	158.5	60.9	110.6	44.2	374.2
Economic Net Income	$58.2	$12.0	$78.7	$9.4	$158.3
(-) Net Performance Fees	33.1	4.5	73.5	4.3	115.4
(-) Investment Income (Loss)	21.0	10.7	(2.8)	—	28.9
(+) Equity-based Compensation	18.4	4.4	7.0	1.1	30.9
(=) Fee Related Earnings	$22.5	$1.2	$15.0	$6.2	$44.9
(+) Realized Net Performance Fees	194.6	4.7	33.5	0.5	233.3
(+) Realized Investment Income (Loss)	18.0	0.8	(9.5)	—	9.3
(=) Distributable Earnings	$235.1	$6.7	$39.0	$6.7	$287.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2016 and the Six Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$254.0	$103.3	$131.7	$70.6	$559.6
Portfolio advisory fees, net	8.3	0.6	0.1	—	9.0
Transaction fees, net	22.9	—	—	—	22.9
Total fund level fee revenues	285.2	103.9	131.8	70.6	591.5
Performance fees
Realized	464.1	7.2	60.6	6.4	538.3
Unrealized	(372.0)	1.5	163.8	26.7	(180.0)
Total performance fees	92.1	8.7	224.4	33.1	358.3
Investment income (loss)
Realized	22.5	1.6	(7.3)	—	16.8
Unrealized	(3.1)	7.8	2.0	(1.0)	5.7
Total investment income (loss)	19.4	9.4	(5.3)	(1.0)	22.5
Interest income	1.8	2.6	0.9	0.2	5.5
Other income	2.7	2.3	0.6	0.2	5.8
Total revenues	401.2	126.9	352.4	103.1	983.6
Segment Expenses
Compensation and benefits
Direct base compensation	113.1	45.4	38.2	33.6	230.3
Indirect base compensation	37.8	15.2	19.3	5.9	78.2
Equity-based compensation	36.2	9.4	13.2	3.5	62.3
Performance fee related
Realized	201.9	1.5	26.1	5.4	234.9
Unrealized	(162.1)	0.9	70.9	23.0	(67.3)
Total compensation and benefits	226.9	72.4	167.7	71.4	538.4
General, administrative, and other indirect expenses	62.9	39.4	33.5	17.3	153.1
Depreciation and amortization expense	6.8	3.1	3.0	1.7	14.6
Interest expense	14.2	5.5	8.0	3.0	30.7
Total expenses	310.8	120.4	212.2	93.4	736.8
Economic Net Income	$90.4	$6.5	$140.2	$9.7	$246.8
(-) Net Performance Fees	52.3	6.3	127.4	4.7	190.7
(-) Investment Income (Loss)	19.4	9.4	(5.3)	(1.0)	22.5
(+) Equity-based Compensation	36.2	9.4	13.2	3.5	62.3
(=) Fee Related Earnings	$54.9	$0.2	$31.3	$9.5	$95.9
(+) Realized Net Performance Fees	262.2	5.7	34.5	1.0	303.4
(+) Realized Investment Income (Loss)	22.5	1.6	(7.3)	—	16.8
(=) Distributable Earnings	$339.6	$7.5	$58.5	$10.5	$416.1
Segment assets as of June 30, 2016	$2,800.8	$725.7	$1,550.6	$845.0	$5,922.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months and six months ended June 30, 2015:

	Three Months Ended June 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$156.7	$54.8	$61.5	$37.8	$310.8
Portfolio advisory fees, net	3.3	—	0.2	—	3.5
Transaction fees, net	1.3	—	—	—	1.3
Total fund level fee revenues	161.3	54.8	61.7	37.8	315.6
Performance fees
Realized	536.5	8.6	47.1	4.8	597.0
Unrealized	(269.8)	3.6	(43.1)	43.7	(265.6)
Total performance fees	266.7	12.2	4.0	48.5	331.4
Investment income (loss)
Realized	8.3	1.2	(3.4)	—	6.1
Unrealized	0.7	(1.5)	6.1	(0.4)	4.9
Total investment income (loss)	9.0	(0.3)	2.7	(0.4)	11.0
Interest income	0.2	0.1	0.1	0.1	0.5
Other income	2.5	1.3	0.5	0.3	4.6
Total revenues	439.7	68.1	69.0	86.3	663.1
Segment Expenses
Compensation and benefits
Direct base compensation	56.5	24.7	17.5	19.3	118.0
Indirect base compensation	21.5	6.4	8.8	3.3	40.0
Equity-based compensation	15.3	4.3	6.3	2.0	27.9
Performance fee related
Realized	237.2	4.1	18.7	4.3	264.3
Unrealized	(117.5)	1.8	(7.7)	41.3	(82.1)
Total compensation and benefits	213.0	41.3	43.6	70.2	368.1
General, administrative, and other indirect expenses	37.8	22.8	20.8	12.8	94.2
Depreciation and amortization expense	3.0	1.3	1.0	1.4	6.7
Interest expense	7.7	2.7	2.6	1.5	14.5
Total expenses	261.5	68.1	68.0	85.9	483.5
Economic Net Income	$178.2	$—	$1.0	$0.4	$179.6
(-) Net Performance Fees	147.0	6.3	(7.0)	2.9	149.2
(-) Investment Income (Loss)	9.0	(0.3)	2.7	(0.4)	11.0
(+) Equity-based Compensation	15.3	4.3	6.3	2.0	27.9
(=) Fee Related Earnings	$37.5	$(1.7)	$11.6	$(0.1)	$47.3
(+) Realized Net Performance Fees	299.3	4.5	28.4	0.5	332.7
(+) Realized Investment Income (Loss)	8.3	1.2	(3.4)	—	6.1
(=) Distributable Earnings	$345.1	$4.0	$36.6	$0.4	$386.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$291.0	$110.3	$127.8	$78.3	$607.4
Portfolio advisory fees, net	8.5	0.5	0.3	—	9.3
Transaction fees, net	2.8	—	0.3	—	3.1
Total fund level fee revenues	302.3	110.8	128.4	78.3	619.8
Performance fees
Realized	842.5	13.2	54.8	8.2	918.7
Unrealized	(69.1)	22.3	(29.0)	90.7	14.9
Total performance fees	773.4	35.5	25.8	98.9	933.6
Investment income (loss)
Realized	11.0	2.8	(89.8)	0.1	(75.9)
Unrealized	8.1	(5.7)	56.3	0.2	58.9
Total investment income (loss)	19.1	(2.9)	(33.5)	0.3	(17.0)
Interest income	0.5	0.6	0.1	0.1	1.3
Other income	5.4	2.6	1.6	0.7	10.3
Total revenues	1,100.7	146.6	122.4	178.3	1,548.0
Segment Expenses
Compensation and benefits
Direct base compensation	110.2	52.9	36.0	40.8	239.9
Indirect base compensation	47.8	15.2	21.1	6.9	91.0
Equity-based compensation	32.6	9.5	13.4	4.7	60.2
Performance fee related
Realized	374.2	6.4	20.5	6.5	407.6
Unrealized	(21.8)	10.0	21.2	85.6	95.0
Total compensation and benefits	543.0	94.0	112.2	144.5	893.7
General, administrative, and other indirect expenses	69.5	35.1	35.4	20.7	160.7
Depreciation and amortization expense	5.7	2.4	1.9	2.2	12.2
Interest expense	15.3	5.5	5.3	3.0	29.1
Total expenses	633.5	137.0	154.8	170.4	1,095.7
Economic Net Income (Loss)	$467.2	$9.6	$(32.4)	$7.9	$452.3
(-) Net Performance Fees	421.0	19.1	(15.9)	6.8	431.0
(-) Investment Income (Loss)	19.1	(2.9)	(33.5)	0.3	(17.0)
(+) Equity-based Compensation	32.6	9.5	13.4	4.7	60.2
(=) Fee Related Earnings	$59.7	$2.9	$30.4	$5.5	$98.5
(+) Realized Net Performance Fees	468.3	6.8	34.3	1.7	511.1
(+) Realized Investment Income (Loss)	11.0	2.8	(89.8)	0.1	(75.9)
(=) Distributable Earnings	$539.0	$12.5	$(25.1)	$7.3	$533.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$532.5	$35.9	$39.6	(a)	$608.0
Expenses	$374.2	$35.0	$137.7	(b)	$546.9
Other income	$—	$6.7	$—	(c)	$6.7
Economic net income	$158.3	$7.6	$(98.1)	(d)	$67.8

	Three Months Ended June 30, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$663.1	$257.0	$(64.0)	(a)	$856.1
Expenses	$483.5	$311.2	$48.9	(b)	$843.6
Other income	$—	$463.1	$(1.5)	(c)	$461.6
Economic net income	$179.6	$408.9	$(114.4)	(d)	$474.1
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the six months ended June 30, 2016 and 2015, and Total Assets as of June 30, 2016.

	June 30, 2016 and the Six Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$983.6	$64.8	$42.7	(a)	$1,091.1
Expenses	$736.8	$64.7	$204.8	(b)	$1,006.3
Other loss	$—	$(1.7)	$—	(c)	$(1.7)
Economic net income (loss)	$246.8	$(1.6)	$(162.1)	(d)	$83.1
Total assets	$5,922.1	$3,789.1	$(124.8)	(e)	$9,586.4

	Six Months Ended June 30, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,548.0	$483.3	$(38.4)	(a)	$1,992.9
Expenses	$1,095.7	$604.0	$170.9	(b)	$1,870.6
Other income	$—	$970.9	$(3.8)	(c)	$967.1
Economic net income	$452.3	$850.2	$(213.1)	(d)	$1,089.4

(a)
The Revenues adjustment principally represents fund management and performance fees earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, the inclusion of tax expenses associated with certain performance fees, and adjustments to reflect the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Partnership’s ownership interests in Claren Road, ESG, and Carlyle Commodity Management that were included in Revenues in the Partnership’s segment reporting.

(b)
The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the Partnership, the inclusion of certain tax expenses associated with performance fee compensation, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the Partnership’s share of Urbplan’s net losses as a component of investment income, changes in the tax receivable agreement liability, charges and credits associated with Carlyle corporate actions and non-recurring items and adjustments to reflect the Partnership’s economic interests in Claren Road, ESG and Carlyle Commodity Management, as detailed below (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$79.3	$88.6	$124.7	$147.6
Acquisition related charges, including amortization of intangibles and impairment	21.6	(2.3)	39.3	38.3
Other non-operating expense (income)	0.7	(2.9)	4.5	(1.8)
Tax provision associated with performance fees	(10.8)	(9.1)	(14.1)	(14.3)
Non-Carlyle economic interests in acquired business	48.9	28.1	51.3	108.4
Severance and other adjustments	1.4	1.8	8.8	3.0
Elimination of expenses of Consolidated Funds	(3.4)	(55.3)	(9.7)	(110.3)
	$137.7	$48.9	$204.8	$170.9

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before provision for income taxes	$67.8	$474.1	$83.1	$1,089.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	79.3	88.6	124.7	147.6
Acquisition related charges, including amortization of intangibles and impairment	21.6	(2.3)	39.3	38.3
Other non-operating expense (income)	0.7	(2.9)	4.5	(1.8)
Tax provision associated with performance fees	(10.8)	(9.1)	(14.1)	(14.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(1.6)	(370.8)	0.7	(809.9)
Severance and other adjustments	1.3	2.0	8.6	3.0
Economic Net Income	$158.3	$179.6	$246.8	$452.3
Net performance fees(1)	115.4	149.2	190.7	431.0
Investment income (loss)(1)	28.9	11.0	22.5	(17.0)
Equity-based compensation	30.9	27.9	62.3	60.2
Fee Related Earnings	$44.9	$47.3	$95.9	$98.5
Realized performance fees, net of related compensation	233.3	332.7	303.4	511.1
Realized investment income (loss)(1)	9.3	6.1	16.8	(75.9)
Distributable Earnings	$287.5	$386.1	$416.1	$533.7
(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$389.9	$16.4	$406.3
Unrealized	(179.0)	(17.0)	(196.0)
Total performance fees	210.9	(0.6)	210.3
Performance fee related compensation expense
Realized	172.4	0.6	173.0
Unrealized	(75.9)	(2.2)	(78.1)
Total performance fee related compensation expense	96.5	(1.6)	94.9
Net performance fees
Realized	217.5	15.8	233.3
Unrealized	(103.1)	(14.8)	(117.9)
Total net performance fees	$114.4	$1.0	$115.4
Investment income (loss)
Realized	$38.9	$(29.6)	$9.3
Unrealized	26.4	(6.8)	19.6
Investment income (loss)	$65.3	$(36.4)	$28.9

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$595.0	$2.0	$597.0
Unrealized	(300.1)	34.5	(265.6)
Total performance fees	294.9	36.5	331.4
Performance fee related compensation expense
Realized	263.5	0.8	264.3
Unrealized	(91.8)	9.7	(82.1)
Total performance fee related compensation expense	171.7	10.5	182.2
Net performance fees
Realized	331.5	1.2	332.7
Unrealized	(208.3)	24.8	(183.5)
Total net performance fees	$123.2	$26.0	$149.2
Investment income (loss)
Realized	$2.8	$3.3	$6.1
Unrealized	6.4	(1.5)	4.9
Total investment income (loss)	$9.2	$1.8	$11.0

	Six Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$521.7	$16.6	$538.3
Unrealized	(165.6)	(14.4)	(180.0)
Total performance fees	356.1	2.2	358.3
Performance fee related compensation expense
Realized	234.0	0.9	234.9
Unrealized	(68.0)	0.7	(67.3)
Total performance fee related compensation expense	166.0	1.6	167.6
Net performance fees
Realized	287.7	15.7	303.4
Unrealized	(97.6)	(15.1)	(112.7)
Total net performance fees	$190.1	$0.6	$190.7
Investment income (loss)
Realized	$51.5	$(34.7)	$16.8
Unrealized	4.2	1.5	5.7
Investment income (loss)	$55.7	$(33.2)	$22.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$921.8	$(3.1)	$918.7
Unrealized	(53.9)	68.8	14.9
Total performance fees	867.9	65.7	933.6
Performance fee related compensation expense
Realized	406.5	1.1	407.6
Unrealized	81.9	13.1	95.0
Total performance fee related compensation expense	488.4	14.2	502.6
Net performance fees
Realized	515.3	(4.2)	511.1
Unrealized	(135.8)	55.7	(80.1)
Total net performance fees	$379.5	$51.5	$431.0
Investment income (loss)
Realized	$11.7	$(87.6)	$(75.9)
Unrealized	4.3	54.6	58.9
Total investment income (loss)	$16.0	$(33.0)	$(17.0)

(2) Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iii) the reclassification of NGP performance fees, which are included in investment income in U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees. Adjustments to investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results, and adjustments to reflect the Partnership’s share of Urbplan’s net losses as investment losses for the segment results. Adjustments are also included in these financial statement captions to reflect the Partnership’s economic interests in Claren Road, ESG, and Carlyle Commodity Management.

(e) The Total Assets adjustment represents the addition of the assets of the Consolidated Funds that were eliminated in consolidation to arrive at the Partnership’s total assets.
18. Subsequent Events
In July 2016, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.63 per common unit to common unitholders of record at the close of business on August 15, 2016, payable on August 24, 2016.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of June 30, 2016 and December 31, 2015 and results of operations for the three months and six months ended June 30, 2016 and 2015. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$807.3	$—	$—	$807.3
Cash and cash equivalents held at Consolidated Funds	—	405.2	—	405.2
Restricted cash	12.3	—	—	12.3
Corporate treasury investments	62.6	—	—	62.6
Accrued performance fees	2,867.1	—	—	2,867.1
Investments	1,219.3	—	(120.3)	1,099.0
Investments of Consolidated Funds	—	3,352.9	—	3,352.9
Due from affiliates and other receivables, net	245.9	—	(4.5)	241.4
Due from affiliates and other receivables of Consolidated Funds, net	—	31.0	—	31.0
Receivables and inventory of a consolidated real estate VIE	165.7	—	—	165.7
Fixed assets, net	104.1	—	—	104.1
Deposits and other	47.4	—	—	47.4
Other assets of a consolidated real estate VIE	52.2	—	—	52.2
Intangible assets, net	117.2	—	—	117.2
Deferred tax assets	221.0	—	—	221.0
Total assets	$5,922.1	$3,789.1	$(124.8)	$9,586.4
Liabilities and partners’ capital
Debt obligations	$1,276.9	$—	$—	$1,276.9
Loans payable of Consolidated Funds	—	3,303.0	—	3,303.0
Loans payable of a consolidated real estate VIE at fair value (principal amount of $136.1 million)	81.7	—	—	81.7
Accounts payable, accrued expenses and other liabilities	308.8	—	—	308.8
Accrued compensation and benefits	1,757.2	—	—	1,757.2
Due to affiliates	223.3	0.2	—	223.5
Deferred revenue	50.9	—	—	50.9
Deferred tax liabilities	117.6	—	—	117.6
Other liabilities of Consolidated Funds	—	392.5	(32.0)	360.5
Other liabilities of a consolidated real estate VIE	96.8	—	—	96.8
Accrued giveback obligations	222.8	—	—	222.8
Total liabilities	4,136.0	3,695.7	(32.0)	7,799.7
Redeemable non-controlling interests in consolidated entities	6.0	—	—	6.0
Partners’ capital	476.8	23.2	(23.2)	476.8
Accumulated other comprehensive loss	(89.2)	(0.2)	(0.1)	(89.5)
Non-controlling interests in consolidated entities	267.8	1.9	—	269.7
Non-controlling interests in Carlyle Holdings	1,124.7	68.5	(69.5)	1,123.7
Total partners’ capital	1,780.1	93.4	(92.8)	1,780.7
Total liabilities and partners’ capital	$5,922.1	$3,789.1	$(124.8)	$9,586.4

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$276.0	$—	$(3.5)	$272.5
Performance fees
Realized	390.0	—	(0.1)	389.9
Unrealized	(179.0)	—	—	(179.0)
Total performance fees	211.0	—	(0.1)	210.9
Investment income (loss)
Realized	39.1	—	(0.2)	38.9
Unrealized	33.0	—	(6.6)	26.4
Investment income (loss)	72.1	—	(6.8)	65.3
Interest and other income	5.2	—	(0.2)	5.0
Interest and other income of Consolidated Funds	—	35.9	—	35.9
Revenue of a consolidated real estate VIE	18.4	—	—	18.4
Total revenues	582.7	35.9	(10.6)	608.0
Expenses
Compensation and benefits
Base compensation	149.9	—	—	149.9
Equity-based compensation	109.0	—	—	109.0
Performance fee related
Realized	172.4	—	—	172.4
Unrealized	(75.9)	—	—	(75.9)
Total compensation and benefits	355.4	—	—	355.4
General, administrative and other expenses	91.4	—	—	91.4
Interest	15.4	—	—	15.4
Interest and other expenses of Consolidated Funds	—	35.0	(3.4)	31.6
Interest and other expenses of a consolidated real estate VIE	52.4	—	—	52.4
Other non-operating expenses	0.7	—	—	0.7
Total expenses	515.3	35.0	(3.4)	546.9
Other income
Net investment gains of Consolidated Funds	—	6.7	—	6.7
Income before provision for income taxes	67.4	7.6	(7.2)	67.8
Provision for income taxes	24.3	—	—	24.3
Net income	43.1	7.6	(7.2)	43.5
Net income attributable to non-controlling interests in consolidated entities	1.2	—	0.4	1.6
Net income attributable to Carlyle Holdings	41.9	7.6	(7.6)	41.9
Net income attributable to non-controlling interests in Carlyle Holdings	35.8	—	—	35.8
Net income attributable to The Carlyle Group L.P.	$6.1	$7.6	$(7.6)	$6.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$568.4	$—	$(6.4)	$562.0
Performance fees
Realized	521.9	—	(0.2)	521.7
Unrealized	(165.6)	—	—	(165.6)
Total performance fees	356.3	—	(0.2)	356.1
Investment income
Realized	52.4	—	(0.9)	51.5
Unrealized	2.1	—	2.1	4.2
Investment income	54.5	—	1.2	55.7
Interest and other income	10.9	—	(1.2)	9.7
Interest and other income of Consolidated Funds	—	64.8	—	64.8
Revenue of a consolidated real estate VIE	42.8	—	—	42.8
Total revenues	1,032.9	64.8	(6.6)	1,091.1
Expenses
Compensation and benefits
Base compensation	316.2	—	—	316.2
Equity-based compensation	184.4	—	—	184.4
Performance fee related
Realized	234.0	—	—	234.0
Unrealized	(68.0)	—	—	(68.0)
Total compensation and benefits	666.6	—	—	666.6
General, administrative and other expenses	173.7	—	—	173.7
Interest	30.7	—	—	30.7
Interest and other expenses of Consolidated Funds	—	64.7	(9.7)	55.0
Interest and other expenses of a consolidated real estate VIE	75.8	—	—	75.8
Other non-operating expenses	4.5	—	—	4.5
Total expenses	951.3	64.7	(9.7)	1,006.3
Other expense
Net investment losses of Consolidated Funds	—	(1.7)	—	(1.7)
Income (loss) before provision for income taxes	81.6	(1.6)	3.1	83.1
Provision for income taxes	31.7	—	—	31.7
Net income	49.9	(1.6)	3.1	51.4
Net loss attributable to non-controlling interests in consolidated entities	(2.2)	—	1.5	(0.7)
Net income (loss) attributable to Carlyle Holdings	52.1	(1.6)	1.6	52.1
Net income attributable to non-controlling interests in Carlyle Holdings	37.6	—	—	37.6
Net income (loss) attributable to The Carlyle Group L.P.	$14.5	$(1.6)	$1.6	$14.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$321.6	$—	$(39.3)	$282.3
Performance fees
Realized	603.7	—	(8.7)	595.0
Unrealized	(297.7)	—	(2.4)	(300.1)
Total performance fees	306.0	—	(11.1)	294.9
Investment income
Realized	4.9	—	(2.1)	2.8
Unrealized	4.9	—	1.5	6.4
Total investment income	9.8	—	(0.6)	9.2
Interest and other income	5.8	—	(0.9)	4.9
Interest and other income of Consolidated Funds	—	257.0	—	257.0
Revenue of a consolidated real estate VIE	7.8	—	—	7.8
Total revenues	651.0	257.0	(51.9)	856.1
Expenses
Compensation and benefits
Base compensation	128.6	—	—	128.6
Equity-based compensation	114.3	—	—	114.3
Performance fee related
Realized	263.5	—	—	263.5
Unrealized	(91.8)	—	—	(91.8)
Total compensation and benefits	414.6	—	—	414.6
General, administrative and other expenses	133.9	—	(1.1)	132.8
Interest	14.5	—	—	14.5
Interest and other expenses of Consolidated Funds	—	311.2	(54.2)	257.0
Interest and other expenses of a consolidated real estate VIE	27.6	—	—	27.6
Other non-operating income	(2.9)	—	—	(2.9)
Total expenses	587.7	311.2	(55.3)	843.6
Other income
Net investment gains of Consolidated Funds	—	463.1	(1.5)	461.6
Income before provision for income taxes	63.3	408.9	1.9	474.1
Provision for income taxes	6.0	—	—	6.0
Net income	57.3	408.9	1.9	468.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(40.0)	—	410.8	370.8
Net income attributable to Carlyle Holdings	97.3	408.9	(408.9)	97.3
Net income attributable to non-controlling interests in Carlyle Holdings	66.7	—	—	66.7
Net income attributable to The Carlyle Group L.P.	$30.6	$408.9	$(408.9)	$30.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$631.3	$—	$(79.5)	$551.8
Performance fees
Realized	929.7	—	(7.9)	921.8
Unrealized	(43.2)	—	(10.7)	(53.9)
Total performance fees	886.5	—	(18.6)	867.9
Investment income (loss)
Realized	(64.9)	—	76.6	11.7
Unrealized	50.5	—	(46.2)	4.3
Total investment income (loss)	(14.4)	—	30.4	16.0
Interest and other income	12.3	—	(1.4)	10.9
Interest and other income of Consolidated Funds	—	483.3	—	483.3
Revenue of a consolidated real estate VIE	63.0	—	—	63.0
Total revenues	1,578.7	483.3	(69.1)	1,992.9
Expenses
Compensation and benefits
Base compensation	308.7	—	—	308.7
Equity-based compensation	204.2	—	—	204.2
Performance fee related
Realized	406.5	—	—	406.5
Unrealized	81.9	—	—	81.9
Total compensation and benefits	1,001.3	—	—	1,001.3
General, administrative and other expenses	250.7	—	(1.1)	249.6
Interest	29.1	—	—	29.1
Interest and other expenses of Consolidated Funds	—	604.0	(109.2)	494.8
Interest and other expenses of a consolidated real estate VIE	97.6	—	—	97.6
Other non-operating income	(1.8)	—	—	(1.8)
Total expenses	1,376.9	604.0	(110.3)	1,870.6
Other income
Net investment gains of Consolidated Funds	—	970.9	(3.8)	967.1
Income before provision for income taxes	201.8	850.2	37.4	1,089.4
Provision for income taxes	16.5	—	—	16.5
Net income	185.3	850.2	37.4	1,072.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(77.7)	—	887.6	809.9
Net income attributable to Carlyle Holdings	263.0	850.2	(850.2)	263.0
Net income attributable to non-controlling interests in Carlyle Holdings	192.9	—	—	192.9
Net income attributable to The Carlyle Group L.P.	$70.1	$850.2	$(850.2)	$70.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Cash flows from operating activities
Net income	$49.9	$185.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34.2	68.0
Equity-based compensation	184.4	204.2
Excess tax benefits related to equity-based compensation	—	(1.5)
Non-cash performance fees	67.2	34.4
Other non-cash amounts	(11.6)	41.8
Investment (income) loss	(53.1)	19.2
Purchases of investments and trading securities	(207.0)	(56.9)
Proceeds from the sale of investments and trading securities	140.8	339.5
Payments of contingent consideration	(75.6)	(3.4)
Change in deferred taxes, net	14.7	(1.1)
Change in due from affiliates and other receivables	6.6	(12.3)
Change in receivables and inventory of a consolidated real estate VIE	(4.9)	(41.6)
Change in deposits and other	(1.5)	(8.4)
Change in other assets of a consolidated real estate VIE	8.8	(22.5)
Change in accounts payable, accrued expenses and other liabilities	(16.3)	(67.5)
Change in accrued compensation and benefits	(96.4)	(32.7)
Change in due to affiliates	(22.4)	687.7
Change in other liabilities of a consolidated real estate VIE	9.6	49.0
Change in deferred revenue	7.4	(57.5)
Net cash provided by operating activities	34.8	1,323.7
Cash flows from investing activities
Change in restricted cash	6.4	(655.9)
Purchases of fixed assets, net	(8.4)	(43.9)
Net cash used in investing activities	(2.0)	(699.8)
Cash flows from financing activities
Proceeds from debt obligations	20.6	—
Net payments on loans payable of a consolidated real estate VIE	(16.9)	(32.7)
Payments of contingent consideration	(0.3)	(1.1)
Excess tax benefits related to equity-based compensation	—	1.5
Distributions to common unitholders	(45.0)	(134.6)
Distributions to non-controlling interest holders in Carlyle Holdings	(148.4)	(485.5)
Contributions from non-controlling interest holders	71.6	86.1
Distributions to non-controlling interest holders	(59.5)	(74.6)
Units repurchased	(36.2)	—
Change in due to/from affiliates financing activities	1.0	(5.7)
Net cash used in financing activities	(213.1)	(646.6)
Effect of foreign exchange rate changes	(3.9)	(3.2)
Decrease in cash and cash equivalents	(184.2)	(25.9)
Cash and cash equivalents, beginning of period	991.5	1,242.0
Cash and cash equivalents, end of period	$807.3	$1,216.1

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 11 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of June 30, 2016, our Corporate Private Equity segment had approximately $58 billion in AUM and approximately $39 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 57 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt. Our Global Market Strategies segment also advises 13 credit, emerging markets and commodities-focused hedge funds. As of June 30, 2016, our Global Market Strategies segment had approximately $35 billion in AUM and approximately $29 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our nine U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes six NGP management fee funds and three carry funds advised by NGP. As of June 30, 2016, our Real Assets segment had approximately $38 billion in AUM and over $30 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises a global private equity fund of funds program and related co-investment and secondary activities across 130 fund of funds vehicles. As of June 30, 2016, our Investment Solutions segment had approximately $46 billion in AUM and over $27 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of June 30, 2016. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit Funds			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLO Funds			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$14.7 bn	1999-2016	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Europe	€8.0 bn	2005-2016	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Middle Market CLO			CRP V	$3.0 bn	2006
Global Financial Services Partners			U.S.	$1.2 bn	2011	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	Global Market Strategies Carry Funds			CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Carlyle Mezzanine Partners			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			(Corporate Mezzanine)			CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	CMP II	$553 mm	2008	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	CMP I	$436 mm	2004	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Carlyle Strategic Partners			CAREP II	$486 mm	2008
Carlyle Asia Partners			(Distressed)			Core Plus Real Estate (U.S.)
CAP IV	$3.9 bn	2012	CSP IV	$1.1 bn	2016	CPI	$260 mm	2016
CBPF	RMB 2.0 bn	2010	CSP III	$703 mm	2011	Natural Resources Funds
CAP III	$2.6 bn	2008	CSP II	$1.4 bn	2007	Infrastructure Carry Fund
CAP II	$1.8 bn	2006	Carlyle Energy Mezzanine			CIP I	$1.1 bn	2006
Carlyle Japan Partners			Opportunities Fund			Power Carry Funds
CJP III	¥119.5 bn	2013	CEMOF II	$2.8 bn	2015	CPP II	$1.5 bn	2014
CJP II	¥165.6 bn	2006	CEMOF I	$1.4 bn	2010	CPOCP	$478 mm	2013
CJP I	¥50.0 bn	2001	Carlyle Asia Structured Credit Opportunities			International Energy Carry Fund
Carlyle Mexico Partners			CASCOF	$287 mm	2015	CIEP	$2.5 bn	2013
Mexico	$134 mm	2005	Business Development Companies[2]			NGP Energy Carry Funds
Carlyle MENA Partners			Carlyle GMS Finance, Inc.	$1.3 bn	2013	NGP XI	$5.3 bn	2014
MENA I	$471 mm	2008	NF Investment Corp	$286 mm	2013	NGP X	$3.6 bn	2012
Carlyle South American Buyout Fund			Hedge Funds and Other Vehicles[1]			NGP Agribusiness Carry Fund
CSABF I	$776 mm	2009	Long/Short Credit			NGP GAP	$402 mm	2014
Carlyle Sub-Saharan Africa Fund			Claren Road			NGP Management Fee Funds
CSSAF I	$698 mm	2012	Opportunities Fund	$764 mm	2008	Various[3]	$7.8 bn	2004-2008
Carlyle Peru Fund			Claren Road			Legacy Energy Carry Funds
CPF I	$308 mm	2012	Master Fund	$1.4 bn	2006	Carlyle/Riverstone Global Energy
Carlyle Global Partners			Emerging Markets Strategies			Energy IV	$6.0 bn	2008
CGP	$3.3 bn	2015	Cross Border Equity Master Fund	$1.6 bn	2002	Energy III	$3.8 bn	2005
Growth Carry Funds			Domestic Opportunity Master Fund	$1.3 bn	2011	Energy II	$1.1 bn	2003
Carlyle U.S. Venture/Growth Partners			Emerging Sovereign Group - Various	$633 mm	2002-2016	Carlyle/Riverstone Renewable Energy
CEOF II	$2.4 bn	2015	Commodities			Renew II	$3.4 bn	2008
CEOF I	$1.1 bn	2011	Carlyle Commodity Management - Various (4)	$795 mm	2005-2015
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001	Investment Solutions
Carlyle Europe Technology Partners			AlpInvest
CETP III	€657 mm	2014	Fund of Private Equity Funds
CETP II	€522 mm	2008	53 vehicles	€40.7 bn	2000-2016
CETP I	€222 mm	2005	Secondary Investments
Carlyle Asia Venture/Growth Partners			40 vehicles	€12.4 bn	2000-2016
CAGP V	$197 mm	2016	Co-Investments
CAGP IV	$1.0 bn	2008	37 vehicles	€12.1 bn	2000-2016
CAGP III	$680 mm	2005	Metropolitan Real Estate
Carlyle Cardinal Ireland			Real Estate Fund of Funds
CCI	€292 mm	2014	26 vehicles	$3.2 bn	2003-2016
			Diversified Global Asset Management[1]
			Fund of Hedge Funds
			14 vehicles	$816 mm	2004-2015
Note: All amounts shown represent total capital commitments as of June 30, 2016 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)
Open-ended hedge funds and other pooled vehicles. Amounts represent AUM across all products as of June 30, 2016. Our hedge fund partnerships had outstanding redemption requests for $1.5 billion in the aggregate as of July 1, 2016 and our fund of hedge funds vehicles at DGAM, which are currently in the process of winding down, had approximately $0.8 billion of AUM at June 30, 2016.

(2)	Amounts represent gross assets as of June 30, 2016.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

(4)	Carlyle Commodity Management was formerly known as Vermillion Asset Management.

Trends Affecting our Business

During the second quarter, conditions in the global financial markets generally continued to improve, though economic growth has been at a subdued and uneven pace.  Growth in the U.S. appeared to modestly improve during the second quarter due to acceleration in household spending, while proprietary and official data from China also points to stabilization in broader economic growth rates and continued rapid growth in the services and consumer-oriented sectors there.

In Europe, the “Brexit” referendum in the United Kingdom regarding its membership in the European Union triggered a multi-day period of global market volatility.  Between March 31 and June 23, 2016 (the date of the referendum), the S&P 500 rose by 2.6%, average credit spreads declined by 122 basis points and the forward month spot price of oil surged by over 30%.  In the days following the Brexit referendum from June 23 to June 28, 2016, the S&P 500 declined by 5%, average credit spreads rose by 75 basis points and the Chicago Board Options Exchange Volatility Index of implied market volatility (VIX) jumped by nearly 50%.

Financial markets generally recovered after the Brexit referendum, particularly in the United States, where the S&P 500 hit all-time highs and has remained close to those levels at the start of the third quarter.  European stocks generally also recovered, but have failed to return to their pre-Brexit highs. European financial stocks have been particularly hard hit, falling by 20% in the two days after the referendum and recovering less than one-third of their lost value since then. Market expectations for another Federal Reserve interest rate increase dropped substantially following the Brexit referendum but have increased steadily as markets have recovered. Currently, we generally believe that the impact of Brexit on our portfolio will be small and concentrated in a handful of existing investments with significant operations in the United Kingdom, assuming that Brexit does not lead to a broader negative impact on the European or global economy.

Against a market backdrop that has continued to show slow improvement, our carry fund portfolio valuations increased 5% during the second quarter, with a 4% increase in our Corporate Private Equity funds and a 7% increase in our Real Assets Funds, which was bolstered by appreciation in our Real Estate Funds of 8% and our Natural Resources Funds of 11%.  Our Global Market Strategies carry funds depreciated another 2% in the second quarter, primarily driven by continued weakness in our energy mezzanine fund.  Our public portfolio appreciated by 5% during the quarter and the asset-weighted hedge fund performance of our reported funds was 0.4% in the second quarter.

We remain in a climate of high asset prices, which enhances our ability to exit at attractive multiples.  We were able to take advantage of these high asset prices and realized $5.3 billion in proceeds during the quarter for our fund investors.  This same climate can create challenging circumstances in which to deploy our capital, but we were able to invest $2.9 billion in the second quarter and $12.7 billion over the last twelve months in our carry funds, which is up significantly over the prior twelve month period.  Earning comparable returns on new investments in the present environment will generally be more difficult than in the past when growth rates and market yields were higher, but we remain dedicated to maintaining our investment standards and targeted returns for our funds.  Entering the third quarter, we have $40.2 billion in remaining carry fund dry powder (and $55.1 billion in remaining dry powder across the firm) and are well-positioned to take advantage of new investment opportunities that meet our investment criteria as they arise in the third quarter and beyond.

Profitability in our Global Markets Strategies segment has generally trended down since 2013 due to the lack of material performance fees from our hedge funds, as well as from growing losses from some of our hedge funds and related commodities products.  Investment in new product development in this segment has also contributed to lower earnings.  As a result, we are conducting a review of the segment. We may seek to realign or reorganize certain of the segment’s operations to enhance their earnings and growth potential. In doing so, we may incur expenses to attract new employees and retain key employees and bolster or restructure certain of the segment's existing operations. The effects of continued market volatility and future redemptions, together with the possible additional costs we may incur as we undertake this review, may adversely impact the profitability of this segment and its level of contribution to our revenues.  We currently expect the Global Market Strategies segment to operate at a Fee-Related Earnings loss for the balance of 2016.

Recent Transactions
In July 2016, the Board of Directors of our general partner declared a quarterly distribution of $0.63 per common unit to common unitholders of record at the close of business on August 15, 2016, payable on August 24, 2016.

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
Our hedge funds generally pay management fees quarterly that range from 1.25% to 1.59% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs/structured products funds are governed by indentures and collateral management agreements.
With respect to ESG, we retain a specified percentage of the management fees of the businesses based on our economic ownership in the management companies of 55%. Through the second quarter of 2015, we retained 55% of the management fees of Carlyle Commodity Management L.L.C. (“Carlyle Commodity Management”, formerly known as Vermillion) based on our 55% economic interest in Carlyle Commodity Management. Effective July 1, 2015, based on a restructuring of the original acquisition agreements of Carlyle Commodity Management, our economic interest, and therefore our share of management fees, increased to approximately 83% (to the extent Carlyle Commodity Management exceeds certain performance hurdles), or otherwise our economic interest, and share of management fees, is 100%. Through December 31, 2015, we retained 55% of the management fees of Claren Road. Effective January 1, 2016, based on the reallocation of a departing founder's interest, we are entitled to approximately 63% of the management fees of Claren Road. Management fees are not subject to repayment but may be offset to the extent that other fees are earned as described below under “—Transaction and Portfolio Advisory Fee.”

Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of June 30, 2016, were approximately 14% of total management fees recognized during both the three months and six months ended June 30, 2016 and the three months and six months ended June 30, 2015. Management fees attributable to Carlyle Europe Partners IV, L.P. (“CEP IV”), our fourth Europe buyout fund, were approximately 11% of total management fees recognized during the three months ended June 30, 2015. No other fund generated over 10% of total management fees in the periods presented.

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
Performance fees for the three months ended June 30, 2016 were generated primarily from the following funds:

•	$51.0 million from Carlyle Realty Partners V, L.P. (“CRP V”) (with total AUM of approximately $2.4 billion),

•	$39.5 million from Carlyle Beijing Partners, L.P. (“CBPF”) (with total AUM of approximately $0.5 billion), and

•	$32.0 million from Carlyle Realty Partners VII, L.P. (“CRP VII”) (with total AUM of approximately $4.4 billion).
Performance fees for the six months ended June 30, 2016 were generated primarily from the following funds:

•	$99.9 million from CRP V,

•	$75.8 million from CP V,

•	$55.9 million from CRP VII, and

•	$39.5 million from CBPF.
No other fund generated over 10% of performance fees during the three months and six months ended June 30, 2016.
Performance fees for the three months ended June 30, 2015 were generated primarily from the following funds:
•$83.4 million from CP V,
•$54.7 million from Carlyle Asia Growth Partners IV, L.P. (“CAGP IV”),
•$34.2 million from Carlyle Europe Partners III, L.P. (“CEP III”),
•$31.6 million from CRP VI, and
•$(35.3) million from Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”).
Performance fees for the six months ended June 30, 2015 were generated primarily from the following funds:
•$242.0 million from CP V,
•$194.4 million from CEP III, and
•$(100.3) million from Energy III.
No other fund generated over 10% of performance fees during the three months and six months ended June 30, 2015.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2016 and 2015, the reversals of performance fees were $32.0 million and $69.0 million, respectively. For the six months ended June 30, 2016 and 2015, the reversals of performance fees were $57.8 million and $133.5 million, respectively.
Additionally, unrealized performance fees reverse when performance fees are realized, and can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of June 30, 2016, accrued performance fees and accrued giveback obligations were approximately $2.9 billion and $222.8 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2016 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of June 30, 2016, approximately $140.6 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $82.2 million.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at June 30, 2016, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.7 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have repaid a total of approximately $101.2 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. As a result, approximately $1.3 million of the $101.2 million in aggregate giveback obligations was paid by the Partnership.
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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2016 (amounts in millions):

	As of June 30, 2016
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$5,868	$4,130	$3,753	$900	$14,651
Level II	170	772	486	—	1,428
Level III	29,794	23,227	19,529	30,715	103,265
Total Fair Value	35,832	28,129	23,768	31,615	119,344
Other Net Asset Value	1,210	1,301	(703)	(646)	1,162
Total AUM, Excluding Available Capital Commitments	37,042	29,430	23,065	30,969	120,506
Available Capital Commitments	20,580	5,274	14,466	14,760	55,080
Total AUM	$57,622	$34,704	$37,531	$45,729	$175,586
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

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented and changed during the six months ended June 30, 2016 due to changes in U.S. GAAP and may change in future periods due to changes in fund terms and terminations of funds.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2016, our U.S. federal income tax returns for the years 2012 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2015. Foreign tax returns are generally subject to audit from 2008 to 2015. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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
Distributable Earnings. Distributable Earnings is FRE plus realized net performance fees and realized investment income. Distributable Earnings is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders. Distributable Earnings is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of our four segments. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance.

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

The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2016	2015
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$48,712	$41,836
Fee-earning AUM based on invested capital (2)	29,893	36,746
Fee-earning AUM based on collateral balances, at par (3)	17,863	17,945
Fee-earning AUM based on net asset value (4)	6,239	11,689
Fee-earning AUM based on lower of cost or fair value and other (5)	22,612	21,784
Balance, End of Period (6)	$125,319	$130,000

(1)
Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired. Increases of $6.9 billion from June 30, 2015 are related primarily to fundraising in our Corporate Private Equity and Real Assets funds, and new mandates in our AlpInvest fund of funds vehicles, plus the activation of management fees in NGP XI.

(2)
Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds. Decreases of $6.9 billion from June 30, 2015 are primarily related to large distributions for funds outside their original commitment periods in our Corporate Private Equity and Real Assets segments.

(3)
Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products. Despite fundraising of $3.9 billion for eight structured products in the twelve months ended June 30, 2016, the overall decrease of $0.1 billion from June 30, 2015 is related to decreases in the collateral balances, at par, of our structured products.

(4)
Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, mutual fund, fund of hedge funds vehicles, and open-end carry funds. Decrease in the twelve months ended June 30, 2016 of $5.5 billion was mainly due to net redemptions in our hedge funds and fund of hedge fund vehicles of $3.5 billion and $1.1 billion, respectively, with the remainder attributable to market depreciation.

(5)
Includes funds with fees based on gross asset value. An increase of $0.8 billion in the twelve months ended June 30, 2016 was primarily related to inflows from funds switching over to a basis of lower of cost or fair value.

(6)
Energy II, Energy III, Energy IV, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of June 30, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.4 billion in AUM and $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$130,339	$129,412	$130,994	$135,580
Inflows, including Fee-paying Commitments (1)	1,873	4,447	4,605	8,501
Outflows, including Distributions (2)	(5,584)	(4,241)	(7,688)	(8,685)
Subscriptions, net of Redemptions (3)	(1,181)	(715)	(2,895)	(2,811)
Changes in CLO collateral balances (4)	843	35	(133)	761
Market Appreciation/(Depreciation) (5)	(145)	(520)	(729)	(406)
Foreign Exchange and other (6)	(826)	1,582	1,165	(2,940)
Balance, End of Period	$125,319	$130,000	$125,319	$130,000

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, and fund of funds vehicles outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $6.2 billion for which fees have not yet commenced.

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

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our hedge funds, mutual fund and fund of hedge funds vehicles, and realized and unrealized gains (losses) on portfolio investments in our carry funds and fund of funds vehicles based on the lower of cost or fair value and net asset value.

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
The majority of our carry funds are closed-end funds and investors are generally not able to redeem their interests under the fund partnership agreements.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$56,557	$121,531	$178,088	$58,017	$124,578	$182,595
Commitments (1)	1,655	—	1,655	2,763	—	2,763
Capital Called, net (2)	(3,495)	3,255	(240)	(6,813)	6,263	(550)
Distributions (3)	539	(6,744)	(6,205)	796	(11,928)	(11,132)
Subscriptions, net of Redemptions (4)	—	(1,199)	(1,199)	—	(3,021)	(3,021)
Changes in CLO collateral balances (5)	—	611	611	—	352	352
Market Appreciation/(Depreciation) (6)	—	4,016	4,016	—	3,043	3,043
Foreign Exchange and other (7)	(176)	(964)	(1,140)	317	1,219	1,536
Balance, End of Period	$55,080	$120,506	$175,586	$55,080	$120,506	$175,586

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles. Our hedge fund partnerships had outstanding redemption requests for $1.5 billion in the aggregate as of the beginning of the third quarter of 2016 and our fund of hedge funds vehicles at DGAM, which are currently in the process of winding-down, had approximately $0.8 billion of AUM at June 30, 2016.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Appreciation for the second quarter of 2016 was driven by 5% appreciation in the public and private portfolios of our carry funds of $0.7 billion and $1.8 billion, respectively, in addition to $1.2 billion of appreciation in our fund of funds vehicles. Appreciation for the six months ended June 30, 2016 was primarily driven by appreciation in the private portfolio of our carry funds of $1.9 billion (5%) and appreciation in the public portfolio of our carry funds of $0.9 billion (7%). Remaining market appreciation was driven by appreciation of $1.2 billion in our fund of funds vehicles, partially offset by depreciation in our hedge funds and NGP energy funds.

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
As of June 30, 2016, our Consolidated Funds represent approximately 2% of our AUM; 1% of our fund management fees for both the three months and six months ended June 30, 2016, respectively; and approximately less than 1% of our performance fees for both the three months and six months ended June 30, 2016, respectively.
We are not required under the revised consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of June 30, 2016, our consolidated CLOs held approximately $3.8 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of June 30, 2016, our unaudited condensed consolidated financial statements included approximately $218 million of assets related to Urbplan.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2016 and 2015. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$272.5	$282.3	$562.0	$551.8
Performance fees
Realized	389.9	595.0	521.7	921.8
Unrealized	(179.0)	(300.1)	(165.6)	(53.9)
Total performance fees	210.9	294.9	356.1	867.9
Investment income
Realized	38.9	2.8	51.5	11.7
Unrealized	26.4	6.4	4.2	4.3
Total investment income	65.3	9.2	55.7	16.0
Interest and other income	5.0	4.9	9.7	10.9
Interest and other income of Consolidated Funds	35.9	257.0	64.8	483.3
Revenue of a consolidated real estate VIE	18.4	7.8	42.8	63.0
Total revenues	608.0	856.1	1,091.1	1,992.9
Expenses
Compensation and benefits
Base compensation	149.9	128.6	316.2	308.7
Equity-based compensation	109.0	114.3	184.4	204.2
Performance fee related
Realized	172.4	263.5	234.0	406.5
Unrealized	(75.9)	(91.8)	(68.0)	81.9
Total compensation and benefits	355.4	414.6	666.6	1,001.3
General, administrative and other expenses	91.4	132.8	173.7	249.6
Interest	15.4	14.5	30.7	29.1
Interest and other expenses of Consolidated Funds	31.6	257.0	55.0	494.8
Interest and other expenses of a consolidated real estate VIE	52.4	27.6	75.8	97.6
Other non-operating expenses (income)	0.7	(2.9)	4.5	(1.8)
Total expenses	546.9	843.6	1,006.3	1,870.6
Other income
Net investment gains (losses) of Consolidated Funds	6.7	461.6	(1.7)	967.1
Income before provision for income taxes	67.8	474.1	83.1	1,089.4
Provision for income taxes	24.3	6.0	31.7	16.5
Net income	43.5	468.1	51.4	1,072.9
Net income (loss) attributable to non-controlling interests in consolidated entities	1.6	370.8	(0.7)	809.9
Net income attributable to Carlyle Holdings	41.9	97.3	52.1	263.0
Net income attributable to non-controlling interests in Carlyle Holdings	35.8	66.7	37.6	192.9
Net income attributable to The Carlyle Group L.P.	$6.1	$30.6	$14.5	$70.1

Net income attributable to The Carlyle Group L.P. per common unit
Basic	$0.07	$0.42	$0.18	$0.99
Diluted	$0.07	$0.34	$0.09	$0.85
Weighted-average common units
Basic	81,683,415	71,781,981	81,284,238	69,744,646
Diluted	85,849,938	306,629,008	304,176,760	303,073,361

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 and Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues
Total revenues decreased $248.1 million, or 29%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $901.8 million, or 45%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the changes in total revenues for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Total Revenues, June 30, 2015	$856.1	$1,992.9
Increase (decrease) in fund management fees	(9.8)	10.2
Decrease in performance fees	(84.0)	(511.8)
Increase in investment income	56.1	39.7
Decrease in interest and other income of Consolidated Funds due to deconsolidation	(221.1)	(418.5)
Increase (decrease) in revenue from a consolidated real estate VIE	10.6	(20.2)
All other changes	0.1	(1.2)
Total decrease	(248.1)	(901.8)
Total Revenues, June 30, 2016	$608.0	$1,091.1
Fund Management Fees. Fund management fees decreased $9.8 million, or 3%, to $272.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $10.2 million, or 2%, to $562.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$33.3	$66.9
Decline in catch-up management fees from subsequent closes of funds that are in the fundraising period	(28.6)	(40.1)
Management fees from funds that were deconsolidated	35.8	73.1
Lower management fees from lower assets under management in our hedge funds	(20.8)	(41.4)
Lower management fees from lower assets under management in our Investment Solutions funds	(3.5)	(7.5)
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(27.5)	(53.3)
Higher transaction and portfolio advisory fees	3.6	19.5
All other changes	(2.1)	(7.0)
Total increase (decrease) in fund management fees	$(9.8)	$10.2
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $8.4 million and $4.8 million for the three months ended June 30, 2016 and 2015, respectively, and $31.9 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively. The $19.5 million increase in transaction and portfolio advisory fees resulted primarily from a significant transaction related to one of our U.S. buyout funds in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Performance Fees. Performance fees decreased $84.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $511.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Performance fees by segment for the three months and six months ended June 30, 2016 and 2015 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Millions)
Corporate Private Equity	$69.1	$266.9	$96.6	$780.2
Global Market Strategies	7.4	3.7	9.0	22.4
Real Assets	115.5	(20.3)	217.7	(28.8)
Investment Solutions	18.9	44.6	32.8	94.1
Total performance fees	$210.9	$294.9	$356.1	$867.9

Total carry fund appreciation	5%	3%	6%	9%
Further, approximately $122.4 million of our performance fees for the three months ended June 30, 2016 were related to CRP V, CBPF, and CRP VII, while approximately $168.6 million of our performance fees for the three months ended June 30, 2015 were related to CP V, CAGP IV, CEP III, CRP VI, and Energy III. Approximately $271.1 million of our performance fees for the six months ended June 30, 2016 were related to CRP V, CP V, CRP VII, and CBPF, while approximately $336.1 million of our performance fees for the six months ended June 30, 2015 were related to CP V, CEP III, and Energy III.
The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Our carry fund portfolio valuations increased 5% since the end of the first quarter of 2016 and increased 6% since the end of 2015. Our public portfolio appreciated by 5% since the end of the first quarter of 2016. During the second quarter of 2016 conditions in the global financial markets generally continued to improve, though economic growth has been at an uneven pace. Growth in the U.S. modestly improved in the second quarter primarily due to the acceleration of household spending, while information from China points to stabilization of economic growth rates and continued rapid growth in the services and consumer-oriented sectors there. In Europe, the Brexit referendum in the United Kingdom regarding its membership in the European Union triggered a multi-day period of global market volatility. Between June 23, 2016 (the date of the referendum) and June 28, 2016, the S&P 500 declined 5%, average credit spreads rose by 75 basis points and the Chicago Board Options Exchange Volatility Index of implied market volatility jumped by nearly 50%. While financial markets generally recovered after the Brexit referendum, particularly in the U.S., where the S&P 500 hit all-time highs and has remained close to those levels at the start of the third quarter. European stocks have generally recovered but have failed to return to their pre-Brexit highs. While we expect more financial market volatility ahead, it is difficult to determine the degree to which volatility in the global markets will continue and the impact that it may have on our diverse portfolio.
In addition, performance fees from consolidated funds decreased $11.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $18.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. These fees eliminate upon consolidation.

Investment Income. Investment income increased $56.1 million to $65.3 million for the three months ended June 30, 2016 as compared to investment income of $9.2 million for the three months ended June 30, 2015 and increased $39.7 million to investment income of $55.7 million for the six months ended June 30, 2016 as compared to investment income of $16.0 million for the six months ended June 30, 2015, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Increase in investment income from the investments in NGP	$27.3	$47.6
Increase (decrease) in investment income from our buyout and growth funds	10.8	(3.2)
Decrease (increase) in losses on foreign currency hedges	1.5	(11.0)
Increase in investment income from our real assets funds, excluding NGP	9.3	3.2
Decrease in investment loss (income) from our distressed debt funds, hedge funds, and energy mezzanine funds	0.6	(2.3)
Increase in investment income due to deconsolidation of certain CLOs	6.0	4.5
All other changes	0.6	0.9
Total increase in investment income	$56.1	$39.7

Interest and Other Income of Consolidated Funds. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance for the three months and six months ended June 30, 2015 is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The consolidated fund of fund vehicles and consolidated hedge funds, as well as many of the CLOs, were deconsolidated on January 1, 2016 as part of the adoption of ASU 2015-2. See Note 2 to the unaudited condensed consolidated financial statements for more information. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and other income of Consolidated Funds decreased $221.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $418.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides explanations of the changes in interest and other income of consolidated funds for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Decrease in interest and other income from CLOs due to deconsolidation	$(167.1)	$(322.0)
Absence of interest, dividend and other income from fund of funds vehicles due to deconsolidation	(22.3)	(43.2)
Absence of interest, dividend and other income from hedge funds due to deconsolidation	(31.7)	(53.3)
Total decrease in interest and other income from Consolidated Funds	$(221.1)	$(418.5)
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $18.4 million for the three months ended June 30, 2016 as compared to $7.8 million for the three months ended June 30, 2015. The increase in revenue of a consolidated real estate VIE for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to an increase in investment income and an increase in the number of completed land development projects in 2016 as compared to 2015. Urbplan recognizes revenue for land development services under the completed contract method.
Revenue of a consolidated real estate VIE was $42.8 million for the six months ended June 30, 2016 as compared to $63.0 million for the six months ended June 30, 2015. The decrease in revenue of a consolidated real estate VIE for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to a decrease in the number of land development projects completed in 2016 as compared to 2015. This decrease was partially offset by an increase in investment income.
Expenses
Total expenses decreased $296.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $864.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the changes in total expenses for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Millions)
Total Expenses, June 30, 2015	$843.6	$1,870.6
Increases (Decreases):
Decrease in total compensation and benefits	(59.2)	(334.7)
Decrease in general, administrative and other expenses	(41.4)	(75.9)
Decrease in interest and other expenses of Consolidated Funds	(225.4)	(439.8)
Increase (decrease) in interest and other expenses of a consolidated real estate VIE	24.8	(21.8)
All other changes	4.5	7.9
Total decrease	(296.7)	(864.3)
Total Expenses, June 30, 2016	$546.9	$1,006.3

Total Compensation and Benefits. Total compensation and benefits decreased $59.2 million, or 14%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $334.7 million, or 33%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Increase in base compensation	$21.3	$7.5
Decrease in equity-based compensation	(5.3)	(19.8)
Decrease in performance fee related compensation	(75.2)	(322.4)
Total decrease in total compensation and benefits	$(59.2)	$(334.7)

Base compensation and benefits. Base compensation and benefits increased $21.3 million, or 17%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $7.5 million, or 2%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Decrease in headcount and bonuses	$(16.3)	$(23.6)
Decrease in compensation costs associated with fundraising activities	(2.8)	(10.0)
Increase primarily due to prior year decrease of acquisition compensatory arrangements, primarily hedge funds	40.4	41.1
Total increase in base compensation and benefits	$21.3	$7.5
Equity-based Compensation. Equity-based compensation decreased $5.3 million for the three months ended June 30, 2016 as compared to three months ended June 30, 2015. The decrease in equity-based compensation is due primarily to the forfeiture of awards issued in connection with the IPO since June 30, 2015, thereby lowering expense in the three months ended June 30, 2016 relative to the three months ended June 30, 2015. This decrease was partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.
Equity-based compensation decreased $19.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in equity-based compensation is due primarily to the settlement of the DGAM earnout agreement due to the wind down of DGAM in 2016 and the absence in 2016 of a $7.5 million cumulative catch-up expense recorded in the six months ended June 30, 2015 associated with a change in the estimated forfeiture rates in 2015. These decreases were partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.

Performance fee related compensation expense. Performance fee related compensation expense decreased $75.2 million for the three months ended June 30, 2016 as compared to three months ended June 30, 2015 and decreased $322.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Performance fee related compensation as a percentage of performance fees was 46% and 47% for the three months and six months ended June 30, 2016, respectively, and 58% and 56% for the three months and six months ended June 30, 2015, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 58% and 56% for the three months and six months ended June 30, 2015 is higher than the 46% and 47% for the three months and six months ended June 30, 2016, primarily due to higher performance fees earned during the three months and six months ended June 30, 2015 by our private equity fund of funds vehicles in our Investment Solutions segment (which pay a higher ratio of performance fees as compensation) and our Legacy Energy funds in our Real Assets segment (which had carry reversals during the three months and six months ended June 30, 2015 without the corresponding reversal of performance fee compensation expense).

General, Administrative and Other Expenses. General, administrative and other expenses decreased $41.4 million for the three months ended June 30, 2016 as compared to three months ended June 30, 2015 and decreased $75.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Intangible asset impairment losses in 2015	$—	$(11.8)
Lower intangible asset amortization	(12.3)	(36.1)
Higher legal and professional fees	0.3	5.9
Lower external fundraising costs	(11.1)	(7.4)
Foreign exchange and other changes	(18.3)	(26.5)
Total decrease in general, administrative and other expenses	$(41.4)	$(75.9)
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $225.4 million for the three months ended June 30, 2016 as compared to three months ended June 30, 2015 and decreased $439.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease for both periods is primarily due to lower interest expense on the consolidated CLOs and the absence in 2016 of interest and other expenses of hedge funds and fund of funds vehicles that were deconsolidated on January 1, 2016. See Note 2 to the condensed consolidated financial statements for more information on our adoption of the new consolidation accounting guidance.
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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE increased $24.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $21.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Higher (lower) expenses associated with land development services as a result of the completion of the related land development projects	$1.3	$(29.0)
Lower expenses related to fair market value adjustment for Urbplan loans *	(4.6)	(9.7)
Higher interest expense	5.9	3.2
Lower compensation and benefits	(0.5)	(1.4)
Higher general, administrative and other expenses	22.7	15.1
Total increase (decrease) in interest and other expenses of a Consolidated Real Estate VIE	$24.8	$(21.8)
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.
Other Non-operating Expenses (Income). Other non-operating income decreased $3.6 million for the three months ended June 30, 2016 to other non-operating expense of $0.7 million as compared to the three months ended June 30, 2015 and decreased $6.3 million for the six months ended June 30, 2016 to other non-operating expense of $4.5 million as compared to the six months ended June 30, 2015, primarily due to changes in the fair value of contingent consideration associated with the Partnership's acquisitions.
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

Net Investment Gains (Losses) of Consolidated Funds
For the three months ended June 30, 2016, net investment gains of Consolidated Funds were $6.7 million as compared to net investment gains of $461.6 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net investment losses of Consolidated Funds were $1.7 million as compared to net investment gains of $967.1 million for the six months ended June 30, 2015. For periods prior to January 1, 2016, this balance is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. On January 1, 2016, the Partnership adopted new consolidation accounting guidance that allowed the Partnership to deconsolidate the AlpInvest fund of funds vehicles, hedge funds, and the majority of its CLOs. As a result, for the three months and six months ended June 30, 2016, net investment gains (losses) only comprise the activity of the remaining consolidated CLOs and certain other funds. See Note 2 to the unaudited condensed consolidated financial statements for more information on the Partnership's adoption of the new consolidation accounting guidance. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Realized gains (losses)	$(3.4)	$209.5	$(9.6)	$434.1
Net change in unrealized gains	97.6	305.9	36.0	641.8
Total gains	94.2	515.4	26.4	1,075.9
Losses from liabilities of CLOs	(87.3)	(54.1)	(27.9)	(109.6)
Gains (losses) on other assets of CLOs	(0.2)	0.3	(0.2)	0.8
Total investment gains (losses) of Consolidated Funds	$6.7	$461.6	$(1.7)	$967.1
For periods prior to January 1, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of consolidated CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. For the three months and six months ended June 30, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of consolidated CLO investments in loans and bonds.

The net investment gains (losses) for the three months and six months ended June 30, 2016 and 2015 were due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Millions)
Gains attributable to the consolidated AlpInvest fund of funds vehicles	$—	$594.4	$—	$1,072.9
Losses attributable to the consolidated hedge funds	—	(151.3)	—	(49.0)
Gains (losses) attributable to other consolidated funds	0.4	0.1	2.7	(32.5)
Net appreciation (depreciation) of CLOs	6.3	18.4	(4.4)	(24.3)
Total net investment gains (losses)	$6.7	$461.6	$(1.7)	$967.1
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $1.6 million for the three months ended June 30, 2016 as compared to net income attributable to non-controlling interests in consolidated entities of $370.8 million for the three months ended June 30, 2015. Net loss attributable to non-controlling interests in consolidated entities was $0.7 million for the six months ended June 30, 2016 as compared to net income attributable to non-controlling interests in consolidated entities of $809.9 million for the six months ended June 30, 2015. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
The net income of our Consolidated Funds for the three months and six months ended June 30, 2016 and 2015 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Millions)
Net income from the consolidated AlpInvest fund of funds vehicles	$—	$577.9	$—	$1,026.6
Net loss from the consolidated hedge funds	—	(162.6)	—	(87.1)
Net income (loss) from the consolidated CLOs	7.2	(6.6)	(3.1)	(55.1)
Net income (loss) from other consolidated funds	0.4	0.2	1.5	(34.2)
Total net income (loss) of our Consolidated Funds	$7.6	$408.9	$(1.6)	$850.2
Net Income Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $6.1 million for the three months ended June 30, 2016 as compared to net income attributable to the Partnership of $30.6 million for the three months ended June 30, 2015. The net income attributable to the Partnership was $14.5 million for the six months ended June 30, 2016 as compared to net income attributable to the Partnership of $70.1 million for the six months ended June 30, 2015. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 25% and 24% as of June 30, 2016 and 2015, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $(6.2) million and $9.0 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $14.6 million for the six months ended June 30, 2016 and 2015, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.

Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and six months ended June 30, 2016 and 2015. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$279.7	$310.8	$559.6	$607.4
Portfolio advisory fees, net	5.8	3.5	9.0	9.3
Transaction fees, net	2.6	1.3	22.9	3.1
Total fund level fee revenues	288.1	315.6	591.5	619.8
Performance fees
Realized	406.3	597.0	538.3	918.7
Unrealized	(196.0)	(265.6)	(180.0)	14.9
Total performance fees	210.3	331.4	358.3	933.6
Investment income (loss)
Realized	9.3	6.1	16.8	(75.9)
Unrealized	19.6	4.9	5.7	58.9
Total investment income (loss)	28.9	11.0	22.5	(17.0)
Interest income	2.5	0.5	—	1.3
Other income	2.7	4.6	5.8	10.3
Total revenues	532.5	663.1	983.6	1,548.0
Segment Expenses
Compensation and benefits
Direct base compensation	108.5	118.0	230.3	239.9
Indirect base compensation	38.4	40.0	78.2	91.0
Equity-based compensation	30.9	27.9	62.3	60.2
Performance fee related
Realized	173.0	264.3	234.9	407.6
Unrealized	(78.1)	(82.1)	(67.3)	95.0
Total compensation and benefits	272.7	368.1	538.4	893.7
General, administrative, and other indirect expenses	78.7	94.2	153.1	160.7
Depreciation and amortization expense	7.3	6.7	14.6	12.2
Interest expense	15.5	14.5	30.7	29.1
Total expenses	374.2	483.5	736.8	1,095.7
Economic Net Income	$158.3	$179.6	$246.8	$452.3
(-) Net Performance Fees	115.4	149.2	190.7	431.0
(-) Investment Income (Loss)	28.9	11.0	22.5	(17.0)
(+) Equity-based Compensation	30.9	27.9	62.3	60.2
(=) Fee Related Earnings	$44.9	$47.3	$95.9	$98.5
(+) Realized Net Performance Fees	233.3	332.7	303.4	511.1
(+) Realized Investment Income (Loss)	9.3	6.1	16.8	(75.9)
(=) Distributable Earnings	$287.5	$386.1	$416.1	$533.7

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income before provision for income taxes	$67.8	$474.1	$83.1	$1,089.4
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	79.3	88.6	124.7	147.6
Acquisition related charges, including amortization of intangibles and impairment	21.6	(2.3)	39.3	38.3
Other non-operating expense (income)	0.7	(2.9)	4.5	(1.8)
Tax provision associated with performance fees	(10.8)	(9.1)	(14.1)	(14.3)
Net (income) loss attributable to non-controlling interests in consolidated entities	(1.6)	(370.8)	0.7	(809.9)
Severance and other adjustments	1.3	2.0	8.6	3.0
Economic Net Income	$158.3	$179.6	$246.8	$452.3
Net performance fees(1)	115.4	149.2	190.7	431.0
Investment income (loss)(1)	28.9	11.0	22.5	(17.0)
Equity-based compensation	30.9	27.9	62.3	60.2
Fee Related Earnings	$44.9	$47.3	$95.9	$98.5
Realized performance fees, net of related compensation(1)	233.3	332.7	303.4	511.1
Realized investment income (loss)(1)	9.3	6.1	16.8	(75.9)
Distributable Earnings	$287.5	$386.1	$416.1	$533.7

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$389.9	$16.4	$406.3
Unrealized	(179.0)	(17.0)	(196.0)
Total performance fees	210.9	(0.6)	210.3
Performance fee related compensation expense
Realized	172.4	0.6	173.0
Unrealized	(75.9)	(2.2)	(78.1)
Total performance fee related compensation expense	96.5	(1.6)	94.9
Net performance fees
Realized	217.5	15.8	233.3
Unrealized	(103.1)	(14.8)	(117.9)
Total net performance fees	$114.4	$1.0	$115.4
Investment income (loss)
Realized	$38.9	$(29.6)	$9.3
Unrealized	26.4	(6.8)	19.6
Investment income (loss)	$65.3	$(36.4)	$28.9

	Six Months Ended June 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$521.7	$16.6	$538.3
Unrealized	(165.6)	(14.4)	(180.0)
Total performance fees	356.1	2.2	358.3
Performance fee related compensation expense
Realized	234.0	0.9	234.9
Unrealized	(68.0)	0.7	(67.3)
Total performance fee related compensation expense	166.0	1.6	167.6
Net performance fees
Realized	287.7	15.7	303.4
Unrealized	(97.6)	(15.1)	(112.7)
Total net performance fees	$190.1	$0.6	$190.7
Investment income (loss)
Realized	$51.5	$(34.7)	$16.8
Unrealized	4.2	1.5	5.7
Investment income (loss)	$55.7	$(33.2)	$22.5

	Three Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$595.0	$2.0	$597.0
Unrealized	(300.1)	34.5	(265.6)
Total performance fees	294.9	36.5	331.4
Performance fee related compensation expense
Realized	263.5	0.8	264.3
Unrealized	(91.8)	9.7	(82.1)
Total performance fee related compensation expense	171.7	10.5	182.2
Net performance fees
Realized	331.5	1.2	332.7
Unrealized	(208.3)	24.8	(183.5)
Total net performance fees	$123.2	$26.0	$149.2
Investment income (loss)
Realized	$2.8	$3.3	$6.1
Unrealized	6.4	(1.5)	4.9
Total investment income (loss)	$9.2	$1.8	$11.0

	Six Months Ended June 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$921.8	$(3.1)	$918.7
Unrealized	(53.9)	68.8	14.9
Total performance fees	867.9	65.7	933.6
Performance fee related compensation expense
Realized	406.5	1.1	407.6
Unrealized	81.9	13.1	95.0
Total performance fee related compensation expense	488.4	14.2	502.6
Net performance fees
Realized	515.3	(4.2)	511.1
Unrealized	(135.8)	55.7	(80.1)
Total net performance fees	$379.5	$51.5	$431.0
Investment income (loss)
Realized	$11.7	$(87.6)	$(75.9)
Unrealized	4.3	54.6	58.9
Total investment income (loss)	$16.0	$(33.0)	$(17.0)

(2)
Adjustments to performance fees and investment income (loss) relate to (i) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (ii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iii) the reclassification of NGP performance fees, which are included in investment income in the U.S. GAAP financial statements, and (iv) the reclassification of certain tax expenses associated with performance fees.

Adjustments to investment income (loss) also include the reclassification of earnings for the investment in NGP Management to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management that are excluded from the Non-GAAP results and adjustments to reflect the Partnership’s share of Urbplan net losses as investment losses for the Non-GAAP results. Adjustments are also included in these financial statement captions to reflect Carlyle’s economic interests in Claren Road, ESG and Carlyle Commodity Management (formerly known as Vermillion).

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Economic Net Income
Corporate Private Equity	$58.2	$178.2	$90.4	$467.2
Global Market Strategies	12.0	—	6.5	9.6
Real Assets	78.7	1.0	140.2	(32.4)
Investment Solutions	9.4	0.4	9.7	7.9
Economic Net Income	$158.3	$179.6	$246.8	$452.3
Distributable Earnings
Corporate Private Equity	$235.1	$345.1	$339.6	$539.0
Global Market Strategies	6.7	4.0	7.5	12.5
Real Assets	39.0	36.6	58.5	(25.1)
Investment Solutions	6.7	0.4	10.5	7.3
Distributable Earnings	$287.5	$386.1	$416.1	$533.7

Segment Analysis

Discussed below is our DE, FRE and ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and, for periods prior to July 1, 2015, Carlyle Commodity Management based on our 55% economic interest in those entities. Effective July 1, 2015, our segment revenue and expenses related to Carlyle Commodity Management are based on our approximate 83% economic interest in that entity (to the extent Carlyle Commodity Management exceeds certain performance hurdles), or otherwise our economic interest is 100%. Further, effective January 1, 2016, our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$126.8	$156.7	$254.0	$291.0
Portfolio advisory fees, net	5.2	3.3	8.3	8.5
Transaction fees, net	2.6	1.3	22.9	2.8
Total fund level fee revenues	134.6	161.3	285.2	302.3
Performance fees
Realized	337.9	536.5	464.1	842.5
Unrealized	(278.9)	(269.8)	(372.0)	(69.1)
Total performance fees	59.0	266.7	92.1	773.4
Investment income (loss)
Realized	18.0	8.3	22.5	11.0
Unrealized	3.0	0.7	(3.1)	8.1
Total investment income	21.0	9.0	19.4	19.1
Interest income	0.9	0.2	1.8	0.5
Other income	1.2	2.5	2.7	5.4
Total revenues	216.7	439.7	401.2	1,100.7
Segment Expenses
Compensation and benefits
Direct base compensation	53.3	56.5	113.1	110.2
Indirect base compensation	18.2	21.5	37.8	47.8
Equity-based compensation	18.4	15.3	36.2	32.6
Performance fee related
Realized	143.3	237.2	201.9	374.2
Unrealized	(117.4)	(117.5)	(162.1)	(21.8)
Total compensation and benefits	115.8	213.0	226.9	543.0
General, administrative, and other indirect expenses	32.0	37.8	62.9	69.5
Depreciation and amortization expense	3.4	3.0	6.8	5.7
Interest expense	7.3	7.7	14.2	15.3
Total expenses	158.5	261.5	310.8	633.5
Economic Net Income	$58.2	$178.2	$90.4	$467.2
(-) Net Performance Fees	33.1	147.0	52.3	421.0
(-) Investment Income	21.0	9.0	19.4	19.1
(+) Equity-based Compensation	18.4	15.3	36.2	32.6
(=) Fee Related Earnings	$22.5	$37.5	$54.9	$59.7
(+) Realized Net Performance Fees	194.6	299.3	262.2	468.3
(+) Realized Investment Income	18.0	8.3	22.5	11.0
(=) Distributable Earnings	$235.1	$345.1	$339.6	$539.0

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 and Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Distributable Earnings

Distributable Earnings decreased $110.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $199.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, June 30, 2015	$345.1	$539.0
Increases (decreases):
Decrease in realized net performance fees	(104.7)	(206.1)
Increase in realized investment income	9.7	11.5
Decrease in fee related earnings	(15.0)	(4.8)
Total decrease	(110.0)	(199.4)
Distributable earnings, June 30, 2016	$235.1	$339.6

Realized Net Performance Fees. Realized net performance fees decreased $104.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $206.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in realized net performance fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to fewer exits from funds in carry. The decrease in realized net performance fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to fewer exits from funds in carry. Also, contributing to the decrease in both periods is the lower carry rate being used for one of our U.S. buyout funds (CP V). CP V has been using a carry rate of 10% in 2016 rather than the traditional 20% rate and we expect that fund to increase its rate in future periods. Realized net performance fees were primarily generated by the following funds for the three months and six months ended June 30, 2016 and 2015:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
CEP III	CP V	CEP III	CP V
CP V	CEP III	CP V	CEP III
CETP II	CP IV	CETP II	CP IV
CP IV	CAP III	CAP III	CAP III
CVP III
CP IV

Realized Investment Income. Realized investment income increased $9.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $11.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in realized investment income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily from our investments in the U.S. and Europe buyout funds as well as Europe growth funds. The increase in realized investment income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily from our investments in U.S. and Europe buyout funds as well as Europe growth funds.

Fee Related Earnings

Fee related earnings decreased $15.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $4.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in fee related earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, June 30, 2015	$37.5	$59.7
Increases (decreases):
Decrease in fee revenues	(26.7)	(17.1)
Decrease in direct and indirect base compensation	6.5	7.1
Decrease in general, administrative and other expenses	5.8	6.6
All other changes	(0.6)	(1.4)
Total decrease	(15.0)	(4.8)
Fee related earnings, June 30, 2016	$22.5	$54.9

Fee Revenues. Total fee revenues decreased $26.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $17.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Lower fund management fees	$(29.9)	$(37.0)
Higher transaction fees	1.3	20.1
Higher (lower) portfolio advisory fees	1.9	(0.2)
Total decrease in fee revenues	$(26.7)	$(17.1)

The decrease in fund management fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to a $28.0 million decrease in catch-up management fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. While there were no significant catch-up management fees for the three months ended June 30, 2016, catch-up management fees for the three months ended June 30, 2015 were driven by subsequent closings for our fourth Europe buyout fund (“CEP IV”), our third Japan buyout fund (“CJP III”), and our third Europe growth technology fund (“CETP III”).

The decrease in fund management fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to a $34.0 million decrease in catch-up management fees from $34.5 million for the six months ended June 30, 2015 to $0.5 million for the six months ended June 30, 2016. Catch-up management fees for the six months ended June 30, 2016 were primarily driven by a subsequent closing for CEOF II. Catch-up management fees for the six months ended June 30, 2015 were driven by subsequent closings from CEP IV, CJP III, and CETP III.

The total weighted-average management fee rate increased from 1.24% at June 30, 2015 to 1.30% at June 30, 2016. The increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $38.9 billion and $40.3 billion as of June 30, 2016 and 2015, respectively, reflecting a decrease of $1.4 billion.

The increase in transaction fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily from a significant investment in one of our Japan buyout funds in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in transaction fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to a significant investment in one of our U.S. buyout funds in the first quarter of 2016.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $6.5 million, or 8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to lower compensation costs related to fundraising activities of approximately $3.4 million and lower bonus accruals in 2016. These decreases were partially offset by increased headcount.

Direct and indirect compensation expense decreased $7.1 million, or 4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to lower compensation costs related to fundraising activities of approximately $8.1 million and lower bonus accruals in 2016. These decreases were partially offset by increased headcount.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $5.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to decreased external costs associated with fundraising activities in 2016 as compared to 2015 of $4.4 million.

General, administrative and other indirect expenses decreased $6.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to lower negative foreign currency adjustments, lower information technology expenses, and $2.8 million of lower external costs associated with fundraising activities in 2016 as compared to 2015. These decreases were partially offset by higher professional fees.

Economic Net Income

Economic net income decreased $120.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $376.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in economic net income for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income, June 30, 2015	$178.2	$467.2
Increases (decreases):
Decrease in net performance fees	(113.9)	(368.7)
Increase in investment income	12.0	0.3
Increase in equity-based compensation	(3.1)	(3.6)
Decrease in fee related earnings	(15.0)	(4.8)
Total decrease	(120.0)	(376.8)
Economic net income, June 30, 2016	$58.2	$90.4

Performance Fees. Performance Fees (realized and unrealized) decreased $207.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $681.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. These decreases were primarily due to lower fund appreciation from our buyout and growth capital funds as set forth below:

	Performance Fees
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Buyout funds	$19.5	$173.7	$63.0	$667.5
Growth Capital funds	39.5	93.0	29.1	105.9
Total	$59.0	$266.7	$92.1	$773.4
The $59.0 million of performance fees for the three months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CBPF of $27.8 million,
•CP V of $14.8 million,
•CAP III of $12.6 million, and
•CETP II of $9.7 million.

The $266.7 million of performance fees for the three months ended June 30, 2015 was driven by performance fees recognized from the following funds:

•CP V of $84.0 million,
•CAGP IV of $54.3 million,
•CEP III of $34.2 million,
•Carlyle Global Financial Services Partners, L.P. (“CGFSP I”) of $24.2 million, and
•CAP III of $23.6 million.

The $92.1 million of performance fees for the six months ended June 30, 2016 was driven by performance fees recognized from the following funds:

•CP V of $75.6 million,
•CBPF of $27.8 million,
•CETP II of $7.2 million,
•CEP II of $(7.5) million,
•CAP II of $(5.9) million, and
•CAP III of $(4.7) million.

The $773.4 million of performance fees for the six months ended June 30, 2015 was driven by performance fees recognized from the following funds:

•CP V of $241.9 million,
•CEP III of $193.5 million,
•CP IV of $73.5 million,
•CAP III of $58.1 million, and
•CAGP IV of $53.6 million.

Performance fees of $59.0 million and $266.7 million are inclusive of performance fees reversed of approximately $15.6 million and $6.9 million for the three months ended June 30, 2016 and 2015, respectively. Performance fees of $92.1 million and $773.4 million are inclusive of performance fees reversed of approximately $34.5 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to CAP II. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.

The appreciation in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Buyout funds	4%	4%	6%	13%
Growth Capital funds	3%	11%	—%	15%
Total	4%	5%	5%	13%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net Performance Fees	$33.1	$147.0	$52.3	$421.0

Percentage of Total Performance Fees	56%	55%	57%	54%

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

Total investment income. Total investment income (realized and unrealized) for the three months ended June 30, 2016 was $21.0 million as compared to total investment income of $9.0 million for the three months ended June 30, 2015. The increase in total investment income from the three months ended June 30, 2015 to the three months ended June 30, 2016 relates primarily to higher realized gains on investments in the U.S. and Europe buyout funds as well as higher appreciation on investments in the U.S. buyout funds for the three months ended June 30, 2016 compared to depreciation on investments in these U.S. buyout funds for the three months ended June 30, 2015.

Total investment income (realized and unrealized) for the six months ended June 30, 2016 was $19.4 million as compared to total investment income of $19.1 million for the six months ended June 30, 2015. The increase in total investment income from the six months ended June 30, 2015 to the six months ended June 30, 2016 related primarily to higher realized gains on investments in the U.S. and Europe buyout funds as well as higher appreciation on investments in these U.S. buyout funds. These increases were offset by unrealized losses on foreign currency hedges and depreciation on investments in our Europe buyout funds.

Equity-based compensation. Equity-based compensation was $18.4 million for the three months ended June 30, 2016, an increase of $3.1 million from $15.3 million for the three months ended June 30, 2015.

Equity-based compensation was $36.2 million for the six months ended June 30, 2016, an increase of $3.6 million from $32.6 million for the six months ended June 30, 2015.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2016	2015
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,731	$24,281
Fee-earning AUM based on invested capital	10,846	14,730
Fee-earning AUM based on lower of cost or fair value	2,361	1,311
Total Fee-earning AUM	$38,938	$40,322
Weighted Average Management Fee Rates (2)
All Funds	1.30%	1.24%
Funds in Investment Period	1.43%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$40,909	$39,363	$40,926	$40,249
Inflows, including Fee-paying Commitments (1)	325	1,868	592	2,572
Outflows, including Distributions (2)	(2,238)	(1,106)	(2,965)	(2,069)
Market Appreciation/(Depreciation) (3)	(13)	(4)	(13)	(9)
Foreign Exchange and other (4)	(45)	201	398	(421)
Balance, End of Period	$38,938	$40,322	$38,938	$40,322

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $38.9 billion at June 30, 2016, a decrease of $2.0 billion, or approximately 5%, compared to $40.9 billion at March 31, 2016. The decrease was driven by outflows of $2.2 billion from distributions in CP V and several other funds outside of the original investment period, partially offset by $0.3 billion of inflows primarily attributable to equity invested by CGP. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.

Fee-earning AUM was $38.9 billion at June 30, 2016, a decrease of $2.0 billion, or approximately 5%, compared to $40.9 billion at December 31, 2015. The decrease was driven by outflows of $3.0 billion from distributions in CP V and several other funds outside of the original investment period, partially offset by $0.6 billion of inflows primarily attributable to equity invested by funds outside of the original investment period and $0.4 billion of foreign exchange gain primarily from our Europe and Japan buyout funds.
Fee-earning AUM was $38.9 billion at June 30, 2016, a decrease of $1.4 billion, or approximately 3%, compared to $40.3 billion at June 30, 2015. Driving the decrease were outflows of $5.8 billion primarily driven by dispositions in CP IV, CP V, CEP III, and CAP III. Offsetting the decrease were inflows of $4.4 billion primarily attributable to limited partner commitments raised by CEP IV and CEOF II, in addition to investments in several of our funds based on invested capital and foreign exchange gains of $0.2 billion.
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
Total AUM as of and for the Three and Six Months Ended June 30, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$23,117	$38,025	$61,142	$24,212	$38,932	$63,144
Commitments (1)	(1,618)	—	(1,618)	(1,718)	—	(1,718)
Capital Called, net (2)	(1,108)	953	(155)	(2,409)	2,130	(279)
Distributions (3)	216	(3,172)	(2,956)	248	(5,825)	(5,577)
Market Appreciation/(Depreciation) (4)	—	1,242	1,242	—	1,397	1,397
Foreign Exchange and other (5)	(27)	(6)	(33)	247	408	655
Balance, End of Period	$20,580	$37,042	$57,622	$20,580	$37,042	$57,622

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $57.6 billion at June 30, 2016, a decrease of $3.5 billion, or approximately 6%, compared to $61.1 billion as of March 31, 2016. This decrease was driven by net distributions of $3.0 billion primarily in our US and Europe buyout funds and a decrease in commitments of $1.6 billion largely attributable to the expiration of dry powder in CP V. Offsetting the decrease was $1.2 billion of market appreciation due to a 4% increase in our portfolio of carry funds for the period. Our carry fund private portfolio appreciated 5% ($1.1 billion) while our public portfolio appreciated 3% ($0.2 billion). The carry funds driving appreciation for the period included $0.9 billion attributable to CP VI (15% appreciation) and $0.1 billion attributable to CBPF (53% appreciation), partially offset by $0.1 billion of depreciation attributable to CEP IV (6% depreciation).

Total AUM was $57.6 billion at June 30, 2016, a decrease of $5.5 billion, or approximately 9%, compared to $63.1 billion as of December 31, 2015. This decrease was driven by net distributions of $5.6 billion primarily in our US and Europe buyout funds and a decrease in commitments of $1.7 billion largely attributable to the expiration of dry powder in CP V. Offsetting the decrease was $1.4 billion of market appreciation due to a 5% increase in our portfolio of carry funds for the period. Our carry fund private portfolio appreciated 6% ($1.5 billion) while our public portfolio appreciated 2% ($0.2 billion). The carry funds driving appreciation for the period included $1.0 billion attributable to CP VI (20% appreciation), $0.4 billion attributable to CP V (5%) and $0.2 billion attributable to CBPF (62% appreciation), partially offset by $0.2 billion of depreciation attributable to CEP IV (17% depreciation).
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2016, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2016					Inception to June 30, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,023.3	2.4x	16%	13%	$6,827.6	$17,258.8	2.5x	18%
CP V	5/2007	$13,719.7	$13,001.4	$25,241.6	1.9x	18%	13%	$7,990.8	$20,723.9	2.6x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.8	€3,920.0	1.9x	36%	20%	€1,489.4	€3,573.0	2.4x	55%
CEP III	12/2006	€5,294.9	€5,072.7	€10,948.0	2.2x	19%	14%	€3,413.0	€8,708.9	2.6x	22%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,633.6	$2,878.5	1.8x	11%	8%	$1,117.8	$2,490.9	2.2x	16%
CAP III	5/2008	$2,551.6	$2,527.3	$4,848.3	1.9x	20%	14%	$1,709.9	$2,905.8	1.7x	16%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,661.5	2.9x	61%	37%	¥39,756.6	¥131,454.6	3.3x	65%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥182,405.9	1.3x	5%	1%	¥64,306.1	¥106,207.7	1.7x	10%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,110.9	2.0x	19%	13%	$502.9	$1,168.2	2.3x	27%
CEOF I	5/2011	$1,119.1	$1,121.0	$1,505.3	1.3x	17%	11%	$221.0	$650.0	2.9x	52%
CETP II	2/2007	€521.6	€436.4	€1,075.0	2.5x	26%	17%	€216.9	€889.5	4.1x	36%
CAGP IV	6/2008	$1,041.4	$949.9	$1,372.4	1.4x	12%	7%	$222.7	$484.6	2.2x	30%
All Other Funds (9)	Various		$3,857.7	$6,306.2	1.6x	17%	8%	$3,080.9	$5,253.6	1.7x	19%
Coinvestments and Other (10)	Various		$9,554.5	$22,598.1	2.4x	36%	33%	$6,120.9	$18,318.7	3.0x	36%
Total Fully Invested Funds			$58,649.3	$124,745.3	2.1x	26%	19%	$41,580.2	$105,237.9	2.5x	29%
Funds in the Investment Period (6)
CP VI (12)	5/2012	$13,000.0	$6,158.3	$7,405.4	1.2x	NM	NM
CEP IV (12)	8/2013	€3,669.5	€1,394.0	€1,371.4	1.0x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$1,798.6	$1,901.2	1.1x	NM	NM
CGFSP II (12)	4/2013	$1,000.0	$602.6	$671.1	1.1x	NM	NM
CJP III (12)	8/2013	¥119,505.1	¥50,213.2	¥62,464.5	1.2x	NM	NM
CEOF II (12)	3/2015	$2,400.0	$429.2	$423.6	1.0x	NM	NM
All Other Funds (11)	Various		$2,147.1	$2,170.2	1.0x	NM	NM
Total Funds in the Investment Period			$13,165.9	$14,695.3	1.1x	9%	1%	$343.2	$624.5	1.8x	46%
TOTAL CORPORATE PRIVATE EQUITY (13)			$71,815.2	$139,440.6	1.9x	26%	18%	$41,923.4	$105,862.4	2.5x	29%

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

(11)
Aggregate, which is considered not meaningful, includes the following funds and their respective commencement dates: CGP (December 2014), CSABF (December 2009), CSSAF (April 2012) , CPF I (June 2012), CCI (December 2012), and CETP III (May 2014).

(12)
Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, April 2013 for CGFSP II, August 2013 for CEP IV, August 2013 for CJP III, and March 2015 for CEOF II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2016
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP V	$7,199.9	1.4x	1.9x	95%	X	X	100%	Jun-07	37	May-13
CP VI	$7,146.1	1.2x	1.2x	47%			100%	Jun-13	13	May-18
CEP III	€2,600.3	1.8x	2.2x	96%	X	X	100%	Jul-07	36	Dec-12
CAP IV	$1,843.1	1.0x	1.1x	46%			100%	Jul-13	12	Nov-18
CAP III	$1,846.2	2.3x	1.9x	99%	X	X	100%	Jun-08	33	May-14
CEP IV	€1,205.0	0.9x	1.0x	38%			100%	Sep-14	8	Aug-19
CGFSP I	$1,109.8	1.7x	2.0x	98%	X	X	100%	Oct-08	31	Sep-14
CEOF I	$1,010.5	1.1x	1.3x	100%	X		80%	Sep-11	20	May-17
CAGP IV	$822.7	1.1x	1.4x	91%			100%	Aug-08	32	Jun-14
CP IV	$778.5	1.4x	2.4x	97%	X	X	80%	Apr-05	45	Dec-10
CJP II	¥72,385.5	1.0x	1.3x	86%			80%	Oct-06	39	Jul-12
CJP III	¥61,597.2	1.2x	1.2x	42%			100%	Sep-13	12	Feb-20
CGFSP II	$590.2	1.1x	1.1x	60%			100%	Jun-13	13	Dec-17
CEOF II	$441.4	1.0x	1.0x	18%			80%	Nov-15	3	Mar-21
CETP II	€369.1	0.8x	2.5x	84%	X	X	100%	Jan-08	34	Jul-13
CAP II	$395.5	1.0x	1.8x	90%		(X)	80%	Mar-06	42	Feb-12
CEP II	€175.6	0.3x	1.9x	113%	X	X	80%	Sep-03	52	Sep-08
All Other Funds (8)	$3,096.4	1.1x	2.1x		NM	NM
Coinvestment and Other (9)	$4,619.9	1.4x	2.4x		NM	NM
Total Corporate Private Equity (10)	$37,015.3	1.3x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
Profitability in our Global Markets Strategies segment has generally trended down since 2013 due to the lack of material performance fees from our hedge funds as well as from growing losses from some of our hedge funds and related commodities products.  Investment in new product development in this segment has also contributed to lower earnings.  As a result, we are conducting a review of the segment. We may seek to realign or reorganize certain of the segment’s operations to enhance their earnings and growth potential. In doing so, we may incur expenses to attract new employees and retain key employees and bolster or restructure certain of their existing operations. The effects of continued market volatility and future redemptions, together with the possible additional costs we may incur as we undertake this review, may adversely impact the profitability of this segment and its level of contribution to our revenues.  We currently expect GMS to operate at a Fee Related Earnings loss for the balance of 2016.
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road, ESG and Carlyle Commodity Management (formerly known as Vermillion). The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$52.2	$54.8	$103.3	$110.3
Portfolio advisory fees, net	0.5	—	0.6	0.5
Transaction fees, net	—	—	—	—
Total fund level fee revenues	52.7	54.8	103.9	110.8
Performance fees
Realized	5.4	8.6	7.2	13.2
Unrealized	1.8	3.6	1.5	22.3
Total performance fees	7.2	12.2	8.7	35.5
Investment income (loss)
Realized	0.8	1.2	1.6	2.8
Unrealized	9.9	(1.5)	7.8	(5.7)
Total investment income (loss)	10.7	(0.3)	9.4	(2.9)
Interest	1.1	0.1	2.6	0.6
Other income	1.2	1.3	2.3	2.6
Total revenues	72.9	68.1	126.9	146.6
Segment Expenses
Compensation and benefits
Direct base compensation	22.2	24.7	45.4	52.9
Indirect base compensation	7.0	6.4	15.2	15.2
Equity-based compensation	4.4	4.3	9.4	9.5
Performance fee related
Realized	0.7	4.1	1.5	6.4
Unrealized	2.0	1.8	0.9	10.0
Total compensation and benefits	36.3	41.3	72.4	94.0
General, administrative, and other indirect expenses	20.2	22.8	39.4	35.1
Depreciation and amortization expense	1.6	1.3	3.1	2.4
Interest expense	2.8	2.7	5.5	5.5
Total expenses	60.9	68.1	120.4	137.0
Economic Net Income	$12.0	$—	$6.5	$9.6
(-) Net Performance Fees	4.5	6.3	6.3	19.1
(-) Investment Income (Loss)	10.7	(0.3)	9.4	(2.9)
(+) Equity-based Compensation	4.4	4.3	9.4	9.5
(=) Fee Related Earnings	$1.2	$(1.7)	$0.2	$2.9
(+) Realized Net Performance Fees	4.7	4.5	5.7	6.8
(+) Realized Investment Income	0.8	1.2	1.6	2.8
(=) Distributable Earnings	$6.7	$4.0	$7.5	$12.5

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 and Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Distributable Earnings

Distributable earnings increased $2.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $5.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the changes in distributable earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, June 30, 2015	$4.0	$12.5
Increases (decreases):
Increase (decrease) in realized net performance fees	0.2	(1.1)
Decrease in realized investment income	(0.4)	(1.2)
Increase (decrease) in fee related earnings	2.9	(2.7)
Total increase (decrease)	2.7	(5.0)
Distributable earnings, June 30, 2016	$6.7	$7.5

Realized Net Performance Fees. Realized net performance fees increased $0.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $1.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The majority of realized net performance fees were generated by the following funds for the three months and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
Structured Credit Funds	Structured Credit Funds	Structured Credit Funds	Structured Credit Funds
CCM	ESG	CCM
ESG

Realized Investment Income. Realized investment income for the three months ended June 30, 2016 was $0.8 million compared to realized investment income of $1.2 million for the three months ended June 30, 2015. Realized investment income for the six months ended June 30, 2016 was $1.6 million compared to realized investment income of $2.8 million for the six months ended June 30, 2015. The decrease in realized investment income for both the three months and six months ended June 30, 2016 is primarily due to lower realizations on investments in our structured credit funds.

Fee Related Earnings

Fee related earnings increased $2.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $2.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in fee related earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, June 30, 2015	$(1.7)	$2.9
Increases (decreases):
Decrease in fee revenues	(2.1)	(6.9)
Decrease in direct and indirect base compensation	1.9	7.5
Decrease (increase) in general, administrative and other expenses	2.6	(4.3)
All other changes	0.5	1.0
Total increase (decrease)	2.9	(2.7)
Fee related earnings, June 30, 2016	$1.2	$0.2

Fee Revenues. Fee revenues decreased $2.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $6.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Lower fund management fees	$(2.6)	$(7.0)
Higher portfolio advisory fees	0.5	0.1
Total decrease in fee revenues	$(2.1)	$(6.9)

The decrease in fund management fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as well as the decrease in fund management fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 are primarily due to lower hedge fund assets under management and lower basis on certain carry funds, partially offset by the activation of fees on our second energy mezzanine opportunity fund (“CEMOF II”). Hedge fund assets under management decreased to $5.8 billion at June 30, 2016 from $10.2 billion at June 30, 2015, primarily due to redemptions and investment depreciation.

The weighted average management fee rate on our hedge funds decreased from 1.60% at June 30, 2015 to 1.48% at June 30, 2016 primarily due to both the reduction of fee rates and lower fee basis caused by net redemptions in our Claren Road funds. The weighted average management fee rate on our carry funds decreased from 1.49% at June 30, 2015 to 1.33% at June 30, 2016, primarily due to the reduction in both the fee basis and rate of our first energy mezzanine fund ("CEMOF I") and our third distressed and corporate opportunities fund (“CSP III”) as they switched from commitments to invested equity at the end of the original investment period.
Direct and indirect compensation expense. Direct and indirect compensation expense decreased $1.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to lower headcount. Also, included in our direct and indirect compensation expense for the three months ended June 30, 2016 is $1.6 million associated with fundraising activities, which is roughly flat with the three months ended June 30, 2015.

Direct and indirect compensation expense decreased $7.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to lower headcount and reduced compensation costs of $0.5 million related to fundraising activities.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $2.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to lower external costs associated with fundraising activities of $6.5 million. This decrease was partially offset by increased legal and professional fees attributable to certain commodities transactions (See Note 10 to the unaudited condensed consolidated financial statements).
General, administrative and other indirect expenses increased $4.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to higher legal and professional fees attributable to certain commodities transactions (See Note 10 to the unaudited condensed consolidated financial statements), partially offset by lower external costs associated with fundraising activities of $3.8 million.
Economic Net Income
Economic net income increased $12.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $3.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in economic net income for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income, June 30, 2015	$—	$9.6
Increases (decreases):
Decrease in net performance fees	(1.8)	(12.8)
Increase in investment income	11.0	12.3
(Increase) decrease in equity-based compensation	(0.1)	0.1
Increase (decrease) in fee related earnings	2.9	(2.7)
Total increase (decrease)	12.0	(3.1)
Economic net income, June 30, 2016	$12.0	$6.5
Performance Fees. Performance fees (realized and unrealized) for the three months and six months ended June 30, 2016 and 2015 are from the following types of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Carry funds	$2.6	$5.2	$1.1	$22.2
Hedge funds	(0.4)	(1.6)	0.9	0.3
Structured credit funds	5.0	8.6	6.7	13.0
Performance fees	$7.2	$12.2	$8.7	$35.5

The $7.2 million of performance fees for the three months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CLOs of $5.0 million,
•Carlyle Strategic Partners III, L.P. (“CSP III”) of $4.1 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(1.9) million.

The $12.2 million of performance fees for the three months ended June 30, 2015 was driven by performance fees recognized from the structured credit funds and our carry funds, including $4.4 million from CEMOF I.

The $8.7 million of performance fees for the six months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CLOs of $6.7 million,
•CMP II of $1.4 million,
•Carlyle Strategic Partners II, L.P. (“CSP II”) of $1.2 million, and
•CSP III of $(1.5) million.

The $35.5 million of performance fees for the six months ended June 30, 2015 was driven primarily by performance fees recognized from the following funds:

•CEMOF I of $9.3 million,
•CMP II of $7.0 million, and
•CSP II of $4.4 million.

Performance fees of $7.2 million and $12.2 million are inclusive of performance fees reversed of approximately $2.5 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively. Performance fees of $8.7 million and $35.5 million are inclusive of performance fees reversed of approximately $1.5 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Carry funds	(2)%	2%	(13)%	5%

Net performance fees decreased $1.8 million to $4.5 million for the three months ended June 30, 2016 as compared to $6.3 million for the three months ended June 30, 2015. Net performance fees decreased $12.8 million to $6.3 million for the six months ended June 30, 2016 as compared to $19.1 million for the six months ended June 30, 2015.

Total Investment Income (Loss). Total investment income (realized and unrealized) for the three months ended June 30, 2016 was $10.7 million compared to total investment loss of $0.3 million for the three months ended June 30, 2015. Total investment income (realized and unrealized) for the six months ended June 30, 2016 was $9.4 million compared to total investment loss of $2.9 million for the six months ended June 30, 2015. The increase in investment income for both periods relates primarily to appreciation on certain U.S. and Euro-denominated collateralized loan obligations for the three months and six months ended June 30, 2016 as compared to depreciation on investments in Euro-denominated collateralized loan obligations for the three months and six months ended June 30, 2015.

Equity-based Compensation. Equity-based compensation was $4.4 million for the three months ended June 30, 2016, an increase of $0.1 million from $4.3 million for the three months ended June 30, 2015.

Equity-based compensation was $9.4 million for the six months ended June 30, 2016, a decrease of $0.1 million from $9.5 million for the six months ended June 30, 2015.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2016	2015
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$2,630	$1,916
Fee-earning AUM based on invested capital	1,366	526
Fee-earning AUM based on collateral balances, at par	17,863	17,945
Fee-earning AUM based on net asset value	5,302	9,753
Fee-earning AUM based on other (2)	1,571	1,138
Total Fee-earning AUM	$28,732	$31,278
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.42%	1.58%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,598	$31,990	$30,972	$33,898
Inflows, including Fee-paying Commitments (1)	109	—	458	6
Outflows, including Distributions (2)	(326)	(70)	(549)	(133)
Subscriptions, net of Redemptions (3)	(445)	(611)	(1,893)	(2,696)
Changes in CLO collateral balances (4)	843	35	(133)	761
Market Appreciation/(Depreciation) (5)	31	(419)	(402)	(364)
Foreign Exchange and other (6)	(78)	353	279	(194)
Balance, End of Period	$28,732	$31,278	$28,732	$31,278

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, and reductions for funds that are no longer calling fees.

(3)
Represents subscriptions and redemptions in our hedge funds and mutual fund. Our hedge fund partnerships had outstanding redemption requests for $1.5 billion in the aggregate as of the beginning of the third quarter of 2016.

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

Fee-earning AUM was $28.7 billion at June 30, 2016, an increase of $0.1 billion, compared to $28.6 billion at March 31, 2016. This increase was driven by net increases in our CLO collateral balances of $0.8 billion primarily due to the launch of three new CLO's. Offsetting this increase were net redemptions in our hedge funds of $0.4 billion and net outflows of $0.3 billion. Amounts raised this quarter for our latest vintage distressed debt fund ("CSP IV") are not currently included in Fee-earning AUM. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $28.7 billion at June 30, 2016, a decrease of $2.3 billion, or approximately 7%, compared to $31.0 billion at December 31, 2015. This decrease was driven by (a) net redemptions in our hedge funds of $1.9 billion, primarily in our hedge funds at Claren Road and ESG, (b) net outflows including distributions of $0.5 billion, primarily due to fees no longer being charged on one of our commodities hedge funds and distributions by funds with a management fee basis of invested equity, and (c) $0.4 billion of market depreciation in our hedge funds. This decrease was partially offset by net inflows of $0.5 billion, primarily due to fundraising in CEMOF II.
Fee-earning AUM was $28.7 billion at June 30, 2016, a decrease of $2.6 billion, or approximately 8%, compared to $31.3 billion at June 30, 2015. This decrease was driven by (a) net redemptions in our hedge funds of $3.5 billion, primarily in our hedge funds at Claren Road and ESG, (b) net outflows including distributions of $1.4 billion, primarily due to the change in basis from commitments to invested equity in CSP III and CEMOF I, and (c) $0.7 billion of market depreciation in our hedge funds. This decrease was partially offset by net inflows of $2.9 billion, primarily due to fundraising in CEMOF II.
Fee-earning AUM was $31.3 billion at June 30, 2015, a decrease of $0.7 billion, or approximately 2%, compared to $32.0 billion at March 31, 2015. This decrease was primarily a result of net redemptions of $0.6 billion in our hedge funds and market depreciation of $0.4 billion. Offsetting this were increases from foreign exchange on our Euro-denominated CLOs of $0.4 billion. Commitments from CEMOF II do not increase Fee-earning AUM, as their fees have not yet commenced.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$4,698	$29,275	$33,973	$3,751	$31,504	$35,255
Commitments (1)	683	—	683	1,643	—	1,643
Capital Called, net (2)	(124)	202	78	(214)	336	122
Distributions (3)	17	(42)	(25)	94	(160)	(66)
Subscriptions, net of Redemptions (4)	—	(463)	(463)	—	(1,959)	(1,959)
Changes in CLO collateral balances (5)	—	611	611	—	352	352
Market Appreciation/(Depreciation) (6)	—	(44)	(44)	—	(866)	(866)
Foreign Exchange and other (7)	—	(109)	(109)	—	223	223
Balance, End of Period (8)	$5,274	$29,430	$34,704	$5,274	$29,430	$34,704

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund. Our hedge fund partnerships had outstanding gross redemption requests for $1.5 billion in the aggregate as of the beginning of the third quarter of 2016.

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

(8)
Ending balance is comprised of approximately $19.9 billion from our structured credit /other structured product funds, $5.8 billion in our hedge funds, $7.4 billion (including $5.3 billion of Available Capital) in our carry funds, and $1.6 billion from our business development companies.

Total AUM was $34.7 billion at June 30, 2016, an increase of $0.7 billion, or approximately 2%, compared to $34.0 billion at March 31, 2016. This increase was a result of new commitments of $0.7 billion primarily in CEMOF II and CSP IV, and a $0.6 billion increase to our CLO collateral balances. Offsetting this increase were net redemptions in our hedge funds of $0.5 billion, in addition to a $0.1 billion foreign exchange decrease in our Euro-denominated CLOs.
Total AUM was $34.7 billion at June 30, 2016, a decrease of $0.6 billion, or approximately 2%, compared to $35.3 billion at December 31, 2015. This decrease was primarily a result of net redemptions of $2.0 billion in our hedge funds and $0.9 billion of market depreciation driven by decreases in our hedge funds and $0.3 billion of depreciation (35%) attributable to CEMOF I. These were offset by inflows of $1.6 billion related to closings in CEMOF II and CSP IV, and increases in our CLO collateral balances of $0.4 billion.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of June 30, 2016, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of June 30, 2016			Inception to June 30, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,438.4	1.8x	17%	11%
CEMOF I	12/2010	$1,382.5	$1,200.6	$1,095.0	0.9x	(6)%	(11)%
CEMOF II (7)	2/2015	$2,773.0	$166.2	$173.8	1.0x	NM	NM

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

(7)	Returns are not considered meaningful, as the investment period commenced in February 2015 for CEMOF II.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2016
Global Market Strategies	(Reported in Local Currency, in Millions)
CEMOF I	$577.1	0.6x	0.9x	87%			100%	Dec-10	23	Dec-15
CSP II	$295.5	0.8x	1.8x	100%	X		80%	Dec-07	35	Jun-11
CEMOF II	$217.0	1.0x	1.0x	6%			100%	Dec-15	3	Feb-20
All Other Funds (8)	$767.1	1.0x	1.4x		NM	NM
Coinvestment and Other (9)	$275.9	0.7x	0.9x		NM	NM
Total Global Market Strategies	$2,132.6	0.7x	1.3x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

The Claren Road Master Fund, the ESG Cross Border Equity Master Fund Ltd., and the ESG Domestic Opportunity Master Fund Ltd. (our “reported hedge funds”), had AUM of approximately $1.4 billion, $1.6 billion, and $1.3 billion, respectively, as of June 30, 2016. The asset-weighted hedge fund performance of our reported hedge funds was +0.4% for the three months ended June 30, 2016 and -4.2% for the six months ended June 30, 2016. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$66.5	$61.5	$131.7	$127.8
Portfolio advisory fees, net	0.1	0.2	0.1	0.3
Transaction fees, net	—	—	—	0.3
Total fund level fee revenues	66.6	61.7	131.8	128.4
Performance fees
Realized	58.8	47.1	60.6	54.8
Unrealized	66.1	(43.1)	163.8	(29.0)
Total performance fees	124.9	4.0	224.4	25.8
Investment income (loss)
Realized	(9.5)	(3.4)	(7.3)	(89.8)
Unrealized	6.7	6.1	2.0	56.3
Total investment income (loss)	(2.8)	2.7	(5.3)	(33.5)
Interest	0.4	0.1	0.9	0.1
Other income	0.2	0.5	0.6	1.6
Total revenues	189.3	69.0	352.4	122.4
Segment Expenses
Compensation and benefits
Direct base compensation	18.0	17.5	38.2	36.0
Indirect base compensation	10.1	8.8	19.3	21.1
Equity-based compensation	7.0	6.3	13.2	13.4
Performance fee related
Realized	25.3	18.7	26.1	20.5
Unrealized	26.1	(7.7)	70.9	21.2
Total compensation and benefits	86.5	43.6	167.7	112.2
General, administrative, and other indirect expenses	18.6	20.8	33.5	35.4
Depreciation and amortization expense	1.5	1.0	3.0	1.9
Interest expense	4.0	2.6	8.0	5.3
Total expenses	110.6	68.0	212.2	154.8
Economic Net Income (Loss)	$78.7	$1.0	$140.2	$(32.4)
(-) Net Performance Fees	73.5	(7.0)	127.4	(15.9)
(-) Investment Income (Loss)	(2.8)	2.7	(5.3)	(33.5)
(+) Equity-based Compensation	7.0	6.3	13.2	13.4
(=) Fee Related Earnings	$15.0	$11.6	$31.3	$30.4
(+) Realized Net Performance Fees	33.5	28.4	34.5	34.3
(+) Realized Investment Loss	(9.5)	(3.4)	(7.3)	(89.8)
(=) Distributable Earnings	$39.0	$36.6	$58.5	$(25.1)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 and Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Distributable Earnings

Distributable earnings increased $2.4 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $83.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in distributable earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, June 30, 2015	$36.6	$(25.1)
Increases (decreases):
Increase in realized net performance fees	5.1	0.2
(Increase) decrease in realized investment loss	(6.1)	82.5
Increase in fee related earnings	3.4	0.9
Total increase	2.4	83.6
Distributable earnings, June 30, 2016	$39.0	$58.5

Realized Net Performance Fees. Realized net performance fees increased $5.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $0.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in realized net performance fees for the three months and six months ended June 30, 2016 as compared to the three months and six months ended June 30, 2015 is due to the increase in the number of realizations, primarily in our real estate funds, in the three months ended June 30, 2016. The majority of realized net performance fees were generated by the following funds for the three months and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
CEREP III	CRP VI	CEREP III	CRP VI
CRP III	CRP III	CRP III	CRP III
CRP VI		CRP VI

Realized Investment Income (Loss). Realized investment loss for the three months ended June 30, 2016 was $9.5 million as compared to realized investment loss of $3.4 million for the three months ended June 30, 2015, an increase of realized investment loss of $6.1 million. The increase in realized investment loss for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily relates to higher realized investment losses of $7.2 million recorded in the three months ended June 30, 2016 associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements), partially offset by gains on investments in our real estate funds.

Realized investment loss for the six months ended June 30, 2016 was $7.3 million as compared to realized investment loss of $89.8 million for the six months ended June 30, 2015, a decrease of realized investment loss of $82.5 million. The decrease in realized investment loss for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily relates to the realized investment loss recorded in the six months ended June 30, 2015 from our guarantee of liabilities of Carlyle Europe Real Estate Partners I, L.P. (“CEREP I”) associated with an adverse judgment in a French tax court proceeding of $80 million. See Note 10 to the unaudited condensed consolidated financial statements for additional information.

Fee Related Earnings

Fee related earnings increased $3.4 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $0.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in fee related earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, June 30, 2015	$11.6	$30.4
Increases (decreases):
Increase in fee revenues	4.9	3.4
Increase in direct and indirect base compensation	(1.8)	(0.4)
Decrease in general, administrative and other expenses	2.2	1.9
Increase in interest expense	(1.4)	(2.7)
All other changes	(0.5)	(1.3)
Total increase	3.4	0.9
Fee related earnings, June 30, 2016	$15.0	$31.3

Fee Revenues. Fee revenues increased $4.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $3.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Higher fund management fees	$5.0	$3.9
Lower transaction fees	—	(0.3)
Lower portfolio advisory fees	(0.1)	(0.2)
Total increase in fee revenues	$4.9	$3.4

The increase in fund management fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily reflects higher assets under management from additional commitments raised during 2015 and 2016 for our second power fund (“CPP II”), and our seventh U.S. real estate fund (“CRP VII”) as well as the activation of management fees in NGP XI. These increases in management fee basis are partially offset by a $0.7 million decrease in catch-up management fees from $6.1 million for the three months ended June 30, 2015 to $5.4 million for the three months ended June 30, 2016. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on our first international energy fund (“CIEP I”) and our seventh U.S. real estate fund (“CRP VII”).

The increase in fund management fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily reflects higher assets under management from additional commitments raised during 2015 and 2016 for CPP II, our seventh U.S. real estate fund (“CRP VII”), and CIEP I as well as the activation of management fees in NGP XI. These increases were partially offset by a $6.4 million decrease in catch-up management fees from $15.1 million for the six months ended June 30, 2015 to $8.6 million for the six months ended June 30, 2016. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on our first international energy fund (“CIEP I”) and our seventh U.S. real estate fund (“CRP VII”).

The weighted average management fee rate for funds in the investment period increased to 1.44% at June 30, 2016 from 1.36% at June 30, 2015 due primarily to NGP XI which has a higher management fee rate than our other funds in the original investment period. The total weighted average management fee increased to 1.24% at June 30, 2016 from 1.21% at June 30, 2015 mainly due to NGP XI.

Direct and indirect compensation expense. Direct and indirect compensation expense increased $1.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to increased headcount and higher compensation associated with fundraising activities for the three months ended June 30, 2016 related to CRP VII and CIEP I.

Direct and indirect compensation expense increased $0.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to increased headcount, partially offset by lower compensation associated with fundraising activities for the six months ended June 30, 2015 related to CRP VII and CIEP I.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $2.2 million and $1.9 million for the three months and six months ended June 30, 2016, respectively, as compared to the three months and six months ended June 30, 2015. The primary driver of the decrease was a decrease in professional fees and foreign currency gains recorded in the three months and six months ended June 30, 2016 as compared to foreign currency losses recorded in the three months and six months ended June 30, 2015.
Economic Net Income (Loss)
Economic net income (loss) increased $77.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $172.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in economic net income (loss) for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income (loss), June 30, 2015	$1.0	$(32.4)
Increases (decreases):
Increase in net performance fees	80.5	143.3
Decrease in investment income (loss)	(5.5)	28.2
(Increase) decrease in equity-based compensation	(0.7)	0.2
Increase in fee related earnings	3.4	0.9
Total increase	77.7	172.6
Economic net income (loss), June 30, 2016	$78.7	$140.2
Performance Fees. Performance fees (realized and unrealized) increased $120.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to CRP VII exceeding its performance threshold in 2016 and, therefore recognizing performance fees, performance fees generated by CRP V and the NGP funds, and insignificant performance fee reversals from our Legacy Energy funds and other Natural Resources funds in 2016 as compared to 2015. Performance fees (realized and unrealized) increased $198.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to CRP VII exceeding its performance threshold in 2016 and, therefore recognizing performance fees, and insignificant performance fee reversals from our Legacy Energy funds and Natural Resources funds in 2016 as compared to 2015.

Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Real Estate funds	$116.4	$25.4	$216.0	$92.5
Natural Resources funds	8.2	1.0	8.4	(7.9)
Legacy Energy funds	0.3	(22.4)	—	(58.8)
Total	$124.9	$4.0	$224.4	$25.8

The $124.9 million of performance fees for the three months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP V of $49.5 million,
•CRP VII of $32.0 million,
•CRP III of $15.0 million,
•CRP VI of $11.0 million,
•NGP XI of $6.9 million, and
•NGP X of $2.7 million.

The $4.0 million of performance fees for the three months ended June 30, 2015 was driven primarily by performance fees recognized from the following funds:

•CRP VI of $31.6 million,
•Energy III of $(13.6) million, and
•Energy IV of $(7.7) million.

The $224.4 million of performance fees for the six months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP V of $97.1 million,
•CRP VII of $55.9 million,
•CRP VI of $27.9 million,
•CRP III of $27.8 million,
•NGP XI of $6.9 million, and
•NGP X of $2.7 million.
The $25.8 million of performance fees for the six months ended June 30, 2015 was driven primarily by performance fees recognized from the following funds:
•CRP VI of $58.7 million,
•CRP V of $17.1 million, and
•Energy III of $(38.7) million.
Performance fees of $124.9 million and $4.0 million are inclusive of performance fees reversed of approximately $5.3 million and $34.9 million for the three months ended June 30, 2016 and 2015, respectively. Performance fees of $224.4 million million and $25.8 million are inclusive of performance fees reversed of approximately $6.2 million and $76.4 million for the six months ended June 30, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real Estate funds	8%	4%	16%	15%
Natural Resources funds	11%	—%	9%	1%
Legacy Energy funds	3%	(3)%	—%	(6)%
Total	7%	—%	9%	3%
Net performance fees for the three months ended June 30, 2016 were $73.5 million, representing an increase of $80.5 million from $(7.0) million in net performance fees for the three months ended June 30, 2015. Net performance fees for the six months ended June 30, 2016 were $127.4 million, representing an increase of $143.3 million from $(15.9) million in net performance fees for the six months ended June 30, 2015.
Total Investment Income (Loss). Total investment loss (realized and unrealized) for the three months ended June 30, 2016 was $2.8 million as compared to total investment income of $2.7 million for the three months ended June 30, 2015. The decrease in total investment income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to higher investment losses associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements). Additionally, total investment income includes investment gains of approximately $5.9 million associated with our investments in NGP for the three months ended June 30, 2016 as compared to approximately $0.3 million of investment losses associated with our investments in NGP for the three months ended June 30, 2015.
Total investment loss (realized and unrealized) for the six months ended June 30, 2016 was $5.3 million as compared to total investment loss of $33.5 million for the six months ended June 30, 2015. The decrease in total investment loss for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to approximately $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse judgment in a French tax court proceeding that was recorded in the six months ended June 30, 2015. See Note 10 to the unaudited condensed consolidated financial statements for additional information.
Equity-based Compensation. Equity-based compensation was $7.0 million for the three months ended June 30, 2016, an increase of $0.7 million from $6.3 million for the three months ended June 30, 2015.
Equity-based compensation was $13.2 million for the six months ended June 30, 2016, a decrease of $0.2 million from $13.4 million for the six months ended June 30, 2015.

Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of June 30,
	2016	2015
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,941	$6,977
Fee-earning AUM based on invested capital (2)	16,410	20,424
Fee-earning AUM based on net asset value	121	—
Fee-earning AUM based on lower of cost or fair value and other (3)	950	674
Total Fee-earning AUM (4)	$30,422	$28,075
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.21%
Funds in Investment Period	1.44%	1.36%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of June 30, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.4 billion in AUM and $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as the “NGP carry funds”), are managed by NGP Energy Capital Management. As of June 30, 2016, the NGP management fee funds and NGP carry funds had, in the aggregate, approximately $11.9 billion in AUM and $11.2 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,651	$27,587	$30,905	$28,351
Inflows, including Fee-paying Commitments (1)	646	1,024	975	2,198
Outflows, including Distributions (2)	(846)	(582)	(1,500)	(2,316)
Market Appreciation/(Depreciation) (3)	16	(5)	8	(7)
Foreign Exchange and other (4)	(45)	51	34	(151)
Balance, End of Period	$30,422	$28,075	$30,422	$28,075

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $30.4 billion at June 30, 2016, a decrease of $0.3 billion, or approximately 1%, compared to $30.7 billion at March 31, 2016. This decrease was driven by outflows of $0.8 billion, primarily related to distribution activity in our funds outside the original investment period. The decrease was partially offset by inflows of $0.6 billion, primarily related to new limited partner commitments in CPP II and purchases by funds outside the original investment period. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $30.4 billion at June 30, 2016, a decrease of $0.5 billion, or 2%, compared to $30.9 billion at December 31, 2015. The decrease is related to outflows of $1.5 billion primarily attributable to dispositions in various funds with fees based on invested capital. The decrease was partially offset by inflows of $1.0 billion, primarily related to new limited partner commitments in CPP II and purchases by funds outside the original investment period.
Fee-earning AUM was $30.4 billion at June 30, 2016, an increase of $2.3 billion, or 8%, compared to $28.1 billion at June 30, 2015. The increase is related to inflows of $7.2 billion, primarily due to limited partner capital commitments in CRP VII and CPP II, the change in management fee basis from invested equity to commitments in NGP XI, and purchases by several funds and external coinvestment vehicles outside their original investment period. This was partially offset by outflows of $4.8 billion, including dispositions in various funds with fees based on invested capital.
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

Total AUM as of and for the Three and Six Months Ended June 30, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$15,398	$21,272	$36,670	$15,861	$22,130	$37,991
Commitments (1)	385	—	385	416	—	416
Capital Called, net (2)	(1,505)	1,415	(90)	(2,084)	1,845	(239)
Distributions (3)	194	(1,203)	(1,009)	265	(2,192)	(1,927)
Market Appreciation/(Depreciation) (4)	—	1,614	1,614	—	1,247	1,247
Foreign Exchange and other (5)	(6)	(33)	(39)	8	35	43
Balance, End of Period	$14,466	$23,065	$37,531	$14,466	$23,065	$37,531

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $37.5 billion at June 30, 2016, an increase of $0.8 billion, or approximately 2%, compared to $36.7 billion at March 31, 2016. The increase was driven by new commitments of $0.4 billion and market appreciation of $1.6 billion. Carry fund market appreciation of 7% was driven by a 6% ($0.7 billion) increase in our private portfolio and a 12% ($0.4 billion) increase in our public portfolio. The carry funds driving appreciation for the period included $0.3 billion attributable to NGP X (16% appreciation), $0.2 billion attributable to NGP XI (27% appreciation), and $0.1 billion attributable to CRP V (10% appreciation). Also factoring into market appreciation for the period was appreciation in our NGP management fee funds. This increase was partially offset by distributions of $1.2 billion, of which $0.2 billion was recallable.
Total AUM was $37.5 billion at June 30, 2016, a decrease of $0.5 billion, or approximately 1%, compared to $38.0 billion at December 31, 2015. The decrease was driven by distributions of $2.2 billion, of which $0.3 billion was recallable, and net capital called of $0.2 billion. Partially offsetting this decrease were new commitments of $0.4 billion and market appreciation of $1.2 billion. Carry fund market appreciation of 9% was driven by a 5% ($0.7 billion) increase in our private portfolio and a 20% ($0.7 billion) increase in our public portfolio. The carry funds driving appreciation for the period included $0.2 billion attributable to CRP V (21% appreciation), $0.2 billion attributable to CRP VII (18% appreciation), and $0.2 billion attributable to NGP X (8% appreciation).
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2016, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of June 30, 2016					As of June 30, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,732.0	3.3x	44%	30%	$522.5	$1,732.0	3.3x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,832.8	1.5x	7%	4%	$874.7	$1,522.2	1.7x	11%
CRP V	11/2006	$3,000.0	$3,293.0	$5,404.1	1.6x	13%	9%	$2,855.7	$4,778.6	1.7x	14%
CRP VI	9/2010	$2,340.0	$2,073.6	$3,792.1	1.8x	33%	23%	$1,193.8	$2,409.8	2.0x	36%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100%)	(100%)	€777.8	€140.8	0.2x	(100%)
CEREP III	5/2007	€2,229.5	€2,011.2	€2,227.6	1.1x	2%	(1)%	€1,182.8	€1,544.9	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,288.9	1.2x	4%	1%	$421.8	$549.6	1.3x	4%
NGP X	1/2012	$3,586.0	$3,080.4	$3,420.3	1.1x	5%	2%	$522.3	$1,106.4	2.1x	59%
Energy II	7/2002	$1,100.0	$1,334.8	$3,155.2	2.4x	81%	55%	$1,046.1	$3,027.8	2.9x	91%
Energy III	10/2005	$3,800.0	$3,569.7	$5,313.7	1.5x	9%	7%	$2,308.7	$4,542.9	2.0x	18%
Energy IV	12/2007	$5,979.1	$6,168.3	$7,559.7	1.2x	8%	4%	$2,633.8	$4,660.9	1.8x	27%
Renew II	3/2008	$3,417.5	$2,849.3	$3,971.4	1.4x	9%	6%	$1,414.3	$2,224.1	1.6x	14%
All Other Funds(9)	Various		$2,939.5	$3,264.9	1.1x	4%	(1)%	$2,494.5	$2,787.3	1.1x	5%
Coinvestments and Other(10)	Various		$5,451.3	$8,631.7	1.6x	16%	12%	$3,291.7	$6,452.8	2.0x	23%
Total Fully Invested Funds			$37,273.6	$52,748.8	1.4x	12%	7%	$22,323.2	$38,434.3	1.7x	19%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$4,161.6	$1,622.9	$1,975.2	1.2x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$458.1	$614.5	1.3x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$1,111.2	$1,242.6	1.1x	NM	NM
CPP II (12)	6/2014	$1,526.9	$501.0	$479.6	1.0x	NM	NM
All Other Funds(11)	Various		$306.8	$334.8	1.1x	NM	NM
Total Funds in the Investment Period			$4,000.0	$4,646.6	1.2x	25%	9%	$—	$—	n/a	n/a
TOTAL Real Assets(13)			$41,273.7	$57,395.4	1.4x	12%	7%	$22,323.2	$38,434.3	1.7x	19%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP and CPI. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP and May 2016 for CPI.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, June 2014 for NGP XI and June 2014 for CPP II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of June 30, 2016
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$2,631.6	0.7x	1.2x	103%	(X)		80%	Feb-08	34	Dec-13
NGP X	$2,334.8	1.0x	1.1x	86%			80%	Jan-12	18	May-17
CRP VII	$1,987.2	1.2x	1.2x	39%	X		80%	Jun-14	9	Mar-19
Renew II	$1,954.7	1.2x	1.4x	83%	(X)		80%	Mar-08	34	May-14
CRP VI	$1,499.7	1.6x	1.8x	89%	X	X	50%	Mar-11	22	Mar-16
CRP V	$1,251.2	1.9x	1.6x	110%	X		50%	Nov-06	39	Nov-11
NGP XI	$1,241.3	1.1x	1.1x	21%	X		80%	Feb-15	6	Oct-19
CRP IV	$724.7	2.0x	1.5x	126%			50%	Jan-05	46	Dec-09
CEREP III	€617.8	0.8x	1.1x	90%			67%	Jun-07	37	May-11
CIP	$649.3	1.1x	1.2x	94%			80%	Oct-06	39	Sep-12
CIEP I	$597.9	1.3x	1.3x	18%			80%	Oct-13	11	Sep-19
CPP II	$490.5	1.0x	1.0x	33%			80%	Sep-14	8	Apr-21
Energy III	$474.6	0.3x	1.5x	94%	(X)		80%	Nov-05	43	Oct-11
CRP III	$368.2	109.2x	3.3x	93%	X	X	50%	Mar-01	62	May-05
All Other Funds(8)	$555.6	0.6x	1.3x		NM	NM
Coinvestment and Other(9)	$2,505.8	1.2x	1.6x		NM	NM
Total Real Assets(10)	$19,951.3	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

(8)
Aggregate includes the following funds: CRP I, CRP II, CRCP I, CPI, CEREP I, CEREP II, CAREP I, CAREP II, CPOCP I, NGP GAP, Energy I, Energy II and Renew I. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

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
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$34.2	$37.8	$70.6	$78.3
Portfolio advisory fees, net	—	—	—	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	34.2	37.8	70.6	78.3
Performance fees
Realized	4.2	4.8	6.4	8.2
Unrealized	15.0	43.7	26.7	90.7
Total performance fees	19.2	48.5	33.1	98.9
Investment income (loss)
Realized	—	—	—	0.1
Unrealized	—	(0.4)	(1.0)	0.2
Total investment income (loss)	—	(0.4)	(1.0)	0.3
Interest	0.1	0.1	0.2	0.1
Other income	0.1	0.3	0.2	0.7
Total revenues	53.6	86.3	103.1	178.3
Segment Expenses
Compensation and benefits
Direct base compensation	15.0	19.3	33.6	40.8
Indirect base compensation	3.1	3.3	5.9	6.9
Equity-based compensation	1.1	2.0	3.5	4.7
Performance fee related
Realized	3.7	4.3	5.4	6.5
Unrealized	11.2	41.3	23.0	85.6
Total compensation and benefits	34.1	70.2	71.4	144.5
General, administrative, and other indirect expenses	7.9	12.8	17.3	20.7
Depreciation and amortization expense	0.8	1.4	1.7	2.2
Interest expense	1.4	1.5	3.0	3.0
Total expenses	44.2	85.9	93.4	170.4
Economic Net Income	$9.4	$0.4	$9.7	$7.9
(-) Net Performance Fees	4.3	2.9	4.7	6.8
(-) Investment Income (Loss)	—	(0.4)	(1.0)	0.3
(+) Equity-based Compensation	1.1	2.0	3.5	4.7
(=) Fee Related Earnings	$6.2	$(0.1)	$9.5	$5.5
(+) Realized Net Performance Fees	0.5	0.5	1.0	1.7
(+) Realized Investment Income	—	—	—	0.1
(=) Distributable Earnings	$6.7	$0.4	$10.5	$7.3

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 and Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Distributable Earnings

Distributable earnings increased $6.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $3.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in distributable earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, June 30, 2015	$0.4	$7.3
Increases (decreases):
Decrease in realized net performance fees	—	(0.7)
Decrease in realized investment income	—	(0.1)
Increase in fee related earnings	6.3	4.0
Total increase	6.3	3.2
Distributable earnings, June 30, 2016	$6.7	$10.5

Realized Net Performance Fees. Realized net performance fees were flat for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased $0.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Substantially all of the realized net performance fees were from the AlpInvest fund of funds vehicles for both the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015.

Fee Related Earnings

Fee related earnings increased $6.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $4.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in fee related earnings for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, June 30, 2015	$(0.1)	$5.5
Increases (decreases):
Decrease in fee revenues	(3.6)	(7.7)
Decrease in direct and indirect base compensation	4.5	8.2
Decrease in general, administrative and other expenses	4.9	3.4
All other changes	0.5	0.1
Total increase	6.3	4.0
Fee related earnings, June 30, 2016	$6.2	$9.5

Fee Revenues. Total fee revenues decreased $3.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to redemptions from fund of hedge funds, lower management fees due to distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

Total fee revenues decreased $7.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to redemptions from fund of hedge funds, lower management fees due to distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $4.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to lower headcount in 2016.

Direct and indirect compensation expense decreased $8.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to lower headcount in 2016.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $4.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to lower foreign currency losses in 2016 and lower real estate costs.
General, administrative and other indirect expenses decreased $3.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to lower real estate and IT costs in 2016, partially offset by lower foreign currency gains in 2016 as compared to 2015.
Economic Net Income
Economic net income increased $9.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $1.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The following table provides the components of the change in economic net income for the three months and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income, June 30, 2015	$0.4	$7.9
Increases (decreases):
Increase (decrease) in net performance fees	1.4	(2.1)
Decrease in investment loss (income)	0.4	(1.3)
Decrease in equity-based compensation	0.9	1.2
Increase in fee related earnings	6.3	4
Total increase	9.0	1.8
Economic net income, June 30, 2016	$9.4	$9.7
Performance Fees. Performance fees (realized and unrealized) for the three months and six months ended June 30, 2016 and 2015 are from the following types of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Private Equity fund of funds	$20.0	$48.2	$33.4	$98.4
Hedge fund of funds	—	0.3	—	0.5
Real estate fund of funds	(0.8)	—	(0.3)	—
Performance fees	$19.2	$48.5	$33.1	$98.9
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest with respect to the historical investments and commitments to our fund of funds vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest with respect to commitments from the historical owners of AlpInvest for the period between 2011 and 2020 and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties).
The decrease in performance fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to lower appreciation in our AlpInvest fund of funds vehicles in 2016. Overall, our AlpInvest fund of funds vehicles appreciated 4% in the three months ended June 30, 2016 as compared to appreciation of 5% in the three months ended June 30, 2015.
The decrease in performance fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to lower appreciation in our AlpInvest fund of funds vehicles in 2016. Overall, our AlpInvest fund of funds vehicles appreciated 4% in the six months ended June 30, 2016 as compared to appreciation of 19% in the six months ended June 30, 2015.

The $19.2 million of performance fees for the three months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $9.8 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $4.0 million,
•Co-investment Fund & Secondaries Fund (2011-2013) of $2.2 million, and
•Partnership Fund (2013) of $1.9 million.
The $48.5 million of performance fees for the three months ended June 30, 2015 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $14.5 million,
•Partnership Fund (2008) of $4.7 million,
•Co-investment Fund & Secondaries Fund (2011-2013) of $3.5 million, and
•Partnership Fund (2007) of $3.5 million.

The $33.1 million of performance fees for the six months ended June 30, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $9.8 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $3.0 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $3.0 million, and
•Co-investment Fund & Secondaries Fund (2011-2013) of $2.2 million.
The $98.9 million of performance fees for the six months ended June 30, 2015 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $23.7 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $20.8 million, and
•Co-investment Fund & Secondaries Fund (2011-2013) of $9.1 million.
Performance fees of $19.2 million and $48.5 million are inclusive of performance fees reversed of approximately $4.6 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively. Performance fees of $33.1 million and $98.9 million are inclusive of performance fees reversed of approximately $1.9 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.
The appreciation in remaining value of our AlpInvest fund of funds vehicles for this segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
AlpInvest fund of funds	4%	5%	4%	19%
Net performance fees for the three months ended June 30, 2016 were $4.3 million, representing an increase of $1.4 million from $2.9 million in net performance fees for the three months ended June 30, 2015. Net performance fees for the six months ended June 30, 2016 were $4.7 million, representing a decrease of $2.1 million from $6.8 million in net performance fees for the six months ended June 30, 2015.

Equity-based Compensation. Equity-based compensation was $1.1 million for the three months ended June 30, 2016, a decrease of $0.9 million from $2.0 million for the three months ended June 30, 2015.
Equity-based compensation was $3.5 million for the six months ended June 30, 2016, a decrease of $1.2 million from $4.7 million for the six months ended June 30, 2015.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2016	2015
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$7,410	$8,662
Fee-earning AUM based on invested capital (2)	1,271	1,066
Fee-earning AUM based on net asset value	816	1,936
Fee-earning AUM based on lower of cost or fair market value	17,730	18,661
Total Fee-earning AUM	$27,227	$30,325

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.
The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,181	$30,472	$28,191	$33,082
Inflows, including Fee-paying Commitments (1)	793	1,555	2,580	3,725
Outflows, including Distributions (2)	(2,174)	(2,483)	(2,674)	(4,167)
Subscriptions, net of Redemptions (3)	(736)	(104)	(1,002)	(115)
Market Appreciation/(Depreciation) (4)	(179)	(92)	(322)	(26)
Foreign Exchange and other (5)	(658)	977	454	(2,174)
Balance, End of Period	$27,227	$30,325	$27,227	$30,325

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

(3)
Represents subscriptions and redemptions in our fund of hedge funds vehicles. Our fund of hedge funds vehicles at DGAM, which are currently in the process of winding-down, had approximately $0.8 billion of AUM at June 30, 2016.

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

Fee-earning AUM was $27.2 billion at June 30, 2016, a decrease of $3.0 billion, or approximately 10%, compared to $30.2 billion at March 31, 2016. This was driven by outflows of $2.2 billion, primarily in our AlpInvest fund of funds vehicles, net redemptions in our DGAM fund of hedge funds vehicles of $0.7 billion, and foreign exchange loss of $0.7 billion in our Euro-denominated AlpInvest fund of funds vehicles. This was partially offset by inflows of $0.8 billion, due to activation of previously raised mandates in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $27.2 billion at June 30, 2016, a decrease of $1.0 billion, or approximately 4%, compared to $28.2 billion at December 31, 2015. This was driven by outflows of $2.7 billion, primarily in our AlpInvest fund of funds vehicles, net redemptions in our DGAM fund of hedge funds vehicles of $1.0 billion, and market depreciation of $0.3 billion primarily in our AlpInvest fund of funds vehicles. This was partially offset by inflows of $2.6 billion, due to activation of previously raised mandates in our AlpInvest vehicles.
Fee-earning AUM was $27.2 billion at June 30, 2016, a decrease of $3.1 billion, or approximately 10%, compared to $30.3 billion at June 30, 2015. This decrease was a result of outflows of $5.9 billion from our Alpinvest and Metropolitan fund of funds vehicles outside of the commitment fee period, net redemptions in our DGAM fund of hedge funds vehicles of $1.1 billion, and market depreciation of $0.5 billion primarily in our AlpInvest fund of funds vehicles. This was offset by inflows of $4.5 billion primarily in our AlpInvest fund of funds vehicles.

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
Total AUM as of and for the Three and Six Month Period Ended June 30, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$13,344	$32,959	$46,303	$14,193	$32,012	$46,205
Commitments (1)	2,205	—	2,205	2,422	—	2,422
Capital Called, net (2)	(758)	685	(73)	(2,106)	1,952	(154)
Distributions (3)	112	(2,327)	(2,215)	189	(3,751)	(3,562)
Subscriptions, net of Redemptions (4)	—	(736)	(736)	—	(1,062)	(1,062)
Market Appreciation/(Depreciation) (5)	—	1,204	1,204	—	1,265	1,265
Foreign Exchange and other (6)	(143)	(816)	(959)	62	553	615
Balance, End of Period	$14,760	$30,969	$45,729	$14,760	$30,969	$45,729

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of March 31, 2016) as provided by their general partners, plus the net cash flows since the latest valuation, up to June 30, 2016.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $45.7 billion at June 30, 2016, a decrease of $0.6 billion, compared to $46.3 billion at March 31, 2016. This decrease was driven by distributions of $2.3 billion primarily in our AlpInvest fund of funds vehicles, of which $0.1 billion was recallable, foreign exchange loss of $1.0 billion in our Euro-denominated AlpInvest fund of funds vehicles, and net redemptions of $0.7 billion in our fund of hedge funds vehicles. Offsetting the decrease were commitments of $2.2 billion and market appreciation of $1.2 billion (4% appreciation), both primarily in our AlpInvest fund of funds vehicles.
Total AUM was $45.7 billion at June 30, 2016, a decrease of $0.5 billion, compared to $46.2 billion at December 31, 2015. This decrease was driven by distributions of $3.8 billion primarily in our AlpInvest fund of funds vehicles, of which $0.2 billion was recallable, and net redemptions of $1.1 billion in our fund of hedge funds vehicles. Offsetting the decrease were commitments of $2.4 billion, market appreciation of $1.3 billion (4% appreciation), and foreign exchange gain of $0.6 billion, all primarily in our AlpInvest fund of funds vehicles.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2016, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of June 30, 2016
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,386.5	€7,205.6	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,970.6	€7,763.7	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,992.0	€19,811.9	1.5x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,538.0	€6,319.9	1.4x	15%	14%
Main Fund V - Fund Investments	2012	€5,080.0	€2,510.8	€2,747.2	1.1x	7%	6%
Main Fund I - Secondary Investments	2002	€519.4	€496.2	€939.0	1.9x	58%	55%
Main Fund II - Secondary Investments	2003	€998.4	€1,038.9	€1,891.3	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,401.4	€3,544.1	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,954.7	€3,144.1	1.6x	19%	18%
Main Fund II - Co-Investments	2003	€1,090.0	€931.5	€2,574.4	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,895.4	€3,892.7	1.3x	5%	4%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,396.3	€3,158.9	2.3x	23%	21%
Main Fund V - Co-Investments	2012	€1,122.2	€1,050.1	€2,073.9	2.0x	37%	34%
Main Fund II - Mezzanine Investments	2004	€700.0	€782.0	€1,057.4	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,021.4	€2,660.9	1.3x	10%	9%
All Other Funds (9)	Various		€1,944.5	€2,685.2	1.4x	15%	12%
Total Fully Committed Funds			€46,310.2	€71,470.2	1.5x	12%	12%
Funds in the Commitment Period (5)
Main Fund VI - Fund Investments (10)	2015	€1,106.4	€75.6	€65.3	0.9x	NM	NM
Main Fund V - Secondary Investments	2011	€4,271.2	€3,166.8	€4,334.5	1.4x	22%	20%
Main Fund VI - Co-Investments	2014	€1,115.0	€635.8	€732.1	1.2x	19%	15%
All Other Funds (9)	Various		€375.2	€417.9	1.1x	13%	9%
Total Funds in the Commitment Period			€4,253.3	€5,549.8	1.3x	22%	19%
TOTAL INVESTMENT SOLUTIONS			€50,563.5	€77,020.0	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$55,988.9	$85,284.0	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of June 30, 2016, these excluded investments represent $0.5 billion of AUM at AlpInvest and $1.8 billion of AUM at Metropolitan.

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

(10)	Returns are not considered meaningful as the commitment period commenced in 2015 for Main Fund VI - Fund Investments.

(11)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of June 30, 2016. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.
Cash and cash equivalents. Cash and cash equivalents were approximately $807.3 million at June 30, 2016. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $62.6 million at June 30, 2016. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $811 million as of June 30, 2016. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.59% at June 30, 2016).
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
Our balance sheet at June 30, 2016 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility.
CLO Term Loan. On October 3, 2013, the Partnership borrowed €12.6 million ($13.9 million at June 30, 2016) under a new term loan and security agreement with a financial institution. Interest on the term loan accrues at EURIBOR plus 1.75% (1.75% at June 30, 2016). The Partnership may prepay the facility in whole or in part at any time without penalty. The facility is scheduled to mature on the earlier of five years after closing or the date that the CLO is dissolved. The facility is secured by the Partnership’s investment in the CLO.

CLO 2016-2 Retention Term Loan. On June 7, 2016, the Partnership borrowed $20.6 million under a term loan and security agreement with a financial institution. Proceeds from the loan were used to fund the Partnership's investment in a CLO. Interest on the term loan accrues at the weighted average rate of the the underlying senior notes issued by the CLO (approximately 2.59% at June 30, 2016). The Partnership may prepay the term loan in whole or in part at any time without penalty. The term loan is scheduled to mature on the earlier of July 15, 2027 or the date that the CLO is dissolved. The term loan is secured by the Partnership's investment in the CLO, has a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity.
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

In March 2014, Carlyle Holdings II Finance L.L.C. issued $200.0 million of 5.625% Senior Notes due March 30, 2043 at 104.315% of par. These notes were issued as additional 5.625% Senior Notes due March 30, 2043 and are treated as a single class with the already outstanding $400.0 million aggregate principal amount of these senior notes.
Promissory Note. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.13% at June 30, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022.
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
Loans Payable of a Consolidated Real Estate VIE. Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of June 30, 2016, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.

Realized performance fee revenue. Another source of liquidity we may use to meet our capital needs is the realized performance fee revenue generated by our investment funds. Carried interest is generally realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. For certain funds, carried interest is realized once all invested capital and expenses have been returned to the fund's investors and the fund's cumulative returns are in excess of the preferred return. Incentive fees earned on hedge fund structures are realized at the end of each fund's measurement period. Incentive fees earned on our CLO vehicles generally are paid upon the dissolution of such vehicles.

Our accrued performance fees by segment as of June 30, 2016, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$1,778.1	$(3.6)	$1,774.5
Global Market Strategies	65.2	—	65.2
Real Assets	474.1	(219.2)	254.9
Investment Solutions	549.7	—	549.7
Total	$2,867.1	$(222.8)	$2,644.3
Plus: Accrued performance fees from NGP			9.7
Less: Accrued performance fee-related compensation			(1,442.3)
Plus: Receivable for giveback obligations from current and former employees			5.5
Less: Deferred taxes on accrued performance fees			(96.8)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			121.2
Net accrued performance fees excluding compensation and non-controlling interests			1,241.6
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(26.0)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,215.6
As of June 30, 2016, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$903.7
Growth Capital	46.4
Total Corporate Private Equity	950.1
Real Assets:
Real Estate	242.4
Natural Resources	17.7
Legacy Energy	(76.3)
Total Real Assets	183.8
Global Market Strategies	35.7
Investment Solutions and other non-carry funds	46.0
Net accrued performance fees attributable to Carlyle Holdings	$1,215.6
Realized investment income. Another source of liquidity we may use to meet our capital needs is the realized investment income generated by our equity method investments and other principal investments. Investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to Carlyle Holdings (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

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
Distributions. With respect to distribution year 2016, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $75.0 million, or $0.89 per common unit, consisting of (i) $0.63 per common unit in respect of the second quarter of 2016, which is payable on August 24, 2016 to common unitholders of record on August 15, 2016, and (ii) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016.
With respect to distribution year 2015, through August 2015, we paid cumulative distributions of approximately $95.0 million to common unitholders, consisting of $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015, and $0.89 per common unit in respect of the second quarter of 2015, which was paid in August 2015.

Distributions to common unitholders paid during the six months ended June 30, 2016 totaled $45.0 million, representing the amount paid in March 2016 of $0.29 per common unit in respect of the fourth quarter of 2015 and the amount paid in May 2016 of $0.26 per common unit in respect of the first quarter of 2016. Distributions to common unitholders paid during the six months ended June 30, 2015 totaled $134.6 million, representing the amount paid in March 2015 of $1.61 per common unit in respect of the fourth quarter of 2014 and the amount paid in May 2015 of $0.33 per common unit in respect of the first quarter of 2015.
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
Fund commitments. Generally, we intend to have Carlyle commit to fund approximately 1% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. As discussed in “U.S. Risk Retention Rules” later in this section, we anticipate that our future investments in CLOs will increase as a result of the U.S. Risk Retention Rules.

Since our inception through June 30, 2016, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, advisors and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2016, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,902.8	$1,755.1	$3,657.9
Global Market Strategies	1,199.6	471.6	1,671.2
Real Assets	878.3	654.4	1,532.7
Investment Solutions	35.7	93.7	129.4
Total	$4,016.4	$2,974.8	$6,991.2
A substantial majority of these investments have been funded by, and a substantial majority of the remaining commitments are expected to be funded by, senior Carlyle professionals, advisors and other professionals through our internal co-investment program. Of the $3.0 billion of unfunded commitments, approximately $2.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.
Investments as of June 30, 2016 consist of the following (dollars in millions):

Investments	$1,099.0
Less: Amounts attributable to non-controlling interests in consolidated entities	(271.4)
Less: Strategic equity method investments in NGP Management	(429.2)
Less: Investment in NGP Management (accrued performance fees)	(9.7)
Investments excluding non-controlling interests and NGP	388.7
Plus: investments in Consolidated Funds, eliminated in consolidation	120.3
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$509.0
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of the repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the six months ended June 30, 2016, we have paid an aggregate of $36.2 million to repurchase and retire 2,252,381 units (excluding $0.5 million and 32,300 units that were pending settlement at June 30, 2016) with the majority of the repurchases done via open market transactions.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below. As discussed in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on January 1, 2016, the Partnership adopted ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides a revised consolidation model for all reporting entities to use in evaluating whether to consolidate certain types of legal entities. As a result, the Partnership deconsolidated the majority of the Partnership's consolidated funds on January 1, 2016.

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(394.0)	$3,297.0
Net cash used in investing activities	(2.0)	(699.8)
Net cash provided by (used in) financing activities	209.8	(2,583.1)
Effect of foreign exchange rate changes	2.0	(40.0)
Net change in cash and cash equivalents	$(184.2)	$(25.9)
Net Cash (Used in) Provided by Operating Activities. Net cash (used in) provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance fees, the related non-cash performance fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
The net cash used in operating activities for the six months ended June 30, 2016 primarily reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2016, purchases of investments by the Consolidated Funds were $1,310.5 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $466.6 million. For the six months ended June 30, 2015, purchases of investments by the Consolidated Funds were $4,236.0 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $4,925.9 million.
Besides the investment activity of our Consolidated Funds, operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the six months ended June 30, 2016 and 2015, net cash provided by operating activities primarily includes the receipt of management fees and realized performance fees, totaling approximately $1.1 billion and $1.5 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative and other expenses of approximately $0.7 billion and $1.1 billion for the six months ended June 30, 2016 and 2015, respectively.
Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. However, investment purchases were greater than investment proceeds for the six months ended June 30, 2016 primarily due to the initial purchase of Corporate treasury investments. During the six months ended June 30, 2016, investment proceeds were $133.3 million while investment purchases were $162.9 million. During the six months ended June 30, 2015, investment proceeds were $330.5 million as compared to purchases of $35.1 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the six months ended June 30, 2016, cash used in investing activities principally reflects purchases of fixed assets, partially offset by a change in restricted cash balances. Purchases of fixed assets were $8.4 million and $43.9 million for the six months ended June 30, 2016 and 2015, respectively.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented.
Distributions to our common unitholders were $45.0 million and $134.6 million for the six months ended June 30, 2016 and 2015, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $148.4 million and $485.5 million for the six months ended June 30, 2016 and 2015, respectively. The net borrowings on loans payable by our Consolidated Funds during the six months ended June 30, 2016 and 2015 were $412.3 million and $314.2 million, respectively.

For the six months ended June 30, 2016 and 2015, contributions from non-controlling interest holders were $71.6 million and $1,353.8 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2016 and 2015, distributions to non-controlling interest holders were $61.3 million and $2,641.9 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $9.6 billion at June 30, 2016, a decrease of $22.6 billion from December 31, 2015. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds, cash and cash equivalents held at Consolidated Funds, and due from affiliates and other receivables of Consolidated Funds, net, of $20.6 billion, $1.2 billion, and $0.7 billion, respectively, primarily due to the adoption of the revised consolidation guidance (See Note 2). Cash and cash equivalents were approximately $0.8 billion at June 30, 2016 and $1.0 billion at December 31, 2015.
Total liabilities were $7.8 billion at June 30, 2016, a decrease of $15.5 billion from December 31, 2015. The decrease in liabilities was primarily attributable to a decrease in loans payable of Consolidated Funds of $13.8 billion and a decrease in other liabilities of Consolidated Funds of $1.5 billion from December 31, 2015 to June 30, 2016, primarily due to the adoption of the revised consolidation guidance (see Note 2).
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. For example, as previously discussed, the CLO 2016-2 Retention Term Loan is secured by the Partnership's investment in the CLO, has a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity. The assets and liabilities of the consolidated real estate VIE are also held in separate legal entities; we have not guaranteed or assumed any obligation for repayment of its liabilities nor are its assets available to meet our liquidity requirements.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2016, our total assets were $5.9 billion, including cash and cash equivalents of $807.3 million and accrued performance fees of $2.9 billion.

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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2016 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	July 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$—	$13.9	$25.0	$1,240.6	$1,279.5
Interest payable(b)	29.9	128.8	142.5	817.1	1,118.3
Contingent cash consideration(c)	19.4	56.9	38.5	38.4	153.2
Operating lease obligations(d)	27.4	100.3	81.7	292.9	502.3
Capital commitments to Carlyle funds(e)	2,974.8	—	—	—	2,974.8
Tax receivable agreement payments(f)	—	10.9	11.9	115.2	138.0
Loans payable of Consolidated Funds(g)	36.9	146.2	246.0	3,585.4	4,014.5
Loans payable of a consolidated real estate VIE(h)	30.9	58.0	58.3	90.1	237.3
Unfunded commitments of the CLOs(i)	0.3	—	—	—	0.3
Consolidated contractual obligations	3,119.6	515.0	603.9	6,179.7	10,418.2
Loans payable of Consolidated Funds(g)	(36.9)	(146.2)	(246.0)	(3,585.4)	(4,014.5)
Loans payable of a consolidated real estate VIE(h)	(30.9)	(58.0)	(58.3)	(90.1)	(237.3)
Capital commitments to Carlyle funds(e)	(2,620.2)	—	—	—	(2,620.2)
Unfunded commitments of the CLOs(i)	(0.3)	—	—	—	(0.3)
Carlyle Operating Entities contractual obligations	$431.3	$310.8	$299.6	$2,504.2	$3,545.9

(a)
The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility, which is May 5, 2020. The term loan entered into during 2013 related to an investment in a CLO and matures on the earlier of 2018 or the date that the CLO is dissolved. The term loan entered into during 2016 related to CLO 2016-2 and matures on the earlier of 2027 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLOs do not dissolve prior to 2018 or 2027, respectively.

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 2.21% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), approximately 1.75% on $13.9 million of our CLO term loan, approximately 2.59% on $20.6 million of our CLO 2016-2 retention term loan, and approximately 3.13% on $120.0 million of our NGP earnout note. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 5 and Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $1.9 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate.

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

(e)
These obligations represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.0 billion of unfunded commitments, approximately $2.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Partnership.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2016, at spreads to market rates pursuant to the debt agreements, and range from 0.87% to 8.23%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of

June 30, 2016, at spreads to market rates pursuant to the loan agreements, and range from 18.1% to 24.2%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of March 31, 2016.

(i)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $21.2 million at June 30, 2016 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $20.0 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in and fundings for the benefit of Urbplan. From 2013 through June 30, 2016, $355.7 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $108.2 million of the $355.7 million and the remaining $247.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended June 30, 2016, $19.3 million was funded to Urbplan, of which we funded $18.5 million and the senior Carlyle professionals funded $0.8 million indirectly through us.
From April 2013 through June 30, 2016, the Partnership's cumulative investment losses related to Urbplan totaled $61.0 million, all of which are realized losses.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership may provide additional capital funding directly or indirectly to Urbplan in the future. Urbplan continues to seek capital funding from unaffiliated parties and seeks to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership will continue to provide financial support will be based on the circumstances at the time, including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, the Partnership estimates that Urbplan may require up to $45 million of funding over the next twelve months.

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

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of June 30, 2016 is

$387.5 million versus the liabilities recognized on the balance sheet of $103.1 million. Based on the historical and projected performance of our acquisitions, the Partnership believes that approximately $234.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
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
U.S. Risk Retention Rules
The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). The U.S. Risk Retention Rules become effective on December 24, 2016 and apply to sponsors of CLOs issued thereafter. As a sponsor of CLOs issued in Europe, we currently comply with similar risk retention rules that have been in place since 2014. To comply with the U.S. Risk Retention Rules, we expect that we will contribute approximately $750 million to new CLOs issued over the next five years. Our contribution to the new CLOs will be funded through a variety of sources, including direct funding from the Partnership, funding from senior Carlyle professionals, and limited recourse borrowing. The allocation of funding sources, and therefore the amount of capital required from the Partnership, will be determined in the future.
For additional information related to the U.S. Risk Retention Rules, see “—Regulatory changes in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” within Item 1A of our 2015 Annual Report on Form 10-K.
Guarantees
See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of June 30, 2016.

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

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2015 through June 30, 2016 is as follows:

	Units as of December 31, 2015	Units Issued - DRU Vesting	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of June 30, 2016
The Carlyle Group L.P. common units	80,408,702	3,048,230	—	243,017	(2,152,381)	81,547,568
Carlyle Holdings partnership units	243,619,604	—	(391,533)	(243,017)	(100,000)	242,885,054
Total	324,028,306	3,048,230	(391,533)	—	(2,252,381)	324,432,622
The Carlyle Group L.P. common units issued during the period from December 31, 2015 through June 30, 2016 relate to the vesting of the Partnership’s deferred restricted common units during the six months ended June 30, 2016. Further, The Carlyle Group L.P. common units in the table above includes 38,911 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP for common units on a one-for-one basis.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2015 through June 30, 2016 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2015 through June 30, 2016 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.
The total units as of June 30, 2016 as shown above exclude approximately 3.6 million common units in connection with the vesting of deferred restricted common units subsequent to June 30, 2016 that will participate in the unitholder distribution that will be paid in August 2016 and include 32,300 common units repurchased that are pending settlement as of June 30, 2016.

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
There was no material change in our market risks during the three months ended June 30, 2016. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended June 30, 2016 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
April 1, 2016 to April 30, 2016 (1)(2)	131,384	$16.02	131,384	$191.8

May 1, 2016 to May 31, 2016 (1)(2)	1,308,347	$16.31	1,308,347	$170.4

June 1, 2016 to June 30, 2016 (1)(2)(3)	412,131	$16.07	412,131	$163.8
Total	1,851,862		1,851,862

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

(2)
For the periods from April 1, 2016 to April 30, 2016, May 1, 2016 to May 31, 2016, and June 1, 2016 to June 30, 2016, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during these periods were subsequently retired.

(3)	The total number of units purchased shown in columns (a) and (c) in the table above excludes 32,300 common units that were pending settlement at June 30, 2016.

Item 3.         Defaults Upon Senior Securities
Not applicable.

Item 4.         Mine Safety Disclosures
Not applicable.

Item 5.         Other Information

From December 1, 2015 until August 1, 2016, a foreign affiliate of Ernst & Young LLP (“EY”), which like EY is a member firm of Ernst & Young Global Limited, was engaged to perform certain accounting and bookkeeping services (the “Services”) for certain subsidiaries of a recently acquired portfolio investment (the “Portfolio Company”) of one of the funds (the “Fund”) of The Carlyle Group L.P. (“Carlyle”). Both the Fund and the Portfolio Company that was purchased by the Fund on March 9, 2016, are controlled affiliates of Carlyle. The provision of the Services to the Portfolio Company was not subject to Rule 2-01 of Regulation S-X and the rules of the Public Company Accounting Oversight Board (“PCAOB”) before the Portfolio Company acquisition by the Fund. However, after the Portfolio Company acquisition, provision of the Services by EY’s foreign affiliate (principally those involving management and bookkeeping functions of the portfolio company) were inconsistent with the auditor independence standards of Regulation S-X and the PCAOB relative to EY’s audits of Carlyle’s consolidated financial statements and its internal control over financial reporting.

Since identification of the Services, the management functions provided to the Portfolio Company by EY’s foreign affiliate have been transitioned as of August 1, 2016 to the Portfolio Company, and the transition of the remaining bookkeeping services will be completed by the end of September 2016. None of the professionals who provided the Services to the Portfolio Company are members of the EY audit engagement team that audits Carlyle’s consolidated financial statements or its internal control over financial reporting. Additionally, (i) the Fund’s determination of the fair value of the Portfolio Company investment did not require reliance on the Services, (ii) the fair value of the Portfolio Company investment is less than 1% of the total fair value of Carlyle’s invested capital as of June 30, 2016, (iii) the fair value of the Portfolio Company investment as of June 30, 2016 has no impact on the determination of management fees Carlyle received from the Fund, (iv) the Fund is not yet generating any performance fee revenue for Carlyle and (v) the Portfolio Company is audited by an accounting firm that is not affiliated with EY.

After careful consideration of the facts and circumstances and the applicable independence rules, EY has concluded that (i) the aforementioned matters do not impair EY’s ability to exercise objective and impartial judgment in connection with its audits of Carlyle’s consolidated financial statements or its internal control over financial reporting and (ii) a reasonable investor with knowledge of all relevant facts and circumstances would conclude that EY has been and is capable of exercising objective and impartial judgment on all issues encompassed within its audits and interim reviews of Carlyle’s consolidated financial statements and its internal control over financial reporting. After considering these matters, Carlyle’s management and the Audit Committee of its Board of Directors concur with EY’s conclusions.

Item 6.         Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: August 3, 2016	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

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