Form 10-Q
period 2016-09-30
Carlyle Group L.P.
filed 2016-11-03
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s common units representing limited partner interests outstanding as of October 28, 2016 was 84,578,736.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies and other non-historical statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2016, as updated from time to time by our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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

PART I – FINANCIAL INFORMATION

Item1.         Financial Statements
The Carlyle Group L.P.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$1,043.3	$991.5
Cash and cash equivalents held at Consolidated Funds	174.1	1,612.7
Restricted cash	16.9	18.9
Restricted cash and securities of Consolidated Funds	—	18.4
Corporate treasury investments	95.1	—
Accrued performance fees	2,776.6	2,988.6
Investments	1,118.5	885.9
Investments of Consolidated Funds	3,390.9	23,998.8
Due from affiliates and other receivables, net	203.3	195.3
Due from affiliates and other receivables of Consolidated Funds, net	36.9	765.3
Receivables and inventory of a consolidated real estate VIE	131.6	143.6
Fixed assets, net	101.5	110.9
Deposits and other	39.9	49.0
Other assets of a consolidated real estate VIE	41.3	47.6
Intangible assets, net	106.6	135.7
Deferred tax assets	227.1	219.4
Total assets	$9,503.6	$32,181.6
Liabilities and partners’ capital
Debt obligations	$1,277.2	$1,135.7
Loans payable of Consolidated Funds	3,272.0	17,064.7
Loans payable of a consolidated real estate VIE at fair value (principal amount of $148.2 million and $125.6 million as of September 30, 2016 and December 31, 2015, respectively)	88.9	75.4
Accounts payable, accrued expenses and other liabilities	396.4	463.8
Accrued compensation and benefits	1,857.5	1,953.2
Due to affiliates	222.8	245.9
Deferred revenue	199.6	40.9
Deferred tax liabilities	88.0	103.5
Other liabilities of Consolidated Funds	200.3	1,838.6
Other liabilities of a consolidated real estate VIE	98.3	84.4
Accrued giveback obligations	224.4	252.0
Total liabilities	7,925.4	23,258.1
Commitments and contingencies
Redeemable non-controlling interests in consolidated entities	6.2	2,845.9
Partners’ capital (common units 84,578,736 and 80,408,702 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	438.7	485.9
Accumulated other comprehensive loss	(86.0)	(90.1)
Partners’ capital appropriated for Consolidated Funds	—	120.8
Non-controlling interests in consolidated entities	201.2	4,493.8
Non-controlling interests in Carlyle Holdings	1,018.1	1,067.2
Total partners’ capital	1,572.0	6,077.6
Total liabilities and partners’ capital	$9,503.6	$32,181.6
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Fund management fees	$255.1	$278.3	$817.1	$830.1
Performance fees
Realized	383.4	329.2	905.1	1,251.0
Unrealized	(168.7)	(575.8)	(334.3)	(629.7)
Total performance fees	214.7	(246.6)	570.8	621.3
Investment income (loss)
Realized	40.7	12.5	92.2	24.2
Unrealized	29.8	(22.0)	34.0	(17.7)
Total investment income (loss)	70.5	(9.5)	126.2	6.5
Interest and other income	5.3	5.0	15.0	15.9
Interest and other income of Consolidated Funds	43.0	259.4	107.8	742.7
Revenue of a consolidated real estate VIE	18.7	10.9	61.5	73.9
Total revenues	607.3	297.5	1,698.4	2,290.4
Expenses
Compensation and benefits
Base compensation	154.3	163.5	470.5	472.2
Equity-based compensation	81.4	86.8	265.8	291.0
Performance fee related
Realized	189.0	155.2	423.0	561.7
Unrealized	(78.1)	(228.1)	(146.1)	(146.2)
Total compensation and benefits	346.6	177.4	1,013.2	1,178.7
General, administrative and other expenses	188.9	289.6	362.6	539.2
Interest	15.6	14.5	46.3	43.6
Interest and other expenses of Consolidated Funds	32.3	296.9	87.3	791.7
Interest and other expenses of a consolidated real estate VIE	82.1	26.8	157.9	124.4
Other non-operating expenses (income)	(3.7)	(9.9)	0.8	(11.7)
Total expenses	661.8	795.3	1,668.1	2,665.9
Other income (loss)
Net investment gains (losses) of Consolidated Funds	4.8	(31.3)	3.1	935.8
Income (Loss) before provision for income taxes	(49.7)	(529.1)	33.4	560.3
Provision (benefit) for income taxes	1.0	(4.1)	32.7	12.4
Net income (loss)	(50.7)	(525.0)	0.7	547.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(29.1)	(152.4)	(29.8)	657.5
Net income (loss) attributable to Carlyle Holdings	(21.6)	(372.6)	30.5	(109.6)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(22.4)	(288.7)	15.2	(95.8)
Net income (loss) attributable to The Carlyle Group L.P.	$0.8	$(83.9)	$15.3	$(13.8)
Net income (loss) attributable to The Carlyle Group L.P. per common unit (see Note 14)
Basic	$0.01	$(1.05)	$0.19	$(0.19)
Diluted	$(0.02)	$(1.11)	$0.08	$(0.28)
Weighted-average common units
Basic	83,602,503	78,849,332	82,062,633	72,812,892
Diluted	312,534,968	301,558,908	306,981,103	299,143,320
Distributions declared per common unit	$0.63	$0.89	$1.18	$2.83
Substantially all revenue is earned from affiliates of the Partnership. See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(50.7)	$(525.0)	$0.7	$547.9
Other comprehensive income (loss)
Foreign currency translation adjustments	5.9	156.8	(11.3)	(734.8)
Cash flow hedges
Reclassification adjustment for loss included in interest expense	0.6	0.7	1.8	1.7
Defined benefit plans
Unrealized gain (loss) for the period	0.4	(0.9)	0.9	0.1
Less: reclassification adjustment for loss during the period, included in base compensation expense	0.1	—	0.1	0.2
Other comprehensive income (loss)	7.0	156.6	(8.5)	(732.8)
Comprehensive income (loss)	(43.7)	(368.4)	(7.8)	(184.9)
Comprehensive (income) loss attributable to partners’ capital appropriated for Consolidated Funds	—	(35.3)	—	26.5
Comprehensive (income) loss attributable to non-controlling interests in consolidated entities	46.2	(104.5)	71.0	(263.5)
Comprehensive (income) loss attributable to redeemable non-controlling interests in consolidated entities	(0.2)	128.7	(0.1)	214.5
Comprehensive income (loss) attributable to Carlyle Holdings	2.3	(379.5)	63.1	(207.4)
Comprehensive (income) loss attributable to non-controlling interests in Carlyle Holdings	4.7	293.9	(39.2)	175.5
Comprehensive income (loss) attributable to The Carlyle Group L.P.	$7.0	$(85.6)	$23.9	$(31.9)
See accompanying notes.

The Carlyle Group L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$0.7	$547.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52.6	281.7
Equity-based compensation	265.8	291.0
Excess tax benefits related to equity-based compensation	—	(1.4)
Non-cash performance fees	108.0	601.0
Other non-cash amounts	(19.2)	41.8
Consolidated Funds related:
Realized/unrealized gain on investments of Consolidated Funds	(45.0)	(770.6)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	43.8	(197.0)
Purchases of investments by Consolidated Funds	(1,707.8)	(7,577.3)
Proceeds from sale and settlements of investments by Consolidated Funds	873.9	9,359.9
Non-cash interest income, net	(3.6)	(3.0)
Change in cash and cash equivalents held at Consolidated Funds	622.5	1,670.3
Change in other receivables held at Consolidated Funds	(4.8)	5.4
Change in other liabilities held at Consolidated Funds	(178.9)	(223.0)
Investment (income) loss	(124.2)	2.7
Purchases of investments	(218.6)	(51.5)
Proceeds from the sale of investments and trading securities	219.7	371.4
Payments of contingent consideration	(82.6)	(17.8)
Changes in deferred taxes, net	3.7	(12.0)
Change in due from affiliates and other receivables	2.8	(3.4)
Change in receivables and inventory of a consolidated real estate VIE	45.1	(49.5)
Change in deposits and other	5.0	(9.3)
Change in other assets of a consolidated real estate VIE	33.1	(10.5)
Change in accounts payable, accrued expenses and other liabilities	71.8	(0.1)
Change in accrued compensation and benefits	32.4	(212.8)
Change in due to affiliates	(22.4)	253.5
Change in other liabilities of a consolidated real estate VIE	(1.2)	43.9
Change in deferred revenue	154.9	111.4
Net cash provided by operating activities	127.5	4,442.7
Cash flows from investing activities
Change in restricted cash	1.8	(217.9)
Purchases of fixed assets, net	(13.3)	(49.8)
Net cash used in investing activities	(11.5)	(267.7)
Cash flows from financing activities
Proceeds from debt obligations	20.6	—
Net payments on loans payable of a consolidated real estate VIE	(27.3)	(53.1)
Net borrowings (payments) on loans payable of Consolidated Funds	339.7	(40.0)
Payments of contingent consideration	(3.3)	(8.0)
Excess tax benefits related to equity-based compensation	—	1.4
Distributions to common unitholders	(98.5)	(206.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(300.9)	(702.4)
Net proceeds from issuance of common units, net of offering costs	—	209.9
Acquisition of non-controlling interests in Carlyle Holdings	—	(209.9)
Contributions from non-controlling interest holders	75.3	1,629.9
Distributions to non-controlling interest holders	(87.3)	(4,325.2)
Units repurchased	(53.6)	—
Change in due to/from affiliates financing activities	62.0	4.4
Change in due to/from affiliates and other receivables of Consolidated Funds	—	(341.1)
Net cash used in financing activities	(73.3)	(4,040.1)
Effect of foreign exchange rate changes	9.1	(69.4)
Increase in cash and cash equivalents	51.8	65.5
Cash and cash equivalents, beginning of period	991.5	1,242.0
Cash and cash equivalents, end of period	$1,043.3	$1,307.5
Supplemental non-cash disclosures
Net increase in partners’ capital and accumulated other comprehensive income related to reallocation of ownership interest in Carlyle Holdings	$12.4	$25.4
Initial consolidation of Consolidated Funds	$—	$36.0
Net asset impact of deconsolidation of Consolidated Funds	$(7,170.2)	$(36.0)
Tax effect from acquisition of Carlyle Holdings partnership units:
Deferred tax asset	$2.5	$57.9
Deferred tax liability	$—	$2.6
Tax receivable agreement liability	$2.2	$49.8
Total partners’ capital	$0.3	$5.5
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
Unit Repurchase Program
In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Partnership expects that the majority of repurchases under this program will be done via open market transactions. No units will be repurchased from the Partnership's executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2016, the Partnership paid an aggregate of $53.6 million to repurchase and retire 3,339,300 units with the majority of repurchases done via open market transactions.

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
The Partnership evaluates (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3)whether the Partnership's involvement would make it the primary beneficiary. In evaluating whether the Partnership holds a variable interest, fees (including management fees and performance fees) that are customary and commensurate with the level of services provided, and where the Partnership does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. The Partnership considers all economic interests, including indirect interests, to determine if a fee is considered a variable interest. For the funds the Partnership deconsolidated on January 1, 2016, the Partnership's fee arrangements were not considered to be variable interests.
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
As of September 30, 2016, assets and liabilities of the remaining consolidated VIEs reflected in the condensed consolidated balance sheets were $3.9 billion and $3.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Partnership.
Substantially all of our Consolidated Funds are CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Partnership earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Partnership consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees have been eliminated as intercompany transactions. As of September 30, 2016, the Partnership held $122.4 million of investments in these CLOs which represents its maximum risk of loss. The Partnership’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Partnership to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Partnership for any losses sustained in the CLO structure.
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

Investments in Unconsolidated Variable Interest Entities

The Partnership holds variable interests in certain VIEs that are not consolidated because the Partnership is not the primary beneficiary, including its investments in certain CLOs and strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 5 for information on the strategic investment in NGP. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Partnership relating to its variable interests in these unconsolidated entities. The assets recognized in the Partnership’s condensed consolidated balance sheets related to the Partnership’s variable interests in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to unconsolidated VIEs were as follows:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Investments	$693.4	$466.8
Due from affiliates, net	4.1	19.4
Maximum Exposure to Loss	$697.5	$486.2
Additionally, as of September 30, 2016, the Partnership had $30.9 million and $10.1 million recognized in the condensed consolidated balance sheet related to performance fee and management fee arrangements, respectively, related to the unconsolidated VIEs.
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
Management fees for corporate private equity, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.2% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of the Partnership's managed accounts, as well as longer-dated carry funds, earn management fees at all times on contributions for unrealized investments or the current value of the investment. The Partnership will receive management fees for corporate private equity and real assets funds during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.
For certain global market strategies funds, management fees are calculated based on assets under management of the funds with generally lower fee rates. Hedge funds typically pay management fees quarterly that generally range from 1.25% to 1.55% of NAV per year. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for the CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semi-annually based on the terms and recognized over the respective period. Management fees for the CLOs/structured products are governed by indentures and collateral management agreements. The Partnership will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Open-ended funds typically do not have stated termination dates.
Management fees for the Partnership's private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the net asset value for unrealized investments, or the contributions for unrealized investments; however,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

certain managed accounts earn management fees at all times on contributions for unrealized investments. Management fees for the Partnership's Investment Solutions segment are generally due quarterly and recognized over the related quarter.

The Partnership also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the service has been provided and collection is reasonably assured. Fund management fees includes transaction and portfolio advisory fees of $5.2 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $37.1 million and $16.4 million for the nine months ended September 30, 2016 and 2015, respectively, net of any offsets as defined in the respective partnership agreements. Fund management fees exclude the reimbursement of any partnership expenses paid by the Partnership on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses.
Performance Fees
Performance fees consist principally of the allocation of profits from certain of the funds to which the Partnership is entitled (commonly known as carried interest). The Partnership is generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds as well as some external coinvestment vehicles, or approximately 2% to 10% in the case of most of the Partnership's fund of funds vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement) from its corporate private equity and real assets funds and closed-end carry funds in the global market strategies segment. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Partnership recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as performance fees reflects the Partnership’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Partnership has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Partnership in future periods if the funds’ investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2016 and December 31, 2015, the Partnership has recognized $224.4 million and $252.0 million, respectively, for giveback obligations.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

or a portion of its investment or when the Partnership receives or is due cash income, such as dividends or distributions. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Partnership is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $40.0 million and $219.0 million for the three months ended September 30, 2016 and 2015, respectively, and $101.6 million and $654.7 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Fee Related Compensation – A portion of the performance fees earned is due to employees and advisors of the Partnership. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance fee revenue, the related compensation expense, if any, is also reversed. As of both September 30, 2016 and December 31, 2015, the Partnership had recorded a liability of $1.5 billion related to the portion of accrued performance fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated financial statements.
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
Prior to January 1, 2016, non-controlling interests related to hedge funds were subject to quarterly or monthly redemption by investors in these funds following the expiration of a specified period of time, or were withdrawn subject to a redemption fee during the period when capital could not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third-party interests in such consolidated funds were presented as redeemable non-controlling interests in consolidated entities within the condensed consolidated balance sheets. When redeemable amounts became contractually payable to investors, they were classified as a liability and included in other liabilities of Consolidated Funds in the condensed consolidated balance sheets. As a result of the adoption of the new consolidation guidance on January 1, 2016, the Partnership deconsolidated certain hedge funds that were previously consolidated and redeemable non-controlling interests in consolidated entities do not include any third-party interests from such hedge funds. Therefore, at September 30, 2016, redeemable non-controlling interests in consolidated entities now solely represent ownership interests in consolidated subsidiaries which are redeemable and not owned by the Partnership.
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
Restricted Cash
Restricted cash at September 30, 2016 and December 31, 2015 primarily represents cash held by the Partnership’s foreign subsidiaries due to certain government regulatory capital requirements.

Restricted Cash and Securities of Consolidated Funds
Certain CLOs receive cash from various counterparties to satisfy collateral requirements on derivative transactions or hold U.S. Treasury notes and corporate bonds as collateral for specific classes of loans payable in the CLOs. Cash and securities held to satisfy these collateral requirements of $18.4 million is included in restricted cash and securities of Consolidated Funds at December 31, 2015. As of September 30, 2016, none of the consolidated CLOs held such cash or securities.
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
Derivative Instruments
The Partnership uses derivative instruments primarily to reduce its exposure to changes in foreign currency exchange rates. Derivative instruments are recognized at fair value in the condensed consolidated balance sheets with changes in fair value recognized in the condensed consolidated statements of operations for all derivatives not designated as hedging instruments. For all derivatives where hedge accounting is applied, effectiveness testing and other procedures to assess the ongoing validity of the hedges are performed at least quarterly. For instruments designated as cash flow hedges, the Partnership records changes in the estimated fair value of the derivative, to the extent that the hedging relationship is effective, in other comprehensive income (loss). If the hedging relationship for a derivative is determined to be ineffective, due to changes in the hedging instrument or the hedged items, the fair value of the portion of the hedging relationship determined to be ineffective will be recognized as a gain or loss in the condensed consolidated statements of operations.
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

Accumulated Other Comprehensive Income (Loss)
The Partnership’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges, foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2016 and December 31, 2015 were as follows:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Unrealized losses on cash flow hedge instruments	$—	$(0.5)
Currency translation adjustments	(84.6)	(87.9)
Unrealized losses on defined benefit plans	(1.4)	(1.7)
Total	$(86.0)	$(90.1)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency (gains) losses resulting from transactions outside of the functional currency of an entity of $(7.9) million and $(9.9) million for the three months ended September 30, 2016 and 2015, respectively, and $(30.8) million and $8.6 million for the nine months ended September 30, 2016 and 2015, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of several discrete cash flow issues, including the treatment of cash distributions from equity method investments. The guidance is effective for the Partnership on January 1, 2018 and ASU 2016-15 requires the guidance to be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments for all of the topics are adopted in the same period. The Partnership is currently assessing the potential impact of this guidance to its consolidated statements of cash flows.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 changes certain aspects of accounting for share-based payments to employees. ASU 2016-9 requires the income tax effects of awards to be recognized through the income statement when the awards vest or are settled. Currently, an entity must determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits have been recognized in partners’ capital, while tax deficiencies have been recognized as an offset to accumulated excess tax benefits or in the income statement. Under ASU 2016-9, all excess tax benefits and tax deficiencies are required to be recognized as income tax benefit or expense in the income statement. This provision of the guidance is required to be applied prospectively. Additionally, ASU 2016-9 allows an employer to withhold employee shares upon vest up to maximum statutory tax rates without causing an award to be classified as a liability. This provision of the guidance requires a modified retrospective transition method. Finally, the current equity-based compensation guidance requires cost to be measured based on the number of awards that are expected to vest. Under ASU 2016-9, an accounting policy election can be made to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This provision of the guidance requires a modified retrospective transition method and will result in a cumulative-effect adjustment in retained earnings upon adoption. This guidance is effective for the Partnership on January 1, 2017 and the Partnership plans to adopt this guidance on that date. The Partnership is currently assessing the impact of this guidance and the Partnership does not expect it to have a material impact on the financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. The lease liability will be measured at the present value of lease payments and the right-of-use asset will be based on the lease liability value, subject to adjustments. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. This guidance is effective for the Partnership on January 1, 2019 and ASU 2016-2 requires the guidance to be applied using a modified retrospective method. Early adoption is permitted. The Partnership is currently assessing the potential impact of this guidance, however, the Partnership's total assets and total liabilities on its consolidated balance sheet will increase upon adoption of this guidance.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 provides comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9 is effective for the Partnership beginning on January 1, 2018, and the Partnership plans to adopt this guidance on that date. The Partnership is still assessing the potential impact of this guidance, however, this may have a material impact on the Partnership’s consolidated financial statements by significantly delaying the recognition of performance fee revenue.

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Partnership’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2016:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds:
Equity securities	$—	$—	$10.5	$10.5
Bonds	—	—	396.4	396.4
Loans	—	—	2,982.3	2,982.3
Other	—	—	1.7	1.7
	—	—	3,390.9	3,390.9
Investments in CLOs and other	—	—	157.3	157.3
Corporate treasury investments
Bonds	—	55.1	—	55.1
Commercial paper and other	—	40.0	—	40.0
	—	95.1	—	95.1
Foreign currency forward contracts	—	0.1	—	0.1
Total	$—	$95.2	$3,548.2	$3,643.4
Liabilities
Loans payable of Consolidated Funds(1)	$—	$—	$3,253.4	$3,253.4
Contingent consideration(2)	—	—	11.4	11.4
Loans payable of a consolidated real estate VIE	—	—	88.9	88.9
Foreign currency forward contracts	—	19.9	—	19.9
Total	$—	$19.9	$3,353.7	$3,373.6

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

There were no transfers from Level II to Level I during the nine months ended September 30, 2016. Transfers from Level II to Level I during the nine months ended September 30, 2015 were due to the expiration of transferability restrictions on certain equity securities of Consolidated Funds that were previously classified as Level II.

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
Credit-Oriented Investments – The fair values of credit-oriented investments (including corporate treasury investments) are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. In some instances, the Partnership may utilize other valuation techniques, including the discounted cash flow method.

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
The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Other	Investments in CLOs and other	Total
Balance, beginning of period	$11.9	$407.8	$2,933.1	$0.1	$152.7	$3,505.6
Purchases	—	45.3	352.0	—	1.0	398.3
Sales	0.1	(66.3)	(122.0)	—	(2.2)	(190.4)
Settlements	—	—	(220.7)	—	—	(220.7)
Realized and unrealized gains (losses), net
Included in earnings	(1.5)	4.1	18.4	1.6	8.7	31.3
Included in other comprehensive income	—	5.5	21.5	—	(2.9)	24.1
Balance, end of period	$10.5	$396.4	$2,982.3	$1.7	$157.3	$3,548.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.3)	$3.5	$15.7	$0.3	$8.4	$26.6

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Nine Months Ended September 30, 2016
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Investments in CLOs and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$575.3	$1,180.9	$15,686.7	$59.6	$5.0	$1.4	$8.7	$17,517.6
Deconsolidation of funds (1)	(562.1)	(890.7)	(13,506.9)	(74.3)	(5.0)	123.8	(8.7)	(14,923.9)
Purchases	11.1	194.3	1,490.0	12.4	—	25.9	—	1,733.7
Sales	(5.1)	(103.6)	(249.9)	—	—	(6.4)	—	(365.0)
Settlements	—	—	(516.9)	—	—	—	—	(516.9)
Realized and unrealized gains (losses), net
Included in earnings	(9.0)	5.9	42.3	2.3	1.7	26.9	—	70.1
Included in other comprehensive income	0.3	9.6	37.0	—	—	(14.3)	—	32.6
Balance, end of period	$10.5	$396.4	$2,982.3	$—	$1.7	$157.3	$—	$3,548.2
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(7.0)	$5.1	$36.6	$—	$1.8	$26.9	$—	$63.4

	Financial Assets
	Three Months Ended September 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,023.8	$1,193.7	$15,460.9	$—	$4.0	$2.0	$8.7	$17,693.1
Transfers out (3)	(115.1)	—	—	—	—	—	—	(115.1)
Purchases	32.6	177.8	2,948.7	—	—	—	—	3,159.1
Sales	(21.0)	(117.1)	(1,543.2)	—	—	—	—	(1,681.3)
Settlements	—	—	(1,195.6)	—	—	—	—	(1,195.6)
Realized and unrealized gains (losses), net
Included in earnings	11.1	(27.7)	(204.7)	—	(0.7)	(0.4)	—	(222.4)
Included in other comprehensive income	24.6	2.5	16.1	—	—	—	—	43.2
Balance, end of period	$956.0	$1,229.2	$15,482.2	$—	$3.3	$1.6	$8.7	$17,681.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$3.3	$(24.9)	$(199.8)	$—	$(0.7)	$(0.1)	$—	$(222.2)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Nine Months Ended September 30, 2015
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Partnership and LLC interests(2)	Other	Trading securities and other	Restricted securities of Consolidated Funds	Total
Balance, beginning of period	$1,968.5	$1,235.8	$15,084.9	$—	$1.5	$3.3	$8.6	$18,302.6
Transfers out (3)	(115.1)	—	—	—	—	—	(3.9)	(119.0)
Purchases	60.6	403.2	6,223.0	—	—	—	3.9	6,690.7
Sales	(1,043.3)	(324.9)	(2,682.1)	—	—	—	—	(4,050.3)
Settlements	—	—	(2,693.1)	—	—	—	—	(2,693.1)
Realized and unrealized gains (losses), net
Included in earnings	261.0	(4.4)	(88.3)	—	1.9	(1.7)	0.1	168.6
Included in other comprehensive income	(175.7)	(80.5)	(362.2)	—	(0.1)	—	—	(618.5)
Balance, end of period	$956.0	$1,229.2	$15,482.2	$—	$3.3	$1.6	$8.7	$17,681.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(299.2)	$(4.9)	$(112.7)	$—	$2.1	$(1.4)	$(0.1)	$(416.2)

(1)
As a result of the adoption of ASU 2015-2 and the deconsolidation of certain CLOs on January 1, 2016, $123.8 million of investments that the Partnership held in those CLOs are no longer eliminated in consolidation and are now included in investments in CLOs and other for the nine months ended September 30, 2016.

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

	Financial Liabilities
	Three Months Ended September 30, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$3,284.7	$0.3	$25.0	$81.7	$3,391.7
Initial consolidation of funds	—	—	—	—	—
Borrowings	26.4	—	—	—	26.4
Paydowns	(99.0)	—	(10.0)	(10.4)	(119.4)
Sales	—	(1.7)	—	—	(1.7)
Realized and unrealized (gains) losses, net
Included in earnings	15.8	1.4	(3.7)	7.1	20.6
Included in other comprehensive income	25.5	—	0.1	10.5	36.1
Balance, end of period	$3,253.4	$—	$11.4	$88.9	$3,353.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$19.5	$—	$0.1	$7.1	$26.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Nine Months Ended September 30, 2016
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$17,046.7	$29.1	$20.8	$75.4	$17,172.0
Initial consolidation / deconsolidation of funds	(14,221.3)	(29.0)	—	—	(14,250.3)
Borrowings	671.1	—	—	—	671.1
Paydowns	(331.4)	—	(10.3)	(27.3)	(369.0)
Sales	—	(1.7)	—	—	(1.7)
Realized and unrealized (gains) losses, net
Included in earnings	43.8	1.6	0.8	20.9	67.1
Included in other comprehensive income	44.5	—	0.1	19.9	64.5
Balance, end of period	$3,253.4	$—	$11.4	$88.9	$3,353.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$36.6	$—	$0.5	$20.9	$58.0

	Financial Liabilities
	Three Months Ended September 30, 2015
	Loans Payable of Consolidated Funds	Derivative Instruments of Consolidated Funds	Contingent Consideration	Loans Payable of a consolidated real estate VIE	Total
Balance, beginning of period	$16,727.5	$29.1	$47.9	$112.4	$16,916.9
Initial consolidation of funds	584.2	—	—	—	584.2
Borrowings	959.5	—	—	—	959.5
Paydowns	(1,315.9)	—	(21.4)	(20.4)	(1,357.7)
Sales	—	(0.9)	—	—	(0.9)
Realized and unrealized (gains) losses, net
Included in earnings	(303.8)	(2.4)	(10.0)	12.8	(303.4)
Included in other comprehensive income	13.6	—	0.1	4.3	18.0
Balance, end of period	$16,665.1	$25.8	$16.6	$109.1	$16,816.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(324.7)	$3.3	$(10.6)	$12.8	$(319.2)

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Partnership’s Level III inputs as of September 30, 2016:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2016
Assets
Investments of Consolidated Funds:
Equity securities	10.2	Discounted Cash Flow	Discount Rates	9% - 13% (10%)
			Exit Cap Rate	7% - 11% (8%)
	0.3	Consensus Pricing	Indicative Quotes ($ per share)	$5

Bonds	396.4	Consensus Pricing	Indicative Quotes (% of Par)	80 - 112 (100)
Loans	2,982.3	Consensus Pricing	Indicative Quotes (% of Par)	10 - 102 (99)
Other	1.7	Counterparty Pricing	Indicative Quotes (% of Notional Amount)	6 - 14 (7)
	3,390.9
Investments in CLOs and other:
Senior secured notes	122.3	Discounted Cash Flow with Consensus Pricing	Discount Rates	1% - 14% (2%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	60% - 73% (66%)
			Indicative Quotes (% of Par)	82 - 102 (99)
Subordinated notes and preferred shares	33.9	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 16% (14%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	60% - 73% (65%)
			Indicative Quotes (% of Par)	2 - 100 (95)
Other	1.1	Comparable Multiple	LTM EBITDA Multiple	5.7x - 5.7x (5.7x)
Total	$3,548.2
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes (1)	$3,079.5	Other	N/A	N/A
Subordinated notes and preferred shares (1)	44.7	Other	N/A	N/A
	129.2	Discounted Cash Flow with Consensus Pricing	Discount Rates	10% - 16% (13%)
			Default Rates	1% - 3% (2%)
			Recovery Rates	60% - 73% (66%)
			Indicative Quotes (% of Par)	7 - 92 (67)
Loans payable of a consolidated real estate VIE	88.9	Discounted Cash Flow	Discount to Expected Payment	10% - 55% (37%)
			Discount Rate	20% - 30% (23%)
Contingent consideration(2)	11.4	Discounted Cash Flow	Assumed % of Total Potential Contingent Payments	0% - 16% (5%)
			Discount Rate	4% - 23% (4%)
Total	$3,353.7

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

4. Accrued Performance Fees
The components of accrued performance fees are as follows:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$1,677.3	$2,096.9
Global Market Strategies	81.5	78.3
Real Assets	435.3	313.6
Investment Solutions	582.5	499.8
Total	$2,776.6	$2,988.6
Approximately 29% of accrued performance fees at September 30, 2016 are related to Carlyle Partners V, L.P. and Carlyle Asia Partners III, L.P., two of the Partnership's Corporate Private Equity funds.
Approximately 54% of accrued performance fees at December 31, 2015, are related to Carlyle Partners V, L.P., Carlyle Europe Partners III, L.P. and Carlyle Asia Partners III, L.P., three of the Partnership’s Corporate Private Equity funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accrued performance fees are shown gross of the Partnership’s accrued performance fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$(5.0)	$(36.6)
Real Assets	(219.4)	(215.4)
Total	$(224.4)	$(252.0)
During the nine months ended September 30, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to one of its Corporate Private Equity funds. Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.
Performance Fees
The performance fees included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Corporate Private Equity	$186.5	$(257.8)	$283.0	$522.4
Global Market Strategies	17.8	(52.3)	26.8	(29.9)
Real Assets	(19.1)	32.1	198.6	3.3
Investment Solutions	29.5	31.4	62.4	125.5
Total	$214.7	$(246.6)	$570.8	$621.3

Approximately 50%, or $107.9 million, of performance fees for the three months ended September 30, 2016 are related to the following funds along with total revenue recognized:
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $208.9 million,
•Carlyle Asia Partners III, L.P. (Corporate Private Equity segment) - $(20.8) million, and
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $(50.9) million.
Approximately 59%, or $338.2 million, of performance fees for the nine months ended September 30, 2016 are related to the following funds along with total revenue recognized:
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $129.7 million,
•Carlyle Partners VI, L.P. (Corporate Private Equity segment) - $317.3 million, and
•Carlyle Realty Partners VII, L.P. (Real Assets segment) - $111.2 million.
Approximately 97%, or $(239.5) million, of performance fees for the three months ended September 30, 2015 were related to the following funds along with total revenue recognized:
•Carlyle Partners IV, L.P. (Corporate Private Equity segment) - $(25.1) million,
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $(120.0) million,
•Carlyle Asia Growth Partners IV, L.P. (Corporate Private Equity segment) - $(53.5) million,

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Carlyle Energy Mezzanine Opportunity Fund (Global Market Strategies segment) - $(43.7) million,
•Carlyle Realty Partners V, L.P. (Real Assets segment) - $38.5 million,
•Carlyle Realty Partners VI, L.P. (Real Assets segment) - $29.7 million, and
•Carlyle/Riverstone Global Energy and Power Fund IV, L.P. (Real Assets segment) - $(41.0) million.
Approximately 33%, or $206.3 million, of performance fees for the nine months ended September 30, 2015 are related to the following funds along with total revenue recognized:
•Carlyle Partners V, L.P. (Corporate Private Equity segment) - $154.2 million,
•Carlyle Europe Partners III, L.P. (Corporate Private Equity segment) - $202.0 million,
•Carlyle Realty Partners VI, L.P. (Real Assets segment) - $96.6 million,
•Carlyle/Riverstone Global Energy and Power Fund III, L.P. (Real Assets segment) - $(102.1) million, and
•Carlyle/Riverstone Global Energy and Power Fund IV, L.P. (Real Assets segment) - $(63.7) million.

5. Investments
Investments consist of the following:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Equity method investments, excluding accrued performance fees	$960.7	$876.6
Investments in CLOs and other (1)	157.8	9.3
Total investments	$1,118.5	$885.9

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
The Partnership’s equity interests in NGP Management entitle the Partnership to an allocation of income equal to 55.0% of the management fee-related revenues of the NGP entities that serve as the advisors to certain private equity funds, and future interests in the general partners of certain future carry funds advised by NGP that entitle the Partnership to an allocation of income equal to 47.5% of the carried interest received by such fund general partners. For periods prior to 2015, the Partnership’s allocation of income related to management fee-related revenues of NGP was 47.5%. This increase in the allocation of income did not result in a change in accounting for the investment as an equity method investment. The Partnership has an option, exercisable by the Partnership in 2024, to purchase from ECM Capital, L.P. and its affiliates, for a formulaic purchase price in cash based upon a measure of the earnings of NGP, the remaining equity interests in NGP Management.
In July 2014, the Partnership exercised another option granted in 2012 to acquire from BNRI its interests in the general partner of the NGP Natural Resources X, L.P. fund (“NGP X”), which entitles the Partnership to an allocation of income equal to 40% of the carried interest received by the fund’s general partner. The Partnership additionally acquired certain general partner investments in the NGP X fund. As of September 30, 2016 the carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest allocation was approximately $9.0 million. As of December 31, 2015, there was no carrying value of the Partnership’s investment in the NGP X general partner attributable to the carried interest

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

allocation. The carrying value of the Partnership’s general partner investments in the NGP X fund not attributable to the carried interest allocation was $19.7 million as of September 30, 2016 and $18.7 million as of December 31, 2015.
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
The Partnership records investment income (loss) for its equity income allocation from NGP management fees and performance fees, and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the transaction, and the amortization of the basis differences related to the definitive-lived identifiable intangible assets of NGP Management. The net investment earnings (loss) recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Management fees	$20.9	$14.5	$62.1	$41.4
Performance fees	37.9	(3.4)	47.6	(18.5)
Investment income (loss)	6.4	(2.0)	10.8	(2.5)
Expenses and amortization of basis differences	(17.9)	(15.3)	(52.1)	(53.1)
Net investment income (loss)	$47.3	$(6.2)	$68.4	$(32.7)

The difference between the Partnership’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $43.6 million and $85.0 million as of September 30, 2016 and December 31, 2015, respectively; these differences are amortized over a period of 10 years from the initial investment date.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equity Method Investments
The Partnership’s equity method investments include its fund investments in Corporate Private Equity, Global Market Strategies, Real Assets, and Investment Solutions, typically as general partner interests, and its strategic investment in NGP Management (included within Real Assets), which are not consolidated. Investments are related to the following segments:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Corporate Private Equity	$285.3	$254.5
Global Market Strategies	24.6	26.7
Real Assets	625.7	592.7
Investment Solutions	25.1	2.7
Total	$960.7	$876.6
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income (loss) from equity investments	$65.9	$(14.7)	$116.3	$1.5
Income (loss) from investments in CLOs	4.6	(1.3)	9.6	(1.5)
Other investment income	—	6.5	0.3	6.5
Total	$70.5	$(9.5)	$126.2	$6.5
Carlyle’s income (loss) from its equity method investments is included in investment income (loss) in the condensed consolidated statements of operations and consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Corporate Private Equity	$13.5	$(10.0)	$32.0	$20.2
Global Market Strategies	(0.5)	(1.3)	(5.5)	(0.4)
Real Assets	52.5	(3.4)	89.9	(19.3)
Investment Solutions	0.4	—	(0.1)	1.0
Total	$65.9	$(14.7)	$116.3	$1.5
Investments in CLOs and Other Investments
Investments in CLOs and other investments as of September 30, 2016 and December 31, 2015 primarily consisted of $157.8 million and $9.3 million, respectively, of investments in CLO senior and subordinated notes, derivative instruments, and corporate mezzanine securities and bonds.
Investments of Consolidated Funds
The Partnership consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2016, the Partnership formed two new CLOs in which it is the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

primary beneficiary. As of September 30, 2016, the total assets of these CLOs included in the Partnership’s condensed consolidated financial statements were approximately $0.9 billion.
There were no individual investments with a fair value greater than five percent of the Partnership’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Interest income from investments	$40.0	$219.0	$101.6	$654.7
Other income	3.0	40.4	6.2	88.0
Total	$43.0	$259.4	$107.8	$742.7

Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$18.6	$(337.8)	$45.0	$738.1
Gains (losses) from liabilities of CLOs	(15.9)	306.6	(43.8)	197.0
Gains (losses) on other assets of CLOs	2.1	(0.1)	1.9	0.7
Total	$4.8	$(31.3)	$3.1	$935.8
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Realized gains (losses)	$—	$433.8	$(9.6)	$867.9
Net change in unrealized gains (losses)	18.6	(771.6)	54.6	(129.8)
Total	$18.6	$(337.8)	$45.0	$738.1

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Acquired contractual rights	$386.2	$830.4
Acquired trademarks	6.6	6.6
Accumulated amortization	(324.7)	(739.6)
Finite-lived intangible assets, net	68.1	97.4
Goodwill	38.5	38.3
Intangible assets, net	$106.6	$135.7

The following table summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2016. There is no goodwill associated with the Partnership’s Corporate Private Equity and Real Assets segments.

	Global Market Strategies	Investment Solutions	Total
	(Dollars in millions)
Balance as of December 31, 2015	$28.0	$10.3	$38.3
Foreign currency translation	—	0.2	0.2
Balance as of September 30, 2016	$28.0	$10.5	$38.5

As discussed in Note 2, the Partnership reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2016 and 2015, the Partnership evaluated for indicators of impairment certain definite-lived intangible assets associated with acquired contractual rights for fee income. These intangible assets are included in the Global Market Strategies segment. The Partnership recorded impairment losses, primarily associated with the open-ended credit hedge funds in the Global Market Strategies segment of $198.4 million during the nine months ended September 30, 2015 to reduce the carrying value of the intangible assets to their estimated fair value. No impairment loss was recorded during the nine months ended September 30, 2016.

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
Intangible asset amortization expense, excluding impairment losses, was $11.1 million and $20.4 million during the three months ended September 30, 2016 and 2015, respectively, and $30.4 million and $64.1 million during the nine months ended September 30, 2016 and 2015, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the expected amortization expense for October 1, 2016 through December 31, 2020 and thereafter (Dollars in millions):

2016	$11.0
2017	27.3
2018	15.8
2019	5.6
2020	5.6
Thereafter	2.8
$68.1

7. Borrowings
The Partnership borrows and enters into credit agreements for its general operating and investment purposes. The Partnership’s debt obligations consist of the following (Dollars in millions):

	As of September 30, 2016		As of December 31, 2015
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Senior Credit Facility Term Loan Due 5/05/2020	$25.0	$24.7	$25.0	$24.6
CLO Term Loans (See below)	34.7	34.7	13.7	13.7
3.875% Senior Notes Due 2/01/2023	500.0	497.0	500.0	496.7
5.625% Senior Notes Due 3/30/2043	600.0	600.8	600.0	600.7
Promissory Note Due 1/01/2022	120.0	120.0	—	—
Total debt obligations	$1,279.7	$1,277.2	$1,138.7	$1,135.7

Senior Credit Facility
As of September 30, 2016, the senior credit facility included $25.0 million in a term loan and $750.0 million in a revolving credit facility. As of September 30, 2016, the term loan and revolving credit facility were scheduled to mature on May 5, 2020. Principal amounts outstanding under the term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (at September 30, 2016, the interest rate was 1.66%). There was no amount outstanding under the revolving credit facility at September 30, 2016. Interest expense under the senior credit facility was not significant for the three and nine months ended September 30, 2016 and 2015. The fair value of the outstanding balances of the term loan and revolving credit facility at September 30, 2016 and December 31, 2015 approximated par value based on current market rates for similar debt instruments and are classified as Level III within the fair value hierarchy.

CLO Term Loans

For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2016		Borrowing Outstanding December 31, 2015		Maturity Date (2)	Interest Rate as of September 30, 2016
October 3, 2013	$14.1	(1)	$13.7	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		—		July 15, 2027	2.59%	(4)
	$34.7		$13.7

(1) Original borrowing amount of €12.6 million.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three and nine months ended September 30, 2016.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity. Interest expense on these term loans was not significant for the three and nine months ended September 30, 2016 and 2015. The fair value of the outstanding balance of the CLO term loans at September 30, 2016 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
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

Interest expense on the notes was $5.0 million for both the three months ended September 30, 2016 and 2015 and $14.9 million for both the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, the fair value of the notes, including accrued interest, was approximately $526.2 million and $515.2 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
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
Interest expense on the notes was $8.4 million for both the three months ended September 30, 2016 and 2015 and $25.3 million for both the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, the fair value of the notes, including accrued interest, was approximately $652.5 million and $646.6 million, respectively, based on indicative quotes. The notes are classified as Level II within the fair value hierarchy.
Promissory Note
On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.13% at September 30, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022. Interest expense on the promissory note was not significant for the three and nine months ended September 30, 2016 and 2015. The fair value of the outstanding balance of the promissory note at September 30, 2016 approximated par value based on current market rates for similar debt instruments and is classified as Level III within the fair value hierarchy.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Debt Covenants
The Partnership is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Partnership is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Partnership was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2016.

The consolidated real estate VIE was not in compliance with the debt covenants related to substantially all of its loans payable as of September 30, 2016 (see Note 16); such violations do not cause a default or event of default under the Partnership’s senior credit facility, CLO term loans, senior notes, or the loans payable of Consolidated Funds.
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
As of September 30, 2016 and December 31, 2015, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of September 30, 2016
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$3,082.5	$3,079.5	2.37%		9.82
Subordinated notes, preferred shares and other	193.4	173.9	N/A	(a)	8.64
Total	$3,275.9	$3,253.4

	As of December 31, 2015
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$16,301.0	$15,915.5	1.98%		9.54
Subordinated notes, preferred shares and other	993.0	1,112.4	N/A	(a)	8.64
Combination notes	20.0	18.8	N/A	(b)	7.43
Total	$17,314.0	$17,046.7

(a)	The subordinated notes and preferred shares do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.

(b)	The combination notes do not have contractual interest rates and have recourse only to the securities specifically held to collateralize such combination notes.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2016 and December 31, 2015, the fair value of the CLO assets was $3.6 billion and $18.6 billion, respectively.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Contingent Consideration
The Partnership has contingent consideration obligations related to its business acquisitions and strategic investments. The changes in the contingent consideration liabilities are as follows:

	Rollforward For The Three Months Ended September 30, 2016
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$9.2	$46.9	$47.0		$103.1
Change in carrying value	0.1	(1.7)	(1.3)		(2.9)
Payments	(9.3)	—	(0.7)		(10.0)
Balance, end of period	$—	$45.2	$45.0		$90.2

	Rollforward For The Nine Months Ended September 30, 2016
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$8.7	$80.4	$221.5		$310.6
Change in carrying value	0.6	(22.6)	7.5		(14.5)
Payments	(9.3)	(12.6)	(64.0)	(a)	(85.9)
Conversion to note payable	—	—	(120.0)	(a)	(120.0)
Balance, end of period	$—	$45.2	$45.0		$90.2

	Rollforward For The Three Months Ended September 30, 2015
	Amounts payable to the sellers who are Carlyle professionals
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel		Total
	(Dollars in millions)
Balance, beginning of period	$28.5	$101.6	$224.1		$354.2
Change in carrying value	0.2	(11.2)	(7.8)		(18.8)
Payments	(20.2)	—	(1.1)		(21.3)
Balance, end of period	$8.5	$90.4	$215.2		$314.1

	Rollforward For The Nine Months Ended September 30, 2015
	Amounts payable to the sellers who are Carlyle professionals				Total
	Performance-based contingent cash consideration	Employment-based contingent consideration	Contingent cash and other consideration payable to non- Carlyle personnel
	(Dollars in millions)
Balance, beginning of period	$26.8	$156.8	$201.0		$384.6
Change in carrying value	1.9	(60.9)	16.5	(a)	(42.5)
Payments	(20.2)	(3.3)	(2.3)		(25.8)
Issuance of equity	—	(2.2)	—		(2.2)
Balance, end of period	$8.5	$90.4	$215.2		$314.1
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
The fair values of the performance-based contingent cash consideration for business acquisitions were based on probability-weighted discounted cash flow models. These fair value measurements are based on significant inputs not observable in the market and thus represent Level III measurements as defined in the accounting guidance for fair value measurement. Refer to Note 3 for additional disclosures related to the fair value of these instruments as of September 30, 2016 and December 31, 2015.

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of September 30, 2016 is $369.4 million versus the liabilities recognized on the balance sheet of $90.2 million. Based on the historical and projected performance of the Partnership's acquisitions, the Partnership believes that approximately $310.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
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

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Accrued performance fee-related compensation	$1,456.7	$1,511.9
Accrued bonuses	247.2	211.9
Employment-based contingent cash consideration	45.2	80.4
Other	108.4	149.0
Total	$1,857.5	$1,953.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies
Capital Commitments
The Partnership and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2016 (Dollars in millions):

Unfunded Commitments
Corporate Private Equity	$1,701.8
Global Market Strategies	515.2
Real Assets	660.2
Investment Solutions	108.2
Total	$2,985.4
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
Guaranteed Loans
On August 4, 2001, the Partnership entered into an agreement with a financial institution pursuant to which the Partnership is the guarantor on a credit facility for eligible employees investing in Carlyle sponsored funds. This credit facility renews on an annual basis, allowing for annual incremental borrowings up to an aggregate of $11.3 million, and accrues interest at the lower of the prime rate, as defined, or three-month LIBOR plus 3%, reset quarterly (3.61% weighted-average rate at September 30, 2016). As of September 30, 2016 and December 31, 2015, approximately $9.5 million and $9.4 million, respectively, were outstanding under the credit facility and payable by the employees. The amount funded by the Partnership under this guarantee as of September 30, 2016 was not material. The Partnership believes the likelihood of any material funding under this guarantee to be remote. The fair value of this guarantee is not significant to the consolidated financial statements.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance fees of $224.4 million at September 30, 2016, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2016. However, the ultimate giveback obligation, if any, does not become realized until the end of a fund’s life (see Note 2). The Partnership has recorded $6.1 million and $23.8 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2016 and December 31, 2015, respectively, related to giveback obligations, which are included in due from affiliates and other receivables, net in the accompanying condensed consolidated balance sheets. The receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $366.4 million and $367.2 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2016 and December 31, 2015, respectively. Such amounts are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2016, approximately $142.2 million of the Partnership's accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $82.2 million.
If, at September 30, 2016, all of the investments held by the Partnership’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.3 billion, on an after-tax basis where applicable.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Leases
The Partnership leases office space in various countries around the world and maintains its headquarters in Washington, D.C., where it leases its primary office space under a non-cancelable lease agreement expiring on July 31, 2026. Office leases in other locations expire in various years from 2016 through 2032. These leases are accounted for as operating leases. Rent expense was approximately $13.9 million and $13.7 million for the three months ended September 30, 2016 and 2015, respectively, and $41.3 million and $42.6 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of operations.

The future minimum commitments for the leases are as follows (Dollars in millions):

2016	$13.7
2017	51.9
2018	47.6
2019	41.9
2020	39.8
Thereafter	292.9
$487.8
The Partnership records contractual escalating minimum lease payments on a straight-line basis over the term of the lease. Deferred rent payable under the leases was $59.7 million as of both September 30, 2016 and December 31, 2015, and is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
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
Carlyle Capital Corporation Limited (“CCC”) was a fund sponsored by Carlyle that invested in AAA-rated residential mortgage backed securities on a highly leveraged basis. In March of 2008, amidst turmoil throughout the mortgage markets and money markets, CCC filed for insolvency protection in Guernsey. The Guernsey liquidators who took control of CCC in March 2008 filed a suit on July 7, 2010 against the Partnership, certain of its affiliates and the former directors of CCC in the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Royal Court of Guernsey seeking more than $1.0 billion in damages in a case styled Carlyle Capital Corporation Limited v. Conway et al. The Guernsey liquidators allege that the Partnership and the CCC board of directors were negligent, grossly negligent or willfully mismanaged the CCC investment program and breached certain fiduciary duties allegedly owed to CCC and its shareholders. The liquidators further allege (among other things) that the directors and the Partnership put the interests of the Partnership ahead of the interests of CCC and its shareholders and gave priority to preserving and enhancing the Partnership’s reputation and its “brand” over the best interests of CCC. The trial, in the Royal Court of Guernsey, began in June 2016 and is expected to last until November 2016. A ruling is not expected until the second quarter of 2017.
The Partnership currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct Authority. The Partnership routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Partnership or its personnel. For example, among various other requests for information, the SEC has requested information about: (i) the Partnership's historical practices relating to the acceleration of monitoring fees received from the Partnership's funds' portfolio companies, (ii) the Partnership's relationship with a third-party investment adviser to a registered investment company that has invested in various investment funds sponsored by the Partnership, and (iii) a complaint allegedly made by a former employee who has filed a claim against the Partnership in district court for wrongful termination of his employment. The Partnership is cooperating fully with the SEC's inquiries.

A hedge fund and certain structured finance vehicles managed by an affiliate of the Partnership invested approximately $400 million in petroleum commodities that the Partnership believes were misappropriated by third parties outside the U.S.  The Partnership is pursuing various remedies on behalf of the hedge fund and other structured finance vehicles. Through September 30, 2016, the Partnership has incurred approximately $5 million of legal and professional fees related to this matter.  Although the amount and timing of any losses are uncertain, the Partnership has received a claim and redemption request from an investor and believes litigation or additional claims could arise and that the Partnership could incur significant additional costs or liabilities associated with this matter.
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
The Partnership accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2016, the Partnership has estimated liabilities aggregating to $162 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Partnership evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upwards or downward, as appropriate, based on management's best judgment after consultation with counsel. There is no assurance that the Partnership's accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Partnership has recorded.
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
On April 15, 2015, the French tax court issued an opinion in this matter that was adverse to CEREP I, holding the Luxembourg property company liable for approximately €105 million (including penalties and interest accrued since the beginning of the tax dispute). The Partnership disagreed with the outcome and filed a petition of appeal on July 3, 2015. In 2015, in satisfaction of the obligation to the French government, CEREP I paid approximately €30 million of the tax

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

obligations and the Partnership paid approximately €75 million in its capacity as a guarantor. CEREP I has approximately €1 million in net assets as of September 30, 2016. Additionally, the French Ministry of Justice is continuing its investigation of the actions of the Luxembourg property company and its former directors, managers and representatives in claiming the tax treaty exemptions.

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

Restructuring
During the nine months ended September 30, 2016, the Partnership decided to restructure its Investment Solutions segment to focus on private market secondaries, primary investments, co-investment and managed account activities and, given the challenging market environment, discontinue its fund of hedge funds and liquid alternative initiatives at Diversified Global Asset Management Corporation (“DGAM”). As a result, during the three and nine months ended September 30, 2016, the Partnership incurred $0.6 million and $9.5 million, respectively, of employee separation and other contract termination expenses, of which $6.0 million was paid as of September 30, 2016. The Partnership estimates that it will incur an additional $1.1 million of wind down expenses. The majority of these expenses relate to employee separation.

Transaction with ESG
On October 31, 2016, the Partnership closed a transaction with the founders of Emerging Sovereign Group and its subsidiaries and affiliates (collectively, “ESG”) and transferred the Partnership's 55% ownership interest in ESG to its founders. As of September 30, 2016, the carrying value of the contingent consideration liability for the Partnership's obligation to purchase the 45% ownership interest in 2020 (or after) was $49.5 million, substantially all of which is included in accrued compensation and benefits in the accompanying consolidated balance sheet (See Note 8). The Partnership also has $22.4 million of intangible assets and $28.0 million of goodwill related to its 2011 acquisition of its 55% ownership interest in ESG as of September 30, 2016. ESG's remaining assets and liabilities as of September 30, 2016 and its income before provision for income taxes for the nine months ended September 30, 2016 were not material to the Partnership’s condensed consolidated financial statements. There was no material gain or loss associated with the transfer of the interests to ESG.

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
The Partnership and the funds make investments outside of the United States. Investments outside the United States may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the Partnership or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the Partnership’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.
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
11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Partnership had the following due from affiliates and other receivables at September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Unbilled receivable for giveback obligations from current and former employees	$6.1	$23.8
Notes receivable and accrued interest from affiliates	78.8	7.3
Other receivables from unconsolidated funds and affiliates, net	118.4	164.2
Total	$203.3	$195.3
Notes receivable represent loans that the Partnership has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Partnership to reimburse the expenses. Based on management’s determination, the Partnership accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 6.80% as of September 30, 2016. The accrued and charged interest to the affiliates was not significant for any period presented.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to Affiliates
The Partnership had the following due to affiliates balances at September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$0.2	$0.3
Due to non-consolidated affiliates	33.5	51.7
Performance-based contingent cash and equity consideration related to acquisitions	33.7	35.3
Amounts owed under the tax receivable agreement	140.6	141.7
Other	14.8	16.9
Total	$222.8	$245.9
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
Other Related Party Transactions
In the normal course of business, the Partnership has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Partnership for the business use of these aircraft by senior Carlyle professionals and other employees, which is made at market rates, totaled $1.5 million and $1.4 million, for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively. These fees are included in general, administrative, and other expenses in the condensed consolidated statements of operations.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. Income Taxes
The Partnership is generally organized as a series of pass through entities pursuant to the United States Internal Revenue Code. As such, the Partnership is not responsible for the tax liability due on certain income earned during the year. Such income is taxed at the unitholder and non-controlling interest holder level, and any income tax is the responsibility of the unitholders and is paid at that level. For income taxes on income earned for which the Partnership is responsible for the tax liability, the Partnership’s income tax expense (benefit) was $1.0 million and $(4.1) million for the three months ended September 30, 2016 and 2015, respectively, and $32.7 million and $12.4 million for the nine months ended September 30, 2016 and 2015, respectively.
In the normal course of business, the Partnership is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2016, the Partnership’s U.S. federal income tax returns for the years 2013 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2015. Foreign tax returns are generally subject to audit from 2009 to 2015. Certain of the Partnership’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
13. Non-controlling Interests in Consolidated Entities
The components of the Partnership’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$0.5	$4,213.0
Non-Carlyle interests in majority-owned subsidiaries	313.2	394.3
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(112.5)	(113.5)
Non-controlling interests in consolidated entities	$201.2	$4,493.8
The components of the Partnership’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(1.2)	$(22.0)	$0.2	$1,005.6
Non-Carlyle interests in majority-owned subsidiaries	(24.7)	(9.2)	(21.6)	(25.6)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(3.4)	(22.5)	(8.5)	(85.1)
Net income (loss) attributable to other non-controlling interests in consolidated entities	(29.3)	(53.7)	(29.9)	894.9
Net income (loss) attributable to partners’ capital appropriated for CLOs	—	30.0	—	(22.9)
Net income (loss) attributable to redeemable non-controlling interests in consolidated entities	0.2	(128.7)	0.1	(214.5)
Non-controlling interests in income (loss) of consolidated entities	$(29.1)	$(152.4)	$(29.8)	$657.5

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14. Earnings Per Common Unit
Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted
Net income attributable to The Carlyle Group L.P.	$800,000	$800,000	$15,300,000	$15,300,000
Incremental net (loss) income from assumed exchange of Carlyle Holdings partnership units	—	(5,700,000)	—	8,100,000
Net income (loss) attributable to common units	$800,000	$(4,900,000)	$15,300,000	$23,400,000
Weighted-average common units outstanding	83,602,503	312,534,968	82,062,633	306,981,103
Net income (loss) per common unit	$0.01	$(0.02)	$0.19	$0.08

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted
Net loss attributable to The Carlyle Group L.P.	$(83,900,000)	$(83,900,000)	$(13,800,000)	$(13,800,000)
Dilution of earnings due to participating securities with distribution rights	820,200	—	163,250	(1,423,000)
Incremental net loss from assumed exchange of Carlyle Holdings partnership units	—	(250,900,000)	—	(67,800,000)
Net loss attributable to common units	$(83,079,800)	$(334,800,000)	$(13,636,750)	$(83,023,000)
Weighted-average common units outstanding	78,849,332	301,558,908	72,812,892	299,143,320
Net loss per common unit	$(1.05)	$(1.11)	$(0.19)	$(0.28)
The weighted-average common units outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	83,602,503	83,602,503	82,062,633	82,062,633
Unvested deferred restricted common units	—	3,569,302	—	3,181,825
Weighted-average vested Carlyle Holdings Partnership units	—	224,826,988	—	221,377,938
Unvested Carlyle Holdings Partnership units	—	536,175	—	358,707
Weighted-average common units outstanding	83,602,503	312,534,968	82,062,633	306,981,103

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted
The Carlyle Group L.P. weighted-average common units outstanding	78,849,332	78,849,332	72,812,892	72,812,892
Unvested deferred restricted common units	—	—	—	—
Weighted-average vested Carlyle Holdings Partnership units	—	216,864,271	—	216,956,438
Unvested Carlyle Holdings Partnership units	—	5,845,305	—	9,373,990
Weighted-average common units outstanding	78,849,332	301,558,908	72,812,892	299,143,320
The Carlyle Group L.P. weighted-average common units outstanding includes vested deferred restricted common units and common units associated with acquisitions that have been earned for which issuance of the related common units is deferred until future periods.
The Partnership applies the treasury stock method to determine the dilutive weighted-average common units represented by the unvested deferred restricted common units. Also included in the determination of dilutive weighted-average common units are contingently issuable Carlyle Holdings partnership units and common units associated with the Partnership's

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

acquisitions. For purposes of determining the dilutive weighted-average common units, it is assumed that September 30, 2016 and 2015 represent the end of the contingency period. The Partnership applies the “if-converted” method to the vested Carlyle Holdings partnership units to determine the dilutive weighted-average common units outstanding. The Partnership applies the treasury stock method to the unvested Carlyle Holdings partnership units and the “if-converted” method on the resulting number of additional Carlyle Holdings partnership units to determine the dilutive weighted-average common units represented by the unvested Carlyle Holdings partnership units.
In computing the dilutive effect that the exchange of Carlyle Holdings partnership units would have on earnings per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Carlyle Holdings (including any tax impact). Based on these calculations, the 224,826,988 and 221,377,938 of vested Carlyle Holdings partnership units and 536,175 and 358,707 of unvested Carlyle Holdings partnership units for the three months and nine months ended September 30, 2016, respectively, were dilutive. As a result, a net (loss) income of non-controlling interests in Carlyle Holdings was estimated with this assumed exchange of $(5.7) million and $8.1 million for the three months and nine months ended September 30, 2016, respectively, have been included in net income attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation.
Further, based on these calculations, 216,864,271 and 216,956,438 of vested Carlyle Holdings partnership units and 5,845,305 and 9,373,990 of unvested Carlyle Holdings partnership units for the three and nine months ended September 30, 2015, respectively, were dilutive. As a result, the net loss of non-controlling interests in Carlyle Holdings associated with the assumed exchange of $250.9 million and $67.8 million for the three and nine months ended September 30, 2015 has been included in net income (loss) attributable to The Carlyle Group L.P. for purposes of the dilutive earnings per common unit calculation. However, for the three and nine months ended September 30, 2015, 3,501,505 and 4,625,233 of unvested deferred restricted common units, respectively, were antidilutive, and therefore have been excluded.
On August 1, 2013, as part of acquiring the remaining 40% equity interests in AlpInvest, the Partnership issued 914,087 common units that are subject to vesting conditions. As of September 30, 2016, 38,911 common units remain unvested. The common units participate immediately in any Partnership distributions. Under ASC 260, these common units are considered participating securities and are required to be included in the computation of earnings per common unit pursuant to the two-class method.
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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

These common units were unvested at grant and vest over a period of up to five years. The unvested common units are accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The grant-date fair value of the unvested common units is charged to equity-based compensation on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 5%. For the three months ended September 30, 2016 and 2015, the Partnership recorded $0.2 million and $1.8 million in equity-based compensation expense associated with these awards, respectively. For the nine months ended September 30, 2016 and 2015, the Partnership recorded $1.5 million and $6.9 million in equity-based compensation expense associated with these awards.

As of September 30, 2016, the total unrecognized equity-based compensation expense related to unvested common units, considering estimated forfeitures, is $0.4 million, which is expected to be recognized over a weighted-average term of 0.9 years.

Unvested Carlyle Holdings Partnership Units
Unvested Carlyle Holdings partnership units are held by senior Carlyle professionals and other individuals engaged in Carlyle’s business and generally vest ratably over a six-year period. The unvested Carlyle Holdings partnership units are accounted for as equity-based compensation in accordance with ASC 718. The grant-date fair value of the unvested Carlyle Holdings partnership units are charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate of up to 2.5%. The Partnership recorded equity-based compensation expense associated with these awards of $40.8 million and $41.8 million for the three months ended September 30, 2016 and 2015, respectively, and $147.6 million and $147.9 million for the nine months ended September 30, 2016 and 2015, respectively. No tax benefits have been recorded related to the unvested Carlyle Holdings partnership units, as the vesting of these units does not result in a tax deduction to the corporate taxpayers.
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
As of September 30, 2016, the total unrecognized equity-based compensation expense related to unvested Carlyle Holdings partnership units, considering estimated forfeitures, is $275.9 million, which is expected to be recognized over a weighted-average term of 1.6 years.
Deferred Restricted Common Units
The deferred restricted common units are unvested when granted and vest ratably over a service period, which ranges up to six years. The grant-date fair value of the deferred restricted common units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a forfeiture rate that generally ranges from 2% to 7.5% and a per unit discount that generally ranges up to 40%, as these unvested awards do not participate in any Partnership distributions. During the first quarter of 2016, the Partnership revised its estimated forfeiture rates to a range of 2% to 7.5% from a previous range of 2% to 10%. The cumulative effect of the change in this estimate was not material. The Partnership recorded compensation expense of $40.6 million and $43.1 million for the three months ended September 30, 2016 and 2015, respectively, with $4.4 million and $4.0 million of corresponding deferred tax benefits, respectively. The Partnership recorded compensation expense of $116.8 million and $134.5 million for the nine months ended September 30, 2016 and 2015, respectively, with $13.5 million and $12.7 million of corresponding deferred tax benefits, respectively. As of September 30, 2016, the total unrecognized equity-based compensation expense related to unvested deferred restricted common units, considering estimated forfeitures, is $227.6 million, which is expected to be recognized over a weighted-average term of 1.9 years.
Equity-based awards issued to non-employees are recognized as general, administrative and other expenses. The expense associated with the deferred restricted common units granted to NGP personnel by the Partnership are recognized as a reduction of the Partnership’s investment income in NGP Management. The grant-date fair value of deferred restricted common units

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

granted to Carlyle’s non-employee directors is charged to expense on a straight-line basis over the vesting period. The cost of services received in exchange for an equity-based award issued to consultants is measured at each vesting date. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. The expense for equity-based awards issued to non-employees was not significant for the three and nine months ended September 30, 2016 and 2015.
Phantom Deferred Restricted Common Units
The phantom deferred restricted common units are unvested when granted and vest ratably over a service period of three years. Upon vesting, the units will be settled in cash. As the phantom deferred restricted common units will be settled in cash, they are accounted for as liability awards. The fair value of the units is re-measured at each reporting period until settlement and charged to equity-based compensation expense over the vesting period. Additionally, the calculation of the expense assumes a forfeiture rate of 7.5%. During the first quarter of 2016, the Partnership revised its estimated forfeiture rate to 7.5% from 10%. The cumulative effect of the change in this estimate was not material. Equity-based compensation expense and related tax benefits associated with these awards were not material for the three and nine months ended September 30, 2016 and 2015. Further, as of September 30, 2016, the total unrecognized equity-based compensation expense related to unvested phantom deferred restricted common units, considering estimated forfeitures, was not material and is expected to be recognized within the next year.
A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2016 and a summary of changes for the nine months ended September 30, 2016, are presented below:

	Carlyle Holdings		The Carlyle Group, L.P.
			Equity Settled Awards				Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Unvested Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	26,819,112	$22.18	18,420,434	$24.62	766,991	$27.41	6,741	$34.58
Granted	—	$—	5,619,372	$11.29	—	$—	—	$—
Vested	8,995,688	$22.00	6,726,993	$25.17	728,080	$27.71	3,480	$34.45
Forfeited	503,538	$22.00	1,243,783	$23.67	—	$—	741	$34.39
Balance, September 30, 2016	17,319,886	$22.26	16,069,030	$19.83	38,911	$21.67	2,520	$34.81

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
From 2013 through September 30, 2016, $365.7 million has been funded to Urbplan by the Partnership and its senior Carlyle professionals (including losses from related foreign currency forward contracts). The Partnership has funded $118.2 million of the $365.7 million and the remaining $247.5 million has been funded by senior Carlyle professionals indirectly through the Partnership. For the three months ended September 30, 2016, $10.0 million was funded to Urbplan, of which the Partnership funded the entire $10.0 million.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership may provide additional capital funding directly or indirectly to Urbplan in the future. Urbplan continues to seek capital funding from unaffiliated parties and seeks to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership will continue to provide financial support will be based on the circumstances at the time including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, the Partnership estimates that Urbplan may require up to $35 million of funding over the next twelve months. Should Urbplan fail to meet its obligations as they come due, Urbplan or the Partnership may be subject to additional claims and Urbplan could be required to seek bankruptcy protection.
The assets and liabilities recognized in the Partnership’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 related to Urbplan were as follows:

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Receivables and inventory of a consolidated real estate VIE:
Customer and other receivables	$99.6	$71.8
Inventory costs in excess of billings and advances	32.0	71.8
	$131.6	$143.6
Other assets of a consolidated real estate VIE:
Restricted investments	$13.9	$14.6
Fixed assets, net	0.1	0.8
Deferred tax assets	10.1	8.4
Other assets	17.2	23.8
	$41.3	$47.6
Loans payable of a consolidated real estate VIE, at fair value (principal amount of $148.2 million and $125.6 million as of September 30, 2016 and December 31, 2015, respectively)	$88.9	$75.4
Other liabilities of a consolidated real estate VIE:
Accounts payable	$14.9	$14.5
Other liabilities	83.4	69.9
	$98.3	$84.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The revenues and expenses recognized in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively, related to Urbplan were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(Dollars in millions)
Revenue of a consolidated real estate VIE
Land development services	$7.8	$35.5
Investment income	10.9	26.0
	$18.7	$61.5
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$4.7	$18.9
Interest expense	12.7	36.2
Change in fair value of loans payable	(2.5)	(2.6)
Compensation and benefits	2.1	5.5
G&A and other expenses	65.1	99.9
	$82.1	$157.9

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Revenue of a consolidated real estate VIE
Land development services	$9.7	$71.0
Investment income	1.2	2.9
	$10.9	$73.9
Interest and other expenses of a consolidated real estate VIE:
Costs of products sold and services rendered	$2.5	$45.7
Interest expense	13.3	33.6
Change in fair value of loans payable	3.0	12.6
Compensation and benefits	4.3	9.1
G&A and other expenses	3.7	23.4
	$26.8	$124.4

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
Inventory costs in excess of billings and advances – This balance consists primarily of capitalized land development cost, net of approximately $140.3 million and $104.5 million of customer advances received as of September 30, 2016 and December 31, 2015, respectively. Urbplan records valuation adjustments on inventory when events and circumstances indicate that the inventory may be impaired and when the cash flows estimated to be generated by the real estate project are less than its carrying amount. Real estate projects that demonstrate potential impairment indicators are tested for impairment by Urbplan by comparing the expected undiscounted cash flows for the real estate project to its carrying value. For those real estate projects whose carrying values exceed the expected undiscounted cash flows, Urbplan estimates the fair value of the real estate projects. Impairment charges are recorded if the fair value of the inventory is less than its carrying value. The estimates used in the

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

determination of the estimated fair value of the real estate projects were based on factors known to Urbplan at the time such estimates were made and the expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, Urbplan may be required to recognize additional impairment charges and write-offs related to real estate projects.

Loans payable of a consolidated real estate VIE – This balance consists of Urbplan’s borrowings for its real estate development activities. The estimated fair value approximates 60% of the outstanding principal amounts of the loans as of September 30, 2016. The fair value of the loans was based on discounted cash flow analyses which considered the liquidity and current financial condition of Urbplan and applicable discount rates. The Partnership has elected to re-measure the loans at fair value at each reporting period through the term of the loans. The principal amounts of the loans accrue interest at a variable rate based on an index plus an applicable margin. Interest rates are based on: (i) CDI plus a margin of 4.0% (18.1% as of September 30, 2016); (ii) IGP-M plus a margin of 12.0% (22.7% as of September 30, 2016); or (iii) IPCA plus a margin ranging from 8.8% to 15.0% (17.2% to 23.5% as of September 30, 2016). Outstanding principal amounts on the loans based on current contractual terms are payable as follows (Dollars in millions):

2016	$11.0
2017	15.5
2018	18.1
2019	22.3
2020	22.1
Thereafter	59.2
$148.2
Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2016, substantially all of Urbplan’s loans payable are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default.
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
Impairment – Urbplan evaluates its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable, but not less than annually. Impairment charges are recorded in general and administrative expenses within interest and other expenses of a consolidated real estate VIE.
As of September 30, 2016, Urbplan had outstanding commitments for land development services with an estimated $21.0 million of future costs to be incurred.

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
Global Market Strategies – The Global Market Strategies segment advises a group of funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (as regards certain macroeconomic strategies) currencies, and interest rate products and their derivatives.
Real Assets – The Real Assets segment is comprised of the Partnership’s operations that advise U.S. and international funds focused on real estate, infrastructure, energy and renewable energy transactions.
Investment Solutions – The Investment Solutions segment advises global private equity fund of funds programs and related co-investment and secondary activities through AlpInvest. This segment also includes Metropolitan, a global manager of real estate fund of funds and related co-investment and secondary activities, and DGAM, the Partnership’s fund of hedge funds and liquid alternatives platform. The Partnership commenced a wind down of the operations of DGAM during the three months ended March 31, 2016.
The Partnership’s reportable business segments are differentiated by their various investment focuses and strategies. Overhead costs are generally allocated based on direct base compensation expense for each segment. The Partnership includes adjustments to reflect the Partnership’s economic interests in Claren Road, ESG, and Carlyle Commodity Management (formerly known as Vermillion). Beginning in July 2015 in connection with the departure of certain Carlyle Commodity Management principals and the restructuring of its operations, the Partnership's economic interests were increased in stages to currently 88% (to the extent Carlyle Commodity Management exceeds certain performance hurdles). Otherwise, the Partnership's economic interest, and share of management fees of Carlyle Commodity Management, is 100%. Effective January 1, 2016, the Partnership's economic interest in Claren Road increased from 55% to 63% as a result of reallocation of interest from a departing founder. With respect to ESG, the Partnership's economic interest was 55% through June 30, 2016 (see Note 10). The Partnership’s earnings from its investment in NGP Management are presented in the respective operating captions within the Real Assets segment. The net income or loss from the consolidation of Urbplan allocable to the Partnership (after consideration of amounts allocable to non-controlling interests) is presented within investment income in the Real Assets segment.
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
Distributable Earnings (“DE”) is FRE plus realized net performance fees and realized investment income, and is used to assess performance and amounts potentially available for distribution. DE is used by management primarily in making resource deployment and compensation decisions across the Partnership’s four reportable segments. Management also uses Distributable Earnings in our budgeting, forecasting, and the overall management of our segments. Management makes operating decisions and assesses the performance of each of the Partnership’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Consolidated Funds. Consequently, the key performance measures discussed above and all segment data exclude the assets, liabilities and operating results related to the Consolidated Funds.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three months ended September 30, 2016 and as of and for the nine months ended September 30, 2016

	Three Months Ended September 30, 2016
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$122.9	$44.1	$60.3	$33.1	$260.4
Portfolio advisory fees, net	2.9	0.1	—	0.8	3.8
Transaction fees, net	1.4	—	—	—	1.4
Total fund level fee revenues	127.2	44.2	60.3	33.9	265.6
Performance fees
Realized	311.1	14.3	19.2	36.3	380.9
Unrealized	(124.2)	3.1	2.0	(6.8)	(125.9)
Total performance fees	186.9	17.4	21.2	29.5	255.0
Investment income (loss)
Realized	24.1	1.1	(14.1)	—	11.1
Unrealized	(9.6)	7.1	4.5	0.2	2.2
Total investment income (loss)	14.5	8.2	(9.6)	0.2	13.3
Interest income	0.9	1.1	0.4	0.1	2.5
Other income	1.3	1.2	0.4	0.2	3.1
Total revenues	330.8	72.1	72.7	63.9	539.5
Segment Expenses
Compensation and benefits
Direct base compensation	52.7	20.9	17.2	16.3	107.1
Indirect base compensation	17.8	7.5	8.9	2.7	36.9
Equity-based compensation	19.8	4.4	7.1	1.6	32.9
Performance fee related
Realized	143.5	6.6	8.7	35.8	194.6
Unrealized	(57.8)	1.3	(15.7)	(9.7)	(81.9)
Total compensation and benefits	176.0	40.7	26.2	46.7	289.6
General, administrative, and other indirect expenses	81.4	37.7	37.2	17.3	173.6
Depreciation and amortization expense	3.4	1.5	1.4	0.9	7.2
Interest expense	7.0	3.0	4.1	1.5	15.6
Total expenses	267.8	82.9	68.9	66.4	486.0
Economic Net Income (Loss)	$63.0	$(10.8)	$3.8	$(2.5)	$53.5
(-) Net Performance Fees	101.2	9.5	28.2	3.4	142.3
(-) Investment Income (Loss)	14.5	8.2	(9.6)	0.2	13.3
(+) Equity-based Compensation	19.8	4.4	7.1	1.6	32.9
(+) Reserve for Litigation and Contingencies	49.8	19.0	21.6	9.6	100.0
(=) Fee Related Earnings	$16.9	$(5.1)	$13.9	$5.1	$30.8
(+) Realized Net Performance Fees	167.6	7.7	10.5	0.5	186.3
(+) Realized Investment Income (Loss)	24.1	1.1	(14.1)	—	11.1
(=) Distributable Earnings	$208.6	$3.7	$10.3	$5.6	$228.2

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2016 and the Nine Months Then Ended
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$376.9	$147.4	$192.0	$103.7	$820.0
Portfolio advisory fees, net	11.2	0.7	0.1	0.8	12.8
Transaction fees, net	24.3	—	—	—	24.3
Total fund level fee revenues	412.4	148.1	192.1	104.5	857.1
Performance fees
Realized	775.2	21.5	79.8	42.7	919.2
Unrealized	(496.2)	4.6	165.8	19.9	(305.9)
Total performance fees	279.0	26.1	245.6	62.6	613.3
Investment income (loss)
Realized	46.6	2.7	(21.4)	—	27.9
Unrealized	(12.7)	14.9	6.5	(0.8)	7.9
Total investment income (loss)	33.9	17.6	(14.9)	(0.8)	35.8
Interest income	2.7	3.7	1.3	0.3	8.0
Other income	4.0	3.5	1.0	0.4	8.9
Total revenues	732.0	199.0	425.1	167.0	1,523.1
Segment Expenses
Compensation and benefits
Direct base compensation	165.8	66.3	55.4	49.9	337.4
Indirect base compensation	55.6	22.7	28.2	8.6	115.1
Equity-based compensation	56.0	13.8	20.3	5.1	95.2
Performance fee related
Realized	345.4	8.1	34.8	41.2	429.5
Unrealized	(219.9)	2.2	55.2	13.3	(149.2)
Total compensation and benefits	402.9	113.1	193.9	118.1	828.0
General, administrative, and other indirect expenses	144.3	77.1	70.7	34.6	326.7
Depreciation and amortization expense	10.2	4.6	4.4	2.6	21.8
Interest expense	21.2	8.5	12.1	4.5	46.3
Total expenses	578.6	203.3	281.1	159.8	1,222.8
Economic Net Income (Loss)	$153.4	$(4.3)	$144.0	$7.2	$300.3
(-) Net Performance Fees	153.5	15.8	155.6	8.1	333.0
(-) Investment Income (Loss)	33.9	17.6	(14.9)	(0.8)	35.8
(+) Equity-based Compensation	56.0	13.8	20.3	5.1	95.2
(+) Reserve for Litigation and Contingencies	49.8	19.0	21.6	9.6	100.0
(=) Fee Related Earnings	$71.8	$(4.9)	$45.2	$14.6	$126.7
(+) Realized Net Performance Fees	429.8	13.4	45.0	1.5	489.7
(+) Realized Investment Income (Loss)	46.6	2.7	(21.4)	—	27.9
(=) Distributable Earnings	$548.2	$11.2	$68.8	$16.1	$644.3
Segment assets as of September 30, 2016	$2,778.8	$783.8	$1,549.6	$919.5	$6,031.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the financial data for the Partnership’s four reportable segments for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$152.5	$52.3	$69.3	$37.8	$311.9
Portfolio advisory fees, net	2.8	0.1	0.1	—	3.0
Transaction fees, net	0.9	—	0.1	—	1.0
Total fund level fee revenues	156.2	52.4	69.5	37.8	315.9
Performance fees
Realized	258.6	11.8	57.7	5.0	333.1
Unrealized	(513.9)	(62.4)	(9.3)	31.4	(554.2)
Total performance fees	(255.3)	(50.6)	48.4	36.4	(221.1)
Investment income (loss)
Realized	11.0	3.1	(4.9)	—	9.2
Unrealized	(12.7)	(5.0)	2.1	0.1	(15.5)
Total investment income (loss)	(1.7)	(1.9)	(2.8)	0.1	(6.3)
Interest income	0.4	(0.4)	0.1	—	0.1
Other income	2.7	1.1	0.8	0.3	4.9
Total revenues	(97.7)	0.6	116.0	74.6	93.5
Segment Expenses
Compensation and benefits
Direct base compensation	59.1	22.4	20.4	19.8	121.7
Indirect base compensation	23.3	6.9	9.7	2.9	42.8
Equity-based compensation	17.0	5.0	6.2	2.6	30.8
Performance fee related
Realized	120.6	5.4	25.5	4.4	155.9
Unrealized	(235.0)	(28.6)	7.2	28.0	(228.4)
Total compensation and benefits	(15.0)	11.1	69.0	57.7	122.8
General, administrative, and other indirect expenses	36.4	14.0	17.0	10.7	78.1
Depreciation and amortization expense	3.3	1.3	1.2	0.8	6.6
Interest expense	7.8	2.6	2.6	1.4	14.4
Total expenses	32.5	29.0	89.8	70.6	221.9
Economic Net Income (Loss)	$(130.2)	$(28.4)	$26.2	$4.0	$(128.4)
(-) Net Performance Fees	(140.9)	(27.4)	15.7	4.0	(148.6)
(-) Investment Income (Loss)	(1.7)	(1.9)	(2.8)	0.1	(6.3)
(+) Equity-based Compensation	17.0	5.0	6.2	2.6	30.8
(=) Fee Related Earnings	$29.4	$5.9	$19.5	$2.5	$57.3
(+) Realized Net Performance Fees	138.0	6.4	32.2	0.6	177.2
(+) Realized Investment Income (Loss)	11.0	3.1	(4.9)	—	9.2
(=) Distributable Earnings	$178.4	$15.4	$46.8	$3.1	$243.7

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$443.5	$162.6	$197.1	$116.1	$919.3
Portfolio advisory fees, net	11.3	0.6	0.4	—	12.3
Transaction fees, net	3.7	—	0.4	—	4.1
Total fund level fee revenues	458.5	163.2	197.9	116.1	935.7
Performance fees
Realized	1,101.1	25.0	112.5	13.2	1,251.8
Unrealized	(583.0)	(40.1)	(38.3)	122.1	(539.3)
Total performance fees	518.1	(15.1)	74.2	135.3	712.5
Investment income (loss)
Realized	22.0	5.9	(94.7)	0.1	(66.7)
Unrealized	(4.6)	(10.7)	58.4	0.3	43.4
Total investment income (loss)	17.4	(4.8)	(36.3)	0.4	(23.3)
Interest income	0.9	0.2	0.2	0.1	1.4
Other income	8.1	3.7	2.4	1.0	15.2
Total revenues	1,003.0	147.2	238.4	252.9	1,641.5
Segment Expenses
Compensation and benefits
Direct base compensation	169.3	75.3	56.4	60.6	361.6
Indirect base compensation	71.1	22.1	30.8	9.8	133.8
Equity-based compensation	49.6	14.5	19.6	7.3	91.0
Performance fee related
Realized	494.8	11.8	46.0	10.9	563.5
Unrealized	(256.8)	(18.6)	28.4	113.6	(133.4)
Total compensation and benefits	528.0	105.1	181.2	202.2	1,016.5
General, administrative, and other indirect expenses	105.9	49.1	52.4	31.4	238.8
Depreciation and amortization expense	9.0	3.7	3.1	3.0	18.8
Interest expense	23.1	8.1	7.9	4.4	43.5
Total expenses	666.0	166.0	244.6	241.0	1,317.6
Economic Net Income (Loss)	$337.0	$(18.8)	$(6.2)	$11.9	$323.9
(-) Net Performance Fees	280.1	(8.3)	(0.2)	10.8	282.4
(-) Investment Income (Loss)	17.4	(4.8)	(36.3)	0.4	(23.3)
(+) Equity-based Compensation	49.6	14.5	19.6	7.3	91.0
(=) Fee Related Earnings	$89.1	$8.8	$49.9	$8.0	$155.8
(+) Realized Net Performance Fees	606.3	13.2	66.5	2.3	688.3
(+) Realized Investment Income (Loss)	22.0	5.9	(94.7)	0.1	(66.7)
(=) Distributable Earnings	$717.4	$27.9	$21.7	$10.4	$777.4

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$539.5	$43.0	$24.8	(a)	$607.3
Expenses	$486.0	$41.2	$134.6	(b)	$661.8
Other income	$—	$4.8	$—	(c)	$4.8
Economic net income	$53.5	$6.6	$(109.8)	(d)	$(49.7)

	Three Months Ended September 30, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$93.5	$259.4	$(55.4)	(a)	$297.5
Expenses	$221.9	$355.5	$217.9	(b)	$795.3
Other income (loss)	$—	$(20.6)	$(10.7)	(c)	$(31.3)
Economic net income (loss)	$(128.4)	$(116.7)	$(284.0)	(d)	$(529.1)
The following table reconciles the Total Segments to the Partnership’s Income Before Provision for Taxes for the nine months ended September 30, 2016 and 2015, and Total Assets as of September 30, 2016.

	September 30, 2016 and the Nine Months Then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,523.1	$107.8	$67.5	(a)	$1,698.4
Expenses	$1,222.8	$105.9	$339.4	(b)	$1,668.1
Other income	$—	$3.1	$—	(c)	$3.1
Economic net income	$300.3	$5.0	$(271.9)	(d)	$33.4
Total assets	$6,031.7	$3,601.9	$(130.0)	(e)	$9,503.6

	Nine Months Ended September 30, 2015
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,641.5	$742.7	$(93.8)	(a)	$2,290.4
Expenses	$1,317.6	$959.5	$388.8	(b)	$2,665.9
Other income	$—	$950.3	$(14.5)	(c)	$935.8
Economic net income	$323.9	$733.5	$(497.1)	(d)	$560.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	$50.6	$54.5	$175.3	$202.1
Acquisition related charges, including amortization of intangibles and impairment	27.7	209.6	67.0	247.9
Other non-operating expense (income)	(3.7)	(9.9)	0.8	(11.7)
Tax provision associated with performance fees	(2.0)	(5.1)	(16.1)	(19.4)
Non-Carlyle economic interests in acquired business	69.4	26.2	120.7	134.6
Severance and other adjustments	1.5	0.1	10.3	3.1
Elimination of expenses of Consolidated Funds	(8.9)	(57.5)	(18.6)	(167.8)
	$134.6	$217.9	$339.4	$388.8

(c)	The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Partnership’s total Other Income (Loss).

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)The following table is a reconciliation of Income Before Provision for Income Taxes to Economic Net Income, to Fee Related Earnings, and to Distributable Earnings (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) before provision for income taxes	$(49.7)	$(529.1)	$33.4	$560.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	50.6	54.5	175.3	202.1
Acquisition related charges, including amortization of intangibles and impairment	27.7	209.6	67.0	247.9
Other non-operating expense (income)	(3.7)	(9.9)	0.8	(11.7)
Tax provision associated with performance fees	(2.0)	(5.1)	(16.1)	(19.4)
Net (income) loss attributable to non-controlling interests in consolidated entities	29.1	152.4	29.8	(657.5)
Severance and other adjustments	1.5	(0.8)	10.1	2.2
Economic Net Income (Loss)	$53.5	$(128.4)	$300.3	$323.9
Net performance fees(1)	142.3	(148.6)	333.0	282.4
Investment income (loss)(1)	13.3	(6.3)	35.8	(23.3)
Equity-based compensation	32.9	30.8	95.2	91.0
Reserve for litigation and contingencies	100.0	—	100.0	—
Fee Related Earnings	$30.8	$57.3	$126.7	$155.8
Realized performance fees, net of related compensation	186.3	177.2	489.7	688.3
Realized investment income (loss)(1)	11.1	9.2	27.9	(66.7)
Distributable Earnings	$228.2	$243.7	$644.3	$777.4

(1) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$383.4	$(2.5)	$380.9
Unrealized	(168.7)	42.8	(125.9)
Total performance fees	214.7	40.3	255.0
Performance fee related compensation expense
Realized	189.0	5.6	194.6
Unrealized	(78.1)	(3.8)	(81.9)
Total performance fee related compensation expense	110.9	1.8	112.7
Net performance fees
Realized	194.4	(8.1)	186.3
Unrealized	(90.6)	46.6	(44.0)
Total net performance fees	$103.8	$38.5	$142.3
Investment income (loss)
Realized	$40.7	$(29.6)	$11.1
Unrealized	29.8	(27.6)	2.2
Investment income (loss)	$70.5	$(57.2)	$13.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$329.2	$3.9	$333.1
Unrealized	(575.8)	21.6	(554.2)
Total performance fees	(246.6)	25.5	(221.1)
Performance fee related compensation expense
Realized	155.2	0.7	155.9
Unrealized	(228.1)	(0.3)	(228.4)
Total performance fee related compensation expense	(72.9)	0.4	(72.5)
Net performance fees
Realized	174.0	3.2	177.2
Unrealized	(347.7)	21.9	(325.8)
Total net performance fees	$(173.7)	$25.1	$(148.6)
Investment income (loss)
Realized	$12.5	$(3.3)	$9.2
Unrealized	(22.0)	6.5	(15.5)
Total investment income (loss)	$(9.5)	$3.2	$(6.3)

	Nine Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$905.1	$14.1	$919.2
Unrealized	(334.3)	28.4	(305.9)
Total performance fees	570.8	42.5	613.3
Performance fee related compensation expense
Realized	423.0	6.5	429.5
Unrealized	(146.1)	(3.1)	(149.2)
Total performance fee related compensation expense	276.9	3.4	280.3
Net performance fees
Realized	482.1	7.6	489.7
Unrealized	(188.2)	31.5	(156.7)
Total net performance fees	$293.9	$39.1	$333.0
Investment income (loss)
Realized	$92.2	$(64.3)	$27.9
Unrealized	34.0	(26.1)	7.9
Investment income (loss)	$126.2	$(90.4)	$35.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,251.0	$0.8	$1,251.8
Unrealized	(629.7)	90.4	(539.3)
Total performance fees	621.3	91.2	712.5
Performance fee related compensation expense
Realized	561.7	1.8	563.5
Unrealized	(146.2)	12.8	(133.4)
Total performance fee related compensation expense	415.5	14.6	430.1
Net performance fees
Realized	689.3	(1.0)	688.3
Unrealized	(483.5)	77.6	(405.9)
Total net performance fees	$205.8	$76.6	$282.4
Investment income (loss)
Realized	$24.2	$(90.9)	$(66.7)
Unrealized	(17.7)	61.1	43.4
Total investment income (loss)	$6.5	$(29.8)	$(23.3)

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
18. Subsequent Events
In October 2016, the Board of Directors of the general partner of the Partnership declared a quarterly distribution of $0.50 per common unit to common unitholders of record at the close of business on November 8, 2016, payable on November 16, 2016.

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Partnership’s financial position as of September 30, 2016 and December 31, 2015 and results of operations for the three and nine months ended September 30, 2016 and 2015. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,043.3	$—	$—	$1,043.3
Cash and cash equivalents held at Consolidated Funds	—	174.1	—	174.1
Restricted cash	16.9	—	—	16.9
Corporate treasury investments	95.1	—	—	95.1
Accrued performance fees	2,776.6	—	—	2,776.6
Investments	1,244.0	—	(125.5)	1,118.5
Investments of Consolidated Funds	—	3,390.9	—	3,390.9
Due from affiliates and other receivables, net	207.8	—	(4.5)	203.3
Due from affiliates and other receivables of Consolidated Funds, net	—	36.9	—	36.9
Receivables and inventory of a consolidated real estate VIE	131.6	—	—	131.6
Fixed assets, net	101.5	—	—	101.5
Deposits and other	39.9	—	—	39.9
Other assets of a consolidated real estate VIE	41.3	—	—	41.3
Intangible assets, net	106.6	—	—	106.6
Deferred tax assets	227.1	—	—	227.1
Total assets	$6,031.7	$3,601.9	$(130.0)	$9,503.6
Liabilities and partners’ capital
Debt obligations	$1,277.2	$—	$—	$1,277.2
Loans payable of Consolidated Funds	—	3,272.0	—	3,272.0
Loans payable of a consolidated real estate VIE at fair value (principal amount of $148.2 million)	88.9	—	—	88.9
Accounts payable, accrued expenses and other liabilities	396.4	—	—	396.4
Accrued compensation and benefits	1,857.5	—	—	1,857.5
Due to affiliates	222.6	0.2	—	222.8
Deferred revenue	199.6	—	—	199.6
Deferred tax liabilities	88.0	—	—	88.0
Other liabilities of Consolidated Funds	—	232.3	(32.0)	200.3
Other liabilities of a consolidated real estate VIE	98.3	—	—	98.3
Accrued giveback obligations	224.4	—	—	224.4
Total liabilities	4,452.9	3,504.5	(32.0)	7,925.4
Redeemable non-controlling interests in consolidated entities	6.2	—	—	6.2
Partners’ capital	438.7	24.9	(24.9)	438.7
Accumulated other comprehensive loss	(85.7)	0.2	(0.5)	(86.0)
Non-controlling interests in consolidated entities	200.7	0.5	—	201.2
Non-controlling interests in Carlyle Holdings	1,018.9	71.8	(72.6)	1,018.1
Total partners’ capital	1,572.6	97.4	(98.0)	1,572.0
Total liabilities and partners’ capital	$6,031.7	$3,601.9	$(130.0)	$9,503.6

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

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$259.1	$—	$(4.0)	$255.1
Performance fees
Realized	383.4	—	—	383.4
Unrealized	(168.7)	—	—	(168.7)
Total performance fees	214.7	—	—	214.7
Investment income (loss)
Realized	40.3	—	0.4	40.7
Unrealized	43.0	—	(13.2)	29.8
Investment income (loss)	83.3	—	(12.8)	70.5
Interest and other income	5.4	—	(0.1)	5.3
Interest and other income of Consolidated Funds	—	43.0	—	43.0
Revenue of a consolidated real estate VIE	18.7	—	—	18.7
Total revenues	581.2	43.0	(16.9)	607.3
Expenses
Compensation and benefits
Base compensation	154.3	—	—	154.3
Equity-based compensation	81.4	—	—	81.4
Performance fee related
Realized	189.0	—	—	189.0
Unrealized	(78.1)	—	—	(78.1)
Total compensation and benefits	346.6	—	—	346.6
General, administrative and other expenses	188.9	—	—	188.9
Interest	15.6	—	—	15.6
Interest and other expenses of Consolidated Funds	—	41.2	(8.9)	32.3
Interest and other expenses of a consolidated real estate VIE	82.1	—	—	82.1
Other non-operating income	(3.7)	—	—	(3.7)
Total expenses	629.5	41.2	(8.9)	661.8
Other income
Net investment gains of Consolidated Funds	—	4.8	—	4.8
Income (loss) before provision for income taxes	(48.3)	6.6	(8.0)	(49.7)
Provision for income taxes	1.0	—	—	1.0
Net income (loss)	(49.3)	6.6	(8.0)	(50.7)
Net loss attributable to non-controlling interests in consolidated entities	(27.7)	—	(1.4)	(29.1)
Net income (loss) attributable to Carlyle Holdings	(21.6)	6.6	(6.6)	(21.6)
Net loss attributable to non-controlling interests in Carlyle Holdings	(22.4)	—	—	(22.4)
Net income attributable to The Carlyle Group L.P.	$0.8	$6.6	$(6.6)	$0.8

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$827.5	$—	$(10.4)	$817.1
Performance fees
Realized	905.3	—	(0.2)	905.1
Unrealized	(334.3)	—	—	(334.3)
Total performance fees	571.0	—	(0.2)	570.8
Investment income
Realized	92.7	—	(0.5)	92.2
Unrealized	45.1	—	(11.1)	34.0
Investment income	137.8	—	(11.6)	126.2
Interest and other income	16.3	—	(1.3)	15.0
Interest and other income of Consolidated Funds	—	107.8	—	107.8
Revenue of a consolidated real estate VIE	61.5	—	—	61.5
Total revenues	1,614.1	107.8	(23.5)	1,698.4
Expenses
Compensation and benefits
Base compensation	470.5	—	—	470.5
Equity-based compensation	265.8	—	—	265.8
Performance fee related
Realized	423.0	—	—	423.0
Unrealized	(146.1)	—	—	(146.1)
Total compensation and benefits	1,013.2	—	—	1,013.2
General, administrative and other expenses	362.6	—	—	362.6
Interest	46.3	—	—	46.3
Interest and other expenses of Consolidated Funds	—	105.9	(18.6)	87.3
Interest and other expenses of a consolidated real estate VIE	157.9	—	—	157.9
Other non-operating expenses	0.8	—	—	0.8
Total expenses	1,580.8	105.9	(18.6)	1,668.1
Other income
Net investment gains of Consolidated Funds	—	3.1	—	3.1
Income (loss) before provision for income taxes	33.3	5.0	(4.9)	33.4
Provision for income taxes	32.7	—	—	32.7
Net income	0.6	5.0	(4.9)	0.7
Net loss attributable to non-controlling interests in consolidated entities	(29.9)	—	0.1	(29.8)
Net income attributable to Carlyle Holdings	30.5	5.0	(5.0)	30.5
Net income attributable to non-controlling interests in Carlyle Holdings	15.2	—	—	15.2
Net income attributable to The Carlyle Group L.P.	$15.3	$5.0	$(5.0)	$15.3

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$316.7	$—	$(38.4)	$278.3
Performance fees
Realized	334.4	—	(5.2)	329.2
Unrealized	(569.9)	—	(5.9)	(575.8)
Total performance fees	(235.5)	—	(11.1)	(246.6)
Investment income (loss)
Realized	15.6	—	(3.1)	12.5
Unrealized	(24.6)	—	2.6	(22.0)
Total investment income (loss)	(9.0)	—	(0.5)	(9.5)
Interest and other income	5.5	—	(0.5)	5.0
Interest and other income of Consolidated Funds	—	259.4	—	259.4
Revenue of a consolidated real estate VIE	10.9	—	—	10.9
Total revenues	88.6	259.4	(50.5)	297.5
Expenses
Compensation and benefits
Base compensation	163.5	—	—	163.5
Equity-based compensation	86.8	—	—	86.8
Performance fee related
Realized	155.2	—	—	155.2
Unrealized	(228.1)	—	—	(228.1)
Total compensation and benefits	177.4	—	—	177.4
General, administrative and other expenses	288.5	—	1.1	289.6
Interest	14.5	—	—	14.5
Interest and other expenses of Consolidated Funds	—	355.5	(58.6)	296.9
Interest and other expenses of a consolidated real estate VIE	26.8	—	—	26.8
Other non-operating income	(9.9)	—	—	(9.9)
Total expenses	497.3	355.5	(57.5)	795.3
Other income (loss)
Net investment losses of Consolidated Funds	—	(20.6)	(10.7)	(31.3)
Loss before provision for income taxes	(408.7)	(116.7)	(3.7)	(529.1)
Benefit for income taxes	(4.1)	—	—	(4.1)
Net loss	(404.6)	(116.7)	(3.7)	(525.0)
Net loss attributable to non-controlling interests in consolidated entities	(32.0)	—	(120.4)	(152.4)
Net loss attributable to Carlyle Holdings	(372.6)	(116.7)	116.7	(372.6)
Net loss attributable to non-controlling interests in Carlyle Holdings	(288.7)	—	—	(288.7)
Net loss attributable to The Carlyle Group L.P.	$(83.9)	$(116.7)	$116.7	$(83.9)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$948.0	$—	$(117.9)	$830.1
Performance fees
Realized	1,264.1	—	(13.1)	1,251.0
Unrealized	(613.1)	—	(16.6)	(629.7)
Total performance fees	651.0	—	(29.7)	621.3
Investment income (loss)
Realized	(49.3)	—	73.5	24.2
Unrealized	25.9	—	(43.6)	(17.7)
Total investment income (loss)	(23.4)	—	29.9	6.5
Interest and other income	17.8	—	(1.9)	15.9
Interest and other income of Consolidated Funds	—	742.7	—	742.7
Revenue of a consolidated real estate VIE	73.9	—	—	73.9
Total revenues	1,667.3	742.7	(119.6)	2,290.4
Expenses
Compensation and benefits
Base compensation	472.2	—	—	472.2
Equity-based compensation	291.0	—	—	291.0
Performance fee related
Realized	561.7	—	—	561.7
Unrealized	(146.2)	—	—	(146.2)
Total compensation and benefits	1,178.7	—	—	1,178.7
General, administrative and other expenses	539.2	—	—	539.2
Interest	43.6	—	—	43.6
Interest and other expenses of Consolidated Funds	—	959.5	(167.8)	791.7
Interest and other expenses of a consolidated real estate VIE	124.4	—	—	124.4
Other non-operating income	(11.7)	—	—	(11.7)
Total expenses	1,874.2	959.5	(167.8)	2,665.9
Other income (loss)
Net investment gains of Consolidated Funds	—	950.3	(14.5)	935.8
Income (loss) before provision for income taxes	(206.9)	733.5	33.7	560.3
Provision for income taxes	12.4	—	—	12.4
Net income (loss)	(219.3)	733.5	33.7	547.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(109.7)	—	767.2	657.5
Net income (loss) attributable to Carlyle Holdings	(109.6)	733.5	(733.5)	(109.6)
Net loss attributable to non-controlling interests in Carlyle Holdings	(95.8)	—	—	(95.8)
Net income (loss) attributable to The Carlyle Group L.P.	$(13.8)	$733.5	$(733.5)	$(13.8)

The Carlyle Group L.P.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$0.6	$(219.3)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52.6	281.7
Equity-based compensation	265.8	291.0
Excess tax benefits related to equity-based compensation	—	(1.4)
Non-cash performance fees	108.0	584.4
Other non-cash amounts	(19.2)	41.8
Investment (income) loss	(135.8)	32.6
Purchases of investments and trading securities	(262.7)	(99.2)
Proceeds from the sale of investments and trading securities	236.7	382.6
Payments of contingent consideration	(82.6)	(17.8)
Change in deferred taxes, net	3.7	(12.0)
Change in due from affiliates and other receivables	0.7	(3.4)
Change in receivables and inventory of a consolidated real estate VIE	45.1	(49.5)
Change in deposits and other	6.0	(9.3)
Change in other assets of a consolidated real estate VIE	33.1	(10.5)
Change in accounts payable, accrued expenses and other liabilities	71.8	(82.9)
Change in accrued compensation and benefits	32.4	(212.8)
Change in due to affiliates	(22.4)	253.5
Change in other liabilities of a consolidated real estate VIE	(1.2)	43.9
Change in deferred revenue	154.9	111.4
Net cash provided by operating activities	487.5	1,304.8
Cash flows from investing activities
Change in restricted cash	1.8	(217.9)
Purchases of fixed assets, net	(13.3)	(49.8)
Net cash used in investing activities	(11.5)	(267.7)
Cash flows from financing activities
Proceeds from debt obligations	20.6	—
Net payments on loans payable of a consolidated real estate VIE	(27.3)	(53.1)
Payments of contingent consideration	(3.3)	(8.0)
Excess tax benefits related to equity-based compensation	—	1.4
Distributions to common unitholders	(98.5)	(206.0)
Distributions to non-controlling interest holders in Carlyle Holdings	(300.9)	(702.4)
Contributions from non-controlling interest holders	75.3	104.5
Distributions to non-controlling interest holders	(85.5)	(92.1)
Net proceeds from issuance of common units, net of offering costs	—	209.9
Acquisition of non-controlling interests in Carlyle Holdings	—	(209.9)
Units repurchased	(53.6)	—
Change in due to/from affiliates financing activities	49.5	4.4
Net cash used in financing activities	(423.7)	(951.3)
Effect of foreign exchange rate changes	(0.5)	(20.3)
Increase in cash and cash equivalents	51.8	65.5
Cash and cash equivalents, beginning of period	991.5	1,242.0
Cash and cash equivalents, end of period	$1,043.3	$1,307.5

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
Overview
We conduct our operations through four reportable segments: Corporate Private Equity, Global Market Strategies, Real Assets and Investment Solutions.

•
Corporate Private Equity — Our Corporate Private Equity segment advises our 21 buyout and 11 growth capital funds, which seek a wide variety of investments of different sizes and growth potentials. As of September 30, 2016, our Corporate Private Equity segment had approximately $55 billion in AUM and approximately $38 billion in Fee-earning AUM.

•
Global Market Strategies — Our Global Market Strategies segment advises a group of 56 funds that pursue investment opportunities across structured credit, distressed debt, corporate and energy mezzanine debt, middle-market and senior debt as well as 11 hedge funds. As of September 30, 2016, our Global Market Strategies segment had approximately $34 billion in AUM and approximately $29 billion in Fee-earning AUM.

•
Real Assets — Our Real Assets segment advises our nine U.S. and internationally focused real estate funds, our infrastructure fund, our two power funds, our international energy fund, as well as our four Legacy Energy funds (funds that we jointly advise with Riverstone). The segment also includes six NGP management fee funds and three carry funds advised by NGP. As of September 30, 2016, our Real Assets segment had approximately $36 billion in AUM and over $29 billion in Fee-earning AUM.

•
Investment Solutions — Our Investment Solutions segment advises global private equity and real estate fund of funds programs and related co-investment and secondary activities across 164 fund of funds vehicles. As of September 30, 2016, our Investment Solutions segment had approximately $45 billion in AUM and over $28 billion in Fee-earning AUM.

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

Our Family of Funds
The following chart presents the name (acronym), total capital commitments (in the case of our carry funds, structured credit funds, certain fund of funds vehicles, and the NGP management fee funds), assets under management (in the case of our hedge funds, fund of hedge funds vehicles, and other structured products), gross assets (in the case of our business development companies), and vintage year of the active funds in each of our segments, as of September 30, 2016. We present total capital commitments (as opposed to assets under management) for our closed-end investment funds because we believe this metric provides the most useful information regarding the relative size and scale of such funds. In the case of our products which are open-ended, and accordingly do not have permanent committed capital, we generally believe the most useful metric regarding relative size and scale is assets under management.

Corporate Private Equity			Global Market Strategies			Real Assets
Buyout Carry Funds			Structured Credit			Real Estate Carry Funds
Carlyle Partners (U.S.)			Cash CLOs			Carlyle Realty Partners (U.S.)
CP VI	$13.0 bn	2013	U.S.	$16.4 bn	1999-2016	CRP VII	$4.2 bn	2014
CP V	$13.7 bn	2007	Europe	€8.0 bn	2005-2016	CRP VI	$2.3 bn	2011
CP IV	$7.9 bn	2005	Structured Credit Carry Funds			CRP V	$3.0 bn	2006
Global Financial Services Partners			CSC	$102 mm	2016	CRP IV	$950 mm	2005
CGFSP II	$1.0 bn	2013	CASCOF	$445 mm	2015	CRP III	$564 mm	2001
CGFSP I	$1.1 bn	2008	Private Credit			Carlyle Europe Real Estate Partners
Carlyle Europe Partners			Business Development Companies[2]			CEREP III	€2.2 bn	2007
CEP IV	€3.7 bn	2014	Carlyle GMS Finance, Inc.	$1.5 bn	2013	CEREP II	€763 mm	2005
CEP III	€5.3 bn	2007	NF Investment Corp	$300 mm	2013	Carlyle Asia Real Estate Partners
CEP II	€1.8 bn	2003	Corporate Mezzanine Carry Funds			CAREP II	$486 mm	2008
Carlyle Asia Partners			CMP II	$553 mm	2008	Core Plus Real Estate (U.S.)
CAP IV	$3.9 bn	2013	CMP I	$436 mm	2004	CPI	$485 mm	2016
CBPF	RMB 2.0 bn	2010	Energy Credit Carry Funds			Natural Resources Funds
CAP III	$2.6 bn	2008	CEMOF II	$2.8 bn	2015	Infrastructure Carry Fund
CAP II	$1.8 bn	2006	CEMOF I	$1.4 bn	2010	CIP I	$1.1 bn	2006
Carlyle Japan Partners			Distressed Credit Carry Funds			Power Carry Funds
CJP III	¥119.5 bn	2013	CSP IV	$1.6 bn	2016	CPP II	$1.5 bn	2014
CJP II	¥165.6 bn	2006	CSP III	$703 mm	2011	CPOCP	$478 mm	2013
CJP I	¥50.0 bn	2001	CSP II	$1.4 bn	2007	International Energy Carry Fund
Carlyle Mexico Partners			Hedge Fund Vehicles[1]			CIEP	$2.5 bn	2013
Mexico	$134 mm	2005				NGP Energy Carry Funds
Carlyle MENA Partners			Investment Solutions[4]			NGP XI	$5.3 bn	2014
MENA I	$471 mm	2008	AlpInvest			NGP X	$3.6 bn	2012
Carlyle South American Buyout Fund			Fund of Private Equity Funds			NGP Agribusiness Carry Fund
CSABF I	$776 mm	2009	58 vehicles	€40.9 bn	2000-2016	NGP GAP	$402 mm	2014
Carlyle Sub-Saharan Africa Fund			Secondary Investments			NGP Management Fee Funds
CSSAF I	$698 mm	2012	41 vehicles	€12.8 bn	2000-2016	Various[3]	$7.8 bn	2004-2008
Carlyle Peru Fund			Co-Investments			Legacy Energy Carry Funds
CPF I	$308 mm	2012	39 vehicles	€12.1 bn	2000-2016	Carlyle/Riverstone Global Energy
Carlyle Global Partners			Metropolitan Real Estate			Energy IV	$6.0 bn	2008
CGP	$3.6 bn	2015	Real Estate Fund of Funds			Energy III	$3.8 bn	2005
Growth Carry Funds			26 vehicles	$3.2 bn	2003-2016	Energy II	$1.1 bn	2003
Carlyle U.S. Venture/Growth Partners						Carlyle/Riverstone Renewable Energy
CEOF II	$2.4 bn	2015				Renew II	$3.4 bn	2008
CEOF I	$1.1 bn	2011
CUSGF III	$605 mm	2006
CVP II	$602 mm	2001
Carlyle Europe Technology Partners
CETP III	€657 mm	2014
CETP II	€522 mm	2008
CETP I	€222 mm	2005
Carlyle Asia Venture/Growth Partners
CAGP V	$197 mm	2016
CAGP IV	$1.0 bn	2008
CAGP III	$680 mm	2005
Carlyle Cardinal Ireland
CCI	€292 mm	2014

Note: All amounts shown represent total capital commitments as of September 30, 2016 unless otherwise noted. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

(1)
Hedge fund AUM within GMS was $5.2 billion as of September 30, 2016. ESG assets were transferred to the ESG founders in a transaction that closed in October 2016, reducing Total AUM by $3.6 billion. Over the next several quarters, our remaining hedge fund partnerships expect to return approximately $1.0 billion in additional redemptions to fund investors.

(2)	Amounts represent gross assets as of September 30, 2016.

(3)	Includes NGP ETP I, NGP M&R, NGP ETP II, NGP VII, NGP VIII and NGP IX.

(4)	Remaining DGAM AUM in wind-down was approximately $0.2 billion as of September 30, 2016.

Trends Affecting our Business

During the third quarter, the global economy continued to expand at roughly the same sluggish pace observed during the first half of the year. After dropping in the wake of the “Brexit” referendum in the United Kingdom, the prices of most categories of assets rose during the third quarter.  For the nine months ended September 30, 2016, the MSCI World Index and S&P 500 rose by 5% and 6%, respectively. Bolstered by stabilization in China and a sense that the growth rate in emerging market economies had bottomed, the MSCI Emerging Markets Index increased by 8.32% between the end of the second quarter and September 30, 2016. Credit spreads narrowed during the third quarter, with average speculative grade spreads in the U.S. tightening by 145 basis points. Although transaction finance conditions have improved meaningfully since earlier in the year, credit spreads still remain 140 basis points above the post-crisis lows of June 2014.

Credit for transactions generally remains available, although high valuations have continued to hamper merger and acquisition activity. Between January and September 2016, global transactions totaled less than $2.6 trillion, a 22% drop compared with the same period in 2015. This decline was led by U.S. targeted M&A, which fell 30% year-on-year. Financial sponsors’ share of deals also fell slightly from 12% in 2015 to 10% for the first three quarters of 2016, according to Dealogic. Despite these conditions, we were able to take advantage of high asset prices, which enhance our ability to exit at attractive multiples, and realized $6.6 billion in proceeds for our carry fund investors during the quarter. Our Investment Solutions investment vehicles also seized the market opportunity and distributed more than €1.9 billion to investors in the third quarter.

Although this high asset price environment creates challenging circumstances in which to deploy our capital, we were able to invest $1.6 billion in the third quarter and $12.5 billion over the last twelve months in our carry funds, which is up significantly over the $6.5 billion we invested during the prior twelve month period.  Across our Investment Solutions business, we also found attractive opportunities in secondaries, coinvestments and fund investments and invested more than €1 billion during the third quarter. Although we continue to remain dedicated to maintaining our investment standards and risk return levels, earning comparable returns on our new investments in the present environment will generally be more difficult than in the past when growth rates and market yields were higher. Entering the fourth quarter, we have $40.2 billion in remaining carry fund dry powder (and $54.4 billion in remaining dry powder across the firm) and are well-positioned to take advantage of new investment opportunities that meet our investment criteria as they arise during the remainder of the year and beyond.

During the third quarter, our overall carry fund portfolio valuation increased 3%, with a 3% increase in our Corporate Private Equity funds and a 4% increase in our Real Assets Funds, which was driven by 12% appreciation in our Natural Resources Funds. Our Global Market Strategies carry funds were flat in the third quarter.  Our private portfolio appreciated by 4% and our public portfolio appreciated by 3% during the quarter. Year to date, our overall carry fund portfolio has appreciated 9%.

Profitability in our Global Markets Strategies segment has generally trended down since 2013 due to the lack of material performance fees from our hedge funds as well as from growing losses from some of our hedge funds and related commodities products. Investment in new product development in this segment has also contributed to lower earnings. We expect that the Global Market Strategies segment will operate at a Fee-Related Earnings loss for 2016. Given the challenges experienced in Global Market Strategies, we conducted a review of the segment and decided to reduce our exposure to shorter-term trading businesses, while focusing our resources on growing our global credit business. In September 2016, we hired a new head of global credit and in October 2016, we transferred our ownership interest in ESG back to its founders, thereby reducing our Fee-Earning AUM by $3.6 billion. After anticipated redemptions in our remaining hedge fund products, we expect that our remaining hedge fund Fee-Earning AUM will be approximately $1 billion by year end.
Recent Transactions
Distribution
In October 2016, the Board of Directors of our general partner declared a quarterly distribution of $0.50 per common unit to common unitholders of record at the close of business on November 8, 2016, payable on November 16, 2016.

Transaction with ESG
On October 31, 2016, the Partnership closed a transaction with the founders of Emerging Sovereign Group and its subsidiaries and affiliates (collectively, “ESG”), and transferred the Partnership's 55% ownership interest in ESG to its founders. See Note 10 of the condensed consolidated financial statements for more information.

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
Management fees for funds in our corporate private equity funds, closed-end carry funds in the global market strategies segment and real assets funds generally range from 1% to 2% of commitments during the investment period of the relevant fund. Large funds tend to have lower effective management fee rates, while smaller funds tend to have effective management fee rates approaching 2.0%. Following the expiration or termination of the investment period of such funds, the management fees generally step-down to between 0.2% and 2.0% generally on the lower of cost or fair value of capital invested; however, certain of our managed accounts, as well as longer-dated carry funds, earn management fees at all times on contributions for unrealized investments or the current value of the investment. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are called semiannually in advance and are recognized as earned over the subsequent six month period. As a result, cash on hand and deferred revenue will generally be higher at or around January and July, which are the semiannual due dates for management fees.
Management fees for our private equity and real estate fund of funds vehicles generally range from 0.3% to 1.0% on the vehicle’s capital commitments during the commitment fee period of the relevant fund or the weighted-average investment period of the underlying funds. Following the expiration of the commitment fee period or weighted-average investment period of such funds, the management fees generally range from 0.3% to 1.0% on the lower of cost or fair value of the capital invested, the NAV for unrealized investments, or the contributions for unrealized investments; however, certain managed accounts earn management fees at all times on contributions for unrealized investments. Management fees for our Investment Solutions segment are generally due quarterly and are recognized over the related quarter.
Our hedge funds generally pay management fees quarterly that range from 1.25% to 1.55% of NAV per year. Management fees for our business development companies are due quarterly in arrears at annual rates that range from 0.25% to 1.0% of gross assets, excluding cash and cash equivalents. Management fees for our CLOs and other structured products typically range from 0.15% to 1.0% on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly or semiannually based on the terms and recognized over the relevant period. Our management fees for our CLOs/structured products funds are governed by indentures and collateral management agreements.
With respect to ESG, we retain a specified percentage of the management fees of the businesses based on our economic interest in the management companies of 55% through June 30, 2016. See Note 10 of our condensed consolidated financial statements for more information.
Through the second quarter of 2015, we retained 55% of the management fees of Carlyle Commodity Management L.L.C. (“Carlyle Commodity Management”, formerly known as Vermillion) based on our 55% economic interest in Carlyle Commodity Management. Beginning in July 2015 in connection with the departure of certain Carlyle Commodity Management principals and the restructuring of its operations, our economic interests were increased in stages to currently 88% (to the extent Carlyle Commodity Management exceeds certain performance hurdles). Otherwise, our economic interest, and share of management fees of Carlyle Commodity Management, is 100%.

Through December 31, 2015, we retained 55% of the management fees of Claren Road. Effective January 1, 2016, based on the reallocation of a departing founder's interest, we are entitled to approximately 63% of the management fees of Claren Road.
Management fees attributable to Carlyle Partners VI, L.P. (“CP VI”), our sixth U.S. buyout fund with approximately $12.0 billion of Fee-earning AUM as of September 30, 2016, were approximately 15% of total management fees recognized during both the three and nine months ended September 30, 2016, respectively, and 14% for both the three months and nine months ended September 30, 2015. Management fees attributable to Carlyle Europe Partners IV, L.P. (“CEP IV”), our fourth Europe buyout fund, were approximately 10% of total management fees recognized during the three months ended September 30, 2015. No other fund generated over 10% of total management fees in the periods presented.

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
Performance Fees. Performance fees consist principally of the special residual allocation of profits to which we are entitled, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” We are generally entitled to a 20% allocation (or 10% to 20% on certain longer-dated carry funds as well as some external coinvestment vehicles, or approximately 2% to 10% in the case of most of our fund of funds vehicles) of the realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally 7% to 9% (or 4% to 7% for certain longer-dated carry funds) and the return of certain fund costs (subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest revenue, which is a component of performance fees in our consolidated financial statements, is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance fees reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance fees earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “— Trends Affecting our Business” for further discussion. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the investment fund’s cumulative returns are in excess of the preferred return and (iv) we have decided to collect carry rather than return additional capital to limited partner investors. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, and the length of time the fund has been in carry, as well as other qualitative measures. The portion of performance fees that are realized and unrealized in each period are separately reported in our statement of operations.
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
Performance fees for the three months ended September 30, 2016 were generated primarily from the following funds:

•	$183.4 million from CP VI (with total AUM of approximately $13.4 billion),

•	$(53.1) million from Carlyle Realty Partners V, L.P. (“CRP V”) (with total AUM of approximately $1.7 billion), and

•	$(22.4) million from Carlyle Asia Partners III, L.P. (“CAP III”) (with total AUM of approximately $2.0 billion).
Performance fees for the nine months ended September 30, 2016 were generated primarily from the following funds:

•	$184.8 million from CP VI,

•	$79.2 million from Carlyle Partners V, L.P. (“CP V”), and

•	$74.2 million from CRP VII.
No other fund generated over 10% of performance fees during the three and nine months ended September 30, 2016.
Performance fees for the three months ended September 30, 2015 were generated primarily from the following funds:
•$35.5 million from CRP V,
•$26.1 million from Carlyle Realty Partners VI, L.P. (“CRP VI”),
•$(129.4) million from CP V,
•$(55.4) million from Carlyle Asia Growth Partners IV, L.P. (“CAGP IV”),
•$(48.3) million from Carlyle Energy Mezzanine Opportunity Fund (“CEMOF”),
•$(41.6) million from Carlyle/Riverstone Global Energy and Power Fund IV, L.P. (“Energy IV”), and
•$(26.4) million from Carlyle Partners IV, L.P. (“CP IV”).
Performance fees for the nine months ended September 30, 2015 were generated primarily from the following funds:
•$174.7 million from Carlyle Europe Partners III, L.P. (“CEP III”),
•$112.6 million from CP V,
•$84.8 million from CRP VI,
•$(100.3) million from Carlyle/Riverstone Global Energy and Power Fund III, L.P. (“Energy III”), and
•$(65.5) million from Energy IV.

No other fund generated over 10% of performance fees during the three months and nine months ended September 30, 2015.
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
For any given period, performance fee revenue on our statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2016 and 2015, the reversals of performance fees were $121.8 million and $388.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the reversals of performance fees were $95.0 million and $234.6 million, respectively.
Additionally, unrealized performance fees reverse when performance fees are realized, and can be negative if the amount of realized performance fees exceed total performance fees generated in the period.
As of September 30, 2016, accrued performance fees and accrued giveback obligations were approximately $2.8 billion and $224.4 million, respectively, after amounts eliminated related to the Consolidated Funds. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2016 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the fund investments until they are realized. As of September 30, 2016, approximately $142.2 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to Carlyle Holdings is $82.2 million.
In addition, realized performance fees may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at September 30, 2016, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance fees subject to potential giveback would be approximately $1.3 billion on an after-tax basis where applicable. See the related discussion of “Contingent Obligations (Giveback)” within “— Liquidity and Capital Resources.” Since Carlyle’s inception, we have repaid a total of approximately $101.2 million in aggregate giveback obligations, which was funded primarily through collection of employee receivables related to giveback obligations and from non-controlling interests for their portion of the obligation. As a result, approximately $1.3 million of the $101.2 million in aggregate giveback obligations was paid by the Partnership.
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
In addition, in our discussion of our non-GAAP results, we use the term “net performance fees” to refer to the performance fees from our funds net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as performance fee related compensation expense. We use the term “realized net performance fees” to refer to realized performance fees from our funds, net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance fee related compensation expense. See “— Non-GAAP Financial Measures” for the amount of realized and unrealized performance fees recognized each period. See “— Segment Analysis” for the realized and unrealized performance fees by segment and related discussion for each period.

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

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2016 (amounts in millions):

	As of September 30, 2016
	Corporate Private Equity	Global Market Strategies	Real Assets	Investment Solutions	Total
Consolidated Results
Level I	$3,360	$3,775	$3,304	$891	$11,330
Level II	344	710	586	—	1,640
Level III	28,731	22,665	19,974	30,188	101,558
Total Fair Value	32,435	27,150	23,864	31,079	114,528
Other Net Asset Value	1,452	860	(1,533)	(604)	175
Total AUM, Excluding Available Capital Commitments	33,887	28,010	22,331	30,475	114,703
Available Capital Commitments	20,683	6,134	13,385	14,233	54,435
Total AUM	$54,570	$34,144	$35,716	$44,708	$169,138
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

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. However, the Consolidated Funds are not the same entities in all periods presented and changed during the nine months ended September 30, 2016 due to changes in U.S. GAAP and may change in future periods due to changes in fund terms and terminations of funds.

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

In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of up to 60 months, which under U.S. GAAP will result in compensation charges over current and future periods. Further, in order to recruit and retain existing and future senior Carlyle professionals and other employees, we have implemented additional equity-based compensation programs that have resulted in increases to our equity-based compensation expenses, which is a trend that may continue in the future if we increase the use of deferred restricted common units. For example, in February 2016, we granted approximately 5 million deferred restricted common units across a significant number of our employees for a total estimated grant-date fair value of approximately $58 million; these awards vest over a period of 18 to 42 months. Compensation charges associated with the equity-based compensation grants issued in our initial public offering in May 2012 or grants issued in acquisitions or strategic investments are excluded from our calculation of Economic Net Income. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.

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

In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2016, our U.S. federal income tax returns for the years 2013 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2015. Foreign tax returns are generally subject to audit from 2009 to 2015. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.

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
Distributable Earnings. Distributable Earnings is FRE plus realized net performance fees and realized investment income. Distributable Earnings is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. Distributable Earnings is derived from our segment reported results and is an additional measure to assess performance and determine amounts potentially available for distribution from Carlyle Holdings to its unitholders. Distributable Earnings is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of our four segments. We also use Distributable Earnings in our budgeting, forecasting, and the overall management of our segments. We believe that reporting Distributable Earnings is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance.

Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry.

Fee-earning Assets under Management
Fee-earning assets under management or Fee-earning AUM refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM is generally based on one of the following, once fees have been activated:

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

(c)
the amount of aggregate fee-earning collateral balance at par of our collateralized loan obligations (“CLOs”), as defined in the fund indentures (typically exclusive of equities and defaulted positions) as of the quarterly cut-off date for each CLO, and the aggregate principal amount of the notes of our other structured products (see “Fee earning AUM based on collateral balances, at par” in the table below for the amount of this component at each period);

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

The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2016	2015
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments (1)	$51,256	$41,913
Fee-earning AUM based on invested capital (2)	27,922	36,171
Fee-earning AUM based on collateral balances, at par (3)	17,677	17,416
Fee-earning AUM based on net asset value (4)	5,103	10,791
Fee-earning AUM based on lower of cost or fair value and other (5)	21,794	21,764
Balance, End of Period (6)	$123,752	$128,055

(1)
Reflects limited partner capital commitments where the original investment period, weighted-average investment period, or commitment fee period has not expired. Increases of $9.3 billion from September 30, 2015 are related primarily to fundraising in our Real Assets and Global Market Strategies funds, new mandates in our AlpInvest fund of funds vehicles, and the activation of management fees in NGP XI.

(2)
Reflects limited partner invested capital at cost and includes amounts committed to or reserved for investments for certain Real Assets and Investment Solutions funds. Decreases of $8.2 billion from September 30, 2015 are primarily related to large distributions for funds outside their original commitment periods in our Corporate Private Equity and Real Assets segments.

(3)
Represents the amount of aggregate Fee-earning collateral balances and principal balances, at par, for our CLOs/structured products. Fundraising of $3.4 billion for seven structured products in the twelve months ended September 30, 2016 was partially offset by the liquidation of our structured products, resulting in an overall increase of $0.3 billion from September 30, 2015.

(4)
Reflects the net asset value (pre-redemptions and subscriptions) of our hedge funds, fund of hedge funds vehicles, and open-end carry funds. Decrease in the twelve months ended September 30, 2016 of $5.7 billion was mainly due to net redemptions in our hedge funds and fund of hedge fund vehicles of $3.2 billion and $1.8 billion, respectively, with the remainder attributable to market depreciation.

(5)	Includes funds with fees based on gross asset value. Fee-earning AUM of funds based on the lower of cost or fair value and other was relatively flat for the twelve months ended September 30, 2016.

(6)
As of September 30, 2016, the Legacy Energy Funds, which are managed with Riverstone Holdings LLC and its affiliates, had approximately $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds exit remaining investments. During Q3 2016, we reached an agreement to transfer our ownership stake in ESG back to ESG's founders. Upon the closing of that transaction, which is expected to occur in Q4 2016, our Fee-earning AUM will decline by approximately $3.4 billion. As of September 30, 2016, DGAM had approximately $0.2 billion of remaining Fee-earning AUM in wind-down.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Results	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$125,319	$130,000	$130,994	$135,580
Inflows, including Fee-paying Commitments (1)	3,438	2,880	8,043	11,381
Outflows, including Distributions (2)	(3,662)	(3,360)	(11,350)	(12,045)
Subscriptions, net of Redemptions (3)	(955)	(604)	(3,850)	(3,415)
Changes in CLO collateral balances (4)	(267)	(545)	(400)	216
Market Appreciation/(Depreciation) (5)	(710)	(434)	(1,439)	(840)
Foreign Exchange and other (6)	589	118	1,754	(2,822)
Balance, End of Period	$123,752	$128,055	$123,752	$128,055

(1)
Inflows represent limited partner capital raised and capital invested by our carry funds, NGP management fee funds, and fund of funds vehicles outside the investment period, weighted-average investment period or commitment fee period. Inflows do not include amounts raised of $5.3 billion for which fees have not yet commenced.

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

The table below provides the period to period rollforward of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Consolidated Results
Balance, Beginning of Period	$55,080	$120,506	$175,586	$58,017	$124,578	$182,595
Commitments (1)	1,017	—	1,017	3,780	—	3,780
Capital Called, net (2)	(2,916)	2,636	(280)	(9,729)	8,899	(830)
Distributions (3)	1,097	(9,839)	(8,742)	1,893	(21,767)	(19,874)
Subscriptions, net of Redemptions (4)	—	(970)	(970)	—	(3,991)	(3,991)
Changes in CLO collateral balances (5)	—	(962)	(962)	—	(610)	(610)
Market Appreciation/(Depreciation) (6)	—	2,598	2,598	—	5,641	5,641
Foreign Exchange and other (7)	157	734	891	474	1,953	2,427
Balance, End of Period	$54,435	$114,703	$169,138	$54,435	$114,703	$169,138

(1)	Represents capital raised by our carry funds, NGP management fee funds and fund of funds vehicles, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds, mutual fund, and fund of hedge funds vehicles. AUM include $5.4 billion of hedge fund/DGAM assets.  This does not include approximately $1.0 billion that will be redeemed in future periods, $0.2 billion of DGAM assets in wind down, and $3.6 billion of ESG assets that was removed from AUM upon transfer of ownership to the ESG founders in the fourth quarter of 2016.

(5)	Represents the change in the aggregate collateral balance and principal cash at par of the CLOs/structured products.

(6)
Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments and changes in the net asset value of our hedge funds, mutual fund, and fund of hedge funds vehicles. Appreciation for the third quarter of 2016 was driven by 3% appreciation in the public portfolio ($0.3 billion) and 4% appreciation ($1.4 billion) in the private portfolio of our carry funds, in addition to $0.9 billion of appreciation in our fund of funds vehicles. Appreciation for the nine months ended September 30, 2016 was primarily driven by appreciation in the private portfolio of our carry funds of $3.3 billion (9%) and appreciation in the public portfolio of our carry funds of $1.2 billion (9%). Remaining market appreciation was driven by appreciation of $2.1 billion in our fund of funds vehicles, partially offset by depreciation in our hedge funds and NGP management fee funds.

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
As of September 30, 2016, our Consolidated Funds represent approximately 2% of our AUM; 2% and 1% of our fund management fees for the three and nine months ended September 30, 2016, respectively; and less than 1% of our performance fees for both the three and nine months ended September 30, 2016, respectively.
We are not required under the revised consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs that we advise. As of September 30, 2016, our consolidated CLOs held approximately $3.6 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us. For further information on consolidation of certain funds, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition, as described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we consolidate Urbplan, a Brazilian real estate portfolio company held by certain of our real estate investment funds. Due to the timing and availability of financial information of Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. As of September 30, 2016, our unaudited condensed consolidated financial statements included approximately $173 million of assets related to Urbplan.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2016 and 2015. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described below, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Partnership for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions, except unit and per unit data)
Revenues
Fund management fees	$255.1	$278.3	$817.1	$830.1
Performance fees
Realized	383.4	329.2	905.1	1,251.0
Unrealized	(168.7)	(575.8)	(334.3)	(629.7)
Total performance fees	214.7	(246.6)	570.8	621.3
Investment income (loss)
Realized	40.7	12.5	92.2	24.2
Unrealized	29.8	(22.0)	34.0	(17.7)
Total investment income (loss)	70.5	(9.5)	126.2	6.5
Interest and other income	5.3	5.0	15.0	15.9
Interest and other income of Consolidated Funds	43.0	259.4	107.8	742.7
Revenue of a consolidated real estate VIE	18.7	10.9	61.5	73.9
Total revenues	607.3	297.5	1,698.4	2,290.4
Expenses
Compensation and benefits
Base compensation	154.3	163.5	470.5	472.2
Equity-based compensation	81.4	86.8	265.8	291.0
Performance fee related
Realized	189.0	155.2	423.0	561.7
Unrealized	(78.1)	(228.1)	(146.1)	(146.2)
Total compensation and benefits	346.6	177.4	1,013.2	1,178.7
General, administrative and other expenses	188.9	289.6	362.6	539.2
Interest	15.6	14.5	46.3	43.6
Interest and other expenses of Consolidated Funds	32.3	296.9	87.3	791.7
Interest and other expenses of a consolidated real estate VIE	82.1	26.8	157.9	124.4
Other non-operating expenses (income)	(3.7)	(9.9)	0.8	(11.7)
Total expenses	661.8	795.3	1,668.1	2,665.9
Other income
Net investment gains (losses) of Consolidated Funds	4.8	(31.3)	3.1	935.8
Income (Loss) before provision for income taxes	(49.7)	(529.1)	33.4	560.3
Provision (benefit) for income taxes	1.0	(4.1)	32.7	12.4
Net income (loss)	(50.7)	(525.0)	0.7	547.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(29.1)	(152.4)	(29.8)	657.5
Net income (loss) attributable to Carlyle Holdings	(21.6)	(372.6)	30.5	(109.6)
Net income (loss) attributable to non-controlling interests in Carlyle Holdings	(22.4)	(288.7)	15.2	(95.8)
Net income (loss) attributable to The Carlyle Group L.P.	$0.8	$(83.9)	$15.3	$(13.8)

Net income (loss) attributable to The Carlyle Group L.P. per common unit
Basic	$0.01	$(1.05)	$0.19	$(0.19)
Diluted	$(0.02)	$(1.11)	$0.08	$(0.28)
Weighted-average common units
Basic	83,602,503	78,849,332	82,062,633	72,812,892
Diluted	312,534,968	301,558,908	306,981,103	299,143,320

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues
Total revenues increased $309.8 million, or 104%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $592.0 million, or 26%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Total Revenues, September 30, 2015	$297.5	$2,290.4
Decrease in fund management fees	(23.2)	(13.0)
Increase (decrease) in performance fees	461.3	(50.5)
Increase in investment income	80.0	119.7
Decrease in interest and other income of Consolidated Funds due to deconsolidation	(216.4)	(634.9)
Increase (decrease) in revenue from a consolidated real estate VIE	7.8	(12.4)
All other changes	0.3	(0.9)
Total increase (decrease)	309.8	(592.0)
Total Revenues, September 30, 2016	$607.3	$1,698.4
Fund Management Fees. Fund management fees decreased $23.2 million, or 8%, to $255.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $13.0 million, or 2%, to $817.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Management fees from funds that were deconsolidated	$34.4	$107.5
Higher management fees from the commencement of the investment period for certain newly raised funds	30.5	85.4
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from distributions from funds whose management fees are based on invested capital	(26.4)	(80.2)
Decline in catch-up management fees from subsequent closes of funds that are in the fundraising period	(32.1)	(61.2)
Lower management fees from lower assets under management in our hedge funds	(20.3)	(61.7)
Lower management fees from lower assets under management in our Investment Solutions funds	(4.7)	(12.4)
Higher transaction and portfolio advisory fees	1.2	20.7
All other changes	(5.8)	(11.1)
Total decrease in fund management fees	$(23.2)	$(13.0)
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $5.2 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $37.1 million and $16.4 million for the nine months ended September 30, 2016 and 2015, respectively. The $20.7 million increase in transaction and portfolio advisory fees resulted primarily from a significant transaction related to one of our U.S. buyout funds in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Performance Fees. Performance fees increased $461.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $50.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Performance fees by segment for the three and nine months ended September 30, 2016 and 2015 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Millions)
Corporate Private Equity	$186.5	$(257.8)	$283.0	$522.4
Global Market Strategies	17.8	(52.3)	26.8	(29.9)
Real Assets	(19.1)	32.1	198.6	3.3
Investment Solutions	29.5	31.4	62.4	125.5
Total performance fees	$214.7	$(246.6)	$570.8	$621.3

Total carry fund appreciation/(depreciation)	3%	(4)%	9%	5%
Approximately $107.9 million of our performance fees for the three months ended September 30, 2016 were related to CP VI, CRP V, and CAP III, while approximately $(239.6) million of our performance fees for the three months ended September 30, 2015 were related to CP V, CAGP IV, CEMOF, Energy IV, CP IV, CRP V, and CRP VI. Approximately $338.2 million of our performance fees for the nine months ended September 30, 2016 were related to CP VI, CP V, and CRP VII, while approximately $206.3 million of our performance fees for the nine months ended September 30, 2015 were related to CEP III, CP V, CRP VI, Energy III, and Energy IV.
The measurement of our performance fees for any given period reflects the change in the valuation of our portfolios for funds that have exceeded their performance hurdles and are otherwise in accrued carry which is impacted by market volatility. Our carry fund portfolio valuations increased 3% since the end of the first quarter of 2016 and increased 9% since the end of 2015. Our public portfolio appreciated by 3% since the end of the second quarter of 2016. During the third quarter of 2016, the global economy continued to expand at roughly the same sluggish pace observed during the first half of the year. After dropping in the wake of the Brexit referendum, the prices of most categories of assets rose during the third quarter.  For the nine months ended September 30, 2016, the MSCI World Index and S&P 500 rose by 5% and 6%, respectively. Bolstered by stabilization in China and a sense that the growth rate in emerging market economies had bottomed, the MSCI Emerging Markets Index increased by 8.32% between the end of the second quarter and September 30, 2016. Further, while credit spreads narrowed during the third quarter, credit for transactions generally remains available, although with high asset valuations.
In addition, performance fees from consolidated funds decreased $11.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $29.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These fees eliminate upon consolidation.

Investment Income. Investment income increased $80.0 million to $70.5 million for the three months ended September 30, 2016 as compared to investment loss of $9.5 million for the three months ended September 30, 2015 and increased $119.7 million to investment income of $126.2 million for the nine months ended September 30, 2016 as compared to investment income of $6.5 million for the nine months ended September 30, 2015, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Increase in investment income, which includes performance fees, from the investments in NGP	$53.5	$101.1
Increase in investment income from our buyout and growth funds	24.5	21.2
Decrease (increase) in losses on foreign currency hedges	1.8	(9.2)
(Decrease) increase in investment income from our real assets funds, excluding NGP	(1.0)	2.2
Decrease (increase) in investment loss from our distressed debt funds, hedge funds, and energy mezzanine funds	0.8	(1.5)
Increase in investment income due to deconsolidation of certain CLOs	5.3	9.9
All other changes	(4.9)	(4.0)
Total increase in investment income	$80.0	$119.7

Interest and Other Income of Consolidated Funds. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Also included in this balance for the three months and nine months ended September 30, 2015 is interest income and dividend income recognized by the consolidated fund of funds vehicles and consolidated hedge funds. The consolidated fund of fund vehicles and consolidated hedge funds, as well as many of the CLOs, were deconsolidated on January 1, 2016 as part of the adoption of ASU 2015-2. See Note 2 to the unaudited condensed consolidated financial statements for more information. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors and therefore is allocated to non-controlling interests. Accordingly, such amounts have no material impact on net income attributable to the Partnership.

Interest and other income of Consolidated Funds decreased $216.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $634.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides explanations of the changes in interest and other income of consolidated funds for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Decrease in interest and other income from CLOs due to deconsolidation	$(155.9)	$(477.8)
Absence of interest, dividend and other income from fund of funds vehicles due to deconsolidation	(14.1)	(57.2)
Absence of interest, dividend and other income from hedge funds due to deconsolidation	(46.5)	(99.7)
All other changes	0.1	(0.2)
Total decrease in interest and other income from Consolidated Funds	$(216.4)	$(634.9)
Revenue of a Consolidated Real Estate VIE. Revenue of a consolidated real estate VIE was $18.7 million for the three months ended September 30, 2016 as compared to $10.9 million for the three months ended September 30, 2015. The increase in revenue of a consolidated real estate VIE for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to an increase in investment income, partially offset by a decrease in the number of completed land development projects in 2016 as compared to 2015. Urbplan recognizes revenue for land development services under the completed contract method.
Revenue of a consolidated real estate VIE was $61.5 million for the nine months ended September 30, 2016 as compared to $73.9 million for the nine months ended September 30, 2015. The decrease in revenue of a consolidated real estate VIE for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to a decrease in the number of land development projects completed in 2016 as compared to 2015. This decrease was partially offset by an increase in investment income.
Expenses
Total expenses decreased $133.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $997.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions)
Total Expenses, September 30, 2015	$795.3	$2,665.9
Increases (Decreases):
Increase (decrease) in total compensation and benefits	169.2	(165.5)
Decrease in general, administrative and other expenses	(100.7)	(176.6)
Decrease in interest and other expenses of Consolidated Funds	(264.6)	(704.4)
Increase in interest and other expenses of a consolidated real estate VIE	55.3	33.5
All other changes	7.3	15.2
Total decrease	(133.5)	(997.8)
Total Expenses, September 30, 2016	$661.8	$1,668.1

Total Compensation and Benefits. Total compensation and benefits increased $169.2 million, or 95%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $165.5 million, or 14%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Decrease in base compensation	$(9.2)	$(1.7)
Decrease in equity-based compensation	(5.4)	(25.2)
Increase (decrease) in performance fee related compensation	183.8	(138.6)
Total increase (decrease) in total compensation and benefits	$169.2	$(165.5)

Base compensation and benefits. Base compensation and benefits decreased $9.2 million, or 6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $1.7 million, or 0%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Decrease in headcount and bonuses	$(18.6)	$(42.2)
Decrease in compensation costs associated with fundraising activities	(3.5)	(13.5)
Increase primarily due to prior year reversal of acquisition- related compensatory arrangements	12.8	54.0
All other changes	0.1	—
Total decrease in base compensation and benefits	$(9.2)	$(1.7)
Equity-based Compensation. Equity-based compensation decreased $5.4 million for the three months ended September 30, 2016 as compared to three months ended September 30, 2015. The decrease in equity-based compensation is due primarily to the forfeiture of awards issued in connection with the IPO since September 30, 2015 and the reversal of an acquisition earnout, thereby lowering expense in the three months ended September 30, 2016 relative to the three months ended September 30, 2015. This decrease was partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.
Equity-based compensation decreased $25.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in equity-based compensation is due primarily to the settlement of the DGAM earnout agreement due to the wind down of DGAM in 2016, the reversal of an acquisition earnout, and the absence in 2016 of a $7.5 million cumulative catch-up expense recorded in the nine months ended September 30, 2015 associated with a change in the estimated forfeiture rates in 2015. These decreases were partially offset by the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.

Performance fee related compensation expense. Performance fee related compensation expense increased $183.8 million for the three months ended September 30, 2016 as compared to three months ended September 30, 2015 and decreased $138.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Performance fee related compensation as a percentage of performance fees was 52% and 49% for the three and nine months ended September 30, 2016, respectively, and 30% and 67% for the three months and nine months ended September 30, 2015, respectively. For our largest segment, Corporate Private Equity, our performance fee related compensation expense is generally 45%. The overall percentage of 30% for the three months ended September 30, 2015 is primarily due to our Legacy Energy funds in our Real Assets segment (which had carry reversals during the three months and nine months ended September 30, 2015 without the corresponding reversal of performance fee compensation expense because the investment teams for the Legacy Energy funds are employed by Riverstone and not Carlyle). Performance fees earned from the Legacy Energy funds and from the NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. The overall percentage of 67% for the nine months ended September 30, 2015 is primarily due to our private equity fund of funds vehicles in our Investment Solutions segment (which pay a higher ratio of performance fees as compensation) and the effect of our Legacy Energy funds in our Real Assets segment as described above.

General, Administrative and Other Expenses. General, administrative and other expenses decreased $100.7 million for the three months ended September 30, 2016 as compared to three months ended September 30, 2015 and decreased $176.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Intangible asset impairment losses in 2015	$(186.6)	$(198.4)
Lower intangible asset amortization	(9.3)	(33.7)
Reserve for litigation and contingencies (See Note 10)	100.0	100.0
Higher legal and professional fees	10.2	16.1
Lower external fundraising costs	(10.9)	(18.2)
Foreign exchange and other changes	(4.1)	(42.4)
Total decrease in general, administrative and other expenses	$(100.7)	$(176.6)
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $264.6 million for the three months ended September 30, 2016 as compared to three months ended September 30, 2015 and decreased $704.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease for both periods is primarily due to lower interest expense on the consolidated CLOs and the absence in 2016 of interest and other expenses of hedge funds and fund of funds vehicles that were deconsolidated on January 1, 2016. See Note 2 to the condensed consolidated financial statements for more information on our adoption of the new consolidation accounting guidance.
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
Interest and Other Expenses of a Consolidated Real Estate VIE. Interest and other expenses of a consolidated real estate VIE increased $55.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $33.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Higher (lower) expenses associated with land development services as a result of the completion of the related land development projects	$2.2	$(26.8)
Lower expenses related to fair market value adjustment for Urbplan loans *	(5.5)	(15.2)
(Lower) higher interest expense	(0.6)	2.6
Lower compensation and benefits	(2.2)	(3.6)
Higher general, administrative and other expenses, primarily due to asset impairments	61.4	76.5
Total increase in interest and other expenses of a Consolidated Real Estate VIE	$55.3	$33.5
* The Partnership records the Urbplan loans at fair value at each reporting period and records the change in fair value to interest and other expenses of a consolidated real estate VIE.

Other Non-operating Expenses (Income). Other non-operating income decreased $6.2 million for the three months ended September 30, 2016 to other non-operating income of $3.7 million as compared to the three months ended September 30, 2015 and other non-operating income decreased $12.5 million for the nine months ended September 30, 2016 to other non-operating expense of $0.8 million as compared to the nine months ended September 30, 2015, primarily due to changes in the fair value of contingent consideration associated with the Partnership's acquisitions. See Note 8 to the unaudited condensed consolidated financial statements for more information on our contingent consideration arrangements.

Net Investment Gains (Losses) of Consolidated Funds
For the three months ended September 30, 2016, net investment gains of Consolidated Funds were $4.8 million as compared to net investment losses of $31.3 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net investment gains of Consolidated Funds were $3.1 million as compared to net investment gains of $935.8 million for the nine months ended September 30, 2015. For periods prior to January 1, 2016, this activity is predominantly driven by our consolidated AlpInvest fund of funds vehicles, CLOs, and hedge funds. On January 1, 2016, the Partnership adopted new consolidation accounting guidance that allowed the Partnership to deconsolidate the AlpInvest fund of funds vehicles, hedge funds, and the majority of its CLOs. As a result, for the three and nine months ended September 30, 2016, net investment gains (losses) only comprise the activity of the remaining consolidated CLOs and certain other funds. See Note 2 to the unaudited condensed consolidated financial statements for more information on the Partnership's adoption of the new consolidation accounting guidance. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Realized gains (losses)	$—	$433.8	$(9.6)	$867.9
Net change in unrealized gains (losses)	18.6	(771.6)	54.6	(129.8)
Total gains (losses)	18.6	(337.8)	45.0	738.1
Gains (losses) from liabilities of CLOs	(15.9)	306.6	(43.8)	197.0
Gains (losses) on other assets of CLOs	2.1	(0.1)	1.9	0.7
Total investment gains (losses) of Consolidated Funds	$4.8	$(31.3)	$3.1	$935.8
For periods prior to January 1, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of the equity investments within the consolidated AlpInvest fund of funds vehicles, the appreciation/depreciation of consolidated CLO investments in loans and bonds, as well as the appreciation/depreciation of investments made by our consolidated hedge funds and other consolidated funds. The gains/losses on the liabilities of the CLOs reflect the fair value adjustment on the debt of the CLOs. For the three and nine months ended September 30, 2016, the unrealized investment gains/losses primarily include the appreciation/depreciation of consolidated CLO investments in loans and bonds.
The net investment gains (losses) for the three and nine months ended September 30, 2016 and 2015 were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Millions)
Gains attributable to the consolidated AlpInvest fund of funds vehicles	$—	$19.6	$—	$1,092.5
Losses attributable to the consolidated hedge funds	—	(135.8)	—	(184.8)
Gains (losses) attributable to other consolidated funds	(2.1)	—	0.6	(32.5)
Net appreciation of CLOs	6.9	84.9	2.5	60.6
Total net investment gains (losses)	$4.8	$(31.3)	$3.1	$935.8

Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Entities
Net loss attributable to non-controlling interests in consolidated entities was $29.1 million for the three months ended September 30, 2016 as compared to net loss attributable to non-controlling interests in consolidated entities of $152.4 million for the three months ended September 30, 2015. Net loss attributable to non-controlling interests in consolidated entities was $29.8 million for the nine months ended September 30, 2016 as compared to net income attributable to non-controlling interests in consolidated entities of $657.5 million for the nine months ended September 30, 2015. These amounts are primarily attributable to the net earnings or losses of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors. This balance also includes the allocation of Urbplan’s net losses that are attributable to non-controlling interests.
The net income (loss) of our Consolidated Funds for the three and nine months ended September 30, 2016 and 2015 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Millions)
Net income (loss) from the consolidated AlpInvest fund of funds vehicles	$—	$(22.0)	$—	$1,004.5
Net loss from the consolidated hedge funds	—	(128.5)	—	(215.6)
Net income (loss) from the consolidated CLOs	8.8	33.8	5.7	(21.2)
Net loss from other consolidated funds	(2.2)	—	(0.7)	(34.2)
Total net income (loss) of our Consolidated Funds	$6.6	$(116.7)	$5.0	$733.5
Net Income (Loss) Attributable to The Carlyle Group L.P.
The net income attributable to the Partnership was $0.8 million for the three months ended September 30, 2016 as compared to net loss attributable to the Partnership of $83.9 million for the three months ended September 30, 2015. The net income attributable to the Partnership was $15.3 million for the nine months ended September 30, 2016 as compared to net loss attributable to the Partnership of $13.8 million for the nine months ended September 30, 2015. The Partnership is allocated a portion of the monthly net income (loss) attributable to Carlyle Holdings based on the Partnership’s ownership in Carlyle Holdings (which was approximately 26% and 25% as of September 30, 2016 and 2015, respectively). Net income or loss attributable to the Partnership also includes 100% of the net income or loss attributable to the Partnership’s wholly-owned taxable subsidiary, Carlyle Holdings I GP Inc., which was $8.7 million and $10.9 million for the three months ended September 30, 2016 and 2015, respectively, and $10.0 million and $25.5 million for the nine months ended September 30, 2016 and 2015, respectively. As a result, the total net income or loss attributable to the Partnership will vary as a percentage of the net income or loss attributable to Carlyle Holdings.
Net income (loss) attributable to the Partnership per basic and diluted common unit was $0.01 and $(0.02) for the three months ended September 30, 2016, respectively, as compared to net loss attributable to the Partnership per basic and diluted common unit of $(1.05) and $(1.11) for the three months ended September 30, 2015, respectively. Net income attributable to the Partnership per basic and diluted common unit was $0.19 and $0.08 for the nine months ended September 30, 2016, respectively, as compared to net loss attributable to the Partnership per basic and diluted common unit of $(0.19) and $(0.28) for the nine months ended September 30, 2015, respectively. For purposes of the diluted earnings per common unit calculation, for the three months ended September 30, 2016, Carlyle Holdings partnership units are assumed to have converted to common units of the Partnership and therefore, substantially all of the net loss attributable to Carlyle Holdings is attributable to the Partnership resulting in a diluted loss per common unit.

Non-GAAP Financial Measures
The following table sets forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months and nine months ended September 30, 2016 and 2015. The table below shows our total segment Economic Net Income which is the sum of Fee Related Earnings, Net Performance Fees, Investment Income (Loss), and Equity-based compensation expense (excluding equity-based compensation grants issued in May 2012 upon the completion of the initial public offering or grants issued in acquisitions or strategic investments). Our Non-GAAP financial measures exclude the effects of consolidated funds, acquisition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation grants issued in May 2012 upon completion of the initial public offering or grants issued in acquisitions or strategic investments, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$260.4	$311.9	$820.0	$919.3
Portfolio advisory fees, net	3.8	3.0	12.8	12.3
Transaction fees, net	1.4	1.0	24.3	4.1
Total fund level fee revenues	265.6	315.9	857.1	935.7
Performance fees
Realized	380.9	333.1	919.2	1,251.8
Unrealized	(125.9)	(554.2)	(305.9)	(539.3)
Total performance fees	255.0	(221.1)	613.3	712.5
Investment income (loss)
Realized	11.1	9.2	27.9	(66.7)
Unrealized	2.2	(15.5)	7.9	43.4
Total investment income (loss)	13.3	(6.3)	35.8	(23.3)
Interest income	2.5	0.1	8.0	1.4
Other income	3.1	4.9	8.9	15.2
Total revenues	539.5	93.5	1,523.1	1,641.5
Segment Expenses
Compensation and benefits
Direct base compensation	107.1	121.7	337.4	361.6
Indirect base compensation	36.9	42.8	115.1	133.8
Equity-based compensation	32.9	30.8	95.2	91.0
Performance fee related
Realized	194.6	155.9	429.5	563.5
Unrealized	(81.9)	(228.4)	(149.2)	(133.4)
Total compensation and benefits	289.6	122.8	828.0	1,016.5
General, administrative, and other indirect expenses	173.6	78.1	326.7	238.8
Depreciation and amortization expense	7.2	6.6	21.8	18.8
Interest expense	15.6	14.4	46.3	43.5
Total expenses	486.0	221.9	1,222.8	1,317.6
Economic Net Income (Loss)	$53.5	$(128.4)	$300.3	$323.9
(-) Net Performance Fees	142.3	(148.6)	333.0	282.4
(-) Investment Income (Loss)	13.3	(6.3)	35.8	(23.3)
(+) Equity-based Compensation	32.9	30.8	95.2	91.0
(+) Reserve for Litigation and Contingencies	100.0	—	100.0	—
(=) Fee Related Earnings	$30.8	$57.3	$126.7	$155.8
(+) Realized Net Performance Fees	186.3	177.2	489.7	688.3
(+) Realized Investment Income (Loss)	11.1	9.2	27.9	(66.7)
(=) Distributable Earnings	$228.2	$243.7	$644.3	$777.4

Income before provision for income taxes is the GAAP financial measure most comparable to economic net income, fee related earnings, and distributable earnings. The following table is a reconciliation of income before provision for income taxes to economic net income, to fee related earnings, and to distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income (loss) before provision for income taxes	$(49.7)	$(529.1)	$33.4	$560.3
Adjustments:
Equity-based compensation issued in conjunction with the initial public offering, acquisitions and strategic investments	50.6	54.5	175.3	202.1
Acquisition related charges, including amortization of intangibles and impairment	27.7	209.6	67.0	247.9
Other non-operating expense (income)	(3.7)	(9.9)	0.8	(11.7)
Tax provision associated with performance fees	(2.0)	(5.1)	(16.1)	(19.4)
Net (income) loss attributable to non-controlling interests in consolidated entities	29.1	152.4	29.8	(657.5)
Severance and other adjustments	1.5	(0.8)	10.1	2.2
Economic Net Income (Loss)	$53.5	$(128.4)	$300.3	$323.9
(-) Net performance fees(1)	142.3	(148.6)	333.0	282.4
(-) Investment income (loss)(1)	13.3	(6.3)	35.8	(23.3)
(+) Equity-based compensation	32.9	30.8	95.2	91.0
(+) Reserve for Litigation and Contingencies	100.0	—	100.0	—
(=) Fee Related Earnings	$30.8	$57.3	$126.7	$155.8
(+) Realized performance fees, net of related compensation(1)	186.3	177.2	489.7	688.3
(+) Realized investment income (loss)(1)	11.1	9.2	27.9	(66.7)
(=) Distributable Earnings	$228.2	$243.7	$644.3	$777.4

(1)	– See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$383.4	$(2.5)	$380.9
Unrealized	(168.7)	42.8	(125.9)
Total performance fees	214.7	40.3	255.0
Performance fee related compensation expense
Realized	189.0	5.6	194.6
Unrealized	(78.1)	(3.8)	(81.9)
Total performance fee related compensation expense	110.9	1.8	112.7
Net performance fees
Realized	194.4	(8.1)	186.3
Unrealized	(90.6)	46.6	(44.0)
Total net performance fees	$103.8	$38.5	$142.3
Investment income (loss)
Realized	$40.7	$(29.6)	$11.1
Unrealized	29.8	(27.6)	2.2
Investment income (loss)	$70.5	$(57.2)	$13.3

	Nine Months Ended September 30, 2016
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$905.1	$14.1	$919.2
Unrealized	(334.3)	28.4	(305.9)
Total performance fees	570.8	42.5	613.3
Performance fee related compensation expense
Realized	423.0	6.5	429.5
Unrealized	(146.1)	(3.1)	(149.2)
Total performance fee related compensation expense	276.9	3.4	280.3
Net performance fees
Realized	482.1	7.6	489.7
Unrealized	(188.2)	31.5	(156.7)
Total net performance fees	$293.9	$39.1	$333.0
Investment income (loss)
Realized	$92.2	$(64.3)	$27.9
Unrealized	34.0	(26.1)	7.9
Investment income (loss)	$126.2	$(90.4)	$35.8

	Three Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$329.2	$3.9	$333.1
Unrealized	(575.8)	21.6	(554.2)
Total performance fees	(246.6)	25.5	(221.1)
Performance fee related compensation expense
Realized	155.2	0.7	155.9
Unrealized	(228.1)	(0.3)	(228.4)
Total performance fee related compensation expense	(72.9)	0.4	(72.5)
Net performance fees
Realized	174.0	3.2	177.2
Unrealized	(347.7)	21.9	(325.8)
Total net performance fees	$(173.7)	$25.1	$(148.6)
Investment income (loss)
Realized	$12.5	$(3.3)	$9.2
Unrealized	(22.0)	6.5	(15.5)
Total investment income (loss)	$(9.5)	$3.2	$(6.3)

	Nine Months Ended September 30, 2015
	Carlyle Consolidated	Adjustments (2)	Total Reportable Segments
	(Dollars in millions)
Performance fees
Realized	$1,251.0	$0.8	$1,251.8
Unrealized	(629.7)	90.4	(539.3)
Total performance fees	621.3	91.2	712.5
Performance fee related compensation expense
Realized	561.7	1.8	563.5
Unrealized	(146.2)	12.8	(133.4)
Total performance fee related compensation expense	415.5	14.6	430.1
Net performance fees
Realized	689.3	(1.0)	688.3
Unrealized	(483.5)	77.6	(405.9)
Total net performance fees	$205.8	$76.6	$282.4
Investment income (loss)
Realized	$24.2	$(90.9)	$(66.7)
Unrealized	(17.7)	61.1	43.4
Total investment income (loss)	$6.5	$(29.8)	$(23.3)

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

Economic Net Income and Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Economic Net Income (Loss)
Corporate Private Equity	$63.0	$(130.2)	$153.4	$337.0
Global Market Strategies	(10.8)	(28.4)	(4.3)	(18.8)
Real Assets	3.8	26.2	144.0	(6.2)
Investment Solutions	(2.5)	4.0	7.2	11.9
Economic Net Income (Loss)	$53.5	$(128.4)	$300.3	$323.9
Distributable Earnings
Corporate Private Equity	$208.6	$178.4	$548.2	$717.4
Global Market Strategies	3.7	15.4	11.2	27.9
Real Assets	10.3	46.8	68.8	21.7
Investment Solutions	5.6	3.1	16.1	10.4
Distributable Earnings	$228.2	$243.7	$644.3	$777.4

Segment Analysis

Discussed below is our DE, FRE and ENI for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because fund management fees recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Segment revenue and expenses are also different than those presented on a consolidated U.S. GAAP basis because we present our segment revenues and expenses related to Claren Road, ESG, and, for periods prior to July 1, 2015, Carlyle Commodity Management based on our 55% economic interest in those entities. Beginning in July 2015 in connection with the departure of certain Carlyle Commodity Management principals and the restructuring of its operations, our economic interests were increased in stages to currently 88% (to the extent Carlyle Commodity Management exceeds certain performance hurdles). Otherwise, our economic interest, and share of management fees of Carlyle Commodity Management, is 100%. Effective January 1, 2016, our segment revenue and expenses related to Claren Road are based on our approximate 63% economic interest in that entity as a result of a reallocation of interest from a departing founder. Further, our economic interest in ESG was 55% through June 30, 2016 (see Note 10 to unaudited condensed consolidated financial statements). Also, ENI excludes expenses associated with equity-based compensation that was issued in our initial public offering or issued in acquisitions and strategic investments.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$122.9	$152.5	$376.9	$443.5
Portfolio advisory fees, net	2.9	2.8	11.2	11.3
Transaction fees, net	1.4	0.9	24.3	3.7
Total fund level fee revenues	127.2	156.2	412.4	458.5
Performance fees
Realized	311.1	258.6	775.2	1,101.1
Unrealized	(124.2)	(513.9)	(496.2)	(583.0)
Total performance fees	186.9	(255.3)	279.0	518.1
Investment income (loss)
Realized	24.1	11.0	46.6	22.0
Unrealized	(9.6)	(12.7)	(12.7)	(4.6)
Total investment income (loss)	14.5	(1.7)	33.9	17.4
Interest income	0.9	0.4	2.7	0.9
Other income	1.3	2.7	4.0	8.1
Total revenues	330.8	(97.7)	732.0	1,003.0
Segment Expenses
Compensation and benefits
Direct base compensation	52.7	59.1	165.8	169.3
Indirect base compensation	17.8	23.3	55.6	71.1
Equity-based compensation	19.8	17.0	56.0	49.6
Performance fee related
Realized	143.5	120.6	345.4	494.8
Unrealized	(57.8)	(235.0)	(219.9)	(256.8)
Total compensation and benefits	176.0	(15.0)	402.9	528.0
General, administrative, and other indirect expenses	81.4	36.4	144.3	105.9
Depreciation and amortization expense	3.4	3.3	10.2	9.0
Interest expense	7.0	7.8	21.2	23.1
Total expenses	267.8	32.5	578.6	666.0
Economic Net Income (Loss)	$63.0	$(130.2)	$153.4	$337.0
(-) Net Performance Fees	101.2	(140.9)	153.5	280.1
(-) Investment Income (Loss)	14.5	(1.7)	33.9	17.4
(+) Equity-based Compensation	19.8	17.0	56.0	49.6
(+) Reserve for Litigation and Contingencies	49.8	—	49.8	—
(=) Fee Related Earnings	$16.9	$29.4	$71.8	$89.1
(+) Realized Net Performance Fees	167.6	138.0	429.8	606.3
(+) Realized Investment Income	24.1	11.0	46.6	22.0
(=) Distributable Earnings	$208.6	$178.4	$548.2	$717.4

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Distributable Earnings

Distributable Earnings increased $30.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $169.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, September 30, 2015	$178.4	$717.4
Increases (decreases):
Increase (decrease) in realized net performance fees	29.6	(176.5)
Increase in realized investment income	13.1	24.6
Decrease in fee related earnings	(12.5)	(17.3)
Total increase (decrease)	30.2	(169.2)
Distributable earnings, September 30, 2016	$208.6	$548.2

Realized Net Performance Fees. Realized net performance fees increased $29.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $176.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in realized net performance fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to larger realizations from our U.S. buyout funds in carry in 2016 compared to 2015. The decrease in realized net performance fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to lower realizations from funds in carry in 2016 as compared to 2015. Realized net performance fees were primarily generated by the following funds for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
CP V	CP V	CP V	CP V
CEP III	CEP III	CEP III	CEP III
CGFSP I	CGFSP I	CP IV	CP IV
CP IV	CAP III	CGFSP I	CAP III
CJP		CAGP II
CAP III
CJP

Realized Investment Income. Realized investment income increased $13.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $24.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in realized investment income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily from realized gains in our investments in U.S. buyout funds. The increase in realized investment income for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily from our investments in U.S. and Europe buyout funds as well as Europe growth funds.

Fee Related Earnings

Fee related earnings decreased $12.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $17.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in fee related earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, September 30, 2015	$29.4	$89.1
Increases (decreases):
Decrease in fee revenues	(29.0)	(46.1)
Decrease in direct and indirect base compensation	11.9	19.0
Decrease in general, administrative and other expenses	4.8	11.4
All other changes	(0.2)	(1.6)
Total decrease	(12.5)	(17.3)
Fee related earnings, September 30, 2016	$16.9	$71.8

Fee Revenues. Total fee revenues decreased $29.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $46.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Lower fund management fees	$(29.6)	$(66.6)
Higher transaction fees	0.5	20.6
Higher (lower) portfolio advisory fees	0.1	(0.1)
Total decrease in fee revenues	$(29.0)	$(46.1)

The decrease in fund management fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to a $20.9 million decrease in catch-up management fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. While there were no significant catch-up management fees for the three months ended September 30, 2016, catch-up management fees for the three months ended September 30, 2015 were driven by subsequent closings for our fourth Europe buyout fund (“CEP IV”), our third Japan buyout fund (“CJP III”), and our fourth Asia buyout fund (“CAP IV”).

The decrease in fund management fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to a $48.6 million decrease in catch-up management fees from $0.5 million for the nine months ended September 30, 2015 to $49.1 million for the nine months ended September 30, 2016. Catch-up management fees for the nine months ended September 30, 2016 were primarily driven by a subsequent closing for our second U.S. equity opportunity fund (“CEOF II”). Catch-up management fees for the nine months ended September 30, 2015 were driven by subsequent closings from CEP IV, CJP III, our third Europe technology fund (“CETP III”), and CAP IV.

The total weighted-average management fee rate increased from 1.25% at September 30, 2015 to 1.30% at September 30, 2016. The increase in the total weighted-average management fee rate reflects the increased weighted impact of funds in the original investment period with fees based on commitments, which charge higher fee rates, compared to those funds with fees based on invested equity or fair value. Fee-earning assets under management were $37.8 billion and $40.7 billion as of September 30, 2016 and 2015, respectively, reflecting a decrease of $2.9 billion.

The increase in transaction fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily from a significant investment in one of our Europe buyout funds in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in transaction fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to a significant investment in one of our U.S. buyout funds in the first quarter of 2016.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $11.9 million, or 14%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to lower compensation costs related to fundraising activities of approximately $4.4 million and lower bonus accruals in 2016. These decreases were partially offset by increased headcount.

Direct and indirect compensation expense decreased $19.0 million, or 8%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to lower compensation costs related to fundraising activities of approximately $12.5 million and lower bonus accruals in 2016. These decreases were partially offset by increased headcount.

General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $4.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to decreased external costs associated with fundraising activities in 2016 as compared to 2015 of $8.9 million, partially offset by higher professional fees and foreign currency adjustments.

General, administrative and other indirect expenses decreased $11.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to lower information technology expenses and $11.7 million of lower external costs associated with fundraising activities in 2016 as compared to 2015. These decreases were partially offset by higher professional fees.

Economic Net Income

Economic net income increased $193.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $183.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in economic net income for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income (loss), September 30, 2015	$(130.2)	$337.0
Increases (decreases):
Increase (decrease) in net performance fees	242.1	(126.6)
Increase in investment income	16.2	16.5
Increase in equity-based compensation	(2.8)	(6.4)
Decrease in fee related earnings	(12.5)	(17.3)
Reserve for litigation and contingencies	(49.8)	(49.8)
Total increase (decrease)	193.2	(183.6)
Economic net income, September 30, 2016	$63.0	$153.4

Performance Fees. Performance Fees (realized and unrealized) increased $442.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $239.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to investment appreciation in our buyout funds for three months ended September 30, 2016 as compared to depreciation in these funds for three months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to lower fund appreciation from our buyout and growth capital funds. Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Buyout funds	$205.3	$(199.2)	$296.1	$468.3
Growth Capital funds	(18.4)	(56.1)	(17.1)	49.8
Total	$186.9	$(255.3)	$279.0	$518.1

The $186.9 million of performance fees for the three months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CP VI of $183.4 million,
•CGFSP of $13.6 million,
•CJIP III of $10.8 million,
•CAP III of $(22.4) million, and
•CEOF of $(12.2) million.

The $(255.3) million of performance fees for the three months ended September 30, 2015 was driven by performance fees recognized from the following funds:

•CP V of $(128.3) million,
•CAGP IV of $(55.0) million,
•CP IV of $(25.3) million,
•CEP II of $(21.2) million, and
•CEP III of $(19.3) million.

The $279.0 million of performance fees for the nine months ended September 30, 2016 was driven by performance fees recognized from the following funds:

•CP VI of $184.8 million,
•CP V of $79.2 million,
•CBPF of $24.9 million,
•CGFSP of $14.6 million,
•CJIP III of $10.8 million,
•CAP III of $(27.1) million, and
•CEOF of $(15.1) million.

The $518.1 million of performance fees for the nine months ended September 30, 2015 was driven by performance fees recognized from the following funds:

•CEP III of $174.2 million,
•CP V of $113.6 million,
•CAP III of $56.1 million,
•CP IV of $48.2 million, and
•CGFSP I of $39.3 million.

Performance fees of $186.9 million and $(255.3) million are inclusive of performance fees reversed of approximately $51.9 million and $265.6 million for the three months ended September 30, 2016 and 2015, respectively. Performance fees of $279.0 million and $518.1 million are inclusive of performance fees reversed of approximately $68.8 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Partnership paid $47.3 million to satisfy a giveback obligation related to our second Asia buyout fund (“CAP II”). Substantially all of the giveback obligation was paid by current and former senior Carlyle professionals.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Buyout funds	3%	(3)%	9%	10%
Growth Capital funds	—%	—%	—%	14%
Total	3%	(3)%	8%	10%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net Performance Fees	$101.2	$(140.9)	$153.5	$280.1

Percentage of Total Performance Fees	54%	55%	55%	54%

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

Total investment income. Total investment income (realized and unrealized) for the three months ended September 30, 2016 was $14.5 million as compared to total investment loss of $1.7 million for the three months ended September 30, 2015. The increase in total investment income from the three months ended September 30, 2015 to the three months ended September 30, 2016 relates primarily to higher realized gains on investments in our U.S. buyout funds as well as appreciation on investments in the Asia buyout funds for the three months ended September 30, 2016 as compared to depreciation on investments in these Asia buyout funds for the three months ended September 30, 2015.

Total investment income (realized and unrealized) for the nine months ended September 30, 2016 was $33.9 million as compared to total investment income of $17.4 million for the nine months ended September 30, 2015. The increase in total investment income from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 related primarily to higher realized gains on investments in the U.S. and Europe buyout funds as well as appreciation on investments in the Asia buyout funds for the nine months ended September 30, 2016 compared to depreciation on investments in these Asia buyout funds for the nine months ended September 30, 2015. These increases were offset by unrealized losses on foreign currency hedges and depreciation on investments in our Europe buyout funds.

Equity-based compensation. Equity-based compensation was $19.8 million for the three months ended September 30, 2016, an increase of $2.8 million from $17.0 million for the three months ended September 30, 2015.

Equity-based compensation was $56.0 million for the nine months ended September 30, 2016, an increase of $6.4 million from $49.6 million for the nine months ended September 30, 2015, primarily due to the ongoing granting of deferred restricted common units to new and existing employees during 2015 and 2016.

Reserve for Litigation and Contingencies. Corporate Private Equity’s share of a reserve for litigation and contingencies was $49.8 million for both the three and nine months ended September 30, 2016. See Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2016	2015
Corporate Private Equity	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$25,813	$25,150
Fee-earning AUM based on invested capital	10,227	14,213
Fee-earning AUM based on lower of cost or fair value	1,745	1,288
Total Fee-earning AUM	$37,785	$40,651
Weighted Average Management Fee Rates (2)
All Funds	1.30%	1.25%
Funds in Investment Period	1.43%	1.43%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate Private Equity	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$38,938	$40,322	$40,926	$40,249
Inflows, including Fee-paying Commitments (1)	9	1,005	601	3,577
Outflows, including Distributions (2)	(935)	(690)	(3,900)	(2,759)
Market Appreciation/(Depreciation) (3)	(339)	(5)	(352)	(14)
Foreign Exchange and other (4)	112	19	510	(402)
Balance, End of Period	$37,785	$40,651	$37,785	$40,651

(1)	Inflows represent limited partner capital raised and capital invested by carry funds outside the original investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the original investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of period end.

Fee-earning AUM was $37.8 billion at September 30, 2016, a decrease of $1.1 billion, or approximately 3%, compared to $38.9 billion at June 30, 2016. The decrease was driven by outflows of $0.9 billion from distributions in CAP II, CP V and several other funds outside of the original investment period, and market depreciation of $0.3 billion primarily attributable to CAP II. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
Fee-earning AUM was $37.8 billion at September 30, 2016, a decrease of $3.1 billion, or approximately 8%, compared to $40.9 billion at December 31, 2015. The decrease was driven by outflows of $3.9 billion from distributions in CP V and several other funds outside of the original investment period, partially offset by $0.6 billion of inflows primarily attributable to equity invested by funds outside of the original investment period and $0.5 billion of foreign exchange gain primarily from our Europe and Japan buyout funds.
Fee-earning AUM was $37.8 billion at September 30, 2016, a decrease of $2.9 billion, or approximately 7%, compared to $40.7 billion at September 30, 2015. Driving the decrease were outflows of $6.0 billion primarily driven by dispositions in CP IV, CP V, CEP III, CAP III, and several other funds outside of the original investment period. Offsetting the decrease were inflows of $3.4 billion primarily attributable to limited partner commitments raised by our first long dated private equity fund, Carlyle Global Partners, L.P. ("CGP"), and CEOF II, in addition to investments in several of our funds based on invested capital and foreign exchange gains of $0.3 billion.
Fee-earning AUM was $40.7 billion at September 30, 2015, an increase of $0.4 billion, or approximately 1%, compared to $40.3 billion at June 30, 2015. This increase was driven by inflows of $1.0 billion, primarily a result of limited partner commitments raised by CEP IV and CJP III. Offsetting the increase were outflows of $0.7 billion from distributions in several funds outside of the original investment period. External commitments raised for CEOF II in prior periods will not be reflected until its predecessor fund has been fully invested, nor will commitments to CGP, which is based on invested equity.
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
Total AUM as of and for the Three and Nine Months Ended September 30, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Corporate Private Equity
Balance, Beginning of Period	$20,580	$37,042	$57,622	$24,212	$38,932	$63,144
Commitments (1)	(2)	—	(2)	(1,720)	—	(1,720)
Capital Called, net (2)	(593)	484	(109)	(3,002)	2,614	(388)
Distributions (3)	632	(4,573)	(3,941)	880	(10,398)	(9,518)
Market Appreciation/(Depreciation) (4)	—	853	853	—	2,250	2,250
Foreign Exchange and other (5)	66	81	147	313	489	802
Balance, End of Period	$20,683	$33,887	$54,570	$20,683	$33,887	$54,570

(1)	Represents capital raised by our carry funds, net of expired available capital.

(2)	Represents capital called by our carry funds, net of fund fees and expenses. Equity invested amounts may vary from capital called due to timing differences between acquisition and capital call dates.

(3)	Represents distributions from our carry funds, net of amounts recycled. Distributions are based on when proceeds are actually distributed to investors, which may differ from when they are realized.

(4)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments.

(5)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $54.6 billion at September 30, 2016, a decrease of $3.0 billion, or approximately 5%, compared to $57.6 billion as of June 30, 2016. This decrease was driven by distributions of $4.6 billion, of which $0.6 billion were recallable, primarily in our US and Europe buyout funds. Offsetting the decrease was $0.9 billion of market appreciation due to a 3% increase in our portfolio of carry funds for the period. Our carry fund private portfolio appreciated 3% ($0.8 billion) while our public portfolio appreciated 2% ($0.1 billion). The carry funds driving appreciation for the period included $0.5 billion attributable to CP VI (7% appreciation) and $0.3 billion attributable to CAP IV (15% appreciation), partially offset by $0.1 billion of depreciation attributable to CAP III (6% depreciation).

Total AUM was $54.6 billion at September 30, 2016, a decrease of $8.5 billion, or approximately 13%, compared to $63.1 billion as of December 31, 2015. This decrease was driven by distributions of $10.4 billion, of which $0.9 billion was recallable, primarily in our US and Europe buyout funds and a decrease in commitments of $1.7 billion largely attributable to the expiration of dry powder in CP V. Offsetting the decrease was $2.3 billion of market appreciation due to a 8% increase in our portfolio of carry funds for the period. Our carry fund private portfolio appreciated 10% ($2.3 billion) while our public portfolio appreciated 3% ($0.3 billion). The carry funds driving appreciation for the period included $1.4 billion attributable to CP VI (30% appreciation), $0.4 billion attributable to CP V (5%), and $0.4 billion attributable to CAP IV (24% appreciation).
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2016, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Corporate Private Equity business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2016					Inception to September 30, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Corporate Private Equity	(Reported in Local Currency, in Millions)							(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CP II	10/1994	$1,331.1	$1,362.4	$4,072.2	3.0x	34%	25%	$1,362.4	$4,072.2	3.0x	34%
CP III	2/2000	$3,912.7	$4,031.6	$10,146.9	2.5x	27%	21%	$4,031.6	$10,146.9	2.5x	27%
CP IV	12/2004	$7,850.0	$7,612.6	$18,055.0	2.4x	16%	13%	$7,612.6	$18,055.0	2.4x	16%
CP V	5/2007	$13,719.7	$13,001.4	$25,264.6	1.9x	17%	13%	$8,190.5	$21,373.9	2.6x	27%
CEP I	12/1997	€1,003.6	€981.6	€2,126.5	2.2x	18%	11%	€981.6	€2,126.5	2.2x	18%
CEP II	9/2003	€1,805.4	€2,048.7	€3,952.8	1.9x	36%	20%	€1,606.7	€3,709.3	2.3x	49%
CEP III	12/2006	€5,294.9	€5,072.8	€10,930.9	2.2x	19%	14%	€3,413.0	€8,718.3	2.6x	22%
CAP I	12/1998	$750.0	$627.7	$2,521.8	4.0x	25%	18%	$627.7	$2,521.8	4.0x	25%
CAP II	2/2006	$1,810.0	$1,628.2	$2,884.6	1.8x	11%	8%	$1,242.8	$2,618.4	2.1x	14%
CAP III	5/2008	$2,551.6	$2,527.3	$4,731.3	1.9x	19%	13%	$1,709.9	$2,909.7	1.7x	16%
CJP I	10/2001	¥50,000.0	¥47,291.4	¥138,902.1	2.9x	61%	37%	¥47,291.4	¥138,902.1	2.9x	61%
CJP II	7/2006	¥165,600.0	¥141,866.7	¥192,634.5	1.4x	6%	2%	¥64,306.1	¥106,038.7	1.6x	10%
CGFSP I	9/2008	$1,100.2	$1,080.7	$2,194.0	2.0x	19%	13%	$555.4	$1,237.7	2.2x	25%
CEOF I	5/2011	$1,119.1	$1,130.3	$1,461.6	1.3x	14%	9%	$221.0	$585.8	2.7x	47%
CETP II	2/2007	€521.6	€436.4	€1,072.0	2.5x	26%	17%	€216.9	€889.5	4.1x	36%
CAGP IV	6/2008	$1,041.4	$949.4	$1,398.2	1.5x	12%	7%	$303.1	$603.3	2.0x	20%
All Other Funds (9)	Various		$3,867.6	$6,276.5	1.6x	17%	7%	$3,191.2	$5,593.7	1.8x	19%
Coinvestments and Other (10)	Various		$9,586.0	$22,553.0	2.4x	36%	33%	$6,145.2	$18,348.2	3.0x	36%
Total Fully Invested Funds			$58,857.6	$125,129.6	2.1x	26%	19%	$43,274.9	$107,820.1	2.5x	28%
Funds in the Investment Period (6)
CP VI (12)	5/2012	$13,000.0	$6,206.4	$7,932.1	1.3x	NM	NM
CEP IV (12)	8/2013	€3,669.5	€1,575.3	€1,576.8	1.0x	NM	NM
CAP IV (12)	11/2012	$3,880.4	$1,796.8	$2,167.5	1.2x	NM	NM
CGFSP II	4/2013	$1,000.0	$708.2	$774.5	1.1x	10%	0%
CJP III (12)	8/2013	¥119,505.1	¥50,196.5	¥68,729.1	1.4x	NM	NM
CEOF II (12)	3/2015	$2,400.0	$429.2	$453.7	1.1x	NM	NM
All Other Funds (11)	Various		$2,240.8	$2,305.6	1.0x	NM	NM
Total Funds in the Investment Period			$13,644.8	$16,081.2	1.2x	12%	3%	$789.0	$2,204.1	2.8x	57%
TOTAL CORPORATE PRIVATE EQUITY (13)			$72,502.4	$141,210.8	1.9x	26%	18%	$44,063.9	$110,024.2	2.5x	28%

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

(12)	Returns are not considered meaningful, as the investment period commenced in May 2012 for CP VI, November 2012 for CAP IV, August 2013 for CEP IV, August 2013 for CJP III, and March 2015 for CEOF II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2016
Corporate Private Equity	(Reported in Local Currency, in Millions)
CP VI	$6,428.9	1.1x	1.3x	48%	X		100%	Jun-13	14	May-18
CP V	$5,801.2	1.6x	1.9x	95%	X	X	100%	Jun-07	38	May-13
CEP III	€2,156.7	1.4x	2.2x	96%	X	X	100%	Jul-07	37	Dec-12
CAP IV	$2,048.4	1.2x	1.2x	46%			100%	Jul-13	13	Nov-18
CAP III	$1,727.1	2.2x	1.9x	99%	X	X	100%	Jun-08	34	May-14
CEP IV	€1,221.7	0.9x	1.0x	43%			100%	Sep-14	9	Aug-19
CGFSP I	$1,189.7	1.6x	2.0x	98%	X	X	100%	Oct-08	32	Sep-14
CEOF I	$958.0	1.0x	1.3x	101%	X		80%	Sep-11	21	May-17
CAGP IV	$823.1	1.3x	1.5x	91%			100%	Aug-08	33	Jun-14
CJP III	¥76,691.5	1.4x	1.4x	42%	X		100%	Sep-13	13	Feb-20
CJP II	¥70,451.5	1.1x	1.4x	86%			80%	Oct-06	40	Jul-12
CGFSP II	$682.3	1.1x	1.1x	71%			100%	Jun-13	14	Dec-17
CEOF II	$500.0	1.0x	1.1x	18%			80%	Nov-15	4	Mar-21
CP IV	$373.3	3.4x	2.4x	97%	X	X	80%	Apr-05	46	Dec-10
CAP II	$341.5	1.0x	1.8x	90%		(X)	80%	Mar-06	43	Feb-12
CETP II	€175.4	0.9x	2.5x	84%	X	X	100%	Jan-08	35	Jul-13
CEP II	€110.8	0.3x	1.9x	113%	X	X	80%	Sep-03	53	Sep-08
All Other Funds (8)	$3,140.2	1.0x	2.1x		NM	NM
Coinvestment and Other (9)	$4,300.5	1.4x	2.4x		NM	NM
Total Corporate Private Equity (10)	$33,879.2	1.2x	1.9x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value, before management fees, expenses and carried interest, divided by cumulative invested capital

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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

Global Market Strategies
Profitability in our Global Markets Strategies segment has generally trended down since 2013 due to the lack of material performance fees from our hedge funds as well as from growing losses from some of our hedge funds and related commodities products.  Investment in new product development in this segment has also contributed to lower earnings.  As a result, we conducted a review of the segment in order to realign and reorganize certain of the segment’s operations. We have committed to develop our credit business through strategic hires and to reduce our exposure to shorter-term trading businesses. As such, on October 31, 2016 we closed a transaction to transfer our 55% ownership interest in ESG to its founders. (See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this transaction.) We currently expect GMS to continue to operate at a Fee Related Earnings loss for 2016.
For purposes of presenting our results of operations for this segment, we include only our economic interests in the results of operations of Claren Road, ESG and Carlyle Commodity Management (formerly known as Vermillion). The following table presents our results of operations for our Global Market Strategies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$44.1	$52.3	$147.4	$162.6
Portfolio advisory fees, net	0.1	0.1	0.7	0.6
Transaction fees, net	—	—	—	—
Total fund level fee revenues	44.2	52.4	148.1	163.2
Performance fees
Realized	14.3	11.8	21.5	25.0
Unrealized	3.1	(62.4)	4.6	(40.1)
Total performance fees	17.4	(50.6)	26.1	(15.1)
Investment income (loss)
Realized	1.1	3.1	2.7	5.9
Unrealized	7.1	(5.0)	14.9	(10.7)
Total investment income (loss)	8.2	(1.9)	17.6	(4.8)
Interest	1.1	(0.4)	3.7	0.2
Other income	1.2	1.1	3.5	3.7
Total revenues	72.1	0.6	199.0	147.2
Segment Expenses
Compensation and benefits
Direct base compensation	20.9	22.4	66.3	75.3
Indirect base compensation	7.5	6.9	22.7	22.1
Equity-based compensation	4.4	5.0	13.8	14.5
Performance fee related
Realized	6.6	5.4	8.1	11.8
Unrealized	1.3	(28.6)	2.2	(18.6)
Total compensation and benefits	40.7	11.1	113.1	105.1
General, administrative, and other indirect expenses	37.7	14.0	77.1	49.1
Depreciation and amortization expense	1.5	1.3	4.6	3.7
Interest expense	3.0	2.6	8.5	8.1
Total expenses	82.9	29.0	203.3	166.0
Economic Net Loss	$(10.8)	$(28.4)	$(4.3)	$(18.8)
(-) Net Performance Fees	9.5	(27.4)	15.8	(8.3)
(-) Investment Income (Loss)	8.2	(1.9)	17.6	(4.8)
(+) Equity-based Compensation	4.4	5.0	13.8	14.5
(+) Reserve for Litigation and Contingencies	19.0	—	19.0	—
(=) Fee Related Earnings	$(5.1)	$5.9	$(4.9)	$8.8
(+) Realized Net Performance Fees	7.7	6.4	13.4	13.2
(+) Realized Investment Income	1.1	3.1	2.7	5.9
(=) Distributable Earnings	$3.7	$15.4	$11.2	$27.9

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Distributable Earnings

Distributable earnings decreased $11.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $16.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the changes in distributable earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, September 30, 2015	$15.4	$27.9
Increases (decreases):
Increase in realized net performance fees	1.3	0.2
Decrease in realized investment income	(2.0)	(3.2)
Decrease in fee related earnings	(11.0)	(13.7)
Total decrease	(11.7)	(16.7)
Distributable earnings, September 30, 2016	$3.7	$11.2

Realized Net Performance Fees. Realized net performance fees increased $1.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $0.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The majority of realized net performance fees were generated by the business development companies and the structured credit funds for the three and nine months ended September 30, 2016 and 2015.

Realized Investment Income. Realized investment income for the three months ended September 30, 2016 was $1.1 million compared to realized investment income of $3.1 million for the three months ended September 30, 2015. Realized investment income for the nine months ended September 30, 2016 was $2.7 million compared to realized investment income of $5.9 million for the nine months ended September 30, 2015. The decrease in realized investment income for both the three months and nine months ended September 30, 2016 is primarily due to lower realizations on investments in our structured credit funds.

Fee Related Earnings

Fee related earnings decreased $11.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $13.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in fee related earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, September 30, 2015	$5.9	$8.8
Increases (decreases):
Decrease in fee revenues	(8.2)	(15.1)
Decrease in direct and indirect base compensation	0.9	8.4
Increase in general, administrative and other expenses	(4.7)	(9.0)
All other changes	1.0	2.0
Total decrease	(11.0)	(13.7)
Fee related earnings, September 30, 2016	$(5.1)	$(4.9)

Fee Revenues. Fee revenues decreased $8.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $15.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Lower fund management fees	$(8.2)	$(15.2)
Higher portfolio advisory fees	—	0.1
Total decrease in fee revenues	$(8.2)	$(15.1)

The decrease in fund management fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as well as the decrease in fund management fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 are primarily due to lower hedge fund assets under management and lower basis on certain carry funds, partially offset by the activation of fees on our second energy mezzanine opportunity fund (“CEMOF II”). Hedge fund assets under management decreased to $5.2 billion at September 30, 2016 from $9.3 billion at September 30, 2015, primarily due to redemptions and investment depreciation.

The weighted average management fee rate on our hedge funds decreased from 1.61% at September 30, 2015 to 1.50% at September 30, 2016 primarily due to both the reduction of fee rates and lower fee basis caused by net redemptions in our Claren Road funds. The weighted average management fee rate on our carry funds decreased from 1.39% at September 30, 2015 to 1.36% at September 30, 2016, primarily due to the reduction in both the fee basis and rate of our first energy mezzanine fund ("CEMOF I") and our third distressed and corporate opportunities fund (“CSP III”) as they switched from commitments to invested equity at the end of the original investment period.
Direct and indirect compensation expense. Direct and indirect compensation expense decreased $0.9 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to lower headcount. Also, included in our direct and indirect compensation expense for the three months ended September 30, 2016 is $2.3 million associated with fundraising activities, which is $1.1 million higher than the three months ended September 30, 2015.

Direct and indirect compensation expense decreased $8.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to lower headcount, partially offset by increased compensation costs related to fundraising activities.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $4.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to increased legal and professional fees attributable to certain commodities transactions (see Note 10 to the unaudited condensed consolidated financial statements).
General, administrative and other indirect expenses increased $9.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to higher legal and professional fees attributable to certain commodities transactions (see Note 10 to the unaudited condensed consolidated financial statements), partially offset by lower external costs associated with fundraising activities of $3.7 million.
Economic Net Loss
Economic net loss decreased $17.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $14.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in economic net loss for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net loss, September 30, 2015	$(28.4)	$(18.8)
Increases (decreases):
Increase in net performance fees	36.9	24.1
Increase in investment income	10.1	22.4
Decrease in equity-based compensation	0.6	0.7
Decrease in fee related earnings	(11.0)	(13.7)
Reserve for litigation and contingencies	(19.0)	(19.0)
Total increase	17.6	14.5
Economic net loss, September 30, 2016	$(10.8)	$(4.3)
Performance Fees. Performance fees (realized and unrealized) for the three and nine months ended September 30, 2016 and 2015 are from the following types of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Carry funds	$3.1	$(69.9)	$4.2	$(47.7)
Hedge funds	—	7.5	0.9	7.8
Structured credit funds	1.5	5.3	8.2	18.3
Business development companies	12.8	6.5	12.8	6.5
Performance fees	$17.4	$(50.6)	$26.1	$(15.1)

The $17.4 million of performance fees for the three months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•Business development companies of $12.8 million,
•Carlyle Strategic Partners III, L.P. (“CSP III”) of $4.7 million,

•Carlyle Strategic Partners II, L.P. (“CSP II”) of $1.6 million, and
•Carlyle Mezzanine Partners II, L.P. (“CMP II”) of $(3.2) million.

The $(50.6) million of performance fees for the three months ended September 30, 2015 was driven by performance fees recognized from our carry funds, including $(48.3) million from CEMOF and $(13.2) million from CMP II.

The $26.1 million of performance fees for the nine months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•Business development companies of $12.8 million,
•CLOs of $8.2 million,
•CSP III of $3.2 million,
•CSP II of $2.8 million, and
•CMP II of $(1.8) million.

The $(15.1) million of performance fees for the nine months ended September 30, 2015 was driven primarily by performance fees recognized from our carry funds, including $(39.0) million from CEMOF and $(6.2) million from CMP II.

Performance fees of $17.4 million and $(50.6) million are inclusive of performance fees reversed of approximately $3.4 million and $70.1 million for the three months ended September 30, 2016 and 2015, respectively. Performance fees of $26.1 million and $(15.1) million are inclusive of performance fees reversed of approximately $1.8 million and $47.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment's carry funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Carry funds	—%	(9)%	(13)%	(4)%

Net performance fees as a percentage of total performance fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net Performance Fees	$9.5	$(27.4)	$15.8	$(8.3)

Percentage of Total Performance Fees	55%	54%	61%	55%

The increase in net performance fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to increased performance fees generated from our business development companies in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Total Investment Income (Loss). Total investment income (realized and unrealized) for the three months ended September 30, 2016 was $8.2 million compared to total investment loss of $1.9 million for the three months ended September 30, 2015. Total investment income (realized and unrealized) for the nine months ended September 30, 2016 was $17.6 million compared to total investment loss of $4.8 million for the nine months ended September 30, 2015. The increase in investment income for both periods relates primarily to appreciation on certain U.S. and Euro-denominated collateralized loan obligations for the three months and nine months ended September 30, 2016 as compared to depreciation on investments in U.S.-denominated collateralized loan obligations for the three months and nine months ended September 30, 2015.

Equity-based Compensation. Equity-based compensation was $4.4 million for the three months ended September 30, 2016, a decrease of $0.6 million from $5.0 million for the three months ended September 30, 2015.

Equity-based compensation was $13.8 million for the nine months ended September 30, 2016, a decrease of $0.7 million from $14.5 million for the nine months ended September 30, 2015.

Reserve for Litigation and Contingencies. Global Market Strategies’ share of a reserve for litigation and contingencies was $19.0 million for both the three and nine months ended September 30, 2016. See Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2016	2015
Global Market Strategies	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$3,389	$1,330
Fee-earning AUM based on invested capital	1,343	792
Fee-earning AUM based on collateral balances, at par	17,677	17,416
Fee-earning AUM based on net asset value	4,761	8,754
Fee-earning AUM based on other (2)	1,797	1,213
Total Fee-earning AUM	$28,967	$29,505
Weighted Average Management Fee Rates (3)
All Funds, excluding CLOs	1.43%	1.56%

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes funds with fees based on gross asset value.

(3)
Represents the aggregate effective management fee rate for carry funds and hedge funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Global Market Strategies	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$28,732	$31,278	$30,972	$33,898
Inflows, including Fee-paying Commitments (1)	810	19	1,268	25
Outflows, including Distributions (2)	(45)	(339)	(594)	(472)
Subscriptions, net of Redemptions (3)	(373)	(735)	(2,266)	(3,431)
Changes in CLO collateral balances (4)	(267)	(545)	(400)	216
Market Appreciation/(Depreciation) (5)	(169)	(262)	(571)	(626)
Foreign Exchange and other (6)	279	89	558	(105)
Balance, End of Period	$28,967	$29,505	$28,967	$29,505

(1)	Inflows represent limited partner capital raised and capital invested by our carry funds outside the investment period.

(2)
Outflows represent limited partner distributions from our carry funds, changes in fee basis for our carry funds where the investment period has expired, and reductions for funds that are no longer calling fees.

(3)
Represents subscriptions and redemptions in our hedge funds and mutual fund. This does not include approximately $1.0 billion of AUM that will be redeemed in near future periods and $3.6 billion of ESG assets that was removed from AUM upon transfer of ownership to the ESG founders in the fourth quarter of 2016.

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

Fee-earning AUM was $29.0 billion at September 30, 2016, an increase of $0.3 billion, or approximately 1%, compared to $28.7 billion at June 30, 2016. This increase was driven by net inflows of $0.8 billion primarily in CSP IV and foreign exchange gains of $0.3 billion in our Euro-denominated CLOs. This increase was partially offset by net redemptions in our hedge funds of $0.4 billion and $0.3 billion of decreases in our CLO collateral balances. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $29.0 billion at September 30, 2016, a decrease of $2.0 billion, or approximately 6%, compared to $31.0 billion at December 31, 2015. This decrease was driven by net redemptions in our hedge funds of $2.3 billion, primarily in our hedge funds at Claren Road and ESG, net outflows including distributions of $0.6 billion, primarily due to fees no longer being charged on one of our commodities hedge funds and distributions by funds with a management fee basis of invested equity, and $0.6 billion of market depreciation in our hedge funds. This decrease was partially offset by net inflows of $1.3 billion, primarily due to fundraising in CEMOF II and CSP IV.
Fee-earning AUM was $29.0 billion at September 30, 2016, a decrease of $0.5 billion, or approximately 2%, compared to $29.5 billion at September 30, 2015. This decrease was driven by net redemptions in our hedge funds of $3.2 billion, primarily in our hedge funds at Claren Road and ESG, net outflows including distributions of $1.1 billion, primarily due to the change in basis from commitments to invested equity in CEMOF I, and $0.6 billion of market depreciation in our hedge funds. This decrease was partially offset by net inflows of $3.7 billion, primarily due to fundraising in CEMOF II and CSP IV.
Fee-earning AUM was $29.5 billion at September 30, 2015, a decrease of $1.8 billion, or approximately 6%, compared to $31.3 billion at June 30, 2015. This decrease was primarily a result of net redemptions of $0.7 billion in our hedge funds, net decreases of $0.5 billion in our CLO collateral balances, net outflows including distributions of $0.3 billion, primarily due to the change in basis from commitments to invested equity in CSP III, and market depreciation of $0.3 billion. Offsetting this were increases from foreign exchange on our Euro-denominated CLOs of $0.1 billion. Commitments from CEMOF II do not increase Fee-earning AUM, as their fees have not yet commenced.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2016.
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Global Market Strategies
Balance, Beginning of Period	$5,274	$29,430	$34,704	$3,751	$31,504	$35,255
Commitments (1)	943	—	943	2,586	—	2,586
Capital Called, net (2)	(115)	134	19	(329)	470	141
Distributions (3)	32	(224)	(192)	126	(384)	(258)
Subscriptions, net of Redemptions (4)	—	(388)	(388)	—	(2,347)	(2,347)
Changes in CLO collateral balances (5)	—	(962)	(962)	—	(610)	(610)
Market Appreciation/(Depreciation) (6)	—	(217)	(217)	—	(1,083)	(1,083)
Foreign Exchange and other (7)	—	237	237	—	460	460
Balance, End of Period (8)	$6,134	$28,010	$34,144	$6,134	$28,010	$34,144

(1)	Represents capital raised by our carry funds, net of expired available capital.

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

(4)
Represents the net result of subscriptions to and redemptions from our hedge funds and mutual fund. This does not include approximately $1.0 billion of AUM that will be redeemed in future periods and $3.6 billion of ESG assets that was removed from AUM upon transfer of ownership to the ESG founders in the fourth quarter of 2016.

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

(8)
Ending balance is comprised of approximately $19.0 billion from our structured credit /other structured product funds, $5.2 billion in our hedge funds, $8.2 billion (including $6.1 billion of Available Capital) in our carry funds, and $1.8 billion from our business development companies.

Total AUM was $34.1 billion at September 30, 2016, a decrease of $0.6 billion, or approximately 2%, compared to $34.7 billion at June 30, 2016. This decrease was a result of a $1.0 billion decrease in our CLO collateral balances and net redemptions in our hedge funds of $0.4 billion Partially offsetting this decrease were new commitments of $0.9 billion primarily in CSP IV and $0.2 billion of foreign exchange increases in our Euro-denominated CLOs.
Total AUM was $34.1 billion at September 30, 2016, a decrease of $1.2 billion, or approximately 3%, compared to $35.3 billion at December 31, 2015. This decrease was primarily a result of net redemptions of $2.3 billion in our hedge funds and $1.1 billion of market depreciation driven by decreases in our hedge funds and $0.3 billion of depreciation (41%) attributable to CEMOF I. These were offset by inflows of $2.6 billion related to closings in CEMOF II and CSP IV.

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

The following table reflects the performance of certain carry funds in our Global Market Strategies business. These tables separately present carry funds that, as of September 30, 2016, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS
			As of September 30, 2016			Inception to September 30, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(5)	Net IRR(6)
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP II	6/2007	$1,352.3	$1,352.3	$2,447.2	1.8x	17%	11%
CSP III	8/2011	$702.8	$670.2	$1,039.9	1.6x	34%	22%
CEMOF I	12/2010	$1,382.5	$1,239.1	$1,086.5	0.9x	(6)%	(13)%
CEMOF II (7)	2/2015	$2,773.0	$232.1	$243.5	1.0x	NM	NM

(1)
The data presented herein that provides “inception to date” performance results for CSP II, CSP III, CEMOF I, and CEMOF II related to the period following the formation of the funds in June 2007, August 2011, December 2010, and February 2015, respectively.

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

(7)	Returns are not considered meaningful, as the investment period commenced in February 2015 for CEMOF II.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2016
Global Market Strategies	(Reported in Local Currency, in Millions)
CSP III	$562.5	1.2x	1.6x	95%	X		80%	Dec-11	20	Aug-15
CEMOF I	$520.1	0.5x	0.9x	90%			100%	Dec-10	24	Dec-15
CEMOF II	$176.3	1.0x	1.0x	8%			100%	Dec-15	4	Feb-20
CSP II	$153.0	0.8x	1.8x	100%	X		80%	Dec-07	36	Jun-11
All Other Funds (8)	$228.8	0.8x	1.4x		NM	NM
Coinvestment and Other (9)	$378.8	0.7x	0.9x		NM	NM
Total Global Market Strategies	$2,019.5	0.8x	1.3x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

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

(8)
Aggregate includes the following funds: CSP I, CMP I, CMP II, and CASCOF. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

(9)
Includes co-investments, prefund investments and certain other stand-alone investments arranged by us. In Accrued Carry/(Clawback) and LTM Realized Carry not indicated because the indicator does not apply to each fund within the aggregate.

The ESG Cross Border Equity Master Fund Ltd. and the ESG Domestic Opportunity Master Fund Ltd. (our “reported hedge funds”), had AUM of approximately $1.5 billion and $1.2 billion, respectively, as of September 30, 2016. The asset-weighted hedge fund performance of our reported hedge funds was +0.7% for the three months ended September 30, 2016 and -3.2% for the nine months ended September 30, 2016. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for the hedge fund performance tables that present annual and inception-to-date returns for each of our reported hedge funds as of such date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$60.3	$69.3	$192.0	$197.1
Portfolio advisory fees, net	—	0.1	0.1	0.4
Transaction fees, net	—	0.1	—	0.4
Total fund level fee revenues	60.3	69.5	192.1	197.9
Performance fees
Realized	19.2	57.7	79.8	112.5
Unrealized	2.0	(9.3)	165.8	(38.3)
Total performance fees	21.2	48.4	245.6	74.2
Investment income (loss)
Realized	(14.1)	(4.9)	(21.4)	(94.7)
Unrealized	4.5	2.1	6.5	58.4
Total investment income (loss)	(9.6)	(2.8)	(14.9)	(36.3)
Interest	0.4	0.1	1.3	0.2
Other income	0.4	0.8	1.0	2.4
Total revenues	72.7	116.0	425.1	238.4
Segment Expenses
Compensation and benefits
Direct base compensation	17.2	20.4	55.4	56.4
Indirect base compensation	8.9	9.7	28.2	30.8
Equity-based compensation	7.1	6.2	20.3	19.6
Performance fee related
Realized	8.7	25.5	34.8	46.0
Unrealized	(15.7)	7.2	55.2	28.4
Total compensation and benefits	26.2	69.0	193.9	181.2
General, administrative, and other indirect expenses	37.2	17.0	70.7	52.4
Depreciation and amortization expense	1.4	1.2	4.4	3.1
Interest expense	4.1	2.6	12.1	7.9
Total expenses	68.9	89.8	281.1	244.6
Economic Net Income (Loss)	$3.8	$26.2	$144.0	$(6.2)
(-) Net Performance Fees	28.2	15.7	155.6	(0.2)
(-) Investment Loss	(9.6)	(2.8)	(14.9)	(36.3)
(+) Equity-based Compensation	7.1	6.2	20.3	19.6
(+) Reserve for Litigation and Contingencies	21.6	—	21.6	—
(=) Fee Related Earnings	$13.9	$19.5	$45.2	$49.9
(+) Realized Net Performance Fees	10.5	32.2	45.0	66.5
(+) Realized Investment Loss	(14.1)	(4.9)	(21.4)	(94.7)
(=) Distributable Earnings	$10.3	$46.8	$68.8	$21.7

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Distributable Earnings

Distributable earnings decreased $36.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $47.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in distributable earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, September 30, 2015	$46.8	$21.7
Increases (decreases):
Decrease in realized net performance fees	(21.7)	(21.5)
(Increase) decrease in realized investment loss	(9.2)	73.3
Decrease in fee related earnings	(5.6)	(4.7)
Total (decrease) increase	(36.5)	47.1
Distributable earnings, September 30, 2016	$10.3	$68.8

Realized Net Performance Fees. Realized net performance fees decreased $21.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $21.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in realized net performance fees for both the three months and nine months ended September 30, 2016 as compared to both the three months and nine months ended September 30, 2015 is due to the absence in 2016 of realizations in our power opportunity fund as well as lower realizations in our U.S. real estate funds in 2016. The majority of realized net performance fees were generated by the following funds for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
CRP VI	CRP VI	CRP VI	CRP VI
	CPOCP	CEREP III - External Coinvest	CPOCP
		CRP III	CRP III

Realized Investment Loss. Realized investment loss for the three months ended September 30, 2016 was $14.1 million as compared to realized investment loss of $4.9 million for the three months ended September 30, 2015, an increase of realized investment loss of $9.2 million. The increase in realized investment loss for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily relates to higher realized investment losses of $14.5 million recorded in the three months ended September 30, 2016 associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements), partially offset by gains on investments in our real estate funds and the NGP funds.

Realized investment loss for the nine months ended September 30, 2016 was $21.4 million as compared to realized investment loss of $94.7 million for the nine months ended September 30, 2015, a decrease of realized investment loss of $73.3 million. The decrease in realized investment loss for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily relates to the realized investment loss recorded in the nine months ended September 30, 2015 from our guarantee of liabilities of Carlyle Europe Real Estate Partners I, L.P. (“CEREP I”) associated with an adverse judgment in a French tax court proceeding of $80 million. See Note 10 to the unaudited condensed consolidated financial statements for additional information. Additionally, there were higher realized investment losses of $13.9 million recorded in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 associated with Urbplan. These realized investment losses were partially offset by gains on investments in our real estate funds and the NGP funds.

Fee Related Earnings

Fee related earnings decreased $5.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $4.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in fee related earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, September 30, 2015	$19.5	$49.9
Increases (decreases):
Decrease in fee revenues	(9.2)	(5.8)
Decrease in direct and indirect base compensation	4.0	3.6
Decrease in general, administrative and other expenses	1.4	3.3
Increase in interest expense	(1.5)	(4.2)
All other changes	(0.3)	(1.6)
Total decrease	(5.6)	(4.7)
Fee related earnings, September 30, 2016	$13.9	$45.2

Fee Revenues. Fee revenues decreased $9.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $5.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Lower fund management fees	$(9.0)	$(5.1)
Lower transaction fees	(0.1)	(0.4)
Lower portfolio advisory fees	(0.1)	(0.3)
Total decrease in fee revenues	$(9.2)	$(5.8)

The decrease in fund management fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily reflects a $12.6 million decrease in catch-up management fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on our second power fund (“CPP II”), our seventh U.S. real estate fund (“CRP VII”), and first international energy fund (“CIEP I”). This decrease is partially offset by increased management fee revenues due to higher assets under management from additional commitments raised during 2015 and 2016 for our second power fund (“CPP II”), and our seventh U.S. real estate fund (“CRP VII”) as well as the activation of management fees in NGP XI.

The decrease in fund management fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily reflects a $13.3 million decrease in catch-up management fees from $21.9 million for the nine months ended September 30, 2015 to $8.6 million for the nine months ended September 30, 2016. The higher catch-up management fees in 2015 primarily related to subsequent closings in 2015 on CRP VII, CIEP I, and CPP II. This decrease is partially offset by increased management fee revenues due to higher assets under management from additional commitments raised during 2015 and 2016 for CPP II, CRP VII, and CIEP I as well as the activation of management fees in NGP XI.

The weighted average management fee rate for funds in the investment period increased to 1.44% at September 30, 2016 from 1.36% at September 30, 2015 due primarily to the commencement of fees in NGP XI which has a higher management fee rate than our other funds in the original investment period. The total weighted average management fee increased to 1.24% at September 30, 2016 from 1.22% at September 30, 2015 mainly due to NGP XI.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $4.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to lower bonus accruals and lower compensation associated with fundraising activities for the three months ended September 30, 2016, partially offset by increased headcount.

Direct and indirect compensation expense decreased $3.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to lower bonus accruals and lower compensation associated with fundraising activities for the nine months ended September 30, 2016, partially offset by increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $1.4 million and $3.3 million for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The primary driver of the decrease was lower external costs associated with fundraising activities in 2016 as compared to 2015. Additionally, there were foreign currency gains recorded in the nine months ended September 30, 2016 as compared to foreign currency losses recorded in the nine months ended September 30, 2015.
Economic Net Income (Loss)
Economic net income (loss) decreased $22.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $150.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in economic net income (loss) for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income (loss), September 30, 2015	$26.2	$(6.2)
Increases (decreases):
Increase in net performance fees	12.5	155.8
(Increase) decrease in investment loss	(6.8)	21.4
Increase in equity-based compensation	(0.9)	(0.7)
Decrease in fee related earnings	(5.6)	(4.7)
Reserve for litigation and contingencies	(21.6)	(21.6)
Total (decrease) increase	(22.4)	150.2
Economic net income (loss), September 30, 2016	$3.8	$144.0
Performance Fees. Performance fees (realized and unrealized) decreased $27.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to significant performance fee reversals from our real estate funds, partially offset by performance fees generated by the NGP funds and due to CRP VII exceeding its performance threshold for the first time in 2016 and, therefore recognizing performance fees in 2016 but not in 2015. Performance fees (realized and unrealized) increased $171.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to CRP VII exceeding its performance threshold in 2016 and, therefore recognizing performance fees, and performance fees generated by the NGP funds in 2016 as compared to reversals in 2015.

Performance fees are from the following types of funds:

	Performance Fees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Real Estate funds	$(16.0)	$66.0	$199.9	$158.6
Natural Resources funds	37.5	7.0	45.9	(0.9)
Legacy Energy funds	(0.3)	(24.6)	(0.2)	(83.5)
Total	$21.2	$48.4	$245.6	$74.2

The $21.2 million of performance fees for the three months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•NGP XI of $30.5 million,
•CRP VII of $18.3 million,
•CRP VI of $6.9 million,
•NGP X of $6.2 million,
•CRP V of $(51.7) million, and
•CRP III of $(10.3) million.

The $48.4 million of performance fees for the three months ended September 30, 2015 was driven primarily by performance fees recognized from the following funds:

•CRP V of $34.5 million,
•CRP VI of $26.1 million, and
•Energy IV of $(22.9) million.
The $245.6 million of performance fees for the nine months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•CRP VII of $74.2 million,
•CRP V of $45.4 million,
•NGP XI of $37.4 million,
•CRP VI of $34.9 million,
•CRP III of $17.6 million, and
•NGP X of $9.0 million.
The $74.2 million of performance fees for the nine months ended September 30, 2015 was driven primarily by performance fees recognized from the following funds:
•CRP VI of $84.8 million,
•CRP V of $51.7 million,
•CRP III of $17.4 million,
•Energy III of $(38.7) million,
•Energy IV of $(37.8) million, and
•NGP X of $(18.5) million.
Performance fees of $21.2 million and $48.4 million are inclusive of performance fees reversed of approximately $62.3 million and $30.8 million for the three months ended September 30, 2016 and 2015, respectively. Performance fees of $245.6 million million and $74.2 million are inclusive of performance fees reversed of approximately $4.6 million and $103.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The appreciation (depreciation) in remaining value of assets for this segment by type of fund are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real Estate funds	—%	6%	16%	21%
Natural Resources funds	12%	(4)%	24%	(3)%
Legacy Energy funds	1%	(17)%	1%	(21)%
Total	4%	(5)%	13%	(3)%
Net performance fees for the three months ended September 30, 2016 were $28.2 million, representing an increase of $12.5 million from $15.7 million in net performance fees for the three months ended September 30, 2015. Net performance fees for the nine months ended September 30, 2016 were $155.6 million, representing an increase of $155.8 million from $(0.2) million in net performance fees for the nine months ended September 30, 2015. The increases were primarily due to increased performance fees from the NGP funds and reversals of performance fees in the Legacy Energy funds in 2015 that did not recur in 2016.
Performance fees earned from the Legacy Energy funds and from NGP funds are allocated solely to Carlyle and are not otherwise shared or allocated with our investment professionals. Accordingly, performance fee compensation as a percentage of performance fees is generally not a comparable measurement for Real Assets from period to period.
Total Investment Loss. Total investment loss (realized and unrealized) for the three months ended September 30, 2016 was $9.6 million as compared to total investment loss of $2.8 million for the three months ended September 30, 2015. The increase in total investment loss for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to higher investment losses associated with Urbplan (see Note 16 to the unaudited condensed consolidated financial statements). Additionally, total investment loss includes investment gains of approximately $3.2 million associated with our investments in NGP for the three months ended September 30, 2016 as compared to approximately $2.1 million of investment losses associated with our investments in NGP for the three months ended September 30, 2015.
Total investment loss (realized and unrealized) for the nine months ended September 30, 2016 was $14.9 million as compared to total investment loss of $36.3 million for the nine months ended September 30, 2015. The decrease in total investment loss for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to approximately $34 million in losses from our guarantee of liabilities of CEREP I associated with an adverse judgment in a French tax court proceeding that was recorded in the nine months ended September 30, 2015. See Note 10 to the unaudited condensed consolidated financial statements for additional information. The decrease in total investment loss is also due to investment gains of approximately $6.9 million associated with our investments in NGP for the nine months ended September 30, 2016 as compared to approximately $3.8 million of investment losses associated with our investments in NGP for the nine months ended September 30, 2015, partially offset by higher investment losses associated with Urbplan.
Equity-based Compensation. Equity-based compensation was $7.1 million for the three months ended September 30, 2016, an increase of $0.9 million from $6.2 million for the three months ended September 30, 2015.
Equity-based compensation was $20.3 million for the nine months ended September 30, 2016, an increase of $0.7 million from $19.6 million for the nine months ended September 30, 2015.

Reserve for Litigation and Contingencies. Real Assets’ share of a reserve for litigation and contingencies was $21.6 million for both the three and nine months ended September 30, 2016. See Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of September 30,
	2016	2015
Real Assets	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$12,918	$7,890
Fee-earning AUM based on invested capital (2)	15,150	19,985
Fee-earning AUM based on net asset value	127	—
Fee-earning AUM based on lower of cost or fair value and other (3)	710	647
Total Fee-earning AUM (4)	$28,905	$28,522
Weighted Average Management Fee Rates (5)
All Funds	1.24%	1.22%
Funds in Investment Period	1.44%	1.36%

(1)	For additional information concerning the components of Fee-earning AUM, See “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for investments for certain real estate funds.

(3)	Includes certain funds that are calculated on gross asset value.

(4)
Energy II, Energy III, Energy IV, Renew I, and Renew II (collectively, the “Legacy Energy Funds”), are managed with Riverstone Holdings LLC and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. With the exception of Energy IV and Renew II, where Carlyle has a minority representation on the funds’ management committees, management of each of the Legacy Energy Funds is vested in committees with equal representation by Carlyle and Riverstone, and the consent of representatives of both Carlyle and Riverstone is required for investment decisions. As of September 30, 2016, the Legacy Energy Funds had, in the aggregate, approximately $6.3 billion in AUM and $5.8 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down. NGP VII, NGP VIII, NGP IX, or in the case of NGP M&R, NGP ETP I, and NGP ETP II, certain affiliated entities (collectively, the “NGP management fee funds”) and NGP X, NGP GAP and NGP XI (referred to herein as the “NGP carry funds”), are managed by NGP Energy Capital Management. As of September 30, 2016, the NGP management fee funds and NGP carry funds had, in the aggregate, approximately $11.3 billion in AUM and $10.4 billion in Fee-earning AUM.

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

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real Assets	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$30,422	$28,075	$30,905	$28,351
Inflows, including Fee-paying Commitments (1)	186	1,094	1,161	3,292
Outflows, including Distributions (2)	(1,589)	(574)	(3,089)	(2,890)
Market Appreciation/(Depreciation) (3)	6	(25)	14	(32)
Foreign Exchange and other (4)	(120)	(48)	(86)	(199)
Balance, End of Period	$28,905	$28,522	$28,905	$28,522

(1)	Inflows represent limited partner capital raised and capital invested by funds outside the investment period.

(2)	Outflows represent distributions from funds outside the investment period and changes in fee basis for our carry funds where the investment period has expired.

(3)	Market Appreciation/(Depreciation) represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value.

(4)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Fee-earning AUM was $28.9 billion at September 30, 2016, a decrease of $1.5 billion, or approximately 5%, compared to $30.4 billion at June 30, 2016. This decrease was driven by outflows of $1.6 billion, primarily related to distribution activity in our funds outside the original investment period. The decrease was partially offset by inflows of $0.2 billion, primarily related to new limited partner commitments in CPI and purchases by funds outside the original investment period. Changes in fair value have no material impact on Fee-earning AUM for Real Assets as substantially all of the funds generate management fees based on either commitments or invested capital at cost, neither of which is impacted by fair value movements. Investment and distribution activity by funds still in the original investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $28.9 billion at September 30, 2016, a decrease of $2.0 billion, or 6%, compared to $30.9 billion at December 31, 2015. The decrease is related to outflows of $3.1 billion primarily attributable to dispositions in various funds with fees based on invested capital. The decrease was partially offset by inflows of $1.2 billion, primarily related to new limited partner commitments in CPP II and CPI, and purchases by funds outside the original investment period.
Fee-earning AUM was $28.9 billion at September 30, 2016, an increase of $0.4 billion, or 1%, compared to $28.5 billion at September 30, 2015. The increase is related to inflows of $6.3 billion, primarily due to limited partner capital commitments in CPP II, the change in management fee basis from invested equity to commitments in NGP XI, and purchases by several funds and external coinvestment vehicles outside their original investment period. This was partially offset by outflows of $5.9 billion, including dispositions in various funds with fees based on invested capital.
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

Total AUM as of and for the Three and Nine Months Ended September 30, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Real Assets
Balance, Beginning of Period	$14,466	$23,065	$37,531	$15,861	$22,130	$37,991
Commitments (1)	(380)	—	(380)	36	—	36
Capital Called, net (2)	(1,034)	919	(115)	(3,118)	2,764	(354)
Distributions (3)	331	(2,708)	(2,377)	596	(4,900)	(4,304)
Market Appreciation/(Depreciation) (4)	—	1,032	1,032	—	2,279	2,279
Foreign Exchange and other (5)	2	23	25	10	58	68
Balance, End of Period	$13,385	$22,331	$35,716	$13,385	$22,331	$35,716

(1)	Represents capital raised by our carry funds and NGP management fee funds, net of expired available capital.

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

Total AUM was $35.7 billion at September 30, 2016, a decrease of $1.8 billion, or approximately 5%, compared to $37.5 billion at June 30, 2016. The decrease was driven by distributions of $2.7 billion, of which $0.3 billion was recallable, and negative commitment activity of $0.4 billion resulting from the expiration of dry powder in CRP V and CIP I. This was partially offset by market appreciation of $1.0 billion. Carry fund market appreciation of 4% was driven by a 4% ($0.6 billion) increase in our private portfolio and a 4% ($0.2 billion) increase in our public portfolio. The carry funds driving appreciation for the period included $0.4 billion attributable to NGP XI (29% appreciation), $0.3 billion attributable to NGP X (15% appreciation), and $0.1 billion attributable to RENEW II (7% appreciation).
Total AUM was $35.7 billion at September 30, 2016, a decrease of $2.3 billion, or approximately 6%, compared to $38.0 billion at December 31, 2015. The decrease was driven by distributions of $4.9 billion, of which $0.6 billion was recallable, and negative net capital called of $0.4 billion. Partially offsetting this decrease was market appreciation of $2.3 billion. Carry fund market appreciation of 13% was driven by a 10% ($1.2 billion) increase in our private portfolio and a 25% ($0.9 billion) increase in our public portfolio. The carry funds driving appreciation for the period included $0.5 billion attributable to NGP X (23% appreciation), $0.5 billion attributable to NGP XI (108% appreciation), and $0.3 billion attributable to CRP VII (24% appreciation).
Fund Performance Metrics
Fund performance information for our carry funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2016, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. The following tables reflect the performance of our significant funds in our Real Assets business. Please see “— Our Family of Funds” for a legend of the fund acronyms listed below.

			TOTAL INVESTMENTS					REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
			As of September 30, 2016					As of September 30, 2016
	Fund Inception Date(1)	Committed Capital	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)	Net IRR(8)	Cumulative Invested Capital(2)	Total Fair Value(3)	MOIC(4)	Gross IRR(7)
Real Assets			(Reported in Local Currency, in Millions)					(Reported in Local Currency, in Millions)
Fully Invested Funds(6)
CRP III	11/2000	$564.1	$522.5	$1,674.4	3.2x	44%	30%	$522.5	$1,674.4	3.2x	44%
CRP IV	12/2004	$950.0	$1,198.5	$1,785.6	1.5x	7%	4%	$885.0	$1,507.1	1.7x	11%
CRP V	11/2006	$3,000.0	$3,293.5	$5,311.1	1.6x	12%	9%	$2,899.0	$4,762.9	1.6x	14%
CRP VI	9/2010	$2,340.0	$2,084.6	$3,840.3	1.8x	32%	22%	$1,256.5	$2,545.0	2.0x	35%
CEREP I	3/2002	€426.6	€517.0	€698.6	1.4x	14%	7%	€517.0	€698.6	1.4x	14%
CEREP II	4/2005	€762.7	€833.8	€128.1	0.2x	(100)%	(100)%	€777.8	€141.0	0.2x	(100)%
CEREP III	5/2007	€2,229.5	€2,013.2	€2,260.4	1.1x	3%	(1)%	€1,217.6	€1,568.2	1.3x	6%
CIP	9/2006	$1,143.7	$1,069.8	$1,282.7	1.2x	4%	1%	$650.2	$894.0	1.4x	6%
NGP X	1/2012	$3,586.0	$3,105.9	$3,795.7	1.2x	9%	6%	$755.6	$1,650.8	2.2x	45%
Energy II	7/2002	$1,100.0	$1,334.8	$3,152.3	2.4x	81%	55%	$1,192.7	$3,142.9	2.6x	87%
Energy III	10/2005	$3,800.0	$3,569.7	$5,340.2	1.5x	9%	7%	$2,676.1	$4,832.5	1.8x	15%
Energy IV	12/2007	$5,979.1	$6,190.9	$7,455.1	1.2x	7%	4%	$2,615.7	$4,673.0	1.8x	27%
Renew II	3/2008	$3,417.5	$2,849.4	$4,106.6	1.4x	10%	6%	$1,414.4	$2,210.0	1.6x	14%
All Other Funds(9)	Various		$2,939.5	$3,269.2	1.1x	4%	(1)%	$2,545.7	$2,859.6	1.1x	5%
Coinvestments and Other(10)	Various		$5,479.4	$8,849.5	1.6x	16%	12%	$3,670.3	$6,745.0	1.8x	20%
Total Fully Invested Funds			$37,415.4	$53,328.7	1.4x	12%	7%	$23,904.2	$40,200.5	1.7x	18%
Funds in the Investment Period(6)
CRP VII (12)	3/2014	$4,161.6	$1,917.0	$2,358.0	1.2x	NM	NM
CIEP I (12)	9/2013	$2,500.0	$458.1	$608.8	1.3x	NM	NM
NGP XI (12)	6/2014	$5,325.0	$1,798.4	$2,292.3	1.3x	NM	NM
CPP II (12)	6/2014	$1,526.9	$501.0	$504.2	1.0x	NM	NM
All Other Funds(11)	Various		$498.5	$542.6	1.1x	NM	NM
Total Funds in the Investment Period			$5,173.0	$6,305.9	1.2x	31%	16%	$227.4	$477.2	2.1x	n/a
TOTAL Real Assets(13)			$42,588.4	$59,634.6	1.4x	12%	7%	$24,131.6	$40,677.7	1.7x	18%

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

(9)	Aggregate includes the following funds: CRP I, CRP II, CAREP I, CAREP II, CRCP I, CPOCP, Renew I and Energy I.

(10)	Includes coinvestments and certain other stand-alone investments arranged by us.

(11)	Aggregate includes NGP GAP and CPI. Return is not considered meaningful, as the investment period commenced in December 2013 for NGP GAP and May 2016 for CPI.

(12)	Returns are not considered meaningful, as the investment period commenced in September 2013 for CIEP I, March 2014 for CRP VII, June 2014 for NGP XI and June 2014 for CPP II.

(13)	For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.

	Remaining Fair Value(1)	Unrealized MOIC(2)	Total MOIC(3)	% Invested(4)	In Accrued Carry/ (Clawback) (5)	LTM Realized Carry (6)	Catch-up Rate	Fee Initiation Date(7)	Quarters Since Fee Initiation	Original Investment Period End Date
	As of September 30, 2016
Real Assets	(Reported in Local Currency, in Millions)
Energy IV	$2,526.8	0.6x	1.2x	104%	(X)		80%	Feb-08	35	Dec-13
NGP X	$2,468.1	1.1x	1.2x	87%			80%	Jan-12	19	May-17
CRP VII	$2,353.8	1.2x	1.2x	46%	X		80%	Jun-14	10	Mar-19
Renew II	$2,089.8	1.3x	1.4x	83%	(X)		80%	Mar-08	35	May-14
NGP XI	$1,852.5	1.2x	1.3x	34%	X		80%	Feb-15	7	Oct-19
CRP VI	$1,366.1	1.6x	1.8x	89%	X	X	50%	Mar-11	23	Mar-16
CRP V	$1,059.6	1.8x	1.6x	110%	X		50%	Nov-06	40	Nov-11
CEREP III	€637.1	0.9x	1.1x	90%			67%	Jun-07	38	May-11
CRP IV	$627.5	1.8x	1.5x	126%			50%	Jan-05	47	Dec-09
CIEP I	$578.7	1.3x	1.3x	18%			80%	Oct-13	12	Sep-19
CPP II	$509.6	1.0x	1.0x	33%			80%	Sep-14	9	Apr-21
Energy III	$465.3	0.3x	1.5x	94%	(X)		80%	Nov-05	44	Oct-11
CIP	$364.7	0.9x	1.2x	94%			80%	Oct-06	40	Sep-12
CRP III	$308.1	91.2x	3.2x	93%	X	X	50%	Mar-01	63	May-05
All Other Funds(8)	$471.5	0.7x	1.3x		NM	NM
Coinvestment and Other(9)	$2,362.5	1.1x	1.6x		NM	NM
Total Real Assets(10)	$20,119.9	1.0x	1.4x

(1)	Net asset value of our carry funds. Reflects significant funds with remaining fair value of greater than $100 million.

(2)	Unrealized multiple of invested capital (“MOIC”) represents remaining fair market value, before management fees, expenses and carried interest, divided by investment cost.

(3)	Total MOIC represents total fair value before management fees, expenses, and carried interest, divided by cumulative invested capital.

(4)	Represents cumulative equity invested as of the reporting period divided by total commitments. Amount can be greater than 100% due to the re-investment of recallable distributions to fund investors.

(5)	Fund has accrued carry/(clawback) as of the reporting period.

(6)	Fund has realized carry in the last twelve months.

(7)	Represents the date of the first capital contribution for management fees.

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
The following table presents our results of operations for our Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$33.1	$37.8	$103.7	$116.1
Portfolio advisory fees, net	0.8	—	0.8	—
Transaction fees, net	—	—	—	—
Total fund level fee revenues	33.9	37.8	104.5	116.1
Performance fees
Realized	36.3	5.0	42.7	13.2
Unrealized	(6.8)	31.4	19.9	122.1
Total performance fees	29.5	36.4	62.6	135.3
Investment income (loss)
Realized	—	—	—	0.1
Unrealized	0.2	0.1	(0.8)	0.3
Total investment income (loss)	0.2	0.1	(0.8)	0.4
Interest	0.1	—	0.3	0.1
Other income	0.2	0.3	0.4	1.0
Total revenues	63.9	74.6	167.0	252.9
Segment Expenses
Compensation and benefits
Direct base compensation	16.3	19.8	49.9	60.6
Indirect base compensation	2.7	2.9	8.6	9.8
Equity-based compensation	1.6	2.6	5.1	7.3
Performance fee related
Realized	35.8	4.4	41.2	10.9
Unrealized	(9.7)	28.0	13.3	113.6
Total compensation and benefits	46.7	57.7	118.1	202.2
General, administrative, and other indirect expenses	17.3	10.7	34.6	31.4
Depreciation and amortization expense	0.9	0.8	2.6	3.0
Interest expense	1.5	1.4	4.5	4.4
Total expenses	66.4	70.6	159.8	241.0
Economic Net Income (Loss)	$(2.5)	$4.0	$7.2	$11.9
(-) Net Performance Fees	3.4	4.0	8.1	10.8
(-) Investment Income (Loss)	0.2	0.1	(0.8)	0.4
(+) Equity-based Compensation	1.6	2.6	5.1	7.3
(+) Reserve for Litigation and Contingencies	9.6	—	9.6	—
(=) Fee Related Earnings	$5.1	$2.5	$14.6	$8.0
(+) Realized Net Performance Fees	0.5	0.6	1.5	2.3
(+) Realized Investment Income	—	—	—	0.1
(=) Distributable Earnings	$5.6	$3.1	$16.1	$10.4

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Distributable Earnings

Distributable earnings increased $2.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $5.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in distributable earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Distributable earnings, September 30, 2015	$3.1	$10.4
Increases (decreases):
Decrease in realized net performance fees	(0.1)	(0.8)
Decrease in realized investment income	—	(0.1)
Increase in fee related earnings	2.6	6.6
Total increase	2.5	5.7
Distributable earnings, September 30, 2016	$5.6	$16.1

Realized Net Performance Fees. Realized net performance fees decreased $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $0.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Substantially all of the realized net performance fees were from the AlpInvest fund of funds vehicles for both the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

Fee Related Earnings

Fee related earnings increased $2.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $6.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in fee related earnings for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Fee related earnings, September 30, 2015	$2.5	$8.0
Increases (decreases):
Decrease in fee revenues	(3.9)	(11.6)
Decrease in direct and indirect base compensation	3.7	11.9
Decrease in general, administrative and other expenses	3.0	6.4
All other changes	(0.2)	(0.1)
Total increase	2.6	6.6
Fee related earnings, September 30, 2016	$5.1	$14.6

Fee Revenues. Total fee revenues decreased $3.9 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and decreased $11.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to redemptions from fund of hedge funds, lower management fees due to distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period, as well as changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

Direct and indirect compensation expense. Direct and indirect compensation expense decreased $3.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and decreased $11.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to lower headcount in 2016.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $3.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and decreased $6.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to lower professional fees, information technology and real estate costs, partially offset by the absence of foreign currency gains in 2016 as compared to 2015.
Economic Net Income (Loss)
Economic net income (loss) decreased $6.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased $4.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The following table provides the components of the change in economic net income (loss) for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 v. 2015
	(Dollars in Millions)
Economic net income (loss), September 30, 2015	$4.0	$11.9
Increases (decreases):
Decrease in net performance fees	(0.6)	(2.7)
Increase (decrease) in investment income	0.1	(1.2)
Decrease in equity-based compensation	1.0	2.2
Increase in fee related earnings	2.6	6.6
Reserve for litigation and contingencies	(9.6)	(9.6)
Total decrease	(6.5)	(4.7)
Economic net income (loss), September 30, 2016	$(2.5)	$7.2
Performance Fees. Performance fees (realized and unrealized) for the three and nine months ended September 30, 2016 and 2015 are from the following types of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Private Equity fund of funds	$28.7	$36.5	$62.1	$134.9
Hedge fund of funds	—	(0.1)	—	0.4
Real estate fund of funds	0.8	—	0.5	—
Performance fees	$29.5	$36.4	$62.6	$135.3
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
The decrease in performance fees for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to lower appreciation in our AlpInvest fund of funds vehicles in 2016. Overall, our AlpInvest fund of funds vehicles appreciated 3% in the three months ended September 30, 2016 as compared to appreciation of 5% in the three months ended September 30, 2015.

The decrease in performance fees for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to lower appreciation in our AlpInvest fund of funds vehicles in 2016. Overall, our AlpInvest fund of funds vehicles appreciated 7% in the nine months ended September 30, 2016 as compared to appreciation of 24% in the nine months ended September 30, 2015.

The $29.5 million of performance fees for the three months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2009-2010) of $8.3 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $2.9 million,
•Co-investment Fund & Secondaries Fund (2010) of $2.3 million, and
•Co-investment Fund & Secondaries Fund (2014-2015) of $2.0 million.
The $36.4 million of performance fees for the three months ended September 30, 2015 was driven primarily by performance fees recognized from the following funds:

•Partnership Fund (2006) of $6.8 million,
•Partnership Fund (2008) of $4.9 million,
•Co-investment Fund & Secondaries Fund (2012-2013) of $3.4 million, and
•Partnership Fund (2007) of $3.1 million.

The $62.6 million of performance fees for the nine months ended September 30, 2016 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $12.5 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $11.3 million,
•Co-investment Fund & Secondaries Fund (2014-2015) of $4.9 million, and
•Co-investment Fund & Secondaries Fund (2010) of $4.3 million.
The $135.3 million of performance fees for the nine months ended September 30, 2015 was driven primarily by performance fees recognized from the following funds:

•Co-investment Fund & Secondaries Fund (2012-2013) of $24.4 million,
•Co-investment Fund & Secondaries Fund (2009-2010) of $23.1 million,
•Partnership Fund (2008) of $12.5 million, and
•Co-investment Fund & Secondaries Fund (2011-2013) of $10.8 million.
Performance fees of $29.5 million and $36.4 million are inclusive of performance fees reversed of approximately $0.6 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively. Performance fees of $62.6 million and $135.3 million are inclusive of performance fees reversed of approximately $2.5 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.
The appreciation in remaining value of our AlpInvest fund of funds vehicles for this segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
AlpInvest fund of funds	3%	5%	7%	24%
Net performance fees for the three months ended September 30, 2016 were $3.4 million, representing a decrease of $0.6 million from $4.0 million in net performance fees for the three months ended September 30, 2015. Net performance fees for the nine months ended September 30, 2016 were $8.1 million, representing a decrease of $2.7 million from $10.8 million in net performance fees for the nine months ended September 30, 2015.
Equity-based Compensation. Equity-based compensation was $1.6 million for the three months ended September 30, 2016, a decrease of $1.0 million from $2.6 million for the three months ended September 30, 2015.
Equity-based compensation was $5.1 million for the nine months ended September 30, 2016, a decrease of $2.2 million from $7.3 million for the nine months ended September 30, 2015.

Reserve for Litigation and Contingencies. Investment Solutions’ share of a reserve for litigation and contingencies was $9.6 million for both the three and nine months ended September 30, 2016. See Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2016 and 2015
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2016	2015
Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM (1)
Fee-earning AUM based on capital commitments	$9,136	$7,543
Fee-earning AUM based on invested capital (2)	1,202	1,181
Fee-earning AUM based on net asset value	215	2,037
Fee-earning AUM based on lower of cost or fair market value	17,542	18,616
Total Fee-earning AUM	$28,095	$29,377

(1)	For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”

(2)	Includes amounts committed to or reserved for certain Metropolitan fund of funds vehicles.
The table below breaks out Fee-earning AUM by its respective components during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Solutions	(Dollars in millions)		(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$27,227	$30,325	$28,191	$33,082
Inflows, including Fee-paying Commitments (1)	2,433	762	5,013	4,487
Outflows, including Distributions (2)	(1,093)	(1,757)	(3,767)	(5,924)
Subscriptions, net of Redemptions (3)	(582)	131	(1,584)	16
Market Appreciation/(Depreciation) (4)	(208)	(142)	(530)	(168)
Foreign Exchange and other (5)	318	58	772	(2,116)
Balance, End of Period	$28,095	$29,377	$28,095	$29,377

(1)	Inflows represent mandates where commitment fee period was activated and capital invested by fund of funds vehicles outside the commitment fee period or weighted-average investment period.

(2)
Outflows represent distributions from fund of funds vehicles outside the commitment fee period or weighted-average investment period and changes in fee basis for fund of funds vehicles where the commitment fee period or weighted-average investment period has expired.

(3)
Represents subscriptions and redemptions in our fund of hedge funds vehicles. Our fund of hedge funds vehicles at DGAM, which are currently in the process of winding down, had approximately $0.2 billion of AUM at September 30, 2016.

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

Fee-earning AUM was $28.1 billion at September 30, 2016, an increase of $0.9 billion, or approximately 3%, compared to $27.2 billion at June 30, 2016. This was driven by inflows, including fee-paying commitments of $2.4 billion, due to activation of previously raised mandates in our AlpInvest vehicles. This was partially offset by outflows, including distributions of $1.1 billion, primarily in our AlpInvest fund of funds vehicles and net redemptions in our DGAM fund of hedge funds vehicles of $0.6 billion. This was partially offset by inflows, including fee-paying commitments of $2.4 billion, due to activation of previously raised mandates in our AlpInvest vehicles. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $28.1 billion at September 30, 2016, a decrease of $0.1 billion compared to $28.2 billion at December 31, 2015. This was driven by outflows of $3.8 billion, primarily in our AlpInvest fund of funds vehicles, net redemptions in our DGAM fund of hedge funds vehicles of $1.6 billion, and market depreciation of $0.5 billion primarily in our AlpInvest fund of funds vehicles. This was partially offset by inflows of $5.0 billion, due to activation of previously raised mandates in our AlpInvest vehicles.
Fee-earning AUM was $28.1 billion at September 30, 2016, a decrease of $1.3 billion, or approximately 4%, compared to $29.4 billion at September 30, 2015. This decrease was a result of outflows of $5.2 billion from our Alpinvest and Metropolitan fund of funds vehicles outside of the commitment fee period, net redemptions in our DGAM fund of hedge funds vehicles of $1.8 billion, and market depreciation of $0.6 billion primarily in our AlpInvest fund of funds vehicles. This was offset by inflows, including fee-paying commitments of $6.2 billion primarily in our AlpInvest fund of funds vehicles.

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
Total AUM as of and for the Three and Nine Month Period Ended September 30, 2016
The table below provides the period to period rollforwards of Available Capital and Fair Value of Capital, and the resulting rollforward of Total AUM.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Available Capital	Fair Value of Capital	Total AUM	Available Capital	Fair Value of Capital	Total AUM
	(Dollars in millions)			(Dollars in millions)
Investment Solutions
Balance, Beginning of Period	$14,760	$30,969	$45,729	$14,193	$32,012	$46,205
Commitments (1)	456	—	456	2,878	—	2,878
Capital Called, net (2)	(1,174)	1,099	(75)	(3,280)	3,051	(229)
Distributions (3)	102	(2,334)	(2,232)	291	(6,085)	(5,794)
Subscriptions, net of Redemptions (4)	—	(582)	(582)	—	(1,644)	(1,644)
Market Appreciation/(Depreciation) (5)	—	930	930	—	2,195	2,195
Foreign Exchange and other (6)	89	393	482	151	946	1,097
Balance, End of Period	$14,233	$30,475	$44,708	$14,233	$30,475	$44,708

(1)	Represents capital raised by our fund of funds vehicles, including activation of new mandates, net of expired available capital.

(2)	Represents capital called by our fund of funds vehicles, net of fund fees and expenses.

(3)	Represents distributions from our fund of funds vehicles, net of amounts recycled.

(4)	Represents the net result of subscriptions to and redemptions from our fund of hedge funds vehicles.

(5)
Market Appreciation/(Depreciation) represents changes in the net asset value of our fund of hedge funds vehicles and realized and unrealized gains (losses) on fund investments, secondary investments, co-investments, and real estate fund of funds vehicles. Fair market values for fund of funds vehicles are based on the latest available valuations of the underlying limited partnership interests (in most cases as of June 30, 2016) as provided by their general partners, plus the net cash flows since the latest valuation, up to September 30, 2016.

(6)
Represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $44.7 billion at September 30, 2016, a decrease of $1.0 billion, compared to $45.7 billion at June 30, 2016. This decrease was driven by distributions of $2.3 billion primarily in our AlpInvest fund of funds vehicles, of which $0.1 billion was recallable, and net redemptions of $0.6 billion in our DGAM fund of hedge funds vehicles. Offsetting the decrease were market appreciation of $0.9 billion, foreign exchange gains of $0.5 billion, and new commitments of $0.5 billion, all primarily in our AlpInvest fund of funds vehicles.
Total AUM was $44.7 billion at September 30, 2016, a decrease of $1.5 billion, compared to $46.2 billion at December 31, 2015. This decrease was driven by distributions of $6.1 billion primarily in our AlpInvest fund of funds vehicles, of which $0.3 billion was recallable, and net redemptions of $1.6 billion in our DGAM fund of hedge funds vehicles. Offsetting the decrease were commitments of $2.9 billion, market appreciation of $2.2 billion, and foreign exchange gains of $1.1 billion, all primarily in our AlpInvest fund of funds vehicles.

Fund Performance Metrics
Fund performance information for our AlpInvest funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2016, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Investment Solutions business.

			TOTAL INVESTMENTS
			As of September 30, 2016
	Vintage Year	Fund Size	Cumulative Invested Capital (2)(8)	Total Fair Value (3)(8)	MOIC (4)	Gross IRR (6)	Net IRR (7)
Investment Solutions (1)	(Reported in Local Currency, in Millions)
Fully Committed Funds (5)
Main Fund I - Fund Investments	2000	€5,174.6	€4,346.1	€7,125.6	1.6x	12%	11%
Main Fund II - Fund Investments	2003	€4,545.0	€4,922.6	€7,697.5	1.6x	10%	9%
Main Fund III - Fund Investments	2005	€11,500.0	€12,920.9	€19,841.7	1.5x	10%	9%
Main Fund IV - Fund Investments	2009	€4,877.3	€4,636.5	€6,556.5	1.4x	15%	14%
Main Fund V - Fund Investments	2012	€5,080.0	€2,702.5	€3,023.6	1.1x	8%	7%
Main Fund I - Secondary Investments	2002	€519.4	€488.4	€924.3	1.9x	58%	54%
Main Fund II - Secondary Investments	2003	€998.4	€1,029.0	€1,871.5	1.8x	27%	26%
Main Fund III - Secondary Investments	2006	€2,250.0	€2,374.1	€3,505.0	1.5x	10%	10%
Main Fund IV - Secondary Investments	2010	€1,859.1	€1,949.9	€3,163.2	1.6x	19%	18%
Main Fund II - Co-Investments	2003	€1,090.0	€920.6	€2,541.1	2.8x	44%	42%
Main Fund III - Co-Investments	2006	€2,760.0	€2,856.5	€3,852.1	1.3x	5%	4%
Main Fund IV - Co-Investments	2010	€1,475.0	€1,380.1	€3,320.7	2.4x	24%	22%
Main Fund V - Co-Investments	2012	€1,122.2	€1,053.9	€2,148.6	2.0x	36%	33%
Main Fund II - Mezzanine Investments	2004	€700.0	€774.2	€1,053.5	1.4x	7%	7%
Main Fund III - Mezzanine Investments	2006	€2,000.0	€2,001.6	€2,644.8	1.3x	10%	9%
All Other Funds (9)	Various		€1,931.7	€2,654.3	1.4x	15%	11%
Total Fully Committed Funds			€46,288.6	€71,924.0	1.6x	12%	12%
Funds in the Commitment Period (5)
Main Fund VI - Fund Investments (10)	2015	€1,106.4	€113.3	€98.8	0.9x	NM	NM
Main Fund V - Secondary Investments	2011	€4,272.8	€3,498.4	€4,745.1	1.4x	22%	20%
Main Fund VI - Co-Investments	2014	€1,115.0	€732.7	€854.0	1.2x	18%	14%
All Other Funds (9)	Various		€425.5	€483.2	1.1x	14%	10%
Total Funds in the Commitment Period			€4,769.9	€6,181.1	1.3x	21%	18%
TOTAL INVESTMENT SOLUTIONS			€51,058.5	€78,105.1	1.5x	13%	12%
TOTAL INVESTMENT SOLUTIONS (USD)(11)			$57,324.1	$87,689.5	1.5x

(1)
Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) Metropolitan Real Estate fund of funds vehicles. As of September 30, 2016, these excluded investments represent $0.5 billion of AUM at AlpInvest and $1.8 billion of AUM at Metropolitan.

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

(9)
Aggregate includes Main Fund VII - Fund Investments, Main Fund I - Co-Investments, Main Fund VII - Co-Investments, Main Fund I - Mezzanine Investments, Main Fund IV - Mezzanine Investments, Main Fund V - Mezzanine Investments, AlpInvest CleanTech Funds and funds which are not included as part of a main fund.

(10)	Returns are not considered meaningful as the commitment period commenced in 2015 for Main Fund VI - Fund Investments.

(11)	Represents the U.S. dollar equivalent balance translated at the spot rate as of period end.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance fees after related compensation are available for distribution to equityholders. Historically, approximately 95% of all capital commitments to our funds have been provided by our fund investors, with the remaining amount typically funded by our senior Carlyle professionals, advisors and other professionals.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, and funds from our senior credit facility, including a term loan facility and a revolving credit facility with $750.0 million available as of September 30, 2016. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. If we determine that market conditions are favorable after taking into account our liquidity requirements, including the amounts available under our senior credit facility, we may seek to issue and sell common units in a registered public offering or a privately negotiated transaction, or we may issue additional senior notes, other debt or preferred equity.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.0 billion at September 30, 2016. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance fee-related cash that has been received but not yet distributed as performance fee-related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. Corporate treasury investments were approximately $95.1 million at September 30, 2016. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to specific requirements mentioned above, the remaining cash and cash equivalents, including corporate treasury investments, is approximately $980 million as of September 30, 2016. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Credit Facility. The senior credit facility includes $25.0 million in a term loan and $750.0 million in a revolving credit facility. The term loan and revolving credit facility mature on May 5, 2020. Principal amounts outstanding under the amended term loan and revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.75%, or (b) at LIBOR plus an applicable margin not to exceed 1.75% (1.66% at September 30, 2016).
The senior credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended senior credit facility) of at least $65.3 billion and a total leverage ratio of less than 3.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Our balance sheet at September 30, 2016 reflects $25.0 million outstanding under our senior credit facility, comprised of $25.0 million of term loan balance outstanding. No amount was outstanding under the revolving credit facility of our senior credit facility.

CLO Term Loans. For certain of our CLOs, the Partnership finances a portion of its investment in the CLOs through the proceeds received from term loans with financial institutions. The Partnership's outstanding CLO term loans consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2016		Borrowing Outstanding December 31, 2015		Maturity Date (2)	Interest Rate as of September 30, 2016
October 3, 2013	$14.1	(1)	$13.7	(1)	September 28, 2018	1.75%	(3)
June 7, 2016	20.6		—		July 15, 2027	2.59%	(4)
	$34.7		$13.7

(1) Original borrowing amount of €12.6 million.
(2) Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(3) Incurs interest at EURIBOR plus 1.75%.
(4) Incurs interest at the weighted average rate of the underlying senior notes. Interest income on the underlying collateral approximated the amount of interest expense and was not significant for the three and nine months ended September 30, 2016.

The CLO term loans are secured by the Partnership's investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity.
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
Promissory Note. On January 1, 2016, the Partnership issued a $120.0 million promissory note to BNRI as a result of a contingent consideration arrangement entered into in 2012 between the Partnership and BNRI as part of the Partnership's strategic investment in NGP (see Note 5). Interest on the promissory note accrues at the three month LIBOR plus 2.50% (3.13% at September 30, 2016). The Partnership may prepay the promissory note in whole or in part at any time without penalty. The promissory note is scheduled to mature on January 1, 2022.
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
Loans Payable of a Consolidated Real Estate VIE. Substantially all of Urbplan’s customer and other receivables and investments have been pledged as collateral for the loans. As of September 30, 2016, substantially all of the loans payable of Urbplan are not in compliance with their related debt covenants or are otherwise in technical default. These violations do not cause a default or event of default under the Partnership’s senior credit facility or senior notes. Urbplan management is in discussions with the lenders to cure or re-negotiate the loans in default. Currently there are no outstanding notices of acceleration of payment on the loans in default. All of the loans payable of Urbplan are contractually non-recourse to us.
Realized performance fee revenue. Another source of liquidity we may use to meet our capital needs is the realized performance fee revenue generated by our investment funds. Carried interest is generally realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. For certain funds, carried interest is realized once all invested capital and expenses have been returned to the fund’s investors and the fund’s cumulative returns are in excess of the preferred return. Incentive fees earned on hedge fund structures are realized at the end of each fund's measurement period. Incentive fees earned on our CLO vehicles generally are paid upon the dissolution of such vehicles.

Our accrued performance fees by segment as of September 30, 2016, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Fees	Accrued Giveback Obligation	Net Accrued Performance Fees
	(Dollars in millions)
Corporate Private Equity	$1,677.3	$(5.0)	$1,672.3
Global Market Strategies	81.5	—	81.5
Real Assets	435.3	(219.4)	215.9
Investment Solutions	582.5	—	582.5
Total	$2,776.6	$(224.4)	$2,552.2
Plus: Accrued performance fees from NGP			47.6
Less: Accrued performance fee-related compensation			(1,443.0)
Plus: Receivable for giveback obligations from current and former employees			6.1
Less: Deferred taxes on accrued performance fees			(76.7)
Less: Net accrued performance fees attributable to non-controlling interests in consolidated entities			127.3
Net accrued performance fees excluding compensation and non-controlling interests			1,213.5
Less/Plus: Timing differences between the period when accrued performance fees are realized and the period they are collected/distributed			(43.5)
Net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts			$1,170.0

As of September 30, 2016, the net accrued performance fees attributable to Carlyle Holdings, excluding realized amounts, related to our carry funds and our other vehicles by segment were as follows (dollars in millions):

Carry fund-related
Corporate Private Equity:
Buyout	$850.3
Growth Capital	36.1
Total Corporate Private Equity	886.4
Real Assets:
Real Estate	222.7
Natural Resources	55.3
Legacy Energy	(76.6)
Total Real Assets	201.4
Global Market Strategies	37.2
Investment Solutions and other non-carry funds	45.0
Net accrued performance fees attributable to Carlyle Holdings	$1,170.0
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

In the future, we expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business lines;

•	provide capital to facilitate our expansion into new, complementary business lines, including acquisitions;

•	pay operating expenses, including compensation and compliance costs and other obligations as they arise;

•	fund costs of litigation and contingencies, including related legal costs;

•	fund the capital investments of Carlyle in our funds;

•	fund capital expenditures;

•	repay borrowings and related interest costs and expenses;

•	pay earnouts and contingent cash consideration associated with our acquisitions and strategic investments;

•	pay income taxes;

•	make distributions to our unitholders and the holders of the Carlyle Holdings partnership units in accordance with our distribution policy, and;

•	repurchase our units.
Distributions. With respect to distribution year 2016, the Board of Directors of our general partner has declared a distribution to common unitholders totaling approximately $117.4 million, or $1.39 per common unit, consisting of (i) $0.50 per common unit in respect of the the third quarter of 2016, which is payable on November 16, 2016 to common unitholders of record on November 8, 2016, (ii) $0.63 per common unit in respect of the second quarter of 2016, which was paid in August 2016, and (ii) $0.26 per common unit in respect of the first quarter of 2016, which was paid in May 2016.

With respect to distribution year 2015, through November 2015, we paid cumulative distributions of approximately $140.0 million to common unitholders, consisting of $0.33 per common unit in respect of the first quarter of 2015, which was paid in May 2015, $0.89 per common unit in respect of the second quarter of 2015, which was paid in August 2015, and $0.56 per common unit in respect of the third quarter of 2015, which was paid in November 2015.

Distributions to common unitholders paid during the nine months ended September 30, 2016 totaled $98.5 million, representing the amount paid in March 2016 of $0.29 per common unit in respect of the fourth quarter of 2015, the amount paid in May 2016 of $0.26 per common unit in respect of the first quarter of 2016, and the amount paid in August 2016 of $0.63 per common unit in respect of the second quarter of 2016. Distributions to common unitholders paid during the nine months ended September 30, 2015 totaled $206.0 million, representing the amount paid in March 2015 of $1.61 per common unit in respect of the fourth quarter of 2014, the amount paid in May 2015 of $0.33 per common unit in respect of the first quarter of 2015, and the amount paid in August 2015 of $0.89 per common unit in respect of the second quarter of 2015.
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

Since our inception through September 30, 2016, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, advisors and other professionals. The current invested capital and unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2016, consisted of the following:

Asset Class	Current Equity Invested	Unfunded Commitment	Total Current Equity Invested and Unfunded Commitment
	(Dollars in millions)
Corporate Private Equity	$1,827.4	$1,701.8	$3,529.2
Global Market Strategies	1,118.4	515.2	1,633.6
Real Assets	880.0	660.2	1,540.2
Investment Solutions	32.3	108.2	140.5
Total	$3,858.1	$2,985.4	$6,843.5

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
Investments as of September 30, 2016 consist of the following (dollars in millions):

Investments	$1,118.5
Less: Amounts attributable to non-controlling interests in consolidated entities	(264.2)
Less: Strategic equity method investments in NGP Management	(415.7)
Less: Investment in NGP Management (accrued performance fees)	(47.6)
Investments excluding non-controlling interests and NGP	391.0
Plus: investments in Consolidated Funds, eliminated in consolidation	125.5
Total investments attributable to Carlyle Holdings, exclusive of NGP management	$516.5
Repurchase Program. In February 2016, the Board of Directors of the general partner of the Partnership authorized the repurchase of up to $200 million of common units and/or Carlyle Holdings units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. We expect that the majority of the repurchases under this program will be done via open market transactions. No units will be repurchased from our executive officers under this program. The timing and actual number of common units and/or Carlyle Holdings units repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. For the nine months ended September 30, 2016, we have paid an aggregate of $53.6 million to repurchase and retire 3,339,300 units with the majority of the repurchases done via open market transactions.
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

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by operating activities	$127.5	$4,442.7
Net cash used in investing activities	(11.5)	(267.7)
Net cash used in financing activities	(73.3)	(4,040.1)
Effect of foreign exchange rate changes	9.1	(69.4)
Net change in cash and cash equivalents	$51.8	$65.5
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
The net cash provided by operating activities for the nine months ended September 30, 2016 primarily reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2016, purchases of investments by the Consolidated Funds were $1,707.8 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $873.9 million. For the nine months ended September 30, 2015, purchases of investments by the Consolidated Funds were $7,577.3 million, while proceeds from the sales and settlements of investments by the Consolidated Funds were $9,359.9 million.

Besides the investment activity of our Consolidated Funds, operating cash inflows primarily include the receipt of management fees and realized performance fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative, and other expenses. During the nine months ended September 30, 2016 and 2015, net cash provided by operating activities primarily includes the receipt of management fees and realized performance fees, totaling approximately $1.8 billion and $2.2 billion, respectively. These inflows were partially offset by payments for compensation and general, administrative and other expenses of approximately $1.3 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively.
Cash used to purchase investments and trading securities as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. Over time investment proceeds may be greater than investment purchases. During the nine months ended September 30, 2016, investment proceeds were $219.7 million while investment purchases were $218.6 million. During the nine months ended September 30, 2015, investment proceeds were $371.4 million as compared to purchases of $51.5 million.
Net Cash Provided By (Used In) Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, and changes in restricted cash. For the nine months ended September 30, 2016, cash used in investing activities principally reflects purchases of fixed assets, partially offset by a change in restricted cash balances. Purchases of fixed assets were $13.3 million and $49.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Net Cash Used in Financing Activities. Financing activities are a net use of cash in each of the historical periods presented.
Distributions to our common unitholders were $98.5 million and $206.0 million for the nine months ended September 30, 2016 and 2015, respectively. Distributions to the non-controlling interest holders in Carlyle Holdings were $300.9 million and $702.4 million for the nine months ended September 30, 2016 and 2015, respectively. The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2016 and 2015 were $339.7 million and $(40.0) million, respectively. For the nine months ended September 30, 2016 and 2015, contributions from non-controlling interest holders were $75.3 million and $1,629.9 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2016 and 2015, distributions to non-controlling interest holders were $87.3 million and $4,325.2 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $9.5 billion at September 30, 2016, a decrease of $22.7 billion from December 31, 2015. The decrease in total assets was primarily attributable to decreases in investments of Consolidated Funds, cash and cash equivalents held at Consolidated Funds, and due from affiliates and other receivables of Consolidated Funds, net, of $20.6 billion, $1.4 billion, and $0.7 billion, respectively, primarily due to the adoption of the revised consolidation guidance (See Note 2). Cash and cash equivalents were approximately $1.0 billion at September 30, 2016 and $1.0 billion at December 31, 2015.
Total liabilities were $7.9 billion at September 30, 2016, a decrease of $15.3 billion from December 31, 2015. The decrease in liabilities was primarily attributable to a decrease in loans payable of Consolidated Funds of $13.8 billion and a decrease in other liabilities of Consolidated Funds of $1.6 billion from December 31, 2015 to September 30, 2016, primarily due to the adoption of the revised consolidation guidance (see Note 2).
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the Consolidated Funds are non-recourse to us. For example, as previously discussed, the CLO term loan formed in June 2016 is secured by the Partnership's investment in the CLO, has a general unsecured interest in the Carlyle entity that manages the CLO, and does not have recourse to any other Carlyle entity. The assets and liabilities of the consolidated real estate VIE are also held in separate legal entities; we have not guaranteed or assumed any obligation for repayment of its liabilities nor are its assets available to meet our liquidity requirements.

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2016, our total assets were $6.0 billion, including cash and cash equivalents of $1.0 billion and accrued performance fees of $2.8 billion.

Unconsolidated Entities
Our Corporate Private Equity funds have entered into lines of credit secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment which are used to fund liquidity needs in the interim between the date of an investment and the receipt of capital from the investing fund’s investors. These funds also make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.
Certain of our real estate funds have entered into lines of credit secured by their investors’ unpaid capital commitments or by a pledge of the equity of the underlying investment. Due to the relatively large number of investments made by these funds, the lines of credit are primarily employed to reduce the overall number of capital calls or for working capital needs. In certain instances, however, they may be used for other investment related activities, including serving as bridge financing for investments. The degree of leverage employed varies among our real estate funds.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2016 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	October 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in millions)
Debt obligations (including senior notes)(a)	$—	$14.1	$25.0	$1,229.4	$1,268.5
Interest payable(b)	14.7	124.6	137.8	814.9	1,092.0
Contingent cash consideration(c)	1.5	57.0	38.9	38.5	135.9
Operating lease obligations(d)	13.7	99.5	81.7	292.9	487.8
Capital commitments to Carlyle funds(e)	2,985.4	—	—	—	2,985.4
Tax receivable agreement payments(f)	—	10.7	11.8	118.1	140.6
Loans payable of Consolidated Funds(g)	18.4	146.0	210.3	3,592.8	3,967.5
Loans payable of a consolidated real estate VIE(h)	19.0	61.0	64.9	80.0	224.9
Unfunded commitments of the CLOs(i)	1.4	—	—	—	1.4
Consolidated contractual obligations	3,054.1	512.9	570.4	6,166.6	10,304.0
Loans payable of Consolidated Funds(g)	(18.4)	(146.0)	(210.3)	(3,592.8)	(3,967.5)
Loans payable of a consolidated real estate VIE(h)	(19.0)	(61.0)	(64.9)	(80.0)	(224.9)
Capital commitments to Carlyle funds(e)	(2,638.3)	—	—	—	(2,638.3)
Unfunded commitments of the CLOs(i)	(1.4)	—	—	—	(1.4)
Carlyle Operating Entities contractual obligations	$377.0	$305.9	$295.2	$2,493.8	$3,471.9

(a)
The table above assumes that no prepayments are made on the term loans or senior notes and that the outstanding balance on the revolving credit facility is repaid on the maturity date of the senior credit facility, which is May 5, 2020. The term loan entered into during 2013 related to an investment in a CLO and matures on the earlier of 2018 or the date that the CLO is dissolved. The term loan entered into during 2016 related to CLO that was formed in June 2016 and matures on the earlier of 2027 or the date that the CLO is dissolved. For purposes of the table above, it is assumed that the CLOs do not dissolve prior to 2018 or 2027, respectively.

(b)
The interest rate on the loans payable consist of 3.875% on $500.0 million of senior notes, 5.625% on $600.0 million of senior notes, approximately 1.66% on $25.0 million of the term loan of our senior credit facility (inclusive of the effect of the outstanding interest rate swaps), approximately

1.75% on $14.1 million of our 2013 CLO term loan, approximately 2.59% on $20.6 million of our 2016 CLO retention term loan, and approximately 3.13% on $120.0 million of our NGP earnout note. Interest payments assume that no prepayments are made and loans are held until maturity.

(c)
These obligations represent our probability-weighted estimate of amounts to be paid on the contingent cash consideration obligations associated with our business acquisitions and strategic investment in NGP Management. The actual amounts to be paid under these agreements will not be determined until the specific performance conditions are met. Refer to “— Contingent Cash Payments for Business Acquisitions and Strategic Investments” below for the maximum amounts we may be required to pay under these arrangements and Note 5 and Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. Included in these amounts are $1.0 million of employment-based contingent consideration payments that have been earned but are not payable until the individuals are no longer employees of Carlyle, the timing of which cannot be predicted. For purposes of the table above, the timing has been based on a probability-weighted estimate. Also included in this amount is $76.8 million of contingent consideration payable to the ESG founders in 2020 and beyond. On October 31, 2016, the Partnership closed a transaction with the founders of ESG, and transferred the Partnership's 55% ownership interest in ESG to its founders.

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

(g)
These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2016, at spreads to market rates pursuant to the debt agreements, and range from 0.96% to 8.30%.

(h)
These obligations represent amounts owed to the lenders of Urbplan. These obligations include interest to be paid on the loans of Urbplan. Principal and interest payments shown herein assume that amounts will be paid according to the contractual maturities of the loans without acceleration due to default or covenant violation or other voluntarily prepayments. Interest payments on variable-rate debt are based on interest rates in effect as of September 30, 2016, at spreads to market rates pursuant to the loan agreements, and range from 17.2% to 23.5%. Due to the timing and availability of financial information from Urbplan, we consolidate the financial position and results of operations of Urbplan on a financial reporting lag of 90 days. The balances shown in this table are based on Urbplan’s outstanding borrowings as of June 30, 2016.

(i)	These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $21.6 million at September 30, 2016 as we are unable to estimate when such amounts may be paid. Also excluded from the table above are outstanding commitments of Urbplan for land development services with an estimated $21.0 million of future costs to be incurred; these amounts have been excluded as we are unable to determine when such amounts will be paid.
Contingent Funding of the Consolidated Real Estate VIE
As described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our senior Carlyle professionals have made and may make additional investments in and fundings for the benefit of Urbplan. From 2013 through September 30, 2016, $365.7 million has been funded to Urbplan by us and our senior Carlyle professionals (including losses from related foreign currency forward contracts). We have funded $118.2 million of the $365.7 million and the remaining $247.5 million has been funded by our senior Carlyle professionals indirectly through the Partnership. For the three months ended September 30, 2016, $10.0 million was funded to Urbplan, of which we funded the entire $10.0 million.
From April 2013 through September 30, 2016, the Partnership's cumulative investment losses related to Urbplan totaled $82.5 million, all of which are realized losses.
While no contractual or other obligations exist to provide additional financial support to Urbplan, the Partnership may provide additional capital funding directly or indirectly to Urbplan in the future. Urbplan continues to seek capital funding from unaffiliated parties and seeks to restructure existing debt obligations to reduce its cash requirements. Whether and to what extent the Partnership will continue to provide financial support will be based on the circumstances at the time, including levels of third-party funding and the ability of the company to reach satisfactory agreements with its creditors. At this time, the Partnership estimates that Urbplan may require up to $35 million of funding over the next twelve months. Should Urbplan fail to meet its obligations as they come due, Urbplan or we may be subject to additional claims and Urbplan could be required to seek bankruptcy protection.

We may not recover, in whole or in part, the capital that we have invested in or any additional capital that we may elect to invest in Urbplan in the future, and our results of operations could be adversely impacted by impairments, write-downs, lawsuits by customers or creditors, bankruptcy, other claims against Urbplan or us or other losses associated with our investment in Urbplan. Urbplan is currently a party to various litigation, disputes and other potential claims. We do not believe it is probable that the outcome of any existing Urbplan litigation, government investigations and proceedings, disputes, or other potential claims will materially affect us or our consolidated financial statements.
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

Based on the terms of the underlying contracts, the maximum amounts that could be paid from contingent cash obligations associated with business acquisitions and the strategic investment in NGP Management as of September 30, 2016 is $369.4 million versus the liabilities recognized on the balance sheet of $90.2 million. Based on the historical and projected performance of our acquisitions, the Partnership believes that approximately $310.3 million of the maximum amounts of the contingent cash obligations are unlikely to be paid.
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
U.S. Risk Retention Rules
The Dodd-Frank Act requires sponsors of asset-backed securities, including CLOs, to retain at least 5% of the credit risk related to the assets that underlie asset-backed securities (referred to herein as the U.S. Risk Retention Rules). The U.S. Risk Retention Rules become effective on December 24, 2016 and apply to sponsors of CLOs issued thereafter. As a sponsor of CLOs issued in Europe, we currently comply with similar risk retention rules that have been in place since 2014. To comply with the U.S. Risk Retention Rules, we expect that we will contribute approximately $750 million to new CLOs issued over the next five years. Our contribution to the new CLOs will be funded through a variety of sources, including direct funding from the Partnership, funding from senior Carlyle professionals, funding from third party investors, and limited recourse borrowing. The allocation of funding sources, and therefore the amount of capital required from the Partnership, will be determined in the future.
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

Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of September 30, 2016.

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

Carlyle Common Units and Carlyle Holdings Partnership Units
A rollforward of the outstanding Carlyle Group L.P. common units and Carlyle Holdings partnership units from December 31, 2015 through September 30, 2016 is as follows:

	Units as of December 31, 2015	Units Issued - DRU Vesting	Units Forfeited	Units Exchanged	Units Repurchased / Retired	Units as of September 30, 2016
The Carlyle Group L.P. common units	80,408,702	6,586,317	—	823,017	(3,239,300)	84,578,736
Carlyle Holdings partnership units	243,619,604	—	(678,019)	(823,017)	(100,000)	242,018,568
Total	324,028,306	6,586,317	(678,019)	—	(3,339,300)	326,597,304
The Carlyle Group L.P. common units issued during the period from December 31, 2015 through September 30, 2016 relate to the vesting of the Partnership’s deferred restricted common units during the nine months ended September 30, 2016. Further, The Carlyle Group L.P. common units in the table above includes 38,911 common units that the Partnership is expected to acquire from Carlyle Holdings in future periods upon the vesting of certain of the Partnership’s unvested common units associated with the acquisition of the remaining 40% equity interest in AlpInvest in August 2013.
The Carlyle Holdings partnership units exchanged relate to the exchange of Carlyle Holdings partnership units held by NGP and other limited partners for common units on a one-for-one basis.
The Carlyle Group L.P. common units and Carlyle Holdings partnership units repurchased during the period from December 31, 2015 through September 30, 2016 relate to units repurchased and subsequently retired as part of our unit repurchase program that was initiated in February 2016.
The Carlyle Holdings partnership units forfeited during the period from December 31, 2015 through September 30, 2016 relate to unvested Carlyle Holdings partnership units that were forfeited when the holder ceased to provide services to the Partnership.
The total units as of September 30, 2016 as shown above exclude approximately 0.4 million common units in connection with the vesting of deferred restricted common units and an exchange of Carlyle Holdings partnership units subsequent to September 30, 2016 that will participate in the unitholder distribution that will be paid in November 2016.

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
There was no material change in our market risks during the three months ended September 30, 2016. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common units during the three months ended September 30, 2016 for the periods indicated:

Period	(a) Total number of units purchased	(b) Average price paid per unit	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
July 1, 2016 to July 31, 2016 (1)(2)	175,980	$16.19	175,980	$161.0

August 1, 2016 to August 31, 2016 (1)(2)	689,518	$16.16	689,518	$149.8

September 1, 2016 to September 30, 2016 (1)(2)	221,421	$15.63	221,421	$146.4
Total	1,086,919		1,086,919

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

(2)
For the periods from July 1, 2016 to July 31, 2016, August 1, 2016 to August 31, 2016, and September 1, 2016 to September 30, 2016, all of the units purchased were common units purchased in open market and brokered transactions. All units purchased during these periods were subsequently retired.

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

The Carlyle Group L.P.

	By:	Carlyle Group Management L.L.C., its general partner

Date: November 3, 2016	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Certificate of Limited Partnership of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-176685) filed with the SEC on September 6, 2011).

3.2	Amended and Restated Limited Partnership Agreement of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 8, 2012).

10.4.1*
Amendment No. 1 to Exchange Agreement, dated as of November 2, 2016, among Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P., relating to the Exchange Agreement, dated as of May 2, 2012, among Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings II GP L.L.C., Carlyle Holdings II Sub L.L.C., Carlyle Holdings III GP L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and the limited partners of each of Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P.

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